Form 10-Q
period 1996-09-30
LIBERTE INVESTORS INC
filed 1996-11-13
CIK 1017907

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
        EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
        SECURITIES EXCHANGE ACT OF 1934

            FOR TRANSITION PERIOD FROM             TO
                                       -----------    ----------

                         COMMISSION FILE NUMBER 1-6802
                            LIBERTE INVESTORS INC.
            (Exact name of Registrant as specified in its Charter)

           DELAWARE                                         75-1328153
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)

  600 N. PEARL ST., SUITE 420                                   75201
          DALLAS, TEXAS                                      (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code (214) 720-8950


                               Liberte Investors
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   YES    X       NO
                                                       -------       -------

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                   YES    X*      NO
                                                       -------       -------

* The registrant's confirmed plan of reorganization under Chapter 11 of the Bankruptcy code did not provide for the distribution of securities.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock $.01 par value as of the close of business on November 12, 1996: 20,256,097 shares.

                            LIBERTE INVESTORS INC.
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                                     INDEX

                                                                     Page
                                                                     ----

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

                 Consolidated Statements of Financial Condition
                 September 30, 1996 and June 30, 1996...............   3

                 Consolidated Statements of Operations
                 Three Months Ended September 30, 1996 and 1995.....   4

                 Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 1996 and 1995.....   5

                 Notes to Consolidated Financial Statements.........   6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................   9


PART II - OTHER INFORMATION

         Item 1. Legal Proceedings..................................  11

         Item 2. Changes in Securities..............................  11

         Item 3. Defaults upon Senior Securities....................  11

         Item 4. Submission of Matters to a Vote of Security Holders  11

         Item 5. Other Information..................................  12

         Item 6. Exhibits and Reports on Form 8-K...................  12

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                            LIBERTE INVESTORS INC.
                                AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)


                                                    September 30,     June 30,
                                                        1996            1996
                                                    -------------    -----------
Assets
Unrestricted cash and cash equivalents               $  50,000,927   $27,245,594
Restricted cash and cash equivalents                        58,694        58,325
                                                     -------------   -----------
      Total cash and cash equivalents                   50,059,621    27,303,919

Notes receivable, net                                    1,332,081     1,331,390
Foreclosed real estate held for sale                     3,450,148     3,475,790
Accrued interest and other receivables                      68,299        63,875
Other assets                                               687,840     1,179,277
                                                     -------------   -----------
      Total assets                                   $  55,597,989   $33,354,251
                                                     =============   ===========


Liabilities and Stockholders' Equity
Liabilities
Accrued and other liabilities                        $     347,590   $   502,078

Stockholders' Equity
Common stock, $.01 par value,
   50,000,000 shares authorized,
   20,256,097 shares issued and outstanding                202,561            --
Shares of Beneficial Interest, no par value,
   unlimited authorization, 12,423,208 shares
   issued, 12,153,658 shares outstanding,
   net of 269,550 shares held in treasury                       --    32,852,173
Additional paid-in capital                             309,490,145            --
Retained earnings                                     (254,442,307)           --
                                                     -------------   -----------

      Total stockholders' equity                        55,250,399    32,852,173
                                                     -------------   -----------

      Total liabilities and stockholders' equity     $  55,597,989   $33,354,251
                                                     =============   ===========

See notes to unaudited consolidated financial statements.

                            LIBERTE INVESTORS INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                          Three Months Ended
                                                             September 30,
                                                       ------------------------
                                                           1996         1995
                                                       -----------  -----------
Income
     Interest-bearing deposits in banks                $   480,519  $   304,482
     Notes receivable interest                              39,499      120,420
     Gain on sale of foreclosed real estate                     --        6,840
     Other                                                  12,671       68,130
                                                       -----------  -----------
Total income                                               532,689      499,872
                                                       -----------  -----------

Expenses
     Insurance                                              80,189       52,068
     Compensation and employee benefits                     66,291      100,100
     Legal, audit and advisory fees                         52,752      255,958
     Foreclosed real estate operations                      34,671       61,234
     Provision for loan losses                                 380           --
     General and administrative                             42,448       60,176
                                                       -----------  -----------
Total expenses                                             276,731      529,536
                                                       -----------  -----------

Net income (loss)                                      $   255,958  $   (29,664)
                                                       ===========  ===========

Net income (loss) per share
  of Common Stock (Beneficial Interest in 1995)               $.02        $(.00)
Weighted average number of shares
     of Common Stock (Beneficial Interest in 1995)      16,204,878   12,153,658



See notes to unaudited consolidated financial statements.

                            LIBERTE INVESTORS INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                             Three Months Ended
                                               September  30,
                                        ---------------------------
                                            1996            1995
                                        -----------     -----------

Cash flows from operating
 activities:
  Net income (loss)                     $   255,958     $   (29,664)
  Adjustments to reconcile
   net income (loss) to
   net cash provided
   by (used in) operating
   activities:
  Amortization of discount
   on notes receivable                       (4,730)             --
  Increase in accrued
   interest and other
   receivables                               (4,424)        (28,557)
  Decrease (increase)
   in other assets                           71,252          (2,163)
  (Decrease) increase in accrued
   and other liabilities                   (154,488)         32,007
  Gains from disposition of
   foreclosed real estate                        --          (6,840)
                                        -----------     -----------
    Net cash provided by (used in)
     operating activities                   163,568         (35,217)
                                        -----------     -----------

Cash flows from investing activities:
  Collections on notes receivable             4,039         128,415
  Collections on RPI note receivable             --         118,773
  Sales of foreclosed real estate            25,642          68,403
  (Increase) decrease in restricted
   cash investments                            (369)            375
                                        -----------     -----------
    Net cash provided by
     investing activities                    29,312         315,966
                                        -----------     -----------

Cash flows from financing activities:
  Issuance of newly issued shares
   of Common Stock to Hunter's Glen      23,091,951              --
  Capitalization of acquisition costs      (529,498)             --
                                        -----------     -----------
    Net cash provided by
     financing activities                22,562,453              --
                                        -----------     -----------

Net increase in unrestricted cash and
 cash equivalents                        22,755,333         280,749
Unrestricted cash and cash equivalents
 at beginning of period                  27,245,594      20,576,517
                                        -----------     -----------

Unrestricted cash and cash equivalents
 at end of period                       $50,000,927     $20,857,266
                                        ===========     ===========

Schedule of non-cash investing
 activities:
  Reclassification of acquisition
   costs to additional paid-in capital  $   420,185     $        --
  Charge-offs to allowance for
   possible losses, net                          --      10,392,517



See notes to unaudited consolidated financial statements.

                    LIBERTE INVESTORS  INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (UNAUDITED SEPTEMBER 30, 1996)



Note A - Organization

In April 1996, Liberte Investors, a Massachusetts business trust (the "Trust"), formed Liberte Investors Inc., a Delaware corporation (the "Company"). At a special meeting of the shareholders of the Trust held on August 15, 1996 (the "Special Meeting"), the Trust's shareholders approved the reorganization of the Trust into the Company (the "Reorganization"). To effect the Reorganization, the Trust contributed its assets to the Company and received all of the Company's common stock, par value $.01 per share ("Shares" or "Common Stock") outstanding at the time of the Reorganization, which the Trust then distributed to its shareholders in redemption of all outstanding shares of beneficial interest in the Trust (a "Beneficial Share"). The Company assumed all of the Trust's outstanding liabilities and obligations. Immediately thereafter, the Trust was terminated.

Unless otherwise indicated, the information contained in the Form 10-Q which relates to periods prior to August 16, 1996 is information relating to the Trust, and information relating to periods on and after August 16, 1996 is information relating to the Company.


Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

The accompanying financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 40 acres of land located in Arlington, Texas. All intercompany balances and transactions have been eliminated.


Note C - Stock Purchase Agreement

On January 16, 1996, the Trust entered into a Stock Purchase Agreement (as amended, the "Stock Purchase Agreement") with Hunter's Glen/Ford, Ltd., a Texas limited partnership ("Hunter's Glen"), pursuant to which the Trust agreed to sell 8,102,439 newly issued Shares to Hunter's Glen for $23,091,951, representing a purchase price of $2.85 per Share (the "Purchase"). The Purchase was approved by the Trust's shareholders at the Special Meeting and consummated on August 16, 1996. After the Purchase, Hunter's Glen owns 40% of the outstanding Shares. Mr. Gerald J. Ford is a general partner of Hunter's Glen and is the sole shareholder of Ford Diamond Corporation, the only other general partner of Hunter's Glen.

Immediately prior to the sale of the Shares pursuant to the Stock Purchase Agreement, the Trust reorganized into the Company, which succeeded to all of the Trust's assets and liabilities. Upon such reorganization, shareholders of the Trust became shareholders of the Company on a share for share basis and Mr. Ford became the Chief Executive Officer and Chairman of the Board of the Company.

Note D - Registration Rights

In connection with the Purchase, Hunter's Glen and the Company entered into a Registration Rights Agreement (the "Purchaser Registration Rights Agreement"), pursuant to which Hunter's Glen and certain subsequent holders of the shares of Common Stock (the "Hunter's Glen Shares") acquired in the Purchase were granted certain registration rights with respect to such shares until (i) such shares have been sold pursuant to a resale registration statement filed with the Securities and Exchange Commission, (ii) such shares have been sold under the safe-harbor provision of Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), or (iii) such shares have been otherwise transferred and the Company has issued new stock certificates representing such shares without a legend restricting further transfer. The holders of not less than 20% of the Hunter's Glen Shares may require the Company to file a shelf registration statement registering their sale of such shares. The Company will be required to maintain the effectiveness of such registration statement for two years. In addition, the holders of not less than 20% of the Hunter's Glen Shares may make two demands upon the Company to register their sale of such shares in underwritten offerings, provided that the shares to be sold have a fair market value in excess of $5.0 million. Finally, the holders of the Hunter's Glen Shares may require the Company to register the sale of their shares if the Company proposes to file a registration statement under the Securities Act for its account or the account of its securityholders, other than a registration statement concerning a business combination, an exchange of securities or an employee benefit plan. The holders of these registration rights may exercise them at any time during the period beginning on August 16, 1997 and ending when the holders of such shares own an aggregate of less than 5% of the outstanding Shares and are no longer affiliates of the Company under the United States federal securities laws. The Company will bear all of the expenses of these registrations, except any underwriters' commissions, discounts and fees, and the fees and expenses of any legal counsel to the holders of the Hunter's Glen Shares.

At the closing of the Purchase, Hunter's Glen, the Company and certain other persons entered into an Agreement Clarifying Registration Rights (the "Agreement Clarifying Registration Rights"). Under this agreement, the registration rights that the Trust had previously extended to 400,000 Beneficial Shares owned by the Enloe Descendants' Trust were extended to the 759,000 Shares that the Enloe Descendants' Trust, Mr. Robert Ted Enloe, III and his wife owned upon the consummation of the Reorganization and the Purchase. The Agreement Clarifying Registration Rights also defined the relationship between these registration rights and the registration rights extended under the Purchaser Registration Rights Agreement. The Agreement Clarifying Registration Rights generally permits Hunter's Glen to require the Company to register the sale of its shares in connection with any exercise of demand registration rights by the Enloe Descendants' Trust, and permits the Enloe Descendants' Trust, Mr. Enloe and his wife to require the Company to register the sale of their shares in connection with any exercise of demand registration rights by Hunter's Glen. In addition, this Agreement provides that the Enloe Descendants' Trust, Mr. Enloe, his wife and Hunter's Glen will not publicly sell their Shares during the period beginning ten days before the filing of a registration statement in connection with certain underwritten offerings and ending ninety days after the effective date of such registration statement. Finally, The Agreement Clarifying Registration Rights provides that the registration rights with respect to the Shares held by the Enloe Descendants' Trust, Mr. Enloe and his wife will be transferable to the subsequent holders of such shares.


NOTE E - Share Transfer Restrictions

The Company's Certificate of Incorporation (the "Charter") contains prohibitions on the transfer of the Shares to avoid limitations on the use of the net operating loss carryforwards and other federal income tax attributes that the Company inherited from the Trust. The Charter generally prohibits any transfer of Shares, any other subsequently issued voting stock or stock that participates in the earnings or growth of the Company, and certain options with respect to such Shares or stock, if the transfer of such Shares or stock would cause any group or person to own 4.9% or more of the outstanding shares of, increase the ownership position of any person that already owns 4.9% or more (by aggregate value) of the outstanding shares of such stock, or cause any person to be treated like the owner of 4.9% or more (by aggregate value) of the outstanding shares of such stock for tax purposes. Transfers in violation of this prohibition will be void, unless the Board of Directors consents to the transfer. If void, upon demand by the Company, the purported transferee must return the shares to the Company's agent to be sold, or if already sold the purported transferee must forfeit some, or possibly all, of the sale proceeds. In addition, in connection with certain changes in the ownership of the holders of the Company's shares, the Company may require the holder to dispose of some or all of such shares. For this purpose, "person" is defined broadly to mean any individual, corporation, estate, debtor, association, company, partnership, joint venture, or similar organization.


Note F - Foreclosed Real Estate Held For Sale

At September 30, 1996, the Company held assets to be disposed of consisting of foreclosed real estate in the form of developed single-family lots and land. The September 30, 1996, carrying amount of these assets was $3,450,000. The carrying value of the single family lots was $635,000 at September 30, 1996. The remaining balance of the Company's foreclosed real estate consists of 14 parcels of land totaling approximately 603 acres in San Antonio, Texas.


Note G - Reclassifications

Certain reclassifications were made in previously issued financial statements to conform to the September 30, 1996 presentation.


Note H - Commitments and Contingencies

At September 30, 1996, the Company had commitments for indemnification of development bond issuers and other guarantees totaling $102,400.

The Company's wholly owned subsidiary, LNC Holdings, Inc., is the owner of approximately 40 acres of land located in Arlington, Texas which is encumbered by local property tax liens of $876,000. The Company believes that the tax liens will ultimately be repaid from the proceeds of the sale of all or a portion of the encumbered property.

Cash and cash equivalents at September 30, 1996, included restricted cash of $58,694 for unpaid claims related to the Trust's previous bankruptcy. At June 30, 1996, restricted cash included $58,325 for such claims.

The Company is involved in routine litigation incidental to its business, which, in the opinion of management, will not result in a material adverse impact on the Company's financial condition, results of operations, or cash flows.


Note I - Federal Income Taxes

Though the Company had net income for the three months ended September 30, 1996, no tax liability has been recognized. At June 30, 1996, the Company had, for federal tax purposes, net operating loss carryforwards in excess of $225 million which expire at various times between the years 2005 and 2011 and which are in sufficient amount to mitigate any significant tax liability for fiscal year 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1996 was $255,958, compared to a net loss of $29,664 for the same period in 1995. The substantial change in operating results for the three months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks increased to $481,000 for the three months ended September 30, 1996 from $304,000 for the same period in 1995. This increase is due to a growth in the balance of unrestricted cash and cash equivalents to $50.0 million for the three months ended September 30, 1996, from $20.9 million for the same period in 1995. The increase in unrestricted cash and cash equivalents is primarily due to the repurchase of the Resurgence Properties, Inc. ("RPI") note receivable by RPI for $4.1 million on June 27, 1996 and the sale of 8,102,439 shares of newly issued Common Stock for $23.1 million to Hunter's Glen. See Note C - Notes to Consolidated Financial Statements.

Notes receivable interest income decreased to $39,000 for the three months ended September 30, 1996 from $120,000 for the same period in 1995, as a result of a lower outstanding balance of notes receivable. Notes receivable decreased to $1.3 million for the three months ended September 30, 1996 from $5.5 million for the same period in 1995. The reduction in notes receivable is primarily due to the repurchase of the RPI note receivable by RPI for $4.1 million on June 27, 1996 representing 98.75% of the outstanding balance of the RPI note in a negotiated transaction between the Trust and RPI.

The gain on sale of foreclosed real estate for the three months ended September 30, 1995 of $6,800 represents proceeds received from the sale of foreclosed real estate in excess of its carrying value.

Other income decreased to $13,000 for the three months ended September 30, 1996 from $68,000 for the same period in 1995. Other income for the three months ended September 30, 1995 primarily consisted of cash collections on impaired loans which had no carrying value. There were no such collections during the three months ended September 30, 1996.

Insurance expense increased to $80,000 for the three months ended September 30, 1996, as compared to $52,000 for the same period in 1995. The increase is primarily due to increased premiums related to Directors' and Officers' insurance resulting from an increase in the coverage amount as required by the Stock Purchase Agreement.

Compensation and employee benefits decreased by $34,000 from $100,000 during the three months ended September 30, 1995 to $66,000 for the same period in 1996. The decrease is due to a reduced compensation package for the Trust's Chief Financial Officer, Robert Ted Enloe III, beginning in the last quarter of fiscal 1996, as well as, the resignations of the Company's six employees, including Mr. Enloe, on August 31, 1996.

Legal, audit and advisory fees were $53,000 for the three months ended September 30, 1996, a decrease of $203,000 from the same period in 1995. Prior period activity included expenses incurred by the Trust related to potential acquisition candidates.

Foreclosed real estate operation expenses decreased $26,000 from $61,000 for the three months ended September 30, 1995 to $35,000 for the same period in 1996. The decrease is due to a reduction in the size of the real estate portfolio from sales of operating real estate properties during fiscal 1996. Foreclosed real estate operations includes property taxes and costs to maintain the properties.

General and administrative expenses were reduced to $42,000 for the three months ended September 30, 1996 compared to $60,000 for the same period in 1995. Prior year activity included expenses related to a retirement benefit for one of the Trust's directors which was fully accrued during the second quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal funding requirements are operating expenses, including legal, audit, and advisory expenses expected to be incurred in connection with evaluation of potential acquisition candidates and other strategic opportunities. The Company anticipates that its primary sources of funding operating expenses are principal and interest collections on notes receivable, proceeds from the sale of foreclosed real estate, income on cash and cash equivalents, and cash on hand.

As described in Note C to the financial statements, the Trust entered into an agreement and subsequently consummated the sale of newly issued Shares to Hunter's Glen. The proceeds from this sale were $23.1 million. Management believes that the additional cash will assist the Company in its efforts to expand its business through acquisitions. Hunter's Glen is an affiliate of Mr. Gerald J. Ford, who became the Chief Executive Officer and Chairman of the Board of the Company following the Trust's reorganization into the Company and the sale of the Shares to Hunter's Glen.

SHARE TRANSFER RESTRICTIONS

In order to avoid limitations on the use of the Company's tax attributes, the Company's Certificate of Incorporation prohibits the transfer of the Shares, any other subsequently issued voting stock or stock that participates in the earnings or growth of the Company, and certain options with respect to such Shares or stock, if the transfer of such Shares or stock would cause any group or person to own 4.9% or more of the outstanding shares, or increase the ownership position of any person or group that already owns 4.9% or more of the outstanding shares of such stock, or cause any person or group to be treated like the owner of 4.9% or more of the outstanding shares of such stock for tax purposes. For this purpose, "person" is defined broadly to mean any individual, corporation, estate, debtor, association, company, partnership, joint venture, or similar organization. See Note E - Notes to Consolidated Financial Statements.

                          PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        In April 1996, Liberte Investors, the Trust, formed Liberte Investors Inc., the Company. At the Special Meeting of the shareholders of the Trust held on August 15, 1996, the Trust's shareholders approved the Reorganization of the Trust into the Company. To effect the Reorganization, the Trust contributed its assets to the Company and received all of the Company's Common Stock outstanding at the time of the Reorganization, which the Trust then distributed to its shareholders in redemption of all Beneficial Shares. The Company assumed all of the Trust's outstanding liabilities and obligations. Immediately thereafter, the Trust was terminated. Upon such reorganization, shareholders of the Trust became shareholders of the Company on a share for share basis.

        At the Special Meeting, the Trust's shareholders also approved the Stock Purchase Agreement pursuant to which the Company subsequently sold 8,102,439 newly issued shares of Common Stock to Hunter's Glen at a purchase price of $2.85 per share. The Purchase was consummated on August 16, 1996. Mr. Gerald J. Ford, who is the Company's Chief Executive Officer and Chairman of the Board, is a general partner of Hunter's Glen and is the sole shareholder of Ford Diamond Corporation, the only other general partner of Hunter's Glen. As such, Mr. Ford possesses sole voting and investment control over the shares of Common Stock owned by Hunter's Glen.

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        A special meeting of the Trust's shareholders was held by the Trust on August 15, 1996 for the purpose of voting on three proposals. The proposals, including the results of the voting, are as follows:

     Proposal No. 1.    Proposal to amend Section 8.2 of the Declaration of
                        Trust to eliminate the requirement that an entity into which the Trust reorganizes have features similiar to the Trust, and permit such entity to have perpetual existence and broad operating authority.


                                                              Percentage of
                                        Number of              Outstanding
                                     Benefical Shares       Beneficial Shares
                                     ----------------       -----------------
                        For             8,488,744                  69.84%
                        Against            74,992                    .62%
                        Abstain            40,187                    .33%

     Proposal No. 2.    Proposal to approve the Plan of Reorganization, under
                        which the Trust will reorganize into a Delaware corporation.

                                                              Percentage of
                                        Number of              Outstanding
                                     Benefical Shares       Beneficial Shares
                                     ----------------       -----------------
                        For             8,474,909                  69.73%
                        Against            98,818                    .81%
                        Abstain            30,196                    .25%

     Proposal No. 3.    Proposal to approve the Stock Purchase Agreement, under
                        which the Company sold 8,102,439 shares of Common Stock to Hunter's Glen which shares will constitute approximately 40% of the outstanding shares of Common
                        Stock immediately after the sale.

                                                              Percentage of
                                                             Beneficial Shares
                                        Number of              Represented
                                     Benefical Shares         at the Meeting
                                     ----------------        -----------------
                        For             8,451,709                  98.23%
                        Against           114,937                   1.34%
                        Abstain            37,277                    .43%

     The total number of Beneficial Shares voted on Proposals No. 1, 2, and 3 was 8,603,923 equal to approximately 70.79% of the outstanding Beneficial Shares.


Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     27.1    Financial Data Schedules (included only in the EDGAR filing).


(b)  Reports on Form 8-K:

     On September 3, 1996, the Company filed a report on Form 8-K to report that on August 15, 1996, the Trust's shareholders approved an amendment to the Trust's Declaration of Trust permitting it to reorganize into the Company, the reorganization of the Trust into the Company, and the sale of 8,102,439 newly issued shares of the Company's Common Stock to Hunter's Glen. On August 16, 1996, the Trust consummated its reorganization and closed the sale to Hunter's Glen.

     It is anticipated that the Company will file a report on Form 8-K on November 18, 1996 to report the change in independent accountants of the Company from Ernst & Young LLP ("E&Y") to KPMG Peat Marwick LLP. No report of E&Y on the Company's financial statements for either of the past two fiscal years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainity, audit scope or accounting principles. Further, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused it to make reference to the subject matter of the disagreements in its reports.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                               LIBERTE INVESTORS INC.

November 13, 1996          By: /s/ Gerald J. Ford
                               ------------------------------------------------
                               Gerald J. Ford
                               Chief Executive Officer and Chairman of the Board

November 13, 1996          By: /s/ Melinda G. Heika
                               ------------------------------------------------
                               Melinda G. Heika
                               Principal Accounting Officer