Form 10-Q
period 1996-12-31
LIBERTE INVESTORS INC
filed 1997-02-13
CIK 1017907

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----                       EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                   SECURITIES EXCHANGE ACT OF 1934

                 FOR TRANSITION PERIOD FROM        TO
                                            -------  ------

                         Commission File Number 1-6802

                            LIBERTE INVESTORS INC.
          (Exact name of Registrant as specified in its Charter)



              DELAWARE                                   75-1328153
     (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)                 Identification No.)

      600 N. PEARL ST., SUITE 420                           75201
           DALLAS, TEXAS                                  (Zip Code)
(Address of principal executive offices)


       Registrant's telephone number, including area code (214) 720-8950


                         -----------------------------

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

                                                   YES    X *       NO
                                                        -------         -------
* The registrant's confirmed plan of reorganization under Chapter 11 of the Bankruptcy code did not provide for the distribution of securities.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, $.01 par value, as of the close of business on February 12, 1997: 20,256,097 shares.

                            LIBERTE INVESTORS INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1996



                                     INDEX

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

                 Consolidated Statements of Financial Condition
                 December 31, 1996 and June 30, 1996....................   3

                 Consolidated Statements of Operations
                 Six Months Ended December 31, 1996 and 1995............   4

                 Consolidated Statements of Operations
                 Three Months Ended December 31, 1996 and 1995..........   5

                 Consolidated Statements of Cash Flows
                 Six Months Ended December 31, 1996 and 1995............   6

                 Notes to Consolidated Financial Statements.............   7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................  10


PART II - OTHER INFORMATION

         Item 1. Legal Proceedings......................................  13

         Item 2. Changes in Securities..................................  13

         Item 3. Defaults upon Senior Securities........................  13

         Item 4. Submission of Matters to a Vote of Security Holders....  13

         Item 5. Other Information......................................  14

         Item 6. Exhibits and Reports on Form 8-K.......................  14

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            LIBERTE INVESTORS INC.
                                AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                    December 31,     June 30,
                                                        1996           1996
                                                   -------------   -----------
Assets
Unrestricted cash and cash equivalents              $51,141,289    $27,245,594
Restricted cash and cash equivalents                     59,707         58,325
                                                    -----------     ----------
      Total cash and cash equivalents                51,200,996     27,303,919

Notes receivable, net                                   718,789      1,331,390
Foreclosed real estate held for sale                  3,435,621      3,475,790
Accrued interest and other receivables                    9,162         63,875
Other assets                                            478,781      1,179,277
                                                    -----------    -----------
      Total assets                                  $55,843,349    $33,354,251
                                                    ===========    ===========


Liabilities and Stockholders' Equity
Liabilities
Accrued and other liabilities                       $   333,417    $   502,078

Stockholders' Equity
Common stock, $.01 par value,
   50,000,000 shares authorized,
   20,256,097 shares issued and outstanding             202,561             --
Shares of Beneficial Interest, no par value,
   unlimited authorization, 12,423,208 shares
   issued, 12,153,658 shares outstanding,
   net of 269,550 shares held in treasury                    --     32,852,173
Additional paid-in capital                          309,391,520             --
Retained earnings                                  (254,084,149)            --
                                                    -----------    -----------

     Total stockholders' equity                      55,509,932     32,852,173
                                                    -----------    -----------

     Total liabilities and stockholders' equity     $55,843,349    $33,354,251
                                                    ===========    ===========


See notes to unaudited consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Six Months Ended
                                                             December 31,
                                                       ------------------------
                                                           1996         1995
                                                       -----------  -----------
Income
     Interest-bearing deposits in banks                $ 1,089,722  $   611,483
     Notes receivable interest                              69,739      250,840
     Gains on sales of foreclosed real estate               11,310      446,001
     Other                                                  19,896      280,335
                                                       -----------  -----------
Total income                                             1,190,667    1,588,659
                                                       -----------  -----------

Expenses
     Insurance                                             159,739      108,037
     Foreclosed real estate operations                     125,209       90,064
     Compensation and employee benefits                     88,808      246,102
     Legal, audit and advisory fees                         65,158      454,778
     Provision for loan losses                                 380           --
     General and administrative                            137,257      142,959
                                                       -----------  -----------
Total expenses                                             576,551    1,041,940
                                                       -----------  -----------

Net income                                             $   614,116  $   546,719
                                                       ===========  ===========

Net income per share
     of Common Stock (Beneficial Interest in 1995)            $.03         $.04
Weighted average number of shares
     of Common Stock (Beneficial Interest in 1995)      18,230,487   12,153,658





See notes to unaudited consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended
                                                             December 31,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
Income
     Interest-bearing deposits in banks                $   609,203  $   307,001
     Notes receivable interest                              30,240      130,420
     Gains on sales of foreclosed real estate               11,310      439,161
     Other                                                   7,225      212,205
                                                       -----------  -----------
Total income                                               657,978    1,088,787
                                                       -----------  -----------

Expenses
     Insurance                                              79,550       55,969
     Foreclosed real estate operations                      90,538       28,830
     Compensation and employee benefits                     22,517      146,003
     Legal, audit and advisory fees                         12,406      198,820
     Provision for loan losses                                  --           --
     General and administrative                             94,809       82,782
                                                       -----------  -----------
Total expenses                                             299,820      512,404
                                                       -----------  -----------

Net income                                             $   358,158  $   576,383
                                                       ===========  ===========

Net income per share
     of Common Stock (Beneficial Interest in 1995)            $.02         $.05
Weighted average number of shares
     of Common Stock (Beneficial Interest in 1995)      20,256,097   12,153,658





See notes to unaudited consolidated financial statements.

                            LIBERTE INVESTORS INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Six Months Ended
                                                             December 31,
                                                       ------------------------
                                                           1996         1995
                                                       -----------  -----------
Cash flows from operating activities:
  Net income                                           $   614,116  $   546,719
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Amortization of discount on notes receivable            (8,948)          --
    Decrease (increase) in accrued interest and
     other receivables                                      54,713      (60,137)
    Decrease in other assets                               280,311       33,421
    (Decrease) increase in accrued and
     other liabilities                                    (168,661)      26,589
    Income from impaired loans                                  --     (273,110)
    Gains from sales of foreclosed real estate             (11,310)    (446,001)
                                                       -----------  -----------
         Net cash provided by (used in) operating
          activities                                       760,221     (172,519)
                                                       -----------  -----------

Cash flows from investing activities:
    Collections on notes receivable                        621,549      401,937
    Collections on RPI note receivable                          --      237,547
    Proceeds from sales of foreclosed real estate           51,479      647,598
    (Increase) decrease in restricted cash
     investments                                            (1,382)         317
                                                       -----------  -----------
         Net cash provided by investing activities         671,646    1,287,399
                                                       -----------  -----------

Cash flows from financing activities:
    Issuance of newly issued shares
     of Common Stock to Hunter's Glen                   23,091,951           --
    Capitalization of reorganization costs                (628,123)          --
                                                       -----------  -----------
         Net cash provided by financing activities      22,463,828           --
                                                       -----------  -----------

Net increase in unrestricted cash and cash
 equivalents                                            23,895,695    1,114,880
Unrestricted cash and cash equivalents at
 beginning of period                                    27,245,594   20,576,517
                                                       -----------  -----------

Unrestricted cash and cash equivalents at end of
 period                                                $51,141,289  $21,691,397
                                                       ===========  ===========

Schedule of non-cash activities:
    Reclassification of reorganization costs to
     additional paid-in capital                        $   420,185  $        --
    Charge-offs to allowance for possible losses,
     net                                                        --   10,406,917
    Sales of foreclosed real estate financed by
     mortgage loans                                             --    1,076,800




See notes to unaudited consolidated financial statements.

                     LIBERTE INVESTORS INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED DECEMBER 31, 1996)



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


Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

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


Note F - Foreclosed Real Estate Held For Sale

At December 31, 1996, the Company held assets to be disposed of consisting of foreclosed real estate in the form of developed single-family lots and land.
The December 31, 1996 carrying amount of these assets was $3,436,000. The carrying value of the single-family lots was $620,000 at December 31, 1996. The remaining balance of the Company's foreclosed real estate consists of 14 parcels of land totaling approximately 603 acres in San Antonio, Texas.


Note G - Reclassifications

Certain reclassifications were made in previously issued financial statements to conform to the December 31, 1996 presentation.


Note H - Commitments and Contingencies

At December 31, 1996, the Company had commitments for indemnification of development bond issuers and other guarantees totaling $102,400.

The Company's wholly owned subsidiary, LNC Holdings, Inc., is the owner of approximately 40 acres of land located in Arlington, Texas which is encumbered by local property tax liens of $930,000. The Company believes that the tax liens will ultimately be repaid from the proceeds of the sale of all or a portion of the encumbered property.

Cash and cash equivalents at December 31, 1996, included restricted cash of $59,707 for unpaid claims related to the Trust's previous bankruptcy. At June 30, 1996, restricted cash included $58,325 for such claims.

The Company is involved in routine litigation incidental to its business, which, in the opinion of management, will not result in a material adverse impact on the Company's financial condition, results of operations, or cash flows.


Note I - Federal Income Taxes

Though the Company had net income for the six months ended December 31, 1996, no tax liability has been recognized. At June 30, 1996, the Company had, for federal tax purposes, net operating loss carryforwards in excess of $225 million which expire at various times between the years 2005 and 2011 and which are in sufficient amount to mitigate any significant tax liability for fiscal year 1997.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SIX MONTHS ENDED DECEMBER 31, 1996 VERSUS SIX MONTHS ENDED DECEMBER 31, 1995

Net income for the six months ended December 31, 1996 was $614,116 compared to net income of $546,719 for the same period in 1995. The change in operating results for the six months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks increased to $1,090,000 for the six months ended December 31, 1996 from $611,000 for the same period in 1995. This increase is due to a growth in the balance of unrestricted cash and cash equivalents to $51.1 million on December 31, 1996, from $21.7 million on December 31, 1995. The increase in unrestricted cash and cash equivalents is primarily due to the repurchase of the Resurgence Properties, Inc. ("RPI") note receivable by RPI for $4.1 million on June 27, 1996, the sale of 8,102,439 shares of newly issued Common Stock for $23.1 million to Hunter's Glen on August 16, 1996 (See Note C - Notes to Consolidated Financial Statements), and payments on the notes receivable of $622,000 during the six months ended December 31, 1996.

Notes receivable interest income decreased to $70,000 for the six months ended December 31, 1996 from $251,000 for the same period in 1995, as a result of a lower outstanding balance of notes receivable. The notes receivable balance decreased to $719,000 on December 31, 1996 from $6.5 million on December 31, 1995. The reduction in notes receivable is primarily due to the repurchase of the RPI note receivable by RPI for $4.1 million on June 27, 1996 representing 98.75% of the outstanding balance of the RPI note in a negotiated transaction between the Trust and RPI, and repayments of indebtedness by borrowers.

The gains on sales of foreclosed real estate decreased to $11,000 for the six months ended December 31, 1996 from $446,000 for the same period in 1995. The gains on sales of real estate represents proceeds received from the sale of foreclosed real estate in excess of its carrying value. The gain recognized during the six months ended December 31, 1996 resulted from the sale of single-family lots in San Antonio, Texas. The gain during the six months ended December 31, 1995 was primarily due to the sale of single- family lots in Murrieta, California.

Other income decreased to $20,000 for the six months ended December 31, 1996 from $280,000 for the same period in 1995. Other income for the six months ended December 31, 1995 primarily consisted of cash collections on impaired loans which had no carrying value. There were no such collections during the six months ended December 31, 1996.

Insurance expense increased to $160,000 for the six months ended December 31, 1996, as compared to $108,000 for the same period in 1995. The increase is primarily due to increased premiums related to Directors' and Officers' insurance resulting from an increase in the coverage amount as required by the Stock Purchase Agreement.

Foreclosed real estate operation expenses increased $35,000 from $90,000 for the six months ended December 31, 1995 to $125,000 for the same period in 1996. The increase is due to an accrual established for 1996 property taxes related to the 40 acres of land located in Arlington, Texas held by LNC Holdings, Inc.

Compensation and employee benefits expense decreased by $157,000 from $246,000 during the six months ended December 31, 1995 to $89,000 for the same period in 1996. The decrease is due to a reduced compensation package for the Trust's Chief Financial Officer, Robert Ted Enloe III, beginning in the last quarter of fiscal 1996, as well as, the resignations of six of the Company's employees, including Mr. Enloe, on August 31, 1996.

Legal, audit and advisory fees were $65,000 for the six months ended December 31, 1996, a decrease of $390,000 from the same period in 1995. Prior period activity included expenses incurred by the Trust related to potential acquisitions.

THREE MONTHS ENDED DECEMBER 31, 1996 VERSUS THREE MONTHS ENDED DECEMBER 31, 1995

Net income for the three months ended December 31, 1996 was $358,158 compared to net income of $576,383 for the same period in 1995. The change in operating results for the three months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks increased to $609,000 for the three months ended December 31, 1996 from $307,000 for the same period in 1995. This increase is due to a growth in the balance of unrestricted cash and cash equivalents to $51.1 million on December 31, 1996, from $21.7 million on December 31, 1995. The increase in unrestricted cash and cash equivalents is primarily due to the repurchase of the RPI note receivable by RPI for $4.1 million on June 27, 1996, the sale of 8,102,439 shares of newly issued Common Stock for $23.1 million to Hunter's Glen on August 16, 1996 (See Note C - Notes to Consolidated Financial Statements), and principal repayments of $618,000 on notes receivable.

Notes receivable interest income decreased to $30,000 for the three months ended December 31, 1996 from $130,000 for the same period in 1995, as a result of a lower outstanding balance of notes receivable. The notes receivable balance decreased to $719,000 on December 31, 1996 from $6.5 million on December 31, 1995. The reduction in notes receivable is primarily due to the repurchase of the RPI note receivable by RPI for $4.1 million on June 27, 1996 representing 98.75% of the outstanding balance of the RPI note in a negotiated transaction between the Trust and RPI, and repayments of indebtedness by borrowers.

The gains on sales of foreclosed real estate decreased to $11,000 for the three months ended December 31, 1996 from $439,000 for the same period in 1995. The gain recognized during the three months ended December 31, 1996 resulted from the sale of single-family lots in San Antonio, Texas. The gain during the three months ended December 31, 1995 was primarily due to the sale of single-family lots in Murrieta, California.

Other income decreased to $7,000 for the three months ended December 31, 1996 from $212,000 for the same period in 1995. Other income for the three months ended December 31, 1995 primarily consisted of cash collections on impaired loans, which had no carrying value. There were no such collections during the three months ended December 31, 1996.

Insurance expense increased to $80,000 for the three months ended December 31, 1996, as compared to $56,000 for the same period in 1995. The increase is primarily due to increased premiums related to Directors' and Officers' insurance resulting from an increase in the coverage amount as required by the Stock Purchase Agreement.

Foreclosed real estate operation expenses increased $62,000 from $29,000 for the three months ended December 31, 1995 to $91,000 for the same period in 1996.
The increase is due to an accrual established for 1996 property taxes related to the 40 acres of land located in Arlington, Texas held by LNC Holdings, Inc.

Compensation and employee benefits expense decreased by $123,000 from $146,000 during the three months ended December 31, 1995 to $23,000 for the same period in 1996. The decrease is due to a reduced compensation package for the Trust's Chief Financial Officer, Robert Ted Enloe III, beginning in the last quarter of fiscal 1996, as well as, the resignations of six of the Company's employees, including Mr. Enloe, on August 31, 1996.

Legal, audit and advisory fees were $12,000 for the three months ended December 31, 1996, a decrease of $187,000 from the same period in 1995. Prior period activity included expenses incurred by the Trust related to potential acquisitions.


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

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance, including its ability to acquire businesses in the future, and other developments. Such forward-looking statements are necessarily estimates reflecting the Company's best judgment based upon current information, involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, the uncertainty as to whether the Company will be able to make future business acquisitions or that any such acquisitions will be successful, the Company's ability to obtain financing for any possible acquisitions, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Company's stockholders was held on November 15, 1996 for the purpose of voting on two proposals. The proposals, including the results of the voting, are as follows:

         Proposal No. 1      Proposal to elect each of Messrs. Gene H. Bishop,
                             Harvey B. Cash, Robert Ted Enloe, III, Gerald J.
                             Ford, and Gary Shultz as directors of the Company until expiration of his term at the 1997 Annual
                             Meeting of stockholders and until his successor is elected and qualified or until his earlier death, resignation or removal from office.

                                                                 Percentage of
                                                                  Outstanding
                                                                Shares of Common
                                                 For              Stock Voted
                                                 ---            ----------------
                             G. Bishop        18,600,243             99.9
                             H. Cash          18,593,571             99.9
                             T. Enloe         18,598,556             99.9
                             G. Ford          18,600,871             99.9
                             G. Shultz        18,596,571             99.9

         Proposal No. 2      Proposal to approve the ratification of the the
                             selection of KPMG Peat Marvick LLP ("KPMG") as the
                             Company's independent accountants for the fiscal year ending June 30, 1997.

                                                                 Percentage of
                                             Number of            Outstanding
                                             Shares of          Shares of Common
                                           Common Stock           Stock Voted
                                           ------------         ----------------
                              For           18,603,898              99.93
                              Against            2,404                .01
                              Abstain           10,235                .06

         The total number of shares of Common Stock voted on Proposals No. 1 and 2 was 18,616,537 equal to approximately 91.9% of the outstanding shares of Common Stock.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         27.1  Financial Data Schedules (included only in the EDGAR filing).

(b)      Reports on Form 8-K:

         On November 19, 1996, the Company filed a report on Form 8-K to report the change in independent accountants of the Company from Ernst & Young LLP ("E&Y") to KPMG. On October 14, 1996, the Board of Directors of the Company approved the dismissal of the Company's independent accountants, E&Y. No report of E&Y on the Company's financial statements for either of the past two fiscal years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Further, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused it to make reference to the subject matter of the disagreements in its reports. On October 14, 1996, the Board of Directors of the Company approved the selection of KPMG as the Company's independent accountants for the fiscal year ending June 30, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                           LIBERTE INVESTORS INC.

February 12, 1997          By: /s/ Gerald J. Ford
                              --------------------------------------------------
                              Gerald J. Ford
                              Chief Executive Officer and Chairman of the Board

February 12, 1997          By: /s/ Melinda G. Heika
                              --------------------------------------------------
                              Melinda G. Heika
                              Principal Accounting Officer