Form 10-Q
period 1997-03-31
LIBERTE INVESTORS INC
filed 1997-05-14
CIK 1017907

                      SECURITIES AND EXCHANGE  COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934



                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---         EXCHANGE ACT OF 1934

            FOR TRANSITION PERIOD FROM           TO
                                      ----------    ----------

                         COMMISSION FILE NUMBER 1-6802
                            LIBERTE INVESTORS INC.
            (Exact name of Registrant as specified in its Charter)

                DELAWARE                                    75-1328153
        (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization)                Identification No.)

       600 N. PEARL ST., SUITE 420                            75201
              DALLAS, TEXAS                                 (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code (214) 720-8950

                          ------------------------

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

                                             YES    X           NO
                                                   ----             ----

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                             YES    X*          NO
                                                   ----             ----

* The registrant's confirmed plan of reorganization under Chapter 11 of the Bankruptcy code did not provide for the distribution of securities.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, $.01 par value, as of the close of business on May 13, 1997: 20,256,097 shares.

                            LIBERTE INVESTORS INC.
                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1997


                                 INDEX
                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

        Item 1.     Financial Statements (Unaudited)

                    Consolidated Statements of Financial Condition
                    March 31, 1997 and June 30, 1996...................   3

                    Consolidated Statements of Operations
                    Nine Months Ended March 31, 1997 and 1996..........   4

                    Consolidated Statements of Operations
                    Three Months Ended March 31, 1997 and 1996.........   5

                    Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 1997 and 1996..........   6

                    Notes to Consolidated Financial Statements.........   7

        Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................  10


PART II - OTHER INFORMATION

        Item 1.     Legal Proceedings..................................  14

        Item 2.     Changes in Securities..............................  14

        Item 3.     Defaults upon Senior Securities....................  14

        Item 4.     Submission of Matters to a Vote of Security Holders  14

        Item 5.     Other Information..................................  14

        Item 6.     Exhibits and Reports on Form 8-K...................  14

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                            LIBERTE INVESTORS INC.
                                AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                     March  31,      June 30,
                                                        1997           1996
                                                   -------------   ------------
Assets
Unrestricted cash and cash equivalents             $  51,657,737   $ 27,245,594
Restricted cash and cash equivalents                      60,456         58,325
                                                   -------------   ------------
      Total cash and cash equivalents                 51,718,193     27,303,919

Notes receivable, net                                    414,036      1,331,390
Foreclosed real estate held for sale                   3,435,621      3,475,790
Accrued interest and other receivables                    27,856         63,875
Other assets                                             396,775      1,179,277
                                                   -------------   ------------
      Total assets                                 $  55,992,481   $ 33,354,251
                                                   =============   ============


Liabilities and Stockholders' Equity
Liabilities
Accrued and other liabilities                      $     246,296   $    502,078

Stockholders' Equity
Common stock, $.01 par value,
   50,000,000 shares authorized,
   20,256,097 shares issued and outstanding              202,561             --
Shares of Beneficial Interest, no par value,
   unlimited authorization, 12,423,208 shares
   issued, 12,153,658 shares outstanding,
   net of 269,550 shares held in treasury                     --     32,852,173
Additional paid-in capital                           309,391,520             --
Retained earnings                                   (253,847,896)            --
                                                   -------------   ------------

     Total stockholders' equity                       55,746,185     32,852,173
                                                   -------------   ------------

     Total liabilities and stockholders' equity    $  55,992,481   $ 33,354,251
                                                   =============   ============



See notes to unaudited consolidated financial statements.

                            LIBERTE INVESTORS INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Nine Months Ended
                                                              March 31,
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
Income
     Interest-bearing deposits in banks                $ 1,715,108  $   917,002
     Notes receivable interest                              97,064      370,558
     Gains on sales of foreclosed real estate               11,310      552,652
     Other                                                  34,146      458,525
                                                       -----------  -----------
Total income                                             1,857,628    2,298,737
                                                       -----------  -----------

Expenses
     Insurance                                             238,677      160,868
     Foreclosed real estate operations                     166,124      106,952
     Legal, audit and advisory fees                        155,422      507,400
     Franchise tax                                         113,934           --
     Compensation and employee benefits                    111,405      512,931
     Provision for loan losses                                 380           --
     General and administrative                            221,317      196,109
                                                       -----------  -----------
Total expenses                                           1,007,259    1,484,260
                                                       -----------  -----------

Net income                                             $   850,369  $   814,477
                                                       ===========  ===========

Net income per share
      of Common Stock (Beneficial Interest in 1996)    $       .05  $       .07
Weighted average number of shares
     of Common Stock (Beneficial Interest in 1996)      18,895,834   12,153,658


See notes to unaudited consolidated financial statements.

                            LIBERTE INVESTORS INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
Income
     Interest-bearing deposits in banks                $   625,386  $   305,519
     Notes receivable interest                              27,325      119,717
     Gains on sales of foreclosed real estate                   --      106,652
     Other                                                  14,250      178,190
                                                       -----------  -----------
Total income                                               666,961      710,078
                                                       -----------  -----------

Expenses
     Insurance                                              78,938       52,831
     Foreclosed real estate operations                      40,915       16,888
     Legal, audit and advisory fees                         90,264       52,622
     Franchise tax                                         113,934           --
     Compensation and employee benefits                     22,597      266,829
     Provision for loan losses                                  --           --
     General and administrative                             84,060       53,150
                                                       -----------  -----------
Total expenses                                             430,708      442,320
                                                       -----------  -----------

Net income                                             $   236,253  $   267,758
                                                       ===========  ===========

Net income per share
      of Common Stock (Beneficial Interest in 1996)    $       .01  $       .02
Weighted average number of shares
     of Common Stock (Beneficial Interest in 1996)      20,256,097   12,153,658




See notes to unaudited consolidated financial statements.

                            LIBERTE INVESTORS INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                        Nine Months Ended
                                                                             March 31,
                                                                     -------------------------
                                                                         1997         1996
                                                                     -----------   -----------

Cash flows from operating activities:
  Net income                                                         $   850,369   $   814,477
  Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
    Amortization of discount on notes receivable                         (13,166)           --
    Decrease (increase) in accrued interest and other receivables         36,019       (29,208)
    Decrease (increase) in other assets                                  362,317      (202,897)
    (Decrease) increase in accrued and other liabilities                (255,782)       80,758
    Income from impaired loans                                                --      (444,075)
     Gains from sales of foreclosed real estate                         (11,310 )     (552,652)
     Non-cash interest on executive stock option loan                         --       (14,969)
                                                                     -----------   -----------
         Net cash provided by (used in) operating activities             968,447      (348,566)
                                                                     -----------   -----------

Cash flows from investing activities:
    Collections on notes receivable                                      930,520       501,602
    Collections on RPI note receivable                                        --     1,148,144
    Proceeds from sales of foreclosed real estate                         51,479       759,214
    (Increase) decrease in restricted cash investments                    (2,131)          870
                                                                     -----------   -----------
         Net cash provided by investing activities                       979,868     2,409,830
                                                                     -----------   -----------

Cash flows from financing activities:
    Issuance of newly issued shares
      of Common Stock to Hunter's Glen                               23,091,951            --
    Capitalization of reorganization costs                              (628,123)           --
                                                                     -----------   -----------
         Net cash provided by financing activities                    22,463,828            --
                                                                     -----------   -----------

Net increase in unrestricted cash and cash equivalents                24,412,143     2,061,264
Unrestricted cash and cash equivalents at beginning of period         27,245,594    20,576,517
                                                                     -----------   -----------

Unrestricted cash and cash equivalents at end of period              $51,657,737   $22,637,781
                                                                     ===========   ===========

Schedule of non-cash activities:
    Reclassification of reorganization costs to additional
      paid-in capital                                                $   420,185   $        --
    Charge-offs to allowance for possible losses, net                         --    10,429,640
    Sales of foreclosed real estate financed by mortgage loans                --     1,076,800
    Write-up of value of impaired note                                        --        71,950
    Write-up of value of long-lived assets to be disposed                     --        53,751

See notes to unaudited consolidated financial statements.

                    LIBERTE INVESTORS  INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED MARCH 31, 1997)


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


Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997.

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


Note F - Foreclosed Real Estate Held For Sale

At March 31, 1997, the Company held assets to be disposed of consisting of foreclosed real estate in the form of single-family lots and land. The March 31, 1997 carrying amount of these assets was $3,436,000. The carrying value of the single-family lots was $620,000 at March 31, 1997. The remaining balance of the Company's foreclosed real estate consists of 14 parcels of land totaling approximately 603 acres in San Antonio, Texas.


Note G - Reclassifications

Certain reclassifications were made in previously issued financial statements to conform to the March 31, 1997 presentation.


Note H - Commitments and Contingencies

At March 31, 1997, the Company had commitments for indemnification of development bond issuers and other guarantees totaling $102,400.

The Company's wholly owned subsidiary, LNC Holdings, Inc., is the owner of approximately 40 acres of land located in Arlington, Texas which is encumbered by local property tax liens of $930,000. The Company believes that the tax liens will ultimately be repaid from the proceeds of the sale of all or a portion of the encumbered property.

Cash and cash equivalents at March 31, 1997, included restricted cash of $60,456 for unpaid claims related to the Trust's previous bankruptcy. At June 30, 1996, restricted cash included $58,325 for such claims.

The Company is involved in routine litigation incidental to its business, which, in the opinion of management, will not result in a material adverse impact on the Company's financial condition, results of operations, or cash flows.


Note I - Federal Income Taxes

Though the Company had net income for the nine months ended March 31, 1997, no tax liability has been recognized. At June 30, 1996, the Company had, for federal tax purposes, net operating loss carryforwards in excess of $225 million which expire at various times between the years 2005 and 2011 and which are in sufficient amount to mitigate any significant tax liability for fiscal year 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NINE MONTHS ENDED MARCH 31, 1997 VERSUS NINE MONTHS ENDED MARCH 31, 1996

Net income for the nine months ended March 31, 1997 was $850,000 compared to net income of $814,000 for the same period in 1996. The change in operating results for the nine months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks increased to $1,715,000 for the nine months ended March 31, 1997 from $917,000 for the same period in 1996. This increase is due to a growth in the balance of unrestricted cash and cash equivalents to $51.7 million on March 31, 1997, from $22.6 million on March 31, 1996. The increase in unrestricted cash and cash equivalents is primarily due to the repurchase of the Resurgence Properties, Inc. ("RPI") note receivable by RPI for $4.1 million on June 27, 1996, the sale of 8,102,439 shares of newly issued Common Stock for $23.1 million to Hunter's Glen on August 16, 1996 (See Note C - Notes to Consolidated Financial Statements), and payments on the notes receivable of $931,000 during the nine months ended March 31, 1997.

Notes receivable interest income decreased to $97,000 for the nine months ended March 31, 1997 from $371,000 for the same period in 1996, as a result of a lower outstanding balance of notes receivable. The notes receivable balance decreased to $414,000 on March 31, 1997 from $5.6 million on March 31, 1996. The reduction in notes receivable is primarily due to the repurchase of the RPI note receivable by RPI for $4.1 million on June 27, 1996 representing 98.75% of the outstanding balance of the RPI note in a negotiated transaction between the Trust and RPI, and repayments of indebtedness by borrowers.

The gains on sales of foreclosed real estate decreased to $11,000 for the nine months ended March 31, 1997 from $553,000 for the same period in 1996. The gains on sales of real estate represents proceeds received from the sale of foreclosed real estate in excess of its carrying value. The gain recognized during the nine months ended March 31, 1997 resulted from the sale of single-family lots in San Antonio, Texas. The gain during the nine months ended March 31, 1996 was primarily due to the sale of single- family lots in Murrieta, California.

Other income decreased to $34,000 for the nine months ended March 31, 1997 from $459,000 for the same period in 1996. Other income for the nine months ended March 31, 1996 primarily consisted of cash collections on impaired loans which had no carrying value. There were no such collections during the nine months ended March 31, 1997.

Insurance expense increased to $239,000 for the nine months ended March 31, 1997, as compared to $161,000 for the same period in 1996. The increase is primarily due to increased premiums related to Directors' and Officers' insurance resulting from an increase in the coverage amount as required by the Stock Purchase Agreement.

Foreclosed real estate operations expense increased $59,000 from $107,000 for the nine months ended March 31, 1996 to $166,000 for the same period in 1997. The increase is primarily due to an accrual established for 1996 property taxes related to the 40 acres of land located in Arlington, Texas held by LNC Holdings, Inc. and an increase in the accrual for 1997 property taxes.

Legal, audit and advisory fees were $155,000 for the nine months ended March 31, 1997, a decrease of $352,000 from the same period in 1996. Prior period activity included expenses incurred by the Trust related to potential acquisitions.

Franchise tax expense for the nine months ended March 31, 1997 represents Delaware franchise tax for the 1996 tax year, as a result of the reorganization of the Trust into the Company, a Delaware corporation. There was no such expense during the nine months ended March 31, 1996.

Compensation and employee benefits expense decreased by $402,000 from $513,000 during the nine months ended March 31, 1996 to $111,000 for the same period in 1997. The decrease is due to a reduced compensation package for the Trust's Chief Executive Officer, Robert Ted Enloe III, beginning in the last quarter of fiscal 1996, as well as, the resignations of six of the Company's employees, including Mr. Enloe, on August 31, 1996.

General and administrative expense increased by $25,000 from $196,000 during the nine months ended March 31, 1996 to $221,000 for the same period in 1997. The increase is attributed to an increase in shareholder services expense for costs related to the annual stockholder's meeting and to the renewal of the listing of the Company's Common Stock on the New York Stock Exchange ("NYSE"), offset by a decrease in trustee's fees and expense. Trustee's fees and expense for the nine months ended March 31, 1996 included an accrual for trustee retirement benefits, as well as increased fees for meetings related to potential acquisitions by the Trust.

THREE MONTHS ENDED MARCH 31, 1997 VERSUS THREE MONTHS ENDED MARCH 31, 1996

Net income for the three months ended March 31, 1997 was $236,000 compared to net income of $268,000 for the same period in 1996. The change in operating results for the three months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks increased to $625,000 for the three months ended March 31, 1997 from $306,000 for the same period in 1996. This increase is due to a growth in the balance of unrestricted cash and cash equivalents to $51.7 million on March 31, 1997, from $22.6 million on March 31, 1996. The increase in unrestricted cash and cash equivalents is primarily due to the repurchase of the RPI note receivable by RPI for $4.1 million on June 27, 1996, the sale of 8,102,439 shares of newly issued Common Stock for $23.1 million to Hunter's Glen on August 16, 1996 (See Note C - Notes to Consolidated Financial Statements), and principal repayments of $309,000 on notes receivable.

Notes receivable interest income decreased to $27,000 for the three months ended March 31, 1997 from $120,000 for the same period in 1996, as a result of a lower outstanding balance of notes receivable. The notes receivable balance decreased to $414,000 on March 31, 1997 from $5.6 million on March 31, 1996. The reduction in notes receivable is primarily due to the repurchase of the RPI note receivable by RPI for $4.1 million on June 27, 1996 representing 98.75% of the outstanding balance of the RPI note in a negotiated transaction between the Trust and RPI, and repayments of indebtedness by borrowers.

The gains on sales of foreclosed real estate for the three months ended March 31, 1996 represents proceeds received from the sale of foreclosed real estate in excess of its carrying value. The gain during the three months ended March 31, 1996 was primarily due to the sale of single-family lots in Murrieta, California.

Other income decreased to $14,000 for the three months ended March 31, 1997 from $178,000 for the same period in 1996. Other income for the three months ended March 31, 1996 primarily consisted of cash collections on impaired loans, which had no carrying value. There were no such collections during the three months ended March 31, 1997.

Insurance expense increased to $79,000 for the three months ended March 31, 1997, as compared to $53,000 for the same period in 1996. The increase is primarily due to increased premiums related to

Directors' and Officers' insurance resulting from an increase in the coverage amount as required by the Stock Purchase Agreement.

Foreclosed real estate operations expense increased $24,000 from $17,000 for the three months ended March 31, 1996 to $41,000 for the same period in 1997. The increase is primarily due to an accrual established for 1996 property taxes related to the 40 acres of land located in Arlington, Texas held by LNC Holdings, Inc.

Legal, audit and advisory fees were $90,000 for the three months ended March 31, 1997, an increase of $37,000 from the same period in 1996. Current period activity included expenses incurred by the Company related to potential acquisitions.

Franchise tax expense for the three months ended March 31, 1997 represents Delaware franchise tax for the 1996 tax year, as a result of the reorganization of the Trust into the Company, a Delaware corporation. There was no such expense during the three months ended March 31, 1996.

Compensation and employee benefits expense decreased by $244,000 from $267,000 during the three months ended March 31, 1996 to $23,000 for the same period in 1997. The decrease is due to a reduced compensation package for the Trust's Chief Executive Officer, Robert Ted Enloe III, beginning in the last quarter of fiscal 1996, as well as, the resignations of six of the Company's employees, including Mr. Enloe, on August 31, 1996.

General and administrative expense increased by $31,000 from $53,000 during the three months ended March 31, 1996 to $84,000 for the same period in 1997. The increase is attributed to an increase in shareholder services expense for costs related to the annual stockholder's meeting and to the renewal of the listing of the Company's Common Stock on the NYSE.

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

                         PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     27.1  Financial Data Schedules (included only in the EDGAR filing).


(b)  Reports on Form 8-K:

     None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                          LIBERTE INVESTORS INC.



May 13, 1997         By:   /s/ Gerald J. Ford
                          ---------------------------------------------------
                          Gerald J. Ford
                          Chief Executive Officer and Chairman of the Board

May 13, 1997         By:   /s/ Melinda G. Heika
                          ---------------------------------------------------
                          Melinda G. Heika
                          Principal Accounting Officer