Form 10-K
period 1997-06-30
LIBERTE INVESTORS INC
filed 1997-09-30
CIK 1017907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


                                    FORM 10-K

  [X]             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30,1997


                                       OR

  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from ______ to ______
                          Commission File Number 1-6802

                                   ----------

                             Liberte Investors Inc.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      75-1328153
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

               200 Crescent Court, Suite 1365, Dallas, Texas 75201
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (214) 871-5935
           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
Common Stock, $.01 par value per share            New York Stock Exchange

           Securities registered pursuant of Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes x No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment on this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on September 22, 1997 was $39,723,558. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant's common stock are the affiliates of the registrant.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  Yes X* No____


* The registrant's confirmed plan of reorganization under Chapter 11 of the Bankruptcy Code did not provide for a distribution of securities; however, all required documents and reports have been timely filed by the registrant after confirmation of the plan.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The registrant had 20,256,097 shares of common stock, $.01 per share par value, outstanding as of September 22, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                             LIBERTE INVESTORS INC.

                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----
PART I

      Item 1.  Business .................................................................    3

      Item 2.  Properties ...............................................................    6

      Item 3.  Legal Proceedings ........................................................    6

      Item 4.  Submission of Matters to a Vote of Security Holders ......................    6

PART II

      Item 5.  Market for the Company's Common Equity and Related Stockholder Matters ...    7

      Item 6.  Selected Financial Data ..................................................    9

      Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
                    Operations ..........................................................    9

      Item 8.  Financial Statements and Supplementary Data ..............................   15

      Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure ..........................................................   15

PART III

      Item 10. Directors and Executive Officers of the Company ..........................   16

      Item 11. Executive Compensation ...................................................   16

      Item 12. Security Ownership of Certain Beneficial Owners and Management ...........   16

      Item 13. Certain Relationships and Related Transactions ...........................   16

PART IV

      Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........   18

      Signatures ........................................................................   21

      Index to Consolidated Financial Statements ........................................   F-1

                                     PART I

Item 1. Business

     Liberte Investors Inc. ("LBI" or the "Company") is a Delaware corporation which was organized in April of 1996 in order to effect the reorganization of Liberte Investors, a Massachusetts business trust (the "Trust") originally created pursuant to a Declaration of Trust dated June 26, 1969, as amended.

     At a special meeting of the shareholders of the Trust held on August 15, 1996, (the "Special Meeting"), the Trust's shareholders approved a plan of reorganization whereby the Trust contributed its assets to the Company and received all of the Company's outstanding common stock, par value $.01 per share ("Shares" or "Common Stock"). The Trust then distributed to its shareholders in redemption of all outstanding shares of beneficial interest in the Trust (the "Beneficial Shares") the Shares of the Company. The Company assumed all of the Trust's assets and outstanding liabilities and obligations. Thereafter, the Trust was terminated.

     The  principal  business  activity  of the  Trust  was  investing  in notes receivable, primarily first mortgage construction notes and first mortgage acquisition and development notes. Over the past several years, however, the Trust progressively curtailed its lending activities and reduced the size of its portfolio of foreclosed real estate in an effort to repay indebtedness. On October 25, 1993, the Trust filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On April 7, 1994, the Trust emerged from bankruptcy pursuant to a plan of reorganization whereby certain assets and liabilities, including remaining senior indebtedness, were transferred to Resurgence Properties Inc. ("RPI"), and RPI's common stock was distributed to the holders of the Trust's outstanding subordinated indebtedness in full satisfaction of such holders' claims against the Trust. After the Trust emerged from bankruptcy proceedings, it became a virtually debt-free entity with cash and cash equivalents, real estate mortgage notes receivable, foreclosed real estate, and tax net operating loss ("NOL") carryforwards. Although the bankruptcy plan contemplated that the Trust would continue as a financial services company, the Board of Trustees opted to forego further real estate mortgage lending and purchase or create an operating business in order to realize the value of the NOL carryforwards. Further, the Board of Trustees determined that additional Beneficial Shares could be issued to generate cash to finance an acquisition or startup company without restricting the Trust's NOL carryforward.

     On January 16, 1996, the Trust entered into a Stock Purchase Agreement (as amended, the "Stock Purchase Agreement") with Hunter's Glen/Ford, Ltd., a Texas limited partnership ("Hunter's Glen"), pursuant to which the Trust agreed to sell 8,102,439 of newly-issued Shares to Hunter's Glen for $23,091,951, representing a purchase price of $2.85 per Share (the "Purchase"). The Purchase was approved by the Trust's shareholders at a Special Stockholder's Meeting and was consummated on August 16, 1996. Immediately prior to the sale of the Shares pursuant to the Stock Purchase Agreement, the Trust reorganized into the Company, and shareholders of the Trust became shareholders of the Company on a share for share basis. Gerald J. Ford, a general partner of Hunter's Glen, became the Chief Executive Officer and Chairman of the Board of Directors of the Company.

     Since August of 1996, the Company has been actively pursuing opportunities to acquire several operating companies.

Portfolio Review

     At June 30, 1997, the Company owned foreclosed real estate totaling $3.4 million and had one note receivable outstanding with a principal balance of $1,693, net of discount. At June 30, 1997, there were no additional amounts to be advanced under any notes receivable and all foreclosed real estate was classified as nonearning.

     Foreclosed real estate consisted of four properties, all of which are held for sale. The following table sets forth undeveloped land by type of property and geographic location at June 30, 1997. See also Note 2 of Notes to Consolidated Financial Statements.

                                        Texas         California         Total
                                      ----------      ----------      ----------
Single family lots                    $     --        $  620,400      $  620,400
Land                                   2,815,221            --         2,815,221
                                      ----------      ----------      ----------
                                      $2,815,221      $  620,400      $3,435,621
                                      ==========      ==========      ==========

     At  June  30,  1997,  the  Company's   remaining  note  receivable  had  an
outstanding balance of $1,693. The following table sets forth the detail of this receivable at June 30, 1997:

                                          Periodic          Face       Carrying       Principal
              Interest     Maturity        Payment         Amount       Amount         Amount
Description     Rate         Date           Terms          of Note      of Note       Delinquent
------------------------------------------------------------------------------------------------
Unsecured       9.0%        12/1/98        Monthly P+I     $1,786       $1,693           $319

     At June 30, 1997, the Company also had impaired loans from prior foreclosure related deficiency notes and/or judgments with no carrying value. The face amounts ranged from $12,000 to $3,118,000. These receivables are unsecured, and collections are doubtful. Should any amount be collected on these receivables, the Company would recognize a gain. See also Note 3 of Notes to Consolidated Financial Statements.

Prior Management - Related Party Activity

     The Trust was managed by Lomas Management, Inc., a wholly-owned subsidiary of Lomas Financial Corporation, from its inception in 1969 until February 1995. Lomas Financial Corporation was the original sponsor of the Trust. The terms of certain management agreements in effect during that period of time often required Lomas Financial Corporation or one of its subsidiaries to participate in real estate loans originated by the Trust. In 1995, however, the Trust terminated its management agreement with Lomas Management, Inc. and assumed its own operating and accounting responsibilities. Management of assets owned at that time were addressed in an Asset Disposition Agreement dated February 28, 1995 between the Trust and a wholly-owned subsidiary of Lomas Financial Corporation (the "Asset Disposition Agreement").

     The Asset Disposition Agreement provided for an exchange of ownership positions in various pieces of foreclosed real estate and one earning note receivable. No gain or loss was recognized by the Company as a result of the exchange, and at June 30, 1995, the Trust owned 100% of its foreclosed real estate and note receivable portfolio with the exception of one real estate asset (which was subsequently sold) and one mortgage note receivable. The Asset Disposition Agreement also addressed a group of shared receivables with no carrying value that related to deficiency notes obtained through previous foreclosure proceedings and outlined procedures to distribute future collections, if any.

     On April 24, 1996, the Trust entered into a supplement to the Asset Disposition Agreement whereby 100% of the outstanding common stock of LNC Holdings, Inc., whose sole asset is one tract of undeveloped real estate, was transferred to the Trust and the remaining mortgage note receivable not resolved in the Asset Disposition Agreement was exchanged for a comparable note receivable held by the subsidiary of Lomas Financial Corporation.

     In accordance with the Asset Disposition Agreement and the supplement, the subsidiary of Lomas Financial Corporation received compensation of $69,237 from the Company for the asset administration and collection services in fiscal year ended June 30, 1996. See also Note 6 of Notes to Consolidated Financial Statements.

Competition

     In its ongoing efforts to liquidate its real estate assets, the Company competes with commercial banks, savings and loan associations, and other financial institutions that are seeking to sell their own portfolios of foreclosed real estate. The primary factors affecting competition when selling real estate are the value of the foreclosed real estate, the price at which the seller is willing to sell the asset, and the seller's ability and willingness to provide or arrange financing for the prospective buyer.

     With regard to efforts to identify suitable acquisition candidates, the Company competes with numerous prospective buyers, including various investment funds, other companies in similar industries, corporate conglomerates, individual investors, etc. Recent market conditions have resulted in substantial amounts of cash becoming available for new acquisition activity by both institutional and individual investors. Consequently, many potential acquisition candidates targeted by the Company have been pursued by numerous prospective buyers and bidding has been competitive.

Certain Customers

     In  1994,   upon  emerging  from   bankruptcy   pursuant  to  the  plan  of
reorganization, the Company received a note receivable (the "Note") from Resurgence Properties, Inc. ("RPI") in the original amount of $6.0 million. The Note was collateralized by a pool of first mortgage loans and by deeds of trust on various real estate assets owned by RPI. RPI repurchased the Note from the Company on June 27, 1996 for $4.09 million representing 98.75% of the outstanding balance in a negotiated transaction. The Company charged $51,740 to the allowance for possible losses on notes receivable related to this sale.

     Revenue from RPI for the fiscal year ended June 30, 1997 consisted solely of dividend income totaling $33,500 on RPI stock. Revenue from RPI provided greater than 10% of the Company's total revenue for the fiscal year ended June 30, 1996, and consisted of: (i) interest income totaling $389,958 on the RPI Note receivable and (ii) dividend income totaling $21,375 on RPI preferred stock.

Federal Income Tax

     Effective July 1, 1993, the Trust no longer qualified as a real estate investment trust as defined by the Internal Revenue Code. Subsequently, the Company was organized in 1996 as a Delaware corporation in order to effect the reorganization of the Trust by merging the Trust into the Company.

Accordingly, the Trust and the Company are subject to federal income taxes and adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

     The Company incurred book and tax losses for the year ended June 30, 1995 and no provision for income tax was reported in the financial statements for that period. For the year ended June 30, 1996, the Company reported net income for financial reporting purposes of $835,367 and a net loss for tax purposes primarily due to differences between book and tax basis on disposition of foreclosed real estate. The Company reported net income for financial reporting purposes for the year ended June 30, 1997 of $1,308,984; however, all of this amount was offset by the change in valuation allowance of the deferred tax asset for regular tax purposes and 90 percent for alternative minimum tax purposes, respectively.

     At June 30, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $227 million which are available to offset future federal taxable income. These carryforwards will expire in 2005 through 2011. See also Note 7 of Notes to Consolidated Financial Statements.

Personnel

     At June 30, 1997, the Company had two full-time employees and no part-time employees. The Company engages real estate consultants as needed with regard to real estate related matters and utilizes independent accountants and legal advisors as needed when evaluating a potential acquisition.

Item 2.  Properties

     The Company's principal executive offices were located at 600 N. Pearl, Suite 420, Dallas, Texas at June 30, 1997 under a month to month lease arrangement. On July 14, 1997, the Company relocated its executive offices to 200 Crescent Court, Suite 1365, Dallas, Texas and signed a lease agreement expiring December 31, 2000. See Note 5 of Notes to Consolidated Financial Statements.

Item 3.  Legal Proceedings

     The Company is involved in routine litigation incidental to its business which, in the opinion of management, will not result in a material adverse impact on the Company's consolidated financial condition, results of operations, or cash flows without regard for any possible insurance or third party reimbursement.


Item 4.  Submission of Matters to a Vote of Security Holders

          Not applicable.

                                     PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

Price Range of Common Stock

     The common stock of Liberte Investors Inc. is listed on the New York Stock Exchange (the "NYSE") under the symbol "LBI." The following table sets forth the high and low sales price per share for the Common Stock for the periods indicated:

  Fiscal Year                                                High         Low
  -----------                                                ----         ---
  1997
        First Quarter.................................    $  5 1/4      $ 3 3/8
        Second Quarter................................       5            4 1/8
        Third Quarter.................................       4 1/2        3 3/4
        Fourth Quarter................................       4 1/2        3 5/8

  1996
        First Quarter.................................    $  2 1/4      $ 1 7/8
        Second Quarter................................       2 1/4        2
        Third Quarter.................................       4            2 1/8
        Fourth Quarter................................       4            3 1/2

     The high and low sales price per share of Common Stock on the New York Stock exchange on September 22, 1997, were $3.875 and $3.8125, respectively. At September 22, 1997, there were 1,794 registered stockholders of LBI common stock.

Dividend Policy

     During the last two fiscal years, the Company has not paid, and the Company has no current plans to pay, cash dividends on the common stock. The Company currently intends to retain earnings for use in acquiring an operating business and therefore does not anticipate paying cash dividends in the foreseeable future.

Stock Transfer Restrictions

     The Company's Certificate of Incorporation (the "Charter") contains prohibitions on the transfer of its common stock to avoid limitations on the use of the net operating loss carryforwards and other federal income tax attributes that the Company inherited from the Trust. The Charter generally prohibits any transfer of Common Stock, any subsequent issue of voting stock or stock that participates in the earnings or growth of the Company, and certain options with respect to such stock, if the transfer of such stock would cause any group or person to own 4.9% or more of the outstanding shares of, increase the ownership position of any person that already owns 4.9% or more (by aggregate value) of the outstanding shares, or cause any person to be treated like the owner of 4.9% or more (by aggregate value) of the outstanding shares for tax purposes. Transfers in violation of this prohibition will be void, unless the Board of Directors consents to the transfer. If void, upon demand by the Company, the purported transferee must return the shares to the Company's agent to be sold, or if already sold the purported transferee must forfeit some, or possibly, all of the sale proceeds. In addition, in connection with certain changes in the ownership of the holders of the Company's shares, the Company may require the holder to dispose of some or all of such shares. For this purpose, "person" is defined broadly to mean any individual, corporation, estate, debtor, association, company, partnership, joint venture, or similar organization.

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

Item 6.  Selected Financial Data (in thousands, except per share amount)

     The following table sets forth selected income statement and balance sheet data at and for the five years ended June 30, 1997. In October 1993, the Trust filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy in April of 1994. As a result, information for years ended June 30, 1997, 1996, and 1995 are not comparable to prior years. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto of the Company and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Form 10-K.

                                                            Year Ended June 30,
                                       ------------------------------------------------------
                                           1997      1996       1995        1994       1993
                                       --------   --------   --------    --------    --------
                                             (dollars in thousands, except per share data)
Income Statement Data:
  Revenues                             $  2,527   $  2,784   $  2,172    $ 10,019    $ 15,115
  Interest expense                           --         --         --       7,673      16,295
  Provision for loan losses                  --        187      3,192       3,175      15,150
  Net income (loss)                       1,309        835     (2,868)    (16,341)    (34,672)
  Net income (loss) per common share       0.07       0.07      (0.23)      (1.34)      (2.94)
  Cash dividends declared per share          --         --         --          --          --

                                                   June 30,
                            ----------------------------------------------------
                               1997       1996       1995       1994       1993
                            --------   --------   --------   --------   --------
                                          (dollars in thousands)
Balance Sheet Data:
  Total assets              $ 56,445   $ 33,354   $ 32,036   $ 36,316   $261,575
  Stockholders' equity        56,206     32,852     31,620     34,914     63,591
  Debt                            --         --         --         --    187,725


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance, including its ability to acquire businesses in the future, and other developments. Such forward-looking statements are necessarily estimates reflecting the Company's best judgment based upon current information, involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, the uncertainty as to whether the Company will be able to make future business acquisitions or that any such acquisitions will be successful, the Company's ability to obtain financing for any possible acquisitions, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.

General

     The fiscal year ended June 30, 1997 was a transition year for Liberte Investors Inc. With the reorganization of the Trust into the Company, the additional cash provided by the issuance of stock to Hunter's Glen and the associated changes in management, the Company believes it is prepared to seek and acquire a viable operating company that will generate increased value per share to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts have been made to identify quality acquisitions in fiscal 1997, the Company has not yet entered into any definitive acquisition agreements.

1997 compared with 1996

     Net income for the year ended June 30, 1997 increased to $1,309,000 from $835,000 for the year ended June 30, 1996, an increase of 57%. This change in operating results is discussed below.

     Interest income on interest-bearing deposits in banks increased to $2,364,000 for the year ended June 30, 1997 from $1,182,000 for the year ended June 30, 1996. This increase is due to the increase in the balance of unrestricted cash and cash equivalents to $52.5 million on June 30, 1997 from $27.2 million on June 30, 1996. The increase in cash balances was primarily a result of the sale of 8,102,439 shares of newly-issued common stock to Hunter's Glen in August of 1996 for $23.1 million and the collection of $1.3 million on notes receivable during the year ended June 30, 1997.

     Notes receivable interest income decreased to $112,000 for the year ended June 30, 1997 from $525,000 for the year ended June 30, 1996 because the outstanding balance of notes receivable declined to $2,000 on June 30, 1997 from $1.3 million on June 30, 1996. The Company had collected all but one note receivable with a nominal balance as of June 30, 1997.

     Gains on sales of foreclosed real estate decreased to $11,000 for the year ended June 30, 1997 from $599,000 for the year ended June 30, 1996. The gains on sales of real estate represent proceeds received from the sale of assets in excess of carrying value. The gain recognized in 1997 resulted from the sale of single-family lots in San Antonio, Texas. The gain in 1996 was primarily due to the sale of single-family lots in Murrieta, California.

     Other income decreased to $39,000 for the year ended June 30, 1997 from $478,000 for the year ended June 30, 1996. Other income in 1997 represented primarily dividends on RPI preferred stock. Other income in 1996 consisted primarily of cash collections on impaired loans which had no carrying value and the RPI dividends.

     Insurance expense increased to $307,000 for the year ended June 30, 1997 from $216,000 for the year ended June 30, 1996. This increase is primarily due to increased premiums related to Directors' and Officers' insurance coverage as required by the Stock Purchase Agreement between the Company and Hunter's Glen.

     Foreclosed real estate operations expense increased $121,000 from $118,000 for the year ended June 30, 1996 to $239,000 for the year ended June 30, 1997. The increase is primarily due to an accrual in fiscal 1997 established for 1996 and 1997 for property taxes on 40 acres of land held by LNC Holdings, Inc. which is encumbered by delinquent taxes and an increase in the accrual for 1997 property taxes.

     Legal, audit and consulting fees were $186,000 for the year ended June 30, 1997, a decrease of $393,000 from the $579,000 incurred in the year ended June 30, 1996. Fees in 1997 were primarily for real estate consulting services and legal advisory work related to potential acquisitions. Prior period activity included primarily legal and investment banking fees incurred related to potential acquisitions.

     Directors fees and expenses decreased from $77,000 in 1996 to $46,000 in 1997 due to a decrease in the number of meetings held by the board. In 1996, the directors held several special meetings to discuss acquisition candidates and the corporate reorganization.

     Franchise tax expense for the year ended June 30, 1997 totaled $65,000 and represents Delaware and Texas franchise tax expense due as a result of the reorganization of the Trust into the Company. The Trust was not subject to franchise tax expense and no such expense was recorded for years prior to 1997.

     Compensation and employee benefits decreased by $458,000 from $593,000 during the year ended June 30, 1996 to $135,000 for the year ended June 30, 1997. The decrease is due to the reduced compensation package for Robert Ted Enloe III, the Chief Executive Officer, during the last quarter of 1996 as well as the resignation of the Company's employees, including Mr. Enloe, in August of 1996. Since the reorganization in August of 1996, the Company has employed only two full-time employees. Under the terms of the Stock Purchase Agreement between the Company and Hunter's Glen, Mr. Ford, in his capacity as Chairman and Chief Executive Officer, does not receive compensation.

     General and administrative expense increased from $178,000 for the year ended June 30, 1996 to $225,000 for the year ended June 30, 1997. The increase is attributed to an increase in stockholder service expenses for costs related to the August 1996 special meeting and November 1996 annual meeting of stockholders and to the renewal of the listing privileges for the Company's common stock on the New York Stock Exchange.

1996 compared to 1995

     The Trust's net income was $835,000 for the year ended June 30, 1996 compared to a loss of $2.9 million for the year ended June 30, 1995. This change resulted from the decrease in the provision for loan losses recorded in 1996 compared to 1995, and the substantial gains on disposition of real estate that were realized in 1996.

     Interest income on notes receivable decreased from $658,000 for the year ended June 30, 1995 to $525,000 for the year ended June 30, 1996. The decrease was the result of a significant decrease in average earning notes which was partially offset by an increase in yield. Average earning notes declined from $8 million with a yield of 8.25% in 1995 to $5.6 million with a yield of 8.54% in 1996. Nonearning notes averaged $189,000 for 1996 compared to $276,000 for 1995.

     At June 30, 1996, the Trust's portfolio of notes receivable and foreclosed real estate totaled $4.8 million compared to $21.2 million ($10.7 million net of reserves) at June 30, 1995.

     At June 30, 1996, the Trust's portfolio of notes receivable aggregated $1.3 million compared to $5.8 million at June 30, 1995. The large decrease in earning investments is mainly due to the sale of the RPI note receivable during the fourth quarter of 1996. At the time of the sale, the note had a balance of $4.14 million and was sold for 98.75% of the outstanding balance. The remaining balance of $51,740 was charged to the allowance for loan losses. There were no amounts to be advanced under any notes receivable at June 30, 1996. The interest rates on the notes at June 30, 1996, ranged from 9.0% to 10.25% on the outstanding balances. At June 30, 1996 and 1995, the Trust had no notes which were more than 90 days past due as to interest but on which the Trust was continuing to accrue interest.

     At June 30, 1996, the Trust held foreclosed real estate of $3.5 million compared to $15.4 million ($5.1 million net of allocated reserves) at June 30, 1995. The net reduction in foreclosed real estate held for sale was primarily a result of sales totaling $1.9 million partially offset by an increase in carrying value of the single family lots located in Murrieta, California. These lots were sold during the second quarter of 1996.

     There was no allowance for loan losses at June 30, 1996 compared to $10.5 million at June 30, 1995. Prior to the year ended June 30, 1996, the Company provided an allowance for losses on foreclosed real estate based on the fair value of each property acquired through foreclosure or deed in lieu of foreclosure. Effective July 1, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement requires that assets held for disposal be carried at the lower of their carrying amount or fair value less cost to sell and that allocated reserves be netted against foreclosed real estate. The adoption of SFAS No. 121 did not have a material effect on the Company's financial condition, results of operations or cash flows, as foreclosed real estate was previously carried at fair value less estimated cost to sell. Future changes in fair value will result in a direct write-down or write-up of the foreclosed real estate.

     One note was originated during the year ended June 30, 1996 which was made to facilitate the sale of foreclosed real estate.

     Income from cash and cash equivalents increased from $892,000 for the year ended June 30, 1995 to $1.2 million for the year ended June 30, 1996 primarily as a result of the Trust's increase in cash and cash equivalents to $27.3 million at June 30, 1996 from $20.6 million at June 30, 1995. The increase is primarily a result of the collection of notes receivable, including the sale of the RPI note, and the sale of foreclosed real estate.

     The gain on disposition of real estate represents proceeds from the sale of foreclosed real estate in excess of its carrying value, and the write-up of value of long lived assets to be disposed of that were previously written down. A group of developed single family lots located in San Antonio, Texas, were written up in value to more accurately reflect their fair value less cost to sell. Also included is a $439,000 gain from the sale of real estate that consisted of 97 residential lots developed for single family home construction in Murrieta, California. The Trust accepted a substantial cash down payment and a note receivable (carrying a market rate of interest) from the buyer of the lots in California.

     Other income decreased from $623,000 for the year ended June 30, 1995 to $478,000 for the year ended June 30, 1996. Other income in 1996 represented primarily income from impaired loans. More specifically, other income included $415,000 collected in full settlement of a deficiency note receivable with no carrying value, the face value of which was $829,000 at June 30, 1995. There was no income from impaired loans prior to 1996 because collections were recorded as recoveries and credited to the allowance for possible loan losses. Other income in 1995 consisted of consulting fee income that began in the fourth quarter of 1994 in connection with an agreement with RPI. The agreement provided that the Trust would receive $87,500 of consulting fee income per quarter until March of 1996; however, the agreement was discontinued in exchange for a payment of $500,000 in lieu of the $525,000 that would have been received over the term of the contract.

     There was a net provision for loan losses of $187,000 recorded for the year ended June 30, 1996 compared to a provision of $3.2 million for the year ended June 30, 1995.

     The Trust reversed $18,000 of unallocated allowance for loan losses in the fourth quarter of 1996 to eliminate the remaining unallocated allowance for loan losses on the Trust's portfolio of notes receivable based on management's review of the collectibility of the related notes receivable. A $1.1 million reversal to the allowance for loan losses on notes receivable occurred in 1995 as a result of the substantial reduction in the Trust's portfolio of notes receivable. The Trust's reduction in notes receivable in 1995 involved the foreclosure of a $4.8 million note secured by an operating retail shopping center which was promptly sold for cash during the second quarter of 1995. These reversals partially offset the provision for losses on the Trust's portfolio of foreclosed real estate.

     There was a provision for losses on foreclosed real estate of $205,000 in 1996 compared to a provision of $4.3 million in 1995. The $205,000 provision on foreclosed real estate in 1996 resulted from an adjustment of the carrying value of 55 single family lots located in Fontana, California. The trust decreased its carrying value from $15,000 per lot to $12,000 per lot during the fourth quarter of 1996. The trust decreased its carrying value of these lots by $900,000 during 1995 in order to recognize the decline in market value.

     The $4.3 million provision for possible losses on foreclosed real estate for the year ended June 30, 1995 resulted from increases in the estimates of losses on foreclosed real estate held for sale. During this time, a large portion of the Trust's foreclosed real estate was in the form of land which was inherently illiquid and/or in geographic locations where real estate markets for this type of property were depressed. The Trust increased the allowance for losses by approximately $2.3 million in connection with its ownership of 97 residential lots developed for single family home construction in Murrieta, California. The Trust had been unsuccessful in liquidating its position during 1995 as the California real estate markets continued to decline. Furthermore, the costs involved to acquire permits to build on these lots continued to escalate, thereby contributing to the decline in fair market value and the number of potential buyers. The Trust further increased the allowance during the second quarter of 1995 based on a contingent sales contract which failed to close and further increased its allowance in the third quarter of 1995 based on discussions held with other potential purchasers of the property. This asset was sold in November 1996 for cash and a note receivable resulting in the recognition of a $439,000 gain.

     Foreclosed real estate operations decreased from $275,000 for year ended June 30, 1995 to $118,000 for year ended June 30, 1996 because of the reduction in the size of the real estate portfolio. Foreclosed real estate operations include property taxes and costs to maintain the portfolio of foreclosed real estate such as mowing expenses, survey expenses, etc.

     Legal, audit and consulting fees increased to $579,000 for the year ended June 30, 1996 from $332,000 for the year ended June 30, 1995. This increase was caused primarily by activities during the first and second quarters of 1996 relating to potential acquisition candidates, and fees paid to a subsidiary of Lomas Financial Corporation for impaired loan collections and sales of foreclosed real estate in accordance with the Asset Disposition Agreement.

     Management fees were eliminated in the fourth quarter of 1995 because management services provided by Lomas were terminated in February of that year.

     Compensation and employee benefits expenses decreased to $593,000 for the year ended June 30, 1996 from $619,000 for the year ended June 30, 1995. In 1996, salary and related expenses included

$150,000 relating to bonuses that were paid to the president and executive vice president upon the consummation of the reorganization into a Delaware corporation. Excluding this $150,000 bonus accrual, salaries and related expenses were $175,000 less in 1996 than 1995 primarily as a result of a reduction in the president's base salary.

Liquidity and Capital Resources

     The Company's principal funding requirements are operating expenses, including legal, audit and consulting expenses incurred in connection with the evaluation of potential acquisition candidates and other strategic opportunities. The Company anticipates that its primary sources of funding operating expenses are proceeds from the sale of foreclosed real estate, interest income on cash and cash equivalents, and cash on hand.

     As described in "Item 1. Business," the Trust entered into an agreement and subsequently consummated the sale of newly-issued Shares to Hunter's Glen. The proceeds from this sale were $23.1 million. Management believes that the additional cash will assist the Company in its efforts to expand its business through acquisitions. Hunter's Glen is an affiliate of Gerald J. Ford, who became the Chief Executive Officer and Chairman of the Board of the Company following the Trust's reorganization into the Company and the sale of the shares to Hunter's Glen.

     Operating activities for the year ended June 30, 1997 provided $1.4 million of cash compared to $0.2 million used in 1996 and $0.5 million used in 1995. The table below reflects cash flow from operating activities (in millions):

                                                        Year Ended June 30,
                                                  -----------------------------
                                                     1997       1996       1995
                                                  -------    -------    -------
Total income                                      $   2.5    $   2.8    $   2.2
Operating expenses                                   (1.2)      (1.8)      (1.8)
Net change in other receivables,
  assets and liabilities                              0.1       (1.2)      (0.9)
                                                  -------    -------    -------
Net cash provided (used) by operating activities  $   1.4    $  (0.2)   $  (0.5)
                                                  =======    =======    =======

     Net cash provided by investing activities for the year ended June 30, 1997 was $1.4 million compared to $6.8 million for the year ended June 30, 1996 and $12.4 million for the year ended June 30, 1995, primarily as a result of the contraction of the Company's note receivable portfolio. The table below reflects cash flow from investing activities (in millions):

                                                        Year Ended June 30,
                                                  -----------------------------
                                                     1997       1996       1995
                                                  -------    -------    -------
Collections on mortgage loans                     $   1.3    $   0.6    $   1.4
Collections on RPI note receivable                     --        5.3        0.6
Advances on mortgage loans                             --         --       (0.3)
Sales of foreclosed real estate                       0.1        0.9       10.3
Net sales of restricted cash investments               --         --        0.6
Expenditures on foreclosed real estate                 --         --       (0.2)
                                                  -------    -------    -------
Net cash provided by investing activities         $   1.4    $   6.8    $  12.4
                                                  =======    =======    =======

     Net cash provided by financing activities totaled $22.5 million for the year ended June 30, 1997 from the issuance of new stock to Hunter's Glen, less expenses of the new issue. Total cash and cash equivalents were $52.5 million at June 30, 1997.

     The  Company  plans  to  finance   acquisitions  with  its  cash  and  cash
equivalents, borrowings and private or public debt and equity financings. To avoid restricting the use of its NOL carryforwards, the Company will be effectively precluded from issuing any additional shares of common stock, any shares of any other class of voting stock or stock that participates in the earnings or growth of the Company, or certain options with respect to such stock, for three years after the sale of the Common Stock to Hunter's Glen. During this period, the Company will have to incur indebtedness to the extent that it does not use its cash and cash equivalents to make acquisitions.


Item 8.  Financial Statements and Supplementary Data

     See "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" for a listing of the consolidated financial statements filed with this report. The response to this item is submitted in a separate section of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On November 19, 1996 the Company filed a report on Form 8-K to report the change in independent accountants of the Company from Ernst & Young LLP ("E&Y") to KPMG Peat Marwick LLP. No report of E&Y on the Company's financial statements for either of the past two fiscal years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Further, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused it to make reference to the subject matter of the disagreements in its reports.

                                    PART III

Item 10.  Directors and Executive Officers of the Company

     The information concerning the directors and executive officers of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be filed with the Commission and sent to stockholders in connection with the Company's Annual Meeting of Stockholders to be held November 7, 1997 under the heading "DIRECTOR NOMINEES AND EXECUTIVE OFFICERS," which information is incorporated herein by reference.

Item 11.  Executive Compensation

     The information concerning executive compensation is set forth in the Proxy Statement under the heading "MANAGEMENT COMPENSATION," which information is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," which information is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

     The Company was managed by Lomas Management, Inc. ("LMI") from its inception in 1969 until February 28, 1995. LMI is a wholly-owned subsidiary of Lomas Financial Corporation, the original sponsor of the Trust. On February 28, 1995, the Company terminated its management agreement with LMI and assumed all operating and accounting responsibilities. Any remaining property management responsibilities with regard to assets jointly-owned with Lomas Financial Corporation were provided for in the Asset Disposition Agreement described below.

     Effective February 28, 1995, the Company entered into an "Asset Disposition Agreement" with ST Lending, Inc. ("STL"), a wholly-owned subsidiary of Lomas Financial Corporation, whereby the Company and STL exchanged their respective ownership positions in a group of ten assets in order to achieve a separate and distinct ownership position. The Company exchanged its 80% ownership in six assets, whose 80% interest had a net carrying value of approximately $1.2 million (net of reserves) for STL's 20% ownership in four assets, whose 20% interest had a net carrying value of approximately $1.2 million (net of reserves). No gain or loss was recognized as a result of this transaction. In addition, a group of approximately 14 receivables, which had no carrying value and related primarily to deficiency notes, remained 80% owned by the Company and 20% owned by STL. The 14 receivables had face amounts which ranged in size from $9,875 to $2,494,118. The Asset Disposition Agreement stipulated that the Company would pay STL 10% of any gross proceeds received in addition to STL's 20% ownership, from this pool of receivables in return for STL's asset administration. Effective April 15, 1996, STL's interest in the seven remaining deficiency notes and or judgments, which had no carrying value, were transferred to the Company.

     On April 24, 1996, the Company entered into a Supplement (the "Supplement") to the Asset Disposition Agreement. The Supplement transferred ownership of LNC Holdings, Inc., whose sole asset is approximately 40 acres of undeveloped real estate that is fully encumbered by tax liens, to the Company and set forth the terms under which STL would continue to manage the property. The Supplement further described the method of allocating the funds to be paid to the Company and STL with respect to a proposed settlement agreement for a deficiency note receivable received by the Company in June 1996 in the amount of approximately $8,000. The Company also exchanged its 50% interest, representing $212,000 of principal, in a note the Company has classified as non-earning, for STL's 20% interest, representing $269,000 of principal, in a note the Company classified as earning. The exchange of these notes resulted in the Company owning 100% of an interest-bearing note, secured by 72 lots in Murrieta, California. The difference in the exchange values resulted in the recording of $31,000 of interest income. The remaining difference of $26,000 was applied as a discount to the carrying value of the note received and was amortized into income over the life of the loan.

     In accordance with the Asset Disposition Agreement and the Supplement, in fiscal 1996, STL received compensation of $69,237 from the Company for its asset administration and collection services.

     Under the management agreement in effect prior to February 28, 1995, LMI was entitled to basic compensation at an annual rate of 1% of the daily average book value of the Company's Invested Assets (as defined in the management agreement) plus $81,000 per year for accounting services. During the fiscal year ended June 30, 1995, the Company paid LMI compensation of $157,907. Additionally, STL received $10,898 in accordance with the Asset Disposition Agreement.

     At June 30, 1996, the Company had a collateral assignment of a life insurance policy which was recorded as a receivable under a split-dollar agreement. On December 13, 1996, Mr. Enloe purchased the policy from the Company for $126,727, the amount of the receivable.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Documents filed as part of this Annual Report on Form 10-K.

         (1) Consolidated Financial Statements: See Index to Consolidated Financial Statements on Page F-1.

         (2) Consolidated Financial Statements Schedule IV - Mortgage Loans on Real Estate on Page F-18.

         (3)  Exhibits:

              Exhibit
              Number
              ------
              2.1 Plan of Reorganization, dated as of April 1, 1996, between the Trust and the Company (incorporated by reference to Exhibit 2.1 of Registration Statement No. 333-07439 on Form S-4, filed by the Company, which the Securities and Exchange Commission declared effective on July 3, 1996 (the "Registration Statement").

              2.2 Stock Purchase Agreement, dated as of January 16, 1996, between the Trust and the Purchaser (incorporated by reference to Exhibit 4.1 of the Trust's Current Report on Form 8-K filed with the Commission on January 24, 1996), as amended by the Amendment to the Stock Purchase Agreement, dated as of February 27, 1996, and the Second Amendment to the Stock Purchase Agreement, dated as of March 28, 1996 (incorporated by reference to Exhibit 2.1 of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

              2.3 Letter Agreement, dated as of April 1, 1996, among the Trust, the Company, and the Purchaser.

              2.4 Confidentiality and Standstill Agreement, dated as of January 16, 1996, between the Trust and the Purchaser (incorporated by reference to Exhibit 2.2 of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

              2.5 Escrow Agreement, dated as of January 19, 1996, among the Trust, the Purchaser, and Texas Commerce Bank National Association.

              2.6 The Trust's First Amended Plan of Reorganization, dated December 14, 1993, as modified by the Modification to the First Amended Plan of Reorganization, dated January 19, 1994 (incorporated by reference to the Trust's Current Report on Form 8-K filed with the Commission on February 9,
                     1994).

              3.1    The Company's Charter (incorporated by reference to Exhibit
                     3.1 of the Registration Statement).

              3.2    The Company's Bylaws  (incorporated by reference to Exhibit
                     3.2 of the Registration Statement).

              3.3 The Trust's Declaration of Trust, dated June 26, 1969, restated to give effect to the First Amendment to the Declaration of Trust, dated September 19, 1969, the Second Amendment to the Declaration of Trust, dated January 24, 1986, the Third Amendment to the Declaration of Trust, dated January 19, 1989, the Fourth Amendment to the Declaration of Trust, dated December 18, 1992, the Fifth Amendment to the Declaration of Trust, dated March 31, 1995, and the Sixth Amendment to the Declaration of Trust, dated November 22, 1995 (incorporated by reference to Exhibit 3.1 of the Trust's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

              3.4 Form of the Seventh Amendment to the Trust's Declaration of Trust (incorporated by reference to Exhibit 3.4 of the Registration Statement).

              3.5 The Trust's Bylaws, restated to give effect to the First Amendment to the Bylaws (incorporated by reference to Exhibit 3.1 of the Trust's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

              4.1 Form of Registration Rights Agreement to be entered into by the Company and the Purchaser (incorporated by reference to Exhibit 4.1 of the Registration Statement).

              4.2 Stock Option Agreement, dated May 7, 1993, between the Trust and Robert Ted Enloe, III (incorporated by reference to Exhibit 10.22 of the Trust's Annual Report on Form 10-K for the year ended June 30, 1993).

              4.3 Form of Agreement Clarifying Registration Rights to be entered into by the Company, the Purchaser, the Enloe Descendants' Trust, and Robert Ted Enloe, III (incorporated by reference to Exhibit 4.3 of the Registration Statement).

              10.1 Exchange Agent Agreement, dated as of June 13, 1996, between the Company and KeyCorp Shareholder Services, Inc. (incorporated by reference to Exhibit 10.1 of the Registration Statement).

              10.2 Form of Indemnification Agreement for the Company's directors and officers and schedule of substantially identical documents (incorporated by reference to Exhibit
                     10.2 of the Registration Statement).

              10.3 Retirement Plan for Trustees of the Trust, dated October 11, 1988 (incorporated by reference to Exhibit 10.23 of the Trust's Annual Report on Form 10-K for the year ended June 30, 1993).

              10.4 Promissory Note, dated October 22, 1993, from Robert Ted Enloe, III to the Trust (incorporated by reference to Exhibit 10.1 of the Trust's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.

              10.5 Stock Pledge and Security Agreement, dated October 22, 1993, between Robert Ted Enloe, III and the Trust (incorporated by reference to Exhibit 10.2 of the Trust's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993), as supplemented by a letter agreement, dated November 13, 1995, between the Enloe Descendants' Trust and the Trust (incorporated by reference to Exhibit
                     10.5 of the Registration Statement).

              10.6 Agreement Regarding Registration Rights, Amendment of Stock Option Agreement, and Ratification of Pledge Agreement, dated as of November 13, 1995, among the Trust, Robert Ted Enloe, III, and the Enloe Descendants' Trust (incorporated by reference to Exhibit 10.6 of the Registration Statement).

              10.7 Asset Disposition Agreement, dated February 28, 1995, between the Trust and ST Lending, Inc. (incorporated by reference to Exhibit 10.9 of the Trust's Annual Report on Form 10-K for the year ended June 30, 1995), as amended by the Supplement to Asset Disposition Agreement dated April 24, 1996.

              16.1 Letter dated November 15, 1996 from Ernst & Young LLP regarding Company's change in independent accountants.

              21.1   A list of the subsidiaries of the Company.

              27.1   Financial  Data  Schedule   (included  only  in  the  EDGAR
                     filing).


     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED: September 29, 1997              LIBERTE INVESTORS INC.


                                            /s/ GERALD J. FORD
                                            ------------------------------------
                                            Gerald J. Ford
                                            Chief Executive Officer and Chairman
                                            of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures                                Title                                        Date
      ----------                                -----                                        ----

 /s/ GERALD J. FORD                 Chief Executive Officer and Chairman                 September 29, 1997
------------------------------      of the Board (Principal Executive Officer)
     Gerald J. Ford

 /s/ NANCY J. FOEDERER              Secretary and Treasurer                              September 29, 1997
------------------------------      (Principal Financial Officer and
    Nancy J. Foederer               Accounting Officer)


   /s/ GENE H. BISHOP               Director                                             September 29, 1997
------------------------------
     Gene H. Bishop


   /s/ HARVEY B. CASH               Director                                             September 29, 1997
------------------------------
     Harvey B. Cash


/s/ ROBERT TED ENLOE, III           Director                                             September 29, 1997
------------------------------
  Robert Ted Enloe, III


 /s/ EDWARD W. ROSE, III            Director                                             September 29, 1997
------------------------------
   Edward W. Rose, III


   /s/ GARY SHULTZ                  Director                                             September 29, 1997
------------------------------
       Gary Shultz

                             Liberte Investors Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of Liberte Investors Inc. are included in response to Item 8 and Item 14 (1) and (2):

                                                                                                            Page
                                                                                                            ----
Report of KPMG Peat Marwick LLP, Independent Auditors..................................................      F-2

Report of Ernst & Young LLP, Independent Auditors......................................................      F-3

Consolidated Statements of Financial Condition
      as of June 30, 1997 and June 30, 1996............................................................      F-4

Consolidated Statements of Operations for the years ended June 30, 1997, June 30,
     1996, and June 30, 1995...........................................................................      F-5

Consolidated Statements of Stockholders' Equity for the years ended June 30, 1997,
     June 30, 1996, and June 30, 1995..................................................................      F-6

Consolidated Statements of Cash Flows for the years ended June 30, 1997, June 30,
     1996, and June 30, 1995...........................................................................      F-7

Notes to Consolidated Financial Statements.............................................................      F-8

Schedule IV - Mortgage Loans on Real Estate............................................................     F-18

     Separate financial statements relating to the Company's subsidiary are omitted since it is wholly-owned and such separate financial statements are not material.

     All other financial statement schedules have been omitted because the required information is not material to require submission of the schedule or because the information required is included in the financial statements, including the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Liberte Investors Inc.:

We have audited the accompanying consolidated statement of financial condition of Liberte Investors Inc. and subsidiary as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as of and for the year ended June 30, 1997 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberte Investors Inc. and subsidiary as of June 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of and for the year ended June 30, 1997, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                        KPMG Peat Marwick LLP


Dallas, Texas
July 23, 1997

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Trustees
Liberte Investors

     We have audited the accompanying consolidated balance sheet of Liberte Investors and subsidiaries (the Company) as of June 30, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 1996. Our audits also included the June 30, 1996 and 1995 amounts in the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and amounts in the schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberte Investors and subsidiaries at June 30, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the June 30, 1996 and 1995 amounts in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Dallas, Texas
July 26, 1996

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                     June 30,         June 30,
                                                       1997            1996
                                                  -------------    -------------
Assets
Unrestricted cash                                 $  52,474,290    $  27,245,594
Restricted cash and cash equivalents                     61,237           58,325
                                                  -------------    -------------
      Total cash and cash equivalents                52,535,527       27,303,919


Foreclosed real estate held for sale                  3,435,621        3,475,790
Notes receivable, net                                     1,693        1,331,390
Accrued interest and other receivables                    4,507           63,875
Other assets                                            467,876        1,179,277
                                                  -------------    -------------
      Total assets                                $  56,445,224    $  33,354,251
                                                  =============    =============

Liabilities and Stockholders' Equity
Liabilities-accrued and other liabilities         $     239,545    $     502,078

Stockholders' Equity
Common stock, $.01 par value,
   50,000,000 shares authorized,
   20,256,097 shares issued and outstanding             202,561             --
Shares of Beneficial Interest, no par value,
   unlimited authorization, 12,423,208 shares
   issued, 12,153,658 shares outstanding,
   net of 269,550 shares held in treasury                  --         32,852,173
Additional paid-in capital                          309,392,399             --
Accumulated deficit                                (253,389,281)            --
                                                  -------------    -------------

     Total stockholders' equity                      56,205,679       32,852,173
                                                  -------------    -------------

Commitments and contingencies

     Total liabilities and stockholders' equity   $  56,445,224    $  33,354,251
                                                  =============    =============

See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year Ended June 30,
                                             ------------------------------------------
                                                 1997           1996           1995
                                             ------------   ------------   ------------
Income
  Interest-bearing deposits in banks         $  2,364,381   $  1,182,179   $    892,008
  Notes receivable interest                       111,776        525,290        657,511
  Gains on sales of foreclosed real estate         11,310        598,557           --
  Other                                            39,145        478,307        622,555
                                             ------------   ------------   ------------
Total income                                    2,526,612      2,784,333      2,172,074
                                             ------------   ------------   ------------

Expenses
  Insurance                                       307,292        216,089        215,572
  Foreclosed real estate operations               238,854        118,456        274,546
  Legal, audit and consulting fees                186,058        578,791        332,367
  Directors (trustees) fees and expenses           46,050         77,400         61,215
  Management fees                                    --             --          157,907
  Franchise tax                                    65,206           --             --
  Compensation and employee benefits              134,803        593,104        619,433
  Provision for loan losses                          --          187,058      3,192,000
  General and administrative                      225,365        178,068        186,613
                                             ------------   ------------   ------------
Total expenses                                  1,203,628      1,948,966      5,039,653
                                             ------------   ------------   ------------

Income (loss) before income
  taxes                                         1,322,984        835,367     (2,867,579)

Income tax expense                                 14,000           --             --
                                             ------------   ------------   ------------

Net Income (loss)                            $  1,308,984   $    835,367   $ (2,867,579)
                                             ============   ============   ============

Net income (loss) per share of common
  stock (beneficial interest in 1996
  and 1995)                                  $       0.07   $       0.07   $      (0.23)
                                             ============   ============   ============

Weighted average number of shares of
  common stock (beneficial interest in
  1996 and 1995)                               19,237,758     12,153,658     12,322,773
                                             ============   ============   ============

See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                Additional
                             Number of    Beneficial      Number of   Common     Paid-In    Treasury    Accumulated
                              Shares       Interest        Shares     Stock      Capital      Stock       Deficit          Total
                            ----------  -------------    ----------  --------  ------------  --------  -------------    -----------
Balance at June 30, 1994    12,423,208  $ 287,954,763          --    $   --    $       --    $   --    $(253,040,818)   $34,913,945
  Deferred interest
    on executive
    stock option loan             --             --            --        --            --        --          (22,227)       (22,227)
  Purchase of treasury
    stock                     (269,550)          --            --        --            --    (404,325)          --         (404,325)
  Net loss                        --             --            --        --            --        --       (2,867,579)    (2,867,579)
                            ----------  -------------    ----------  --------  ------------  --------  -------------    -----------
Balance at June 30, 1995    12,153,658    287,954,763          --        --            --    (404,325)  (255,930,624)   $31,619,814
  Repayment of executive
    stock option loan             --             --            --        --            --        --          396,992        396,992
  Net income                      --             --            --        --            --        --          835,367        835,367
                            ----------  -------------    ----------  --------  ------------  --------  -------------    -----------
Balance at June 30, 1996    12,153,658    287,954,763          --        --            --    (404,325)  (254,698,265)    32,852,173
  Exchange of shares
    pursuant to plan
    of reorganization      (12,153,658)  (287,954,763)   12,153,658   121,537   287,428,901   404,325           --             --
  Issuance of common
    stock, net of
    stock issuance costs
    of $1,047,429                 --             --       8,102,439    81,024    21,963,498      --             --       22,044,522
  Net income                      --             --            --         -            --        --        1,308,984      1,308,984
                            ----------  -------------    ----------  --------  ------------  --------  -------------    -----------
Balance at June 30, 1997          --    $        --      20,256,097  $202,561  $309,392,399  $   --    $(253,389,281)   $56,205,679
                            ==========  =============    ==========  ========  ============  ========  =============    ===========

See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Year Ended June 30,
                                                                             ------------------------------------------------------
                                                                                 1997                 1996                 1995
                                                                             ------------         ------------         ------------
Cash flows from operating activities:
  Net income (loss)                                                          $  1,308,984         $    835,367         $ (2,867,579)
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
     Provision for loan losses                                                         --              187,058            3,192,000
     Decrease in accrued interest and other receivables                            59,368               40,012              220,667
     Decrease (increase) in other assets                                          291,217             (678,145)            (114,028)
     (Decrease) increase in accrued and other liabilities                        (262,533)              85,914             (985,868)
     Income from impaired loans                                                      (500)            (452,903)                  --
     Gains from sales of foreclosed real estate                                   (11,310)            (598,557)                  --
     Collection of executive stock option loan                                         --              416,787                   --
                                                                             ------------         ------------         ------------
          Net cash provided by (used in) operating
               activities                                                       1,385,226             (164,467)            (554,808)
                                                                             ------------         ------------         ------------

Cash flows from investing activities:
   Collections of notes receivable                                              1,330,197            5,937,776            1,997,003
   Note receivable advances                                                            --                   --             (308,299)
   Foreclosed real estate expenses                                                     --                   --             (127,350)
   Proceeds from sales and basis reductions of
        foreclosed real estate                                                     51,479              894,848           10,252,601
   (Increase) decrease in restricted cash investments                              (2,912)                 920              564,055
                                                                             ------------         ------------         ------------
       Net cash provided by investing activities                                1,378,764            6,833,544           12,378,010
                                                                             ------------         ------------         ------------

Cash flows from financing activities:
   Issuance of newly issued shares of common
       stock                                                                   23,091,951                   --                   --
  Stock issuance costs                                                           (627,245)                  --                   --
  Purchase of treasury stock                                                           --                   --             (404,325)
                                                                             ------------         ------------         ------------
       Net cash provided by financing activities                               22,464,706                   --             (404,325)
                                                                             ------------         ------------         ------------

Net increase in unrestricted cash and cash equivalents                         25,228,696            6,669,077           11,418,877
Unrestricted cash and cash equivalents at beginning
      of year                                                                  27,245,594           20,576,517            9,157,640
                                                                             ------------         ------------         ------------
Unrestricted cash and cash equivalents at end of year                        $ 52,474,290         $ 27,245,594         $ 20,576,517
                                                                             ============         ============         ============

Schedule of non-cash activities:
  Transfer of notes receivable to foreclosed real
        estate                                                               $         --                   --            4,792,782
  Charge-offs to allowance for loan losses, net                              $         --           10,498,922            4,402,473
  Sales of foreclosed real estate financed by
       mortgage loans                                                        $         --            1,076,800              138,400
  Write-up of value of impaired note                                         $         --               71,250                   --
  Write-up of value of long-lived assets to be
        disposed                                                             $         --               53,751                   --
  Increase in note receivable from asset swap                                $         --               31,313                   --

 See notes to consolidated financial statements.

                      Liberte Investors Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1997, 1996 and 1995

(1)  Summary of significant accounting policies

     (a) Organization - Liberte Investors Inc., a Delaware corporation (the "Company"), was organized in April of 1996 in order to effect the reorganization of Liberte Investors, a Massachusetts business trust (the "Trust"). At a special meeting of the shareholders of the Trust held on August 15, 1996, (the "Special Meeting"), the Trust's shareholders approved a plan of reorganization whereby the Trust contributed its assets to the Company and received all of the Company's outstanding common stock, par value $.01 per share ("Shares" or "Common Stock"). The Trust then distributed to its shareholders in redemption of all outstanding shares of beneficial interest in the Trust (the "Beneficial Shares") the Shares of the Company. The Company assumed all of the Trust's assets and outstanding liabilities and obligations.

     Unless otherwise indicated, the information contained in the consolidated financial statements which relates to periods prior to August 16, 1996 is information related to the Trust and information relating to periods on or after August 16, 1996 is information relating to the Company.

     (b) Business - The principal business activity of the Trust was investing in notes receivable, primarily first mortgage construction notes and first mortgage acquisition and development notes. Over the past several years, however, the Trust progressively curtailed its lending activities and reduced the size of its portfolio of foreclosed real estate in an effort to repay indebtedness.

     On October 25, 1993, the Trust filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On April 7, 1994, the Trust emerged from bankruptcy pursuant to a plan of reorganization whereby certain assets and liabilities, including remaining senior indebtedness, were transferred to Resurgence Properties Inc. ("RPI"), and RPI's common stock was distributed to the holders of the Trust's outstanding subordinated indebtedness in full satisfaction of such holders' claims against the Trust. The Trust received shares of preferred stock of RPI and a note receivable which was subsequently paid. On June 30, 1997, the court issued an Administrative Closing Order and Final Decree with regard to the bankruptcy case.

     After the reorganization of the Trust into the Delaware corporation in August 1996, management has been pursuing the acquisition of an operating company in order to utilize the net operating loss carryforwards available to offset future earnings.

     (c) Consolidation - The accompanying financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 40 acres of land located in Arlington, Texas. All intercompany balances have been eliminated.

     (d) Use of estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities,

                      Liberte Investors Inc. and Subsidiary
revenues and expenses at the date of the consolidated financial statements. Actual results could differ from those estimates.

     (e) Recognition of income - Interest income is recorded on an accrual basis. The Company discontinues the accrual of interest income when circumstances cause the collection of such interest to be doubtful. Interest income on impaired loans is recognized on a cash basis only after all principal has been collected. Collections on impaired loans with no carrying value are recognized on a cash basis and are recorded as loan income.

     (f) Allowance for loan losses - notes receivable - Prior to the fiscal year ended June 30, 1996, the Company provided an allowance for possible losses on notes receivable based on an evaluation of each note considering the financial strength of the borrower, any third party guarantors and the value of any underlying collateral. Effective July 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" and began to determine an allowance based on either (i) the present value of expected future cash flows discounted at the note's effective interest rate, or (ii) the fair value of the collateral if the repayment of the loan is expected to be provided solely by the collateral. The adoption of SFAS No. 114 and SFAS No. 118 did not have a material effect on the Company's financial condition or results of operations, as the Company's note receivable had been previously written down to the amounts in accordance with these new statements.

     (g) Allowance for losses - foreclosed real estate - Prior to the fiscal year ended June 30, 1996, the Company provided an allowance for losses on foreclosed real estate based on the fair value of each property acquired through foreclosure or deed in lieu of foreclosure. Effective July 1, 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement requires that assets held for disposal be carried at the lower of their carrying amount or fair value less cost to sell and that allocated reserves be netted against foreclosed real estate. The adoption of SFAS No. 121 did not have a material effect on the Company's consolidated financial condition or results of operations, as foreclosed real estate was previously carried at fair value less estimated cost to sell. Future changes in fair value will result in a direct write-down or write-up of the foreclosed real estate.

     (h) Foreclosed real estate - Foreclosed real estate is recorded at the lower of cost or fair value less estimated costs to sell. Cost is the note amount at the time of foreclosure net of any allowances. The Company periodically reviews its portfolio of foreclosed real estate held for sale using current information including (i) independent appraisals, (ii) general economic factors affecting the area where the property is located, (iii) recent sales activity and asking prices for comparable properties and (iv) costs to sell and/or develop that would serve to lower the expected proceeds from the disposal of the real estate. Gains (losses) realized on liquidation are recorded directly to income.

     (i) Income taxes - Income taxes are maintained in accordance with SFAS No. 109, "Accounting for Income Taxes," whereby deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and

                      Liberte Investors Inc. and Subsidiary
liabilities and operating loss and tax credit carryforwards and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.

     (j) Income (loss) per share - Net income (loss) per share is based on the weighted average number of shares outstanding during the year.

     (k) Cash and cash equivalents - Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

     (l)   Reclassifications   -  Certain  amounts  in  prior  years'  financial
statements have been reclassified to conform to the current year's presentation.


(2)  Foreclosed Real Estate

     The following is a summary of the Company's activity in foreclosed real estate for the years ended June 30, 1997, 1996 and 1995:

                                                1997             1996             1995
                                            ------------     ------------     ------------
Balance at beginning of year                $  3,475,790     $ 15,385,214     $ 25,207,002

Foreclosures                                          --               --        4,840,782
Write-up in value                                     --          492,730               --
Expenditures                                          --               --          127,350
Reclassification of allowance for losses
  upon adoption of SFAS No. 121                       --      (10,331,733)              --
Write-down in value                                   --         (204,600)              --
Cost of real estate sold                         (40,169)      (1,865,821)     (14,789,920)
                                            ------------     ------------     ------------
Balance at end of year                      $  3,435,621     $  3,475,790     $ 15,385,214
                                            ============     ============     ============

     The following table sets forth the Company's portion of foreclosed real estate by type of property and geographic location:

                                                             June 30,
                                                  ------------------------------
                                                     1997                1996
                                                  ----------          ----------
Type of Property:
Single-family lots                                $  620,400          $  660,569
Land                                               2,815,221           2,815,221
                                                  ----------          ----------
                                                  $3,435,621          $3,475,790
                                                  ==========          ==========
Geographic Location:
Texas                                             $2,815,221          $2,855,390
California                                           620,400             620,400
                                                  ----------          ----------
                                                  $3,435,621          $3,475,790
                                                  ==========          ==========

     The Company has substantively repossessed or obtained control of a certain property collateralizing a note receivable with an outstanding principal balance of $2,188,583 at June 30, 1997

                      Liberte Investors Inc. and Subsidiary
and 1996. The note was recorded as foreclosed real estate in October of 1993 and has subsequently been written down to $620,400 as of June 30, 1997 and 1996.


(3)  Notes Receivable

     The following is a summary of notes receivable activity for the years ended June 30, 1997, 1996 and 1995:

                                             1997             1996             1995
                                         ------------     ------------     ------------
Balance at beginning of year             $  1,331,390     $  5,807,372     $ 12,130,956

Advances and other additions to notes
  receivable                                       --          106,782          341,714
Sales of foreclosed real estate
  financed by notes receivable                     --        1,076,800          138,400
Principal collections                      (1,329,317)      (5,561,473)      (1,997,003)
Foreclosures                                       --               --       (4,792,782)
Write-off of principal                           (380)         (98,091)         (13,913)
                                         ------------     ------------     ------------
Balance at end of year                   $      1,693     $  1,331,390     $  5,807,372
                                         ============     ============     ============



     At June 30, 1997 and 1996, the Company had impaired loans from prior foreclosure related deficiency notes and/or judgments, with no carrying value. During fiscal 1997 and 1996, in addition to the collections shown in the table above, the Company recognized $500 and $452,903, respectively, of loan income from impaired loans which had no carrying value at the time of collection. The collections primarily consist of settlements on deficiency notes or judgments related to deficiency notes and generally represent a small fraction of the face amount of such notes or judgments.

                      Liberte Investors Inc. and Subsidiary

(4)  Allowance for Possible Losses

       A summary of transactions affecting the Company's allowance for loan losses for the three-year period ended June 30, 1997, is as follows:

                                       Notes          Foreclosed
                                     Receivable       Real Estate        Total
                                    ------------     ------------     ------------
Balance at June 30, 1994            $  1,562,921     $ 10,146,474     $ 11,709,395

Provision for loan losses             (1,148,960)       4,340,960        3,192,000
Amounts charged off, net
  of recoveries                         (284,060)      (4,118,413)      (4,402,473)
                                    ------------     ------------     ------------
Balance at June 30, 1995                 129,901       10,369,021       10,498,922

Reclassifications - SFAS No. 121              --      (10,331,733)     (10,331,733)
Provision for loan losses                (17,542)         204,600          187,058
Amounts charged off, net
  of recoveries                         (112,359)        (241,888)        (354,247)
                                    ------------     ------------     ------------
Balance at June 30, 1996                      --               --               --

Provision for loan losses                     --               --               --
Amounts charged off, net
  of recoveries                               --               --               --
                                    ------------     ------------     ------------
Balance at June 30, 1997            $         --     $         --     $         --
                                    ============     ============     ============


(5)  Commitments and Contingencies

     The   Company's   wholly-owned   subsidiary,   LNC  Holdings   Inc.,   owns
approximately 40 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling $930,000 including penalties and interest.

     On April 16, 1997, LNC Holdings Inc. received a notice of final judgment from the City of Arlington with regard to the delinquent taxes. On May 27, 1997 LNC Holdings Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing units to obtain title to the property. No response has been received. LNC Holdings Inc. has accrued property taxes for calendar year 1996 and for the six month period ended June 30, 1997 totalling $67,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

     Cash and cash equivalents at June 30, 1997 and 1996, included restricted cash of $61,000 and $58,000, respectively, for claims due to bankruptcy. On June 30, 1997, the court issued an Administrative Closing Order and Final Decree with regard to the bankruptcy case. The claims

                      Liberte Investors Inc. and Subsidiary
remaining represent unclaimed dividend checks dated May 20, 1994. Any check not claimed will be voided after five years.

     The Company entered into an operating lease dated May 16, 1997 to relocate its principal executive offices. The lease expires December 31, 2000, contains a renewal option and requires the Company to pay a proportionate share of operating expenses of the building. On May 19, 1997, the Company entered into an operating lease for telephone equipment which also expires on December 31, 2000. Future minimum lease payments under these leases are as follows:

               Fiscal Year Ending
                    June 30,                                     Amount
               ------------------                           ----------------
                      1998                                  $         77,856
                      1999                                            77,856
                      2000                                            77,856
                                                            ----------------
          Total future minimum rentals                      $        233,568
                                                            ================

     The Company is involved in routine litigation incidental to its business, which, in the opinion of management, will not result in a material adverse impact on the Company's consolidated financial condition, results of operations, or cash flows, without regard for possible insurance or third party reimbursement.


(6)  Related Party Transactions

     The Company was managed by Lomas Management, Inc. ("LMI") from its inception in 1969 until February 28, 1995. LMI is a wholly-owned subsidiary of Lomas Financial Corporation, the original sponsor of the Trust. On February 28, 1995, the Company terminated its management agreement with LMI and assumed all operating and accounting responsibilities. Any remaining property management responsibilities with regard to assets jointly-owned with Lomas Financial Corporation were provided for in the Asset Disposition Agreement described below.

     Effective February 28, 1995, the Company entered into an "Asset Disposition Agreement" with ST Lending, Inc. ("STL"), a wholly-owned subsidiary of Lomas Financial Corporation, whereby the Company and STL exchanged their respective ownership positions in a group of ten assets in order to achieve a separate and distinct ownership position. The Company exchanged its 80% ownership in six assets, whose 80% interest had a net carrying value of approximately $1.2 million (net of reserves) for STL's 20% ownership in four assets, whose 20% interest had a net carrying value of approximately $1.2 million (net of reserves). No gain or loss was recognized as a result of this transaction. In addition, a group of approximately 14 receivables, which had no carrying value and related primarily to deficiency notes, remained 80% owned by the Company and 20% owned by STL. The 14 receivables had face amounts which ranged in size from $9,875 to $2,494,118. The Asset Disposition Agreement stipulated that the Company would pay STL 10% of any gross proceeds received in addition to STL's 20% ownership, from this pool of receivables in return for STL's asset administration. Effective April 15,

                      Liberte Investors Inc. and Subsidiary

1996, STL's interest in the seven remaining deficiency notes and/or judgments, which had no carrying value, were transferred to the Company.

     On April 24, 1996, the Company entered into a Supplement (the "Supplement") to the Asset Disposition Agreement. The Supplement transferred ownership of LNC Holdings, Inc., whose sole asset is approximately 40 acres of undeveloped real estate that is fully encumbered by tax liens, to the Company and set forth the terms under which STL would continue to manage the property. The Supplement further described the method of allocating the funds to be paid to the Company and STL with respect to a proposed settlement agreement for a deficiency note receivable received by the Company in June 1996 in the amount of approximately $8,000. The Company also exchanged its 50% interest, representing $212,000 of principal, in a note the Company has classified as non-earning, for STL's 20% interest, representing $269,000 of principal, in a note the Company classified as earning. The exchange of these notes resulted in the Company owning 100% of an interest-bearing note, secured by 72 lots in Murrieta, California. The difference in the exchange values resulted in the recording of $31,000 of interest income. The remaining difference of $26,000 was applied as a discount to the carrying value of the note received and was amortized into income over the life of the loan.

     In accordance with the Asset Disposition Agreement and the Supplement, in fiscal 1996, STL received compensation of $69,237 from the Company for its asset administration and collection services.

     Under the management agreement in effect prior to February 28, 1995, LMI was entitled to basic compensation at an annual rate of 1% of the daily average book value of the Company's Invested Assets (as defined in the management agreement) plus $81,000 per year for accounting services. During the fiscal year ended June 30, 1995, the Company paid LMI compensation of $157,907. Additionally, STL received $10,898 in accordance with the Asset Disposition Agreement.

     At June 30, 1996, the Company had a collateral assignment of a life insurance policy on Robert Ted Enloe, III which was recorded as a receivable under a split-dollar agreement. On December 13, 1996, Mr. Enloe purchased the policy from the Company for $126,727, the amount of the receivable.

                      Liberte Investors Inc. and Subsidiary

(7)  Federal Income Taxes

     Effective July 1, 1993, the Trust no longer qualified as a real estate investment trust as defined by the Internal Revenue Code. Subsequently, the Company was organized in 1996 as a Delaware corporation in order to effect the reorganization of the Trust into the Company. Accordingly, the Trust and the Company are subject to federal income taxes.

     Income tax expense attributable to income (loss) before income taxes consists of: June 30,

                        1997                   1996                  1995
                 ------------------    -------------------    ------------------
Federal
     Current     $           14,000    $                --    $               --
     Deferred                    --                     --    $               --
                 ------------------    -------------------    ------------------
                 $           14,000    $                --    $               --
                 ==================    ===================    ==================

     The income tax expense for the years ended June 30, 1997, 1996 and 1995 differs from the amounts computed by applying the U.S. Federal corporate tax rate of 34% to income (loss) before income taxes:

                                                               June 30,
                                                -------------------------------------
                                                  1997           1996         1995
                                                ---------     ---------     ---------
Computed "expected" income tax expense
     (benefit)                                  $ 449,815     $ 284,025     $(974,976)
Increase (decrease) in taxes resulting from:
     Adjustment to deferred tax asset            (466,250)           --            --
     Other                                             --       (26,025)           --
     Change in the beginning of the year
          balance of the valuation allowance
          for deferred tax assets allocated
          to income taxes                          30,435      (258,000)      974,976
                                                ---------     ---------     ---------
                                                $  14,000     $      --     $      --
                                                =========     =========     =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 1997 and 1996 are presented below:

                                                             June 30,
                                                  ------------------------------
                                                      1997             1996
                                                  ------------     ------------
Deferred tax assets:
  Net operating loss carryforwards                $ 77,196,311     $ 76,870,000
  Basis differences of foreclosed real estate        2,454,676        2,748,000
  Capital loss carryforward                          1,630,006        1,630,006
  Other                                              1,908,442        1,910,994
                                                  ------------     ------------
    Total gross deferred tax assets                 83,189,435       83,159,000
    Less:  valuation allowance                     (83,189,435)     (83,159,000)
                                                  ------------     ------------
         Net deferred tax assets                  $         --     $         --
                                                  ============     ============

                      Liberte Investors Inc. and Subsidiary

     The net change in the valuation allowance for the years ended June 30, 1997 and 1996 was an increase of $30,000 and a decrease of $258,000, respectively. Based on current business activity, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

     At June 30, 1997, the Company had net operating loss carryforwards for federal income tax purposes of $227,048,000 which are available to offset future federal taxable income. The carryforwards will expire in 2005 through 2011. The Company also has capital loss carryforwards of $4,794,000 which are available to offset future capital gains, if any, through 2001. In addition, the Company has alternative minimum tax credit carryforwards of $14,000 which are available to reduce future federal income taxes, if any, over an indefinite period.


(8)  Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The fair value of cash and cash equivalents approximates their carrying value because of the liquidity and short-term maturities of these instruments. The fair value of notes receivable - mortgage loans is estimated by discounting cash flows at interest rates currently being offered for notes with similar terms to borrowers of similar credit quality. The Company believes that its deficiency notes receivable which have no carrying value at June 30, 1997, may have some fair value, but such value cannot be estimated and any potential collections are not measurable as to timing or amount. The Company does not believe that it is exposed to any significant credit risk on its cash and cash equivalents.

     The estimated fair values of the Company's financial instruments at June 30, 1997 and 1996, are as follows:

                                                           June 30, 1997                     June 30, 1996
                                                  ------------------------------   --------------------------------
                                                      Carrying         Fair           Carrying            Fair
                                                       Amount          Value           Amount             Value
                                                  --------------   -------------   --------------    --------------
Financial Assets:
         Cash and cash equivalents                $   52,535,527      52,535,527   $   27,303,919        27,303,919
         Notes receivable - mortgage loans                 1,693           1,693        1,331,390         1,331,390
                                                  ==============   =============   ==============    ==============

                      Liberte Investors Inc. and Subsidiary

(9)  Certain Customers

     In 1994, the Company received a note receivable (the "Note") from Resurgence Properties, Inc. ("RPI") in the original amount of $6.0 million upon emerging from bankruptcy pursuant to the plan of reorganization. The Note was collateralized by a pool of first mortgage loans and by deeds of trust on various real estate assets owned by RPI. RPI repurchased the Note from the Company on June 27, 1996 for $4.09 million representing 98.75% of the then outstanding balance in a negotiated transaction. The Company charged $51,740 to the allowance for possible losses on notes receivable related to this sale.

     Revenue from RPI for the year ended June 30, 1997 consisted solely of dividend income totaling $33,500 on RPI stock. Revenue from RPI provided greater than 10% of the Company's total revenue for the fiscal year ended June 30, 1996, and consisted of: (i) interest income totaling $389,958 on the RPI Note receivable and (ii) dividend income totaling $21,375 on RPI preferred stock.


(10) Concentrations of Credit Risk

     At June 30, 1997, the Company had certain concentrations of credit risk with three financial institutions in the form of cash which amounted to $52,535,527. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.


(11) Stockholders' Equity

     On August 15, 1996, the Trust, pursuant to the plan of reorganization, exchanged all Beneficial Shares for shares of Common Stock of the Company. Further, 8,102,439 of newly-issued shares of the Company were purchased by Hunter's Glen/Ford, Ltd., a Texas limited partnership ("Hunter's Glen"), for $23,091,951 ($2.85 per share). Gerald J. Ford, partner of Hunter's Glen, is Chief Executive Officer and Chairman of the Board of Directors of the Company.

     In fiscal year ended June 30, 1996, Stockholders' Equity included a deduction for a promissory note payable to the Company from Robert Ted Enloe, III in the amount of $365,625 plus deferred interest thereon. On June 18, 1996 Mr. Enloe repaid the outstanding principal and interest balance on this note. At the time of repayment, the principal and accrued but unpaid interest due under the note was $416,787, net of deferred interest of $19,795.

     On February 15, 1995, the Trust repurchased 269,550 Shares of Beneficial Interest from Lomas Financial Corporation at a price which approximated market value on that date.

                      Liberte Investors Inc. and Subsidiary

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                  June 30, 1997

                                                      Periodic           Face            Carrying       Principal
                  Interest          Maturity           Payment          Amount          Amount         Amount
Description         Rate              Date              Terms           of Note           of Note       Delinquent
------------------------------------------------------------------------------------------------------------------
Unsecured           9.0%             12/1/98            Monthly P+I     $1,786            $1,693           $319


(1) For income tax purposes the cost of notes is the carrying amount as shown on the schedule.

(2)  Reconciliation of "Mortgage Loans on Real Estate" (in thousands):


                                                        Year Ended June 30,
                                                 -------------------------------
                                                  1997        1996        1995
                                                 -------     -------     -------
Balance at beginning of year                     $ 1,331     $ 5,807     $12,131
Additions during year:
  Write-up in value of impaired loans                 --          71          --
  Net addition from asset swap                        --          35          --
  New mortgage loans and advances
     on existing loans and other                      --       1,077         480
                                                 -------     -------     -------
                                                   1,331       6,990      12,611
Deductions during year:
  Collections of principal                         1,329       5,561       1,997
  Foreclosures                                        --          --       4,793
  Write-off of principal                              --          98          14
                                                 -------     -------     -------
Balance at end of year                           $     2     $ 1,331     $ 5,807
                                                 =======     =======     =======