Form 10-Q
period 1997-09-30
LIBERTE INVESTORS INC
filed 1997-11-06
CIK 1017907

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended September 30, 1997

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For Transition Period From __________ To __________

                          Commission File Number 1-6802
                             Liberte Investors Inc.
             (Exact name of Registrant as specified in its Charter)

                Delaware                                          75-1328153
       (State or other jurisdiction                            (I.R.S. Employer
    of incorporation or organization)                        Identification No.)

     200 Crescent Court, Suite 1365                                 75201
              Dallas, Texas                                       (Zip Code)
(Address of principal executive offices)

        Registrant's telephone number, including area code (214) 871-5935

                                   ----------

              (Former name, former address, and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   YES  __X__         NO  _____

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                   YES  __X*_         NO  _____

* The registrant's confirmed plan of reorganization under Chapter 11 of the Bankruptcy code did not provide for the distribution of securities.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, $.01 par value, as of the close of business on November 3, 1997: 20,256,097 shares.

                             LIBERTE INVESTORS INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

                 Consolidated Statements of Financial Condition
                 September 30, 1997 and June 30, 1997.......................   3

                 Consolidated Statements of Operations
                 Three Months Ended September 30, 1997 and 1996.............   4

                 Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 1997 and 1996.............   5

                 Notes to Consolidated Financial Statements.................   6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................   8


PART II - OTHER INFORMATION

         Item 1. Legal Proceedings..........................................  10

         Item 2. Changes in Securities......................................  10

         Item 3. Defaults upon Senior Securities............................  10

         Item 4. Submission of Matters to a Vote of Security Holders........  10

         Item 5. Other Information..........................................  10

         Item 6. Exhibits and Reports on Form 8-K...........................  10

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                  September 30,      June 30,
                                                      1997             1997
                                                  -------------   -------------
Assets
Unrestricted cash                                 $  53,048,277   $  52,474,290
Restricted cash and cash equivalents                     62,033          61,237
                                                  -------------   -------------
    Total cash and cash equivalents                  53,110,310      52,535,527


Foreclosed real estate held for sale                  3,435,621       3,435,621
Notes receivable, net                                       883           1,693
Accrued interest and other receivables                    4,684           4,507
Other assets                                            472,768         467,876
                                                  -------------   -------------
    Total assets                                  $  57,024,266   $  56,445,224
                                                  =============   =============


Liabilities and Stockholders' Equity
Liabilities-Accrued and other liabilities         $     333,067   $     239,545

Stockholders' Equity
Common stock, $.01 par value,
   50,000,000 shares authorized,
   20,256,097 shares issued and outstanding             202,561         202,561
Additional paid-in capital                          309,392,399     309,392,399
Accumulated deficit                                (252,903,761)   (253,389,281)
                                                  -------------   -------------

    Total stockholders' equity                       56,691,199      56,205,679
                                                  -------------   -------------

Commitments and contingencies

    Total liabilities and stockholders' equity    $  57,024,266   $  56,445,224
                                                  =============   =============


See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended
                                                           September 30,
                                                    ----------------------------
                                                        1997             1996
                                                    -----------      -----------
Income
  Interest-bearing deposits in banks                $   676,508      $   480,519
  Interest income on notes receivable                        31           39,499
  Other                                                  22,014           12,671
                                                    -----------      -----------
Total income                                            698,553          532,689
                                                    -----------      -----------
Expenses
  Insurance                                              39,644           80,189
  Compensation and employee benefits                     11,306           66,291
  Legal, audit and advisory fees                         24,388           52,752
  Franchise tax                                          13,681               --
  Foreclosed real estate operations                      55,627           34,671
  Provision for loan losses                                  --              380
  General and administrative                             68,387           42,448
                                                    -----------      -----------
Total expenses                                          213,033          276,731
                                                    -----------      -----------
Net Income                                          $   485,520      $   255,958
                                                    ===========      ===========
Net income per share of common stock                $      0.02      $      0.02
                                                    ===========      ===========
Weighted average number of shares of
  common stock                                       20,256,097       16,204,878
                                                    ===========      ===========




See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                      Three Months Ended
                                                                                                          September 30,
                                                                                              --------------------------------------
                                                                                                  1997                     1996
                                                                                              ------------             ------------
Cash flows from operating activities:
  Net income                                                                                  $    485,520             $    255,958
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Amortization of discount on notes receivable                                                       (93)                  (4,730)
    Increase in accrued interest receivable                                                           (177)                  (4,424)
    (Increase) decrease in other assets                                                             (4,892)                  71,252
    Increase (decrease) in accrued and other liabilities                                            93,522                 (154,488)
                                                                                              ------------             ------------
        Net cash provided by operating activities                                                  573,880                  163,568
                                                                                              ------------             ------------

Cash flows from investing activities:
    Collections of notes receivable                                                                    903                    4,039
    Proceeds from sales of foreclosed real estate                                                     --                     25,642
    Increase in restricted cash investments                                                           (796)                    (369)
                                                                                              ------------             ------------
        Net cash provided by investing activities                                                      107                   29,312
                                                                                              ------------             ------------

Cash flows from financing activities:
    Issuance of common stock                                                                          --                 23,091,951
    Stock issuance costs                                                                              --                   (529,498)
                                                                                              ------------             ------------
        Net cash provided by financing activities                                                     --                 22,562,453
                                                                                              ------------             ------------
Net increase in unrestricted cash and cash equivalents                                             573,987               22,755,333
Unrestricted cash at beginning of period                                                        52,474,290               27,245,594
                                                                                              ------------             ------------

Unrestricted cash at end of period                                                            $ 53,048,277             $ 50,000,927
                                                                                              ============             ============




See notes to consolidated financial statements.

                      LIBERTE INVESTORS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)


Note A - Organization

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


Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

The accompanying financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 40 acres of land located in Arlington, Texas. All intercompany balances and transactions have been eliminated.


Note C - Foreclosed Real Estate Held For Sale

At September 30, 1997, the Company held assets to be disposed of consisting of foreclosed real estate in the form of single-family lots and land. The September 30, 1997 carrying amount of these assets was $3,435,621. The carrying value of the single-family lots was $620,400 at September 30, 1997. The remaining balance of the Company's foreclosed real estate consists of land totaling approximately 603 acres in San Antonio, Texas, and approximately 40 acres in Arlington, Texas.


Note D - Commitments and Contingencies

The Company's wholly-owned subsidiary, LNC Holdings, Inc., owns approximately 40 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling $975,000 including penalties and interest. There is no carrying value of the property due to the encumbrances.

On April 16, 1997, LNC Holdings, Inc. received a notice of final judgment from the City of Arlington with regard to the delinquent taxes. On May 27, 1997, LNC Holdings, Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing units to obtain title to the property. No response has been received. LNC Holdings, Inc. has accrued property taxes for calendar year 1996 and for the nine month period ended September 30, 1997 totaling $69,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

Cash and cash equivalents at September 30, 1997, included restricted cash of $62,000 for claims due to bankruptcy. On June 30, 1997, the court issued an Administrative Closing Order and Final Decree with regard to the bankruptcy case. The claims remaining represent unclaimed dividend checks dated May 20, 1994. Any check not claimed will be voided after five years.

The Company is involved in routine litigation incidental to its business, which, in the opinion of management, will not result in a material adverse impact on the Company's consolidated financial condition, results of operations, or cash flows.


Note E - Federal Income Taxes

Though the Company had net income for the three months ended September 30, 1997 and 1996, no tax liability has been recognized due to a reduction in the valuation allowance related to its net operating loss carryforwards. At September 30, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $227 million which expire in 2005 through 2011 and which are in sufficient amount to mitigate any significant tax liability for fiscal year 1998. The Company also has capital loss carryforwards of approximately $4.8 million which are available to offset future capital gains, if any, through 2001. In addition, the Company has alternative minimum tax credit carryforwards of $14,000 which are available to reduce future federal income taxes, if any, over an indefinite period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended  September  30, 1997 versus Three Months Ended  September 30,
1996

Net income for the three months ended September 30, 1997 was $486,000 compared to net income of $256,000 for the same period in 1996. The change in operating results for the three months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks increased to $677,000 for the three months ended September 30, 1997 from $481,000 for the same period in 1996. This increase is due to growth in the unrestricted cash balance available for interest-bearing deposits. Unrestricted cash increased by $23.1 million due to the sale of newly-issued shares of common stock on August 16, 1996, thereby increasing the cash balance available to invest in interest-bearing deposits. This increase in unrestricted cash resulted in a higher average daily balance of interest-bearing deposits during the three months ended September 30, 1997 verses the three months ended September 30, 1996. Unrestricted cash increased from $50.0 million at September 30, 1996 to $53.0 million at September 30, 1997 primarily due to collections on the notes receivable of $1.3 million and interest earned on the unrestricted cash accounts.

Notes receivable interest income decreased to $31 for the three months ended September 30, 1997 from $39,000 for the same period in 1996 as a result of a lower outstanding balance of notes receivable. The notes receivable balance decreased to $883 at September 30, 1997 from $1.3 million at September 30, 1996 due to the pay off of a $1.3 million note receivable.

Other income increased to $22,000 for the three months ended September 30, 1997 from $13,000 for the same period in 1996. Other income for the three months ended September 30, 1997 consisted primarily of dividends on Resurgence Properties, Inc. preferred stock. Other income for the three months ended September 30, 1996 consisted primarily of dividends on Resurgence Properties, Inc. preferred stock.

Insurance expense decreased to $40,000 for the three months ended September 30, 1997, as compared to $80,000 for the same period in 1996. The decrease is primarily due to decreased premiums related to Directors' and Officers' insurance.

Compensation and employee benefits expense decreased by $55,000 from $66,000 during the three months ended September 30, 1996 to $11,000 for the same period in 1997. The decrease is due to a decrease in the number of employees from six to two.

Legal, audit and advisory fees were $24,000 for the three months ended September 30, 1997, a decrease of $29,000 from the same period in 1996. Prior period activity included additional legal expenses related to the collection of deficiency notes that had been previously written-off.

Franchise tax expense for the three months ended September 30, 1997 represents Delaware and Texas franchise taxes due as a result of the reorganization of the Trust into the Company. No amount was accrued for such expense during the three months ended September 30, 1996.

Foreclosed real estate operations expense increased $21,000 from $35,000 for the three months ended September 30, 1996 to $56,000 for the same period in 1997. The increase is due to consulting, engineering, and appraisal fees relating to potential sales of foreclosed real estate and an increase in the accrual for 1997 property taxes.

General and administrative expense increased by $26,000 from $42,000 during the three months ended September 30, 1996 to $68,000 for the same period in 1997. The increase is attributed to an increase in director's fees and rent expense for the three months ended September 30, 1997. Director fees increased due to an increase in the number of directors of the Company, and rent expense increased when the Company relocated into new office space in July 1997.

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

The proceeds from the sale of newly-issued shares of stock to Hunter's Glen/Ford, Ltd. ("Hunter's Glen") in August of 1996 for $23.1 million substantially increased cash available to the Company. Management believes that the additional cash will assist the Company in its efforts to expand its business through acquisitions. Hunter's Glen is an affiliate of Mr. Gerald J. Ford, who became the Chief Executive Officer and Chairman of the Board of the Company following the Trust's reorganization into the Company and the sale of the shares of stock to Hunter's Glen.

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

                               LIBERTE INVESTORS INC.


November 3, 1997           By: /s/ Gerald J. Ford
                               -------------------------------------------------
                               Gerald J. Ford
                               Chief Executive Officer and Chairman of the Board

November 3, 1997           By: /s/ Samuel C. Perry
                               -------------------------------------------------
                               Samuel C. Perry
                               Controller and Principal Accounting Officer