Form 10-Q
period 1997-12-31
LIBERTE INVESTORS INC
filed 1998-02-11
CIK 1017907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended December 31, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For Transition Period From __________ To __________

                          Commission File Number 1-6802

                             Liberte Investors Inc.
             (Exact name of Registrant as specified in its Charter)

              Delaware                                       75-1328153
    (State or other jurisdiction                          (I.R.S. Employer
  of incorporation or organization)                      Identification No.)

     200 Crescent Court, Suite 1365
              Dallas, Texas                                     75201
(Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code (214) 871-5935


              (Former name, former address, and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              YES _X_    NO ___

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                              YES _X_*   NO ___

* The registrant's confirmed plan of reorganization under Chapter 11 of the Bankruptcy code did not provide for the distribution of securities.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, $.01 par value, as of the close of business on February 10, 1998: 20,256,097 shares.

                             LIBERTE INVESTORS INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1997



                                      INDEX

                                                                           Page

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition
               December 31, 1997 and June 30, 1997........................  3

               Consolidated Statements of Operations
               Six Months Ended December 31, 1997 and 1996................  4

               Consolidated Statements of Operations
               Three Months Ended December 31, 1997 and 1996..............  5

               Consolidated Statements of Cash Flows
               Six Months Ended December 31, 1997 and 1996................  6

               Notes to Consolidated Financial Statements..................  7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................  9



PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings............................................ 13

     Item 2.   Changes in Securities and Use of Proceeds.................... 13

     Item 3.   Defaults upon Senior Securities.............................. 13

     Item 4.   Submission of Matters to a Vote of Security Holders.......... 13

     Item 5.   Other Information............................................ 14

     Item 6.   Exhibits and Reports on Form 8-K............................. 14

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements


                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                  December 31,       June 30,
                                                     1997              1997
                                                 -------------    -------------
Assets
Unrestricted cash                                $  53,617,799    $  52,474,290
Restricted cash and cash equivalents                    62,830           61,237
                                                 -------------    -------------
      Total cash and cash equivalents               53,680,629       52,535,527


Foreclosed real estate held for sale                 3,435,621        3,435,621
Notes receivable, net                                      445            1,693
Accrued interest and other receivables                   5,075            4,507
Other assets                                           414,822          467,876
                                                 -------------    -------------
      Total assets                               $  57,536,592    $  56,445,224
                                                 =============    =============


Liabilities and Stockholders' Equity
Liabilities-accrued and other liabilities        $     340,555    $     239,545

Stockholders' Equity
Common stock, $.01 par value,
   50,000,000 shares authorized,
   20,256,097 shares issued and outstanding            202,561          202,561
Additional paid-in capital                         309,392,399      309,392,399
Accumulated deficit                               (252,398,923)    (253,389,281)
                                                 -------------    -------------

     Total stockholders' equity                     57,196,037       56,205,679
                                                 -------------    -------------

Commitments and contingencies

     Total liabilities and stockholders' equity  $  57,536,592    $  56,445,224
                                                 =============    =============



See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Six Months Ended
                                                            December 31,
                                                          1997          1996
                                                     -----------     -----------
Income
  Interest-bearing deposits in banks                 $ 1,364,077     $ 1,089,722
  Interest income on notes receivable                         41          69,739
  Gains on sales of foreclosed real estate                  --            11,310
  Other                                                   29,139          19,896
                                                     -----------     -----------
Total income                                           1,393,257       1,190,667
                                                     -----------     -----------
Expenses
  Insurance                                               78,902         159,739
  Compensation and employee benefits                      37,333          88,808
  Legal, audit and advisory fees                          36,734          65,158
  Franchise taxes                                         28,757            --
  Foreclosed real estate operations                       72,994         125,209
  General and administrative                             148,179         137,637
                                                     -----------     -----------
Total expenses                                           402,899         576,551
                                                     -----------     -----------
Net Income                                           $   990,358     $   614,116
                                                     ===========     ===========
Net income per share of common stock                 $      0.05     $      0.03
                                                     ===========     ===========
Weighted average number of shares of
  common stock                                        20,256,097      18,230,487
                                                     ===========     ===========





See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                                             December 31,
                                                     ---------------------------
                                                         1997            1996
                                                     -----------     -----------
Income
  Interest-bearing deposits in banks                 $   687,569     $   609,203
  Interest income on notes receivable                         10          30,240
  Gains on sales of foreclosed real estate                  --            11,310
  Other                                                    7,125           7,225
                                                     -----------     -----------
Total income                                             694,704         657,978
                                                     -----------     -----------
Expenses
  Insurance                                               39,259          79,550
  Compensation and employee benefits                      26,027          22,517
  Legal, audit and advisory fees                          12,346          12,406
  Franchise taxes                                         15,076            --
  Foreclosed real estate operations                       17,367          90,538
  General and administrative                              79,792          94,809
                                                     -----------     -----------
Total expenses                                           189,867         299,820
                                                     -----------     -----------
Net Income                                           $   504,837     $   358,158
                                                     ===========     ===========
Net income per share of common stock                 $      0.02     $      0.02
                                                     ===========     ===========
Weighted average number of shares of
  common stock                                        20,256,097      20,256,097
                                                     ===========     ===========





See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six Months Ended
                                                                      December 31,
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
Cash flows from operating activities:
  Net income                                                  $    990,358    $    614,116
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Amortization of discount on notes receivable                       (93)         (8,948)
    (Increase) decrease in accrued interest receivable                (568)         54,713
    Decrease in other assets                                        67,686         280,311
    Increase (decrease) in accrued and other liabilities           101,010        (168,661)
    Gains from sales of foreclosed real estate                        --           (11,310)
                                                              ------------    ------------
        Net cash provided by operating activities                1,158,393         760,221
                                                              ------------    ------------

Cash flows from investing activities:
    Collections of notes receivable                                  1,341         621,549
    Proceeds from sales of foreclosed real estate                     --            51,479
    Additions to fixed assets                                      (14,632)           --
    Increase in restricted cash investments                         (1,593)         (1,382)
                                                              ------------    ------------
        Net cash (used in)/provided by investing activities        (14,884)        671,646
                                                              ------------    ------------

Cash flows from financing activities:
    Issuance of common stock                                          --        23,091,951
    Stock issuance costs                                              --          (628,123)
                                                              ------------    ------------
        Net cash provided by financing activities                     --        22,463,828
                                                              ------------    ------------
Net increase in unrestricted cash and cash equivalents           1,143,509      23,895,695
Unrestricted cash at beginning of period                        52,474,290      27,245,594
                                                              ------------    ------------

Unrestricted cash at end of period                            $ 53,617,799    $ 51,141,289
                                                              ============    ============



 See notes to consolidated financial statements.

                      LIBERTE INVESTORS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (Unaudited)


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


Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six months ended December 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

The accompanying financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 40 acres of land located in Arlington, Texas. All intercompany balances and transactions have been eliminated.


Note C - Foreclosed Real Estate Held For Sale

At December 31, 1997, the Company held foreclosed real estate for sale in the form of single-family lots and land. The December 31, 1997 carrying amount of these assets was $3,435,621. The foreclosed real estate for sale consists of 55 single-family lots in Fontana, California, land totaling approximately 603 acres in San Antonio, Texas, and approximately 40 acres in Arlington, Texas.


Note D - Commitments and Contingencies

The Company's wholly-owned subsidiary, LNC Holdings Inc., owns approximately 40 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling $975,000 including penalties and interest. There is no carrying value of the property due to the encumbrances.

On April 16, 1997, LNC Holdings Inc. received a notice of final judgment from the City of Arlington with regard to the delinquent taxes. On May 27, 1997, LNC Holdings Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing units to obtain title to the property. No response has yet been received. LNC Holdings Inc. has accrued property taxes for calendar year 1997 and 1996 totaling $79,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

Cash and cash equivalents at December 31, 1997, included restricted cash of approximately $63,000 for claims due to bankruptcy. On June 30, 1997, the court issued an Administrative Closing Order and Final Decree with regard to the bankruptcy case. The claims remaining represent unclaimed dividend checks dated May 20, 1994. Any check not claimed will be voided after five years.

The Company is involved in routine litigation incidental to its business, which, in the opinion of management, will not result in a material adverse impact on the Company's consolidated financial condition, results of operations, or cash flows.


Note E - Federal Income Taxes

Although the Company had taxable income for the six months ended December 31, 1997 and 1996, no tax liability has been recognized due to a reduction in the valuation allowance related to its net operating loss carryforwards. Based on current business activity, management believes it is more likely that not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

Note F - Reclassifications

Certain   1996   amounts   have  been   reclassified   to   conform   with  1997
classifications.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The fiscal year ended June 30, 1997 was a transition year for Liberte Investors Inc. With the reorganization of the Trust into the Company, the additional cash provided by the issuance of stock to Hunter's Glen/Ford, Ltd., a Texas limited partnership, and the associated changes in management, the Company believes it is prepared to seek and acquire a viable operating company that will generate increased value per share to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts have been made to identify quality acquisitions in fiscal 1998, the Company has not yet entered into any definitive acquisition agreements.

Six Months Ended December 31, 1997 versus Six Months Ended December 31, 1996

Net income for the six months ended December 31, 1997 was $990,000 compared to net income of $614,000 for the same period in 1996. The change in operating results for the six months was due to the various factors discussed below.

Interest income related to interest-bearing deposits in banks increased to $1,364,000 for the six months ended December 31, 1997 from $1,090,000 for the same period in 1996. This increase is due to growth in the unrestricted cash balance available for interest-bearing deposits. Unrestricted cash increased by $23.1 million due to the sale of newly-issued shares of common stock on August 16, 1996, thereby increasing the cash balance available to invest in interest-bearing deposits. This increase in unrestricted cash resulted in a higher average daily balance of interest-bearing deposits during the six months ended December 31, 1997 versus the six months ended December 31, 1996. Unrestricted cash increased from $51.1 million at December 31, 1996 to $53.6 million at December 31, 1997 primarily due to collections on the notes receivable of $719,000 and interest earned on the unrestricted cash accounts.

Notes receivable interest income decreased to $41 for the six months ended December 31, 1997 from $70,000 for the same period in 1996 as a result of a lower outstanding balance of notes receivable. The notes receivable balance decreased to $445 at December 31, 1997 from $719,000 at December 31, 1996 due to the pay off of a $719,000 note receivable.

There were no gains on sales of foreclosed real estate during the six months ended December 31, 1997 as compared to $11,000 for the same period in 1996. The gains on sales of real estate represents proceeds received from the sale of foreclosed real estate in excess of its carrying value. The gain recognized during the six months ended December 31, 1996 resulted from the sale of single-family lots in San Antonio, Texas.

Other income increased to $29,000 for the six months ended December 31, 1997 from $20,000 for the same period in 1996. Other income for the six months ended December 31, 1997 and for the six months ended December 31, 1996 consisted primarily of dividends on Resurgence Properties, Inc. preferred stock.

Insurance expense decreased to $79,000 for the six months ended December 31, 1997, as compared to $160,000 for the same period in 1996. The decrease is primarily due to decreased premiums related to Directors' and Officers' insurance.

Compensation and employee benefits expense decreased by $52,000 from $89,000 during the six months ended December 31, 1996 to $37,000 for the same period in 1997. The decrease is due to a decrease in the number of employees from six to two.

Legal, audit and advisory fees were $37,000 for the six months ended December 31, 1997, a decrease of $28,000 from the same period in 1996. Prior period activity included additional legal expenses related to the collection of deficiency notes that had been previously written-off.

Franchise tax expense for the six months ended December 31, 1997 represents Delaware, California, and Texas franchise taxes due as a result of the reorganization of the Trust into the Company. No amount was accrued for such expense during the six months ended December 31, 1996.

Foreclosed real estate operations expense decreased from $125,000 for the six months ended December 31, 1996 to $73,000 for the same period in 1997. The decrease is due to a special accrual done during the six months ended December 31, 1996 to record 1996 property taxes relating to the 40 acres of land located in Arlington, Texas held by LNC Holdings, Inc., and a reduction in property tax expense for the period ended December 31, 1997 due to property tax refunds resulting from reduced appraised values for 1995 and 1996 property values of land owned in San Antonio, Texas.

General and administrative expense increased by $10,000 from $138,000 during the six months ended December 31, 1996 to $148,000 for the same period in 1997. The increase is attributed to an increase in director's fees and rent expense and a decrease in shareholder relations expense for the six months ended December 31, 1997. Director fees increased due to an increase in the number of directors of the Company, and rent expense increased when the Company relocated into new office space in July 1997. Shareholder relations expense for the six months ended December 31, 1997 is less due to an accrual for the six months ended December 31, 1996 for expenses relating to two shareholders' meetings.

Three Months Ended December 31, 1997 versus Three Months Ended December 31, 1996

Net income for the three months ended December 31, 1997 was $505,000 compared to net income of $358,000 for the same period in 1996. The change in operating results for the three months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks increased to $688,000 for the three months ended December 31, 1997 from $609,000 for the same period in 1996. This increase is due to a higher average daily balance of interest-bearing deposits during the three months ended December 31, 1997 versus the three months ended December 31, 1996. Unrestricted cash increased from $51.1 million at December 31, 1996 to $53.6 million at December 31, 1997 primarily due to collections on the notes receivable of $719,000 and interest earned on the unrestricted cash accounts.

Notes receivable interest income decreased to $10 for the three months ended December 31, 1997 from $30,000 for the same period in 1996 as a result of a lower outstanding balance of notes receivable. The notes receivable balance decreased to $445 at December 31, 1997 from $719,000 at December 31, 1996 due to the pay off of a $719,000 note receivable.

There were no gains on sales of foreclosed real estate during the three months ended December 31, 1997 as compared to $11,000 for the same period in 1996. The gains on sales of real estate of the prior period represent proceeds received from the sale of foreclosed real estate in excess of its carrying value. The gain recognized during the three months ended December 31, 1996 resulted from the sale of single-family lots in San Antonio, Texas.

Other income of $7,000 for the three months ended December 31, 1997 was comparable to the same period in 1996, and consisted primarily of dividends on Resurgence Properties, Inc. preferred stock.

Insurance expense decreased to $39,000 for the three months ended December 31, 1997, as compared to $80,000 for the same period in 1996. The decrease is primarily due to decreased premiums related to Directors' and Officers' insurance.

Compensation and employee benefits expense increased to $26,000 for the three months ended December 31, 1997 from $23,000 for the same period in 1996. The increase is due to an increase in employees' salaries due to yearly adjustments.

Legal, audit and advisory fees were $12,000 for the three months ended December 31, 1997, and for the same period in 1996. Legal expenses are related to the collection of deficiency notes that had been previously written-off, and to review of contracts related to the pending sale of real estate owned by the Company.

Franchise tax expense for the three months ended December 31, 1997 represents Delaware, California, and Texas franchise taxes due as a result of the reorganization of the Trust into the Company. No amount was accrued for such expense during the three months ended December 31, 1996.

Foreclosed real estate operations expense decreased $74,000 from $91,000 for the three months ended December 31, 1996 to $17,000 for the same period in 1997. The decrease is due to a special accrual during the six months ended December 31, 1996 to establish 1996 property taxes relating to the 40 acres of land located in Arlington, Texas held by LNC Holdings, Inc., and a reduction in property tax expense for the three months ended December 31, 1997 due to property tax refunds resulting from reduced appraised values for 1995 and 1996 property values of land owned in San Antonio, Texas.

General and administrative expense decreased by $15,000 from $95,000 during the three months ended December 31, 1996 to $80,000 for the same period in 1997. The decrease is attributed to an accrual for the three months ended December 31, 1996 for expenses relating to two shareholders' meeting.

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

                          PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Company's stockholders was held on November 7, 1997 for the purpose of voting on two proposals. The proposals, including the results of the voting, are as follows:

Proposal No. 1.     Proposal to elect each of Messrs. Gene H. Bishop,  Harvey B.
                    Cash, Robert Ted Enloe, III, Gerald J. Ford, Edward W. Rose,
                    III, and Gary Shultz as directors of the Company until expiration of their term at the 1998 Annual Meeting of stockholders and until their successor is elected and qualified or until their earlier death, resignation or removal from office.

                                             For               Withheld
                                             ---               --------
                    G. Bishop            19,619,724             81,383
                    H. Cash              19,612,987             88,120
                    R. Enloe             19,605,529             95,578
                    G. Ford              19,621,876             79,231
                    E. Rose              19,620,149             80,958
                    G. Shultz            19,614,969             86,138

Proposal No. 2      Proposal to approve the  ratification  of the  selection  of
                    KPMG Peat Marwick LLP ("KPMG") as the Company's independent accountants for the fiscal year ending June 30, 1998.

                                                             Percentage of
                                          Number of           Outstanding
                                          Shares of         Shares of Common
                                        Common Stock           Stock Voted
                                        ------------           -----------
                    For                  19,656,550               99.78
                    Against                  12,484                 .06
                    Abstain                  32,073                 .16

     The total number of shares of Common Stock voted on Proposals No. 1 and 2 was 19,701,107 equal to approximately 97.3% of the outstanding shares of Common Stock.

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

                                   LIBERTE INVESTORS INC.


February 10, 1998                  By:  /s/ Gerald J. Ford
                                        ----------------------------------------
                                        Gerald J. Ford
                                        Chief Executive Officer and Chairman
                                        of the Board

February 10, 1998                  By:  /s/ Samuel C. Perry
                                        ----------------------------------------
                                        Samuel C. Perry
                                        Controller and Principal Accounting
                                        Officer