Form 10-Q
period 1998-03-31
LIBERTE INVESTORS INC
filed 1998-05-13
CIK 1017907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 1998

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


--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    YES   _X_          NO  _____

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                    YES   _X*_         NO  _____

* The registrant's confirmed plan of reorganization under Chapter 11 of the Bankruptcy code did not provide for the distribution of securities.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, $.01 par value, as of the close of business on May 14, 1998: 20,256,097 shares.

                             LIBERTE INVESTORS INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998



                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition
              March 31, 1998 and June 30, 1997...........................      3

            Consolidated Statements of Operations
            Nine Months Ended March 31, 1998 and 1997....................      4

            Consolidated Statements of Operations
            Three Months Ended March 31, 1998 and 1997...................      5

            Consolidated Statements of Cash Flows
            Nine Months Ended March 31, 1998 and 1997....................      6

            Notes to Consolidated Financial Statements...................      7

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................      9

Item 3.     Quantitative and Qualitative Disclosures
             About Market Risk...........................................     12

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings............................................     13

Item 2.    Changes in Securities and Use of Proceeds.....................     13

Item 3.    Defaults upon Senior Securities...............................     13

Item 4.    Submission of Matters to a Vote of Security Holders...........     13

Item 5.    Other Information.............................................     13

Item 6.    Exhibits and Reports on Form 8-K..............................     13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                    March 31,        June 30,
                                                      1998             1997
                                                 -------------    -------------
Assets
Unrestricted cash                                $  54,033,855    $  52,474,290
Restricted cash and cash equivalents                    63,544           61,237
                                                 -------------    -------------
      Total cash and cash equivalents               54,097,399       52,535,527


Foreclosed real estate held for sale                 3,435,621        3,435,621
Notes receivable, net                                     --              1,693
Accrued interest and other receivables                   4,631            4,507
Other assets                                           372,306          467,876
                                                 -------------    -------------
      Total assets                               $  57,909,957    $  56,445,224
                                                 =============    =============


Liabilities and Stockholders' Equity
Liabilities-accrued and other liabilities        $     323,843    $     239,545

Stockholders' Equity
Common stock, $.01 par value,
   50,000,000 shares authorized,
   20,256,097 shares issued and outstanding            202,561          202,561
Additional paid-in capital                         309,392,399      309,392,399
Accumulated deficit                               (252,008,846)    (253,389,281)
                                                 -------------    -------------

     Total stockholders' equity                     57,586,114       56,205,679
                                                 -------------    -------------

Commitments and contingencies

     Total liabilities and stockholders' equity  $  57,909,957    $  56,445,224
                                                 =============    =============




See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Nine Months Ended
                                                             March 31,
                                                     ---------------------------
                                                        1998            1997
                                                     -----------     -----------
Income
  Interest-bearing deposits in banks                 $ 2,040,959     $ 1,715,108
  Interest income on notes receivable                         41          97,064
  Gains on sales of foreclosed real estate                  --            11,310
  Other                                                   38,287          34,146
                                                     -----------     -----------
Total income                                           2,079,287       1,857,628
                                                     -----------     -----------
Expenses
  Insurance                                              116,652         238,677
  Compensation and employee benefits                      63,504         111,405
  Legal, audit and advisory fees                          54,847         144,645
  Franchise taxes                                         72,742         113,934
  Foreclosed real estate operations                      148,292         176,901
  General and administrative                             242,815         221,697
                                                     -----------     -----------
Total expenses                                           698,852       1,007,259
                                                     -----------     -----------
Net Income                                           $ 1,380,435     $   850,369
                                                     ===========     ===========
Net income per share of common stock                 $      0.07     $      0.05
                                                     ===========     ===========
Weighted average number of shares of
  common stock                                        20,256,097      18,895,834
                                                     ===========     ===========








See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                     ---------------------------
                                                        1998            1997
                                                     -----------     -----------
Income
  Interest-bearing deposits in banks                 $   676,882     $   625,386
  Interest income on notes receivable                       --            27,325
  Gains on sales of foreclosed real estate                  --              --
  Other                                                    9,148          14,250
                                                     -----------     -----------
Total income                                             686,030         666,961
                                                     -----------     -----------
Expenses
  Insurance                                               37,750          78,938
  Compensation and employee benefits                      26,171          22,597
  Legal, audit and advisory fees                          18,114          79,487
  Franchise taxes                                         43,985         113,934
  Foreclosed real estate operations                       75,298          51,692
  General and administrative                              94,634          84,060
                                                     -----------     -----------
Total expenses                                           295,952         430,708
                                                     -----------     -----------
Net Income                                           $   390,078     $   236,253
                                                     ===========     ===========
Net income per share of common stock                 $      0.02     $      0.01
                                                     ===========     ===========
Weighted average number of shares of
  common stock                                        20,256,097      20,256,097
                                                     ===========     ===========














See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                             March 31,
                                                                   ----------------------------
                                                                       1998            1997
                                                                   ------------    ------------
Cash flows from operating activities:
  Net income                                                       $  1,380,435    $    850,369
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Amortization of discount on notes receivable                            (93)        (13,166)
    (Increase) decrease in accrued interest and other receivable           (124)         36,019
    Decrease in other assets                                            110,202         362,317
    Increase (decrease) in accrued and other liabilities                 84,298        (255,782)
    Gains from sales of foreclosed real estate                             --           (11,310)
                                                                   ------------    ------------
        Net cash provided by operating activities                     1,574,718         968,447
                                                                   ------------    ------------

Cash flows from investing activities:
    Collections of notes receivable                                       1,786         930,520
    Proceeds from sales of foreclosed real estate                          --            51,479
    Additions to fixed assets                                           (14,632)           --
    Increase in restricted cash investments                              (2,307)         (2,131)
                                                                   ------------    ------------
        Net cash (used in) provided by investing activities             (15,153)        979,868
                                                                   ------------    ------------

Cash flows from financing activities:
    Issuance of common stock                                               --        23,091,951
    Stock issuance costs                                                   --          (628,123)
                                                                   ------------    ------------
        Net cash provided by financing activities                          --        22,463,828
                                                                   ------------    ------------
Net increase in unrestricted cash and cash equivalents                1,559,565      24,412,143
Unrestricted cash at beginning of period                             52,474,290      27,245,594
                                                                   ------------    ------------

Unrestricted cash at end of period                                 $ 54,033,855    $ 51,657,737
                                                                   ============    ============






See notes to consolidated financial statements.

                      LIBERTE INVESTORS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)


Note A - Organization

Liberte Investors Inc., a Delaware corporation (the "Company"), was organized in April 1996 in order to effect the reorganization of Liberte Investors, a Massachusetts business trust (the "Trust"). At a special meeting of the shareholders of the Trust held on August 15, 1996, (the "Special Meeting"), the Trust's shareholders approved a plan of reorganization whereby the Trust contributed its assets to the Company and received all of the Company's outstanding common stock, par value $.01 per share ("Shares" or "Common Stock"). The Trust then distributed to its shareholders in redemption of all outstanding shares of beneficial interest in the Trust (the "Beneficial Shares") the Shares of the Company. The Company assumed all of the Trust's assets and outstanding liabilities and obligations. Thereafter, the Trust was terminated.

Unless otherwise indicated, the information contained in the Form 10-Q which relates to periods prior to August 16, 1996 is information relating to the Trust, and information relating to periods on and after August 16, 1996 is information relating to the Company.


Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

The accompanying financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 40 acres of land located in Arlington, Texas. All intercompany balances and transactions have been eliminated.


Note C - Foreclosed Real Estate Held For Sale

At March 31, 1998, the Company held foreclosed real estate for sale in the form of single-family lots and land. The March 31, 1998 carrying amount of these assets was approximately $3,436,000. The foreclosed real estate for sale consists of 55 single-family lots in Fontana, California, land totaling approximately 603 acres in San Antonio, Texas, and approximately 40 acres in Arlington, Texas.


Note D - Commitments and Contingencies

The Company's wholly-owned subsidiary, LNC Holdings Inc., owns approximately 40 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling $976,000 including penalties and interest. There is no carrying value of the property due to the encumbrances.

On April 16, 1997, LNC Holdings Inc. received a notice of final judgment from the City of Arlington with regard to the delinquent taxes. On May 27, 1997, LNC Holdings Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing units to obtain title to the property. No response has yet been received. LNC Holdings Inc. has accrued property taxes for calendar years 1998, 1997 and 1996 totaling $91,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

Cash and cash equivalents at March 31, 1998, included restricted cash of approximately $64,000 for claims due to bankruptcy. On June 30, 1997, the court issued an Administrative Closing Order and Final Decree with regard to the bankruptcy case. The claims remaining represent unclaimed dividend checks dated May 20, 1994. Any check not claimed will be voided after five years.

The Company is involved in routine litigation incidental to its business, which, in the opinion of management, will not result in a material adverse impact on the Company's financial condition or results of operations.


Note E - Federal Income Taxes

Although the Company had taxable income for the nine months ended March 31, 1998 and 1997, no tax liability has been recognized due to a reduction in the valuation allowance related to its net operating loss carryforwards. Based on current business activity, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

Note F - Reclassifications

Certain   1997   amounts   have  been   reclassified   to   conform   with  1998
classifications.

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

Nine Months Ended March 31, 1998 versus Nine Months Ended March 31, 1997

Net income for the nine months ended March 31, 1998 was $1,380,000 compared to net income of $850,000 for the same period in 1997. The change in operating results for the nine months was due to the various factors discussed below.

Interest income related to interest-bearing deposits in banks increased to $2,041,000 for the nine months ended March 31, 1998 from $1,715,000 for the same period in 1997. This increase is due to growth in the unrestricted cash balance available for interest-bearing deposits. Unrestricted cash increased by $23.1 million due to the sale of newly-issued shares of common stock on August 16, 1996, thereby increasing the cash balance available to invest in interest-bearing deposits. This increase in unrestricted cash resulted in a higher average daily balance of interest-bearing deposits during the nine months ended March 31, 1998 versus the nine months ended March 31, 1997. Unrestricted cash increased from $52.5 million at March 31, 1997 to $54.0 million at March 31, 1998 primarily due to collections on the notes receivable of $414,000 and interest earned on the unrestricted cash accounts.

Notes receivable interest income decreased to $41 for the nine months ended March 31, 1998 from $97,000 for the same period in 1997 as a result of a lower outstanding balance of notes receivable. The notes receivable balance was zero at March 31, 1998 compared to $414,000 at March 31, 1997 due to the pay off of a $414,000 note receivable.

There were no gains on sales of foreclosed real estate during the nine months ended March 31, 1998 as compared to $11,000 for the same period in 1997. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of its carrying value. The gain recognized during the nine months ended March 31, 1997 resulted from the sale of single-family lots in San Antonio, Texas.

Other income increased to $38,000 for the nine months ended March 31, 1998 from $34,000 for the same period in 1997. Other income for the nine months ended March 31, 1998 consisted primarily of dividends on Resurgence Properties, Inc. preferred stock and interest received on property tax refunds, while other income for the nine months ended March 31, 1997 consisted primarily of dividends on Resurgence Properties, Inc. preferred stock.

Insurance expense decreased to $117,000 for the nine months ended March 31, 1998, as compared to $239,000 for the same period in 1997. The decrease is primarily due to decreased premiums related to Directors' and Officers' insurance.

Compensation and employee benefits expense decreased by $47,000 from $111,000 during the nine months ended March 31, 1997 to $64,000 for the same period in 1998. The decrease is due to a decrease in the number of employees from nine to two.

Legal, audit and advisory fees were $55,000 for the nine months ended March 31, 1998, a decrease of $90,000 from the same period in 1997. Prior period activity included additional legal expenses related to the collection of deficiency notes that had been previously written-off and the review of a possible acquisition candidate.

Franchise tax expense decreased from $114,000 for the nine months ended March 31, 1997 to $73,000 for the nine months ended March 31, 1998. Franchise tax expense for the nine months ended March 31, 1998 represents Delaware, California, and Texas franchise taxes due as a result of the reorganization of the Trust into the Company. Franchise tax expense for the nine months ended March 31, 1997 represents an adjusting accrual made to record 1996 Delaware franchise taxes due as a result of the reorganization of the Trust into the Company.

Foreclosed real estate operations expense decreased from $177,000 for the nine months ended March 31, 1997 to $148,000 for the same period in 1998. The decrease is due to a special accrual made during the nine months ended March 31, 1997 to record 1996 property taxes relating to the 40 acres of land located in Arlington, Texas held by LNC Holdings, Inc., and lower property tax expense for the period ended March 31, 1998 due to property tax refunds resulting from reduced appraised values for 1995 and 1996 on land owned in San Antonio, Texas.

General and administrative expense increased by $21,000 from $222,000 during the nine months ended March 31, 1997 to $243,000 for the same period in 1998. The increase is attributed primarily to an increase in director's fees and rent expense and a decrease in shareholder relations expense for the nine months ended March 31, 1998. Director fees increased due to an increase in the number of directors of the Company, and rent expense increased when the Company relocated into new office space in July 1997. Shareholder relations expense for the nine months ended March 31, 1998 is less due to additional expenses for the nine months ended March 31, 1997 relating to two shareholders' meetings and the annual listing fee for the New York Stock Exchange.

Three Months Ended March 31, 1998 versus Three Months Ended March 31, 1997

Net income for the three months ended March 31, 1998 was $390,000 compared to net income of $236,000 for the same period in 1997. The change in operating results for the three months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks increased to $677,000 for the three months ended March 31, 1998 from $625,000 for the same period in 1997. This increase is due to a higher average daily balance of interest-bearing deposits during the three months ended March 31, 1998 versus the three months ended March 31, 1997. Unrestricted cash increased from $52.5 million at March 31, 1997 to $54.0 million at March 31, 1998 primarily due to collections on the notes receivable of $414,000 and interest earned on the unrestricted cash accounts.

There was no interest income on notes receivable for the three months ended March 31, 1998 as compared to $27,000 for the same period in 1997. The notes receivable balance was reduced to zero at March 31, 1998 from $414,000 at March 31, 1997 due to the pay off of a $414,000 note receivable.

Other income decreased to $9,000 for the three months ended March 31, 1998 as compared to $14,000 for the three months ended March 31, 1997. Other income for the three months ended March 31, 1997 represents two dividend payments received on Resurgence Properties, Inc. preferred stock. Other income for the three months ended March 31, 1998 represents one dividend payment received on Resurgence Properties, Inc. preferred stock and interest received on property tax refunds.

Insurance expense decreased to $38,000 for the three months ended March 31, 1998, as compared to $79,000 for the same period in 1997. The decrease is primarily due to decreased premiums related to Directors' and Officers' insurance.

Compensation and employee benefits expense increased to $26,000 for the three months ended March 31, 1998 from $23,000 for the same period in 1997. The increase is due to an increase in employees' salaries due to yearly adjustments.

Legal, audit and advisory fees decreased to $18,000 for the three months ended March 31, 1998 as compared to $79,000 for the three months ended March 31, 1997. The decrease is primarily due to higher legal expenses during the three months ended March 31, 1997 relating to the review of a possible acquisition candidate.

Franchise tax expense decreased from $114,000 for the three months ended March 31, 1997 to $44,000 for the three months ended March 31, 1998. Franchise tax expense for the three months ended March 31, 1998 represents Delaware, California, and Texas franchise taxes due as a result of the reorganization of the Trust into the Company. Franchise tax expense for the three months ended March 31, 1997 represents an adjusting accrual made to record 1996 Delaware franchise taxes due as a result of the reorganization of the Trust into the Company.

Foreclosed real estate operations expense increased $23,000 from $52,000 for the three months ended March 31, 1997 to $75,000 for the same period in 1998. The increase is due to higher property tax expense and expenses relating to the potential sale of foreclosed real estate for the three months ended March 31, 1998.

General and administrative expense increased by $11,000 from $84,000 during the three months ended March 31, 1997 to $95,000 for the same period in 1998. The increase is attributed primarily to an increase in monthly director's fees and rent expense and a decrease in shareholder relations expense for the three months ended March 31, 1998. Director fees increased due to an increase in the number of directors of the Company, and rent expense increased when the Company relocated into new office space in July 1997. Shareholder relations expense for the three months ended March 31, 1998 is less due to additional expenses for the three months ended March 31, 1997 relating to the two shareholders' meetings and the annual listing fee for the New York Stock Exchange.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Required disclosures under this item are not yet applicable.

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

                          LIBERTE INVESTORS INC.


May 14, 1998              By:  /s/ Gerald J. Ford
                               -------------------------------------------------
                               Gerald J. Ford
                               Chief Executive Officer and Chairman of the Board

May 14, 1998              By:  /s/ Samuel C. Perry
                               -------------------------------------------------
                               Samuel C. Perry
                               Controller and Principal Accounting Officer