Form 10-K
period 1998-06-30
LIBERTE INVESTORS INC
filed 1998-09-28
CIK 1017907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30, 1998
                                       OR

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

       Registrant's telephone number, including area code: (214) 871-5935
           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered
          -------------------          -----------------------------------------
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

                                Yes _x_   No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment on this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on September 23, 1998 was $31,256,892. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant's common stock are the affiliates of the registrant.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes _X*_ No____

* The registrant's confirmed plan of reorganization under Chapter 11 of the Bankruptcy Code did not provide for a distribution of securities; however, all required documents and reports have been timely filed by the registrant after confirmation of the plan.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The registrant had 20,256,097 shares of common stock, $.01 per share par value, outstanding as of September 23, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement to be furnished to stockholders in connection with its 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

                             LIBERTE INVESTORS INC.

                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I
   Item 1.   Business...................................................................................   3

   Item 2.   Properties.................................................................................   6

   Item 3.   Legal Proceedings..........................................................................   6

   Item 4.   Submission of Matters to a Vote of Security Holders........................................   6

PART II
   Item 5.   Market for the Company's Common Equity and Related Stockholder Matters.....................   7

   Item 6.   Selected Financial Data....................................................................   9

   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
                  Operations............................................................................   9

   Item 8.   Financial Statements and Supplementary Data................................................  14

   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure............................................................................  14

PART III
   Item 10.  Directors and Executive Officers of the Company............................................  15

   Item 11.  Executive Compensation.....................................................................  15

   Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................  15

   Item 13.  Certain Relationships and Related Transactions.............................................  15

PART IV
   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............................  16

   Signatures...........................................................................................  18

   Index to Consolidated Financial Statements...........................................................  F-1

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

     The  principal  business  activity  of the  Trust  was  investing  in notes receivable, primarily first mortgage construction notes and first mortgage acquisition and development notes. Beginning in fiscal 1988, however, the Trust progressively curtailed its lending activities and reduced the size of its portfolio of foreclosed real estate in an effort to repay indebtedness. On October 25, 1993, the Trust filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On April 7, 1994, the Trust emerged from bankruptcy pursuant to a plan of reorganization (the "Reorganization") whereby certain assets and liabilities, including remaining senior indebtedness, were transferred to Resurgence Properties Inc. ("RPI"), and RPI's common stock was distributed to the holders of the Trust's outstanding subordinated indebtedness in full satisfaction of such holders' claims against the Trust. After the Trust emerged from bankruptcy proceedings, it became a virtually debt-free entity with cash and cash equivalents, real estate mortgage notes receivable, foreclosed real estate and tax net operating loss ("NOL") carryforwards. Although the bankruptcy plan contemplated that the Trust would continue as a financial services company, the Board of Trustees opted to forego further real estate mortgage lending and seek to purchase or create an operating business in order to realize the value of the NOL carryforwards. Further, the Board of Trustees determined that additional Beneficial Shares could be issued to generate cash to finance an acquisition or startup company without restricting the Trust's NOL carryforward.

     On January 16, 1996, the Trust entered into a Stock Purchase Agreement (as amended, the "Stock Purchase Agreement") with Hunter's Glen/Ford, Ltd., a Texas limited partnership ("Hunter's Glen"), pursuant to which the Trust agreed to sell 8,102,439 newly-issued Shares to Hunter's Glen for $23,091,951, representing a purchase price of $2.85 per Share (the "Purchase"). The Purchase was approved by the Trust's shareholders at a Special Stockholder's Meeting and was consummated on August 16, 1996. Immediately prior to the sale of the Shares pursuant to the Stock Purchase Agreement, the Trust reorganized into the Company, and shareholders of the Trust became shareholders of the Company on a share for share basis. Gerald J. Ford, a general partner of Hunter's Glen, became the Chief Executive Officer and Chairman of the Board of Directors of the Company.

     Since August of 1996, the Company has been actively pursuing opportunities to acquire one or more operating companies.

Portfolio Review

     At June 30, 1998, the Company owned foreclosed real estate totaling $3.0 million. At June 30, 1998, there were no outstanding notes receivables and all foreclosed real estate was classified as nonearning.

     Foreclosed real estate consisted of four properties, all of which are held for sale. The following table sets forth undeveloped land by type of property and geographic location at June 30, 1998. See also Notes 2 and 12 of Notes to Consolidated Financial Statements.

                                        Texas         California         Total
                                      ----------      ----------      ----------
Single family lots                    $       --      $  213,052      $  213,052
Land                                   2,815,221              --       2,815,221
                                      ----------      ----------      ----------
                                      $2,815,221      $  213,052      $3,028,273
                                      ==========      ==========      ==========

     At June 30, 1998, the Company's notes receivable had been collected or written-off, resulting in no outstanding notes receivable.

     At June 30, 1998, the Company had impaired loans from prior foreclosure related deficiency notes and/or judgments with no carrying value. The face amounts ranged from $12,000 to $3,118,000. These receivables are unsecured, and collections are doubtful. Should any amount be collected on these receivables, the Company would recognize a gain. See also Note 3 of Notes to Consolidated Financial Statements.

Prior Management - Related Party Activity

     Lomas Management, Inc., a wholly-owned subsidiary of Lomas Financial Corporation, managed the Trust from its inception in 1969 until February 1995. Lomas Financial Corporation was the original sponsor of the Trust. The terms of certain management agreements in effect during that period of time often required Lomas Financial Corporation or one of its subsidiaries to participate in real estate loans originated by the Trust. In 1995, however, the Trust terminated its management agreement with Lomas Management, Inc. and assumed its own operating and accounting responsibilities. Management of assets owned at that time were addressed in an Asset Disposition Agreement dated February 28, 1995 between the Trust and a wholly-owned subsidiary of Lomas Financial Corporation (the "Asset Disposition Agreement").

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

     On April 24, 1996, the Trust entered into a supplement to the Asset Disposition Agreement whereby 100% of the outstanding common stock of LNC Holdings, Inc., whose sole asset is one tract of undeveloped real estate, was transferred to the Trust and the remaining mortgage note receivable not resolved in the Asset Disposition Agreement was exchanged for a comparable note receivable held by a subsidiary of Lomas Financial Corporation.

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

     Revenue from RPI for the fiscal year ended June 30, 1998 and 1997 consisted solely of dividend income totaling $40,100 and $33,500, respectively. Revenue from RPI provided greater than 10% of the Company's total revenue for the fiscal year ended June 30, 1996, and consisted of: (i) interest income totaling $389,958 on the RPI Note receivable and (ii) dividend income totaling $21,375 on RPI preferred stock.

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

     At June 30, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $227 million, which are available to offset future federal taxable income. These carryforwards will expire in 2005 through 2011. See also Note 7 of Notes to Consolidated Financial Statements.

Personnel

     At June 30, 1998, the Company had two full-time employees and no part-time employees. The Company engages real estate consultants as needed with regard to real estate related matters and utilizes independent accountants and legal advisors as needed when evaluating a potential acquisition.


Item 2.  Properties

     The Company's principal executive offices were located at 600 N. Pearl, Suite 420, Dallas, Texas at June 30, 1997 under a month to month lease arrangement. On July 14, 1997, the Company relocated its executive offices to 200 Crescent Court, Suite 1365, Dallas, Texas and is occupied by the Company under a lease agreement expiring December 31, 2000. See Note 5 of Notes to Consolidated Financial Statements.


Item 3.  Legal Proceedings

     The Company is involved in routine litigation incidental to its business which, in the opinion of management, will not result in a material adverse impact on the Company's consolidated financial condition, results of operations, or cash flows without regard to any possible insurance or third party reimbursement.


Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

Price Range of Common Stock

     The common stock of Liberte Investors Inc. is listed on the New York Stock Exchange (the "NYSE") under the symbol "LBI." The following table sets forth the high and low sales price per share for the Common Stock as reported on the NYSE Composite Transaction Tape for the periods indicated:

Fiscal Year                                         High              Low
-----------                                         ----              ---
1998
        First Quarter.....................      $  4 1/2          $  3 11/16
        Second Quarter....................         4 3/4             3 11/16
        Third Quarter.....................         4 1/8             3 13/16
        Fourth Quarter....................         4 1/8             3 5/8

1997
        First Quarter.....................      $  5 1/4          $  3 3/8
        Second Quarter....................         5                 4 1/8
        Third Quarter.....................         4 1/2             3 3/4
        Fourth Quarter....................         4 1/2             3 5/8

     The high and low sales price per share of Common Stock as reported on the NYSE Composite Transaction Tape on September 23, 1998, was $3.00 and $2.8125, respectively. At September 23, 1998, there were 1,581 record holders of LBI common stock.

Dividend Policy

     On June 10, 1998, the Board of Directors of the Company declared a special cash dividend of $0.031 per share paid to stockholders of record on June 30, 1998. Other than this cash dividend, the Company has not paid cash dividends on its Common Stock during the past two fiscal years. The Company currently does not anticipate paying cash dividends in the future, but intends to retain earnings for use in acquiring an operating business.

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

Item 6.  Selected Financial Data (in thousands, except per share amount)

     The following table sets forth selected statement of operations and statement of financial condition data at and for the five years ended June 30, 1998. In October 1993, the Trust filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy in April of 1994. As a result, information for years ended June 30, 1998, 1997, 1996, and 1995 are not comparable to 1994 amounts. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto of the Company and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Form 10-K.

                                                                                    Year Ended June 30,
                                                        ---------------------------------------------------------------------------
                                                           1998             1997            1996            1995             1994
                                                        ----------        --------        --------        --------         --------
                                                                       (dollars in thousands, except per share data)
Statement of Operations Data:
  Revenues                                              $    2,778        $  2,527        $  2,784        $  2,172         $ 10,019
  Interest expense                                              --              --              --              --            7,673
  Provision for loan losses                                     --              --             187           3,192            3,175
  Net income (loss)                                          1,450           1,309             835          (2,868)         (16,341)
  Basic net income (loss)
    per common share                                          0.07            0.07            0.07           (0.23)           (1.34)
  Cash dividends declared per share                          0.031              --              --              --               --

                                                                                          June 30,
                                                        ---------------------------------------------------------------------------
                                                           1998             1997            1996            1995             1994
                                                        ----------        --------        --------        --------         --------
                                                                                    (dollars in thousands)
Statement of Financial Condition Data:
  Total assets                                                   $57,535        $56,445        $33,354        $32,036        $36,316
  Stockholders' equity                                            57,027         56,206         32,852         31,620         34,914


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

General

     During the fiscal year ended June 30, 1998, Liberte Investors Inc. continued to explore the potential acquisition of a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts have been made to identify quality acquisitions in fiscal 1998, the Company has not yet entered into any definitive acquisition agreements.

1998 compared with 1997

     Net income for the year ended June 30, 1998 increased to $1,450,000 from $1,309,000 for the year ended June 30, 1997, an increase of 11%. This change in operating results is discussed below.

     Interest income on interest-bearing deposits in banks increased to $2,721,000 for the year ended June 30, 1998 from $2,364,000 for the year ended June 30, 1997. This increase is due to growth in the unrestricted cash balance available for interest-bearing deposits. Unrestricted cash increased from $52.5 million at June 30, 1997 to $54.0 million at June 30, 1998 primarily due to interest earned on unrestricted cash accounts. This increase in unrestricted cash resulted in a higher average daily balance of interest-bearing deposits for the year ended June 30, 1998 as compared to June 30, 1997.

     Notes receivable interest income decreased to $41 for the year ended June 30, 1998 from $112,000 for the year ended June 30, 1997. The $2,000 outstanding balance of notes receivable at June 30, 1997 was collected or written-off during the year ended June 30, 1998. There were no receivables outstanding at June 30, 1998.

     There were no gains on sales of foreclosed real estate during the year ended June 30, 1998 as compared to $11,000 for the same period in 1997. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of its carrying value. The gain recognized during the year ended June 30, 1997 resulted from the sale of single-family lots in San Antonio, Texas.

     Other income increased to $57,000 for the year ended June 30, 1998 from $39,000 for the year ended June 30, 1997. Other income for the year ended June 30, 1998 consisted primarily of dividends on Resurgence Properties, Inc. ("RPI") preferred and common stock and interest received on property tax refunds. Other income for the year ended June 30, 1997 represented primarily dividends on RPI preferred stock.

     Insurance expense decreased to $151,000 for the year ended June 30, 1998 from $307,000 for the year ended June 30, 1997. This decrease is primarily due to decreased premiums related to Directors' and Officers' insurance coverage.

     Foreclosed real estate operations expense decreased $64,000 from $257,000 for the year ended June 30, 1997 to $193,000 for the year ended June 30, 1998. The decrease is primarily due to lower property tax expense for fiscal 1998 resulting from reduced appraised values on land owned in San Antonio, Texas and higher property tax expense for 1997 due to an accrual to establish 1996 and 1997 property taxes on 40 acres of land held by LNC Holdings, Inc. which is encumbered by delinquent taxes.

     Loss on write-down of foreclosed real estate was $407,000 for the year ended June 30, 1998. There were no write-downs of foreclosed real estate for the year ended June 30, 1997. The write-down for 1998 was to more accurately reflect estimated sales proceeds less selling costs of single family lots in Fontana, California. These lots were sold subsequent to June 30, 1998.

     Legal, audit and consulting fees were $73,000 for the year ended June 30, 1998, a decrease of $95,000 from the $168,000 incurred in the year ended June 30, 1997. Fees in 1997 were primarily for real estate consulting services, additional expenses related to the collection of deficiency notes that had been previously written-off and legal advisory work related to potential acquisitions.

     Directors fees and expenses increased from $46,000 in 1997 to $64,000 in 1998. Director fees increased in 1998 due to an increase in the number of compensated directors of the Company from four in 1997 to five in 1998.

     Franchise tax expense increased from $65,000 in 1997 to $96,000 in 1998 due to higher Delaware franchise tax expense for 1998.

     Compensation and employee benefits decreased by $45,000 from $135,000 during the year ended June 30, 1997 to $90,000 for the year ended June 30, 1998. The decrease is due to a decrease in the number of employees from nine at the beginning of 1997 to two in 1998.

     General and administrative expense increased from $225,000 for the year ended June 30, 1997 to $253,000 for the year ended June 30, 1998. The increase is primarily due to an increase in rent expense when the Company relocated to new office space in July 1997.

1997 compared to 1996

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

     Foreclosed real estate operations expense increased $139,000 from $118,000 for the year ended June 30, 1996 to $257,000 for the year ended June 30, 1997. The increase is primarily due to an accrual in fiscal 1997 established for 1996 and 1997 property taxes on 40 acres of land held by LNC Holdings, Inc. which is encumbered by delinquent taxes and an increase in the accrual for 1997 property taxes.

     Legal, audit and consulting fees were $168,000 for the year ended June 30, 1997, a decrease of $411,000 from the $579,000 incurred in the year ended June 30, 1996. Fees in 1997 were primarily for real estate consulting services and legal advisory work related to potential acquisitions. Prior period activity included legal and investment banking fees incurred related to potential acquisitions.

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

     Compensation and employee benefits decreased by $458,000 from $593,000 during the year ended June 30, 1996 to $135,000 for the year ended June 30, 1997. The decrease is due to the reduced compensation package for Robert Ted Enloe III, the Chief Executive Officer, during the last quarter of 1996 as well as the resignation of the Company's employees, including Mr. Enloe, in August of 1996. Since the reorganization in August of 1996, the Company has employed only two full-time employees. Under the terms of the Stock Purchase Agreement between the Company and Hunter's Glen, Mr. Ford, in his capacity as Chairman and Chief Executive Officer, does not receive compensation

     General and administrative expense increased from $178,000 for the year ended June 30, 1996 to $225,000 for the year ended June 30, 1997. The increase is attributed to an increase in stockholder service expenses for costs related to the August 1996 special meeting and November 1996 annual meeting of stockholders and to the renewal of the listing privileges for the Company's common stock on the New York Stock Exchange.

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

     Operating activities for the year ended June 30, 1998 provided $2.2 million of cash compared to $1.4 million provided in 1997 and $0.2 million used in 1996. The table below reflects cash flow from operating activities (in millions):

                                                       Year Ended June 30,
                                                  -----------------------------
                                                   1998        1997       1996
                                                  -------    -------    -------
Total income                                      $   2.8    $   2.5    $   2.8
Operating expenses                                   (1.3)      (1.2)      (1.8)
Net change in other receivables,
  assets and liabilities                              0.7        0.1       (1.2)
                                                  -------    -------    -------
Net cash provided (used) by operating activities  $   2.2    $   1.4    $  (0.2)
                                                  =======    =======    =======

     Net cash used in investing activities for the year ended June 30, 1998 was $16,000 compared to net cash provided of $1.4 million for the year ended June 30, 1997 and $6.8 million for the year ended June 30, 1996. Net cash used for 1998 was primarily for fixed asset purchases, while net cash provided in 1997 and 1996 was a result of collections from the Company's note receivable portfolio. The table below reflects cash flow from investing activities (in millions):

                                                        Year Ended June 30,
                                                   -----------------------------
                                                     1998       1997       1996
                                                   -------    -------    -------
Collections on mortgage loans                      $    --    $   1.3    $   0.6
Collections on RPI note receivable                      --         --        5.3
Sales of foreclosed real estate                         --        0.1        0.9
                                                   -------    -------    -------
Net cash provided by investing activities          $    --    $   1.4    $   6.8
                                                   =======    =======    =======

     Net cash used in financing activities totaled $0.6 million for the year ended June 30, 1998 due to a cash dividend paid on June 30, 1998. Net cash provided by financing activities totaled $22.5 million for the year ended June 30, 1997 primarily due to the issuance of new stock to Hunter's Glen, less expenses of the new issue. Total cash and cash equivalents were $54.1 million at June 30, 1998.

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

Year 2000

     The Company recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of computer systems to recognize the date change from December 31, 1999 to January 1, 2000. The Company presently has a general ledger account system that is compliant with Year 2000 issues. An assessment of the readiness of external entities is ongoing, but the Company does not anticipate any compliance problems.

Item 8.  Financial Statements and Supplementary Data

     See "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" for a listing of the consolidated financial statements filed with this report. The response to this item is submitted in a separate section of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On November 19, 1996 the Company filed a report on Form 8-K to report the change in independent accountants of the Company from Ernst & Young LLP ("E&Y") to KPMG Peat Marwick LLP. This change was approved and recommended by the Company's Board of Directors. No report of E&Y on the Company's financial statements for fiscal year 1996 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Further, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused it to make reference to the subject matter of the disagreements in its reports.

                                    PART III

Item 10.  Directors and Executive Officers of the Company

     The information concerning the directors and executive officers of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be filed with the Commission and sent to stockholders in connection with the Company's Annual Meeting of Stockholders to be held November 5, 1998 under the headings "DIRECTOR NOMINEES AND EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," which information is incorporated herein by reference.

Item 11.  Executive Compensation

     The information concerning executive compensation is set forth in the Proxy Statement under the headings "MANAGEMENT COMPENSATION," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION," which information is incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions

Not applicable.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

               2.2 Stock Purchase Agreement, dated as of January 16, 1996, between the Trust and Hunter's Glen/Ford, Ltd. (the "Purchaser") (incorporated by reference to Exhibit 4.1 of the Trust's Current Report on Form 8-K filed with the Commission on January 24, 1996), as amended by the Amendment to the Stock Purchase Agreement, dated as of February 27, 1996, and the Second Amendment to the Stock Purchase Agreement, dated as of March 28, 1996 (incorporated by reference to Exhibit 2.1 of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

               2.3   Letter  Agreement,  dated as of April 1,  1996,  among  the
                     Trust, the Company, and the Purchaser (incorporated by reference to Exhibit 2.3 of the Registration Statement).

               2.4 Confidentiality and Standstill Agreement, dated as of January 16, 1996, between the Trust and the Purchaser (incorporated by reference to Exhibit 2.2 of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

               2.5 Escrow Agreement, dated as of January 19, 1996, among the Trust, the Purchaser, and Texas Commerce Bank National Association (incorporated by reference to Exhibit 2.5 of the Registration Statement).

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

               3.1   The Company's Charter (incorporated by reference to Exhibit
                     3.1 of the Registration Statement).

               3.2   The Company's Bylaws  (incorporated by reference to Exhibit
                     3.2 of the Registration Statement).

               4.1 Form of Registration Rights Agreement dated August 16, 1996, between the Company and the Purchaser (incorporated by reference to Exhibit 4.1 of the Registration Statement).

               4.2 Form of Agreement Clarifying Registration Rights dated August 16, 1996, between the Company, the Purchaser, the Enloe Descendants' Trust, and Robert Ted Enloe, III (incorporated by reference to Exhibit 4.3 of the Registration Statement).

               10.1 Form of Indemnification Agreement for the Company's directors and officers and schedule of substantially identical documents (incorporated by reference to Exhibit
                     10.2 of the Registration Statement).

               10.2 Retirement Plan for Trustees of the Trust, dated October 11, 1988 (incorporated by reference to Exhibit 10.23 of the Trust's Annual Report on Form 10-K for the year ended June 30, 1993).

               10.3 Agreement Regarding Registration Rights, Amendment of Stock Option Agreement, and Ratification of Pledge Agreement, dated as of November 13, 1995, among the Trust, Robert Ted Enloe, III, and the Enloe Descendants' Trust (incorporated by reference to Exhibit 10.6 of the Registration Statement).

               10.4 Asset Disposition Agreement, dated February 28, 1995, between the Trust and ST Lending, Inc. (incorporated by reference to Exhibit 10.9 of the Trust's Annual Report on Form 10-K for the year ended June 30, 1995), as amended by the Supplement to Asset Disposition Agreement dated April 24, 1996.

               16.1 Letter dated November 15, 1996 from Ernst & Young LLP regarding Company's change in independent accountants (incorporated by reference to Exhibit 16.1 of the Company's Annual Report on Form 10-K for the year ended June 30,
                     1997).

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

DATED:  September 25, 1998            LIBERTE INVESTORS INC.


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

       Signatures                                                Title                                                 Date
       ----------                                                -----                                                 ----
   /s/ GERALD J. FORD                           Chief Executive Officer and Chairman                              September 25, 1998
------------------------------------              of the Board (Principal Executive Officer)
     Gerald J. Ford


   /s/ SAMUEL C. PERRY                          Controller                                                        September 25, 1998
------------------------------------             (Principal Financial Officer and Principal
     Samuel C. Perry                             Accounting Officer)



   /s/ GENE H. BISHOP                           Director                                                          September 25, 1998
------------------------------------
     Gene H. Bishop


   /s/ HARVEY B. CASH                           Director                                                          September 25, 1998
------------------------------------
     Harvey B. Cash


/s/ ROBERT TED ENLOE, III                       Director                                                          September 25, 1998
------------------------------------
  Robert Ted Enloe, III


 /s/ EDWARD W. ROSE, III                        Director                                                          September 25, 1998
------------------------------------
   Edward W. Rose, III


     /s/ GARY SHULTZ                            Director                                                          September 25, 1998
------------------------------------
      Gary Shultz


                             Liberte Investors Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of Liberte Investors Inc. are included in response to Item 8 and Item 14 (a) (1) and 14 (a) (2):

                                                                           Page
                                                                           ----
Report of KPMG Peat Marwick LLP, Independent Auditors ..................    F-2

Report of Ernst & Young LLP, Independent Auditors ......................    F-3

Consolidated Statements of Financial Condition
      as of June 30, 1998 and June 30, 1997 ............................    F-4

Consolidated Statements of Operations for the
      years ended June 30, 1998, 1997 and 1996 .........................    F-5

Consolidated Statements of Stockholders' Equity for the years ended
      June 30, 1998, 1997 and 1996 .....................................    F-6

Consolidated Statements of Cash Flows for the years ended
      June 30, 1998, 1997 and 1996 .....................................    F-7

Notes to Consolidated Financial Statements .............................    F-8

Schedule IV - Mortgage Loans on Real Estate ............................    F-18


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

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Liberte Investors Inc.:

We have audited the accompanying consolidated statements of financial condition of Liberte Investors Inc. and subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as of and for the years ended June 30, 1998 and 1997 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberte Investors Inc. and subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of and for the years ended June 30, 1998 and 1997, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                           KPMG Peat Marwick LLP


Dallas, Texas
July 23, 1998

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




Shareholders and Trustees
Liberte Investors

     We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Liberte Investors for the year ended June 30, 1996. Our audits also included the June 30, 1996 amounts in the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and amounts in the schedule based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, Liberte Investors' consolidated results of their operations and their cash flows for the year ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the June 30, 1996 amounts in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






                                                               Ernst & Young LLP


Dallas, Texas
July 26, 1998

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                     June 30,        June 30,
                                                       1998            1997
                                                  -------------   -------------
Assets
Unrestricted cash                                 $  53,998,721   $  52,474,290
Restricted cash and cash equivalents                     64,310          61,237
                                                  -------------   -------------
      Total cash and cash equivalents                54,063,031      52,535,527


Foreclosed real estate held for sale                  3,028,273       3,435,621
Notes receivable, net                                        --           1,693
Accrued interest and other receivables                    4,343           4,507
Other assets                                            438,951         467,876
                                                  -------------   -------------
      Total assets                                $  57,534,598   $  56,445,224
                                                  =============   =============


Liabilities and Stockholders' Equity
Liabilities-accrued and other liabilities         $     507,356   $     239,545

Stockholders' Equity
Common stock, $.01 par value,
   50,000,000 shares authorized,
   20,256,097 shares issued and outstanding             202,561         202,561
Additional paid-in capital                          309,392,399     309,392,399
Accumulated deficit                                (252,567,718)   (253,389,281)
                                                  -------------   -------------

     Total stockholders' equity                      57,027,242      56,205,679
                                                  -------------   -------------

Commitments and contingencies

     Total liabilities and stockholders' equity   $  57,534,598   $  56,445,224
                                                  =============   =============






See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended June 30,
                                                 ---------------------------------------
                                                    1998          1997          1996
                                                 -----------   -----------   -----------
Income
  Interest-bearing deposits in banks             $ 2,721,150   $ 2,364,381   $ 1,182,179
  Notes receivable interest                               41       111,776       525,290
  Gains on sales of foreclosed real estate                --        11,310       598,557
  Other                                               57,012        39,145       478,307
                                                 -----------   -----------   -----------
Total income                                       2,778,203     2,526,612     2,784,333
                                                 -----------   -----------   -----------

Expenses
  Insurance                                          151,197       307,292       216,089
  Foreclosed real estate operations                  193,140       257,017       118,456
  Loss on write-down of foreclosed real estate       407,348            --            --
  Legal, audit and consulting fees                    72,847       167,895       578,791
  Directors (trustees) fees and expenses              63,500        46,050        77,400
  Franchise tax                                       96,270        65,206            --
  Compensation and employee benefits                  89,584       134,803       593,104
  Provision for loan losses                               --            --       187,058
  General and administrative                         253,359       225,365       178,068
                                                 -----------   -----------   -----------
Total expenses                                     1,327,245     1,203,628     1,948,966
                                                 -----------   -----------   -----------

Income before income taxes                         1,450,958     1,322,984       835,367

Income tax expense                                     1,456        14,000            --
                                                 -----------   -----------   -----------

Net Income                                       $ 1,449,502   $ 1,308,984   $   835,367
                                                 ===========   ===========   ===========

Basic net income per share of common
  stock (beneficial interest in 1996)            $      0.07   $      0.07   $      0.07
                                                 ===========   ===========   ===========

Weighted average number of shares of
  common stock (beneficial interest in
  1996)                                           20,256,097    19,237,758    12,153,658
                                                 ===========   ===========   ===========




See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             Additional
                           Number of     Beneficial    Number of    Common     Paid-In      Treasury   Accumulated
                             Shares       Interest      Shares      Stock      Capital       Stock        Deficit          Total
                           ----------  -------------  ----------   --------  ------------  ---------   -------------    -----------
Balance at June 30, 1995   12,153,658  $ 287,954,763          --   $     --  $         --  $(404,325)  $(255,930,624)   $31,619,814

  Repayment of executive
    stock option loan              --             --          --         --            --         --         396,992        396,992

  Net income                       --             --          --         --            --         --         835,367        835,367
                           ----------  -------------  ----------   --------  ------------  ---------   -------------    -----------

Balance at June 30, 1996   12,153,658    287,954,763          --         --            --   (404,325)   (254,698,265)   $32,852,173

  Exchange of shares
    pursuant to plan
    of reorganization      12,153,658)  (287,954,763) 12,153,658    121,537   287,428,901    404,325              --             --

  Issuance of
    common stock,
    net of stock
    issuance costs
    of $1,047,429                  --             --   8,102,439     81,024    21,963,498         --              --     22,044,522

  Net income                       --             --          --         --            --         --       1,308,984      1,308,984
                           ----------  -------------  ----------   --------  ------------  ---------   -------------    -----------

Balance at June 30, 1997           --             --  20,256,097    202,561   309,392,399         --    (253,389,281)    56,205,679

  Dividends paid
    ($0.031 per share)             --             --          --         --            --         --        (627,939)      (627,939)

  Net income                       --             --          --         --            --         --       1,449,502      1,449,502
                           ----------  -------------  ----------   --------  ------------  ---------   -------------    -----------

Balance at June 30, 1998           --  $          --  20,256,097   $202,561  $309,392,399  $      --   $(252,567,718)   $57,027,242
                           ==========  =============  ==========   ========  ============  =========   =============    ===========




See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Year Ended June 30,
                                                                               ----------------------------------------------------
                                                                                   1998                1997                1996
                                                                               ------------        ------------        ------------
Cash flows from operating activities:
  Net income                                                                   $  1,449,502        $  1,308,984        $    835,367
  Adjustments to reconcile net income
  to net cash provided by (used in) operating
  activities:
     Depreciation and amortization                                                   17,715              14,009              14,639
     Provision for loan losses                                                           --                  --             187,058
     Loss on write-down of foreclosed real estate                                   407,348                  --                  --
     Decrease in accrued interest and other receivables                                 164              59,368              40,012
     Decrease (increase) in other assets                                             25,842             277,208            (692,784)
     Increase (decrease) in accrued and other liabilities                           267,811            (262,533)             85,914
     Income from impaired loans                                                          --                (500)           (452,903)
     Gains from sales of foreclosed real estate                                          --             (11,310)           (598,557)
     Collection of executive stock option loan                                           --                  --             416,787
                                                                               ------------        ------------        ------------
          Net cash provided by (used in) operating
               activities                                                         2,168,382           1,385,226            (164,467)
                                                                               ------------        ------------        ------------

Cash flows from investing activities:
   Collections of notes receivable                                                    1,693           1,330,197           5,937,776
   Additions to fixed assets                                                        (14,632)                 --                  --
   Proceeds from sales and basis reductions of
        foreclosed real estate                                                           --              51,479             894,848
   (Increase) decrease in restricted cash investments                                (3,073)             (2,912)                920
                                                                               ------------        ------------        ------------
       Net cash (used in) provided by investing activities                          (16,012)          1,378,764           6,833,544
                                                                               ------------        ------------        ------------

Cash flows from financing activities:
   Issuance of newly issued shares of common
       stock                                                                             --          23,091,951                  --
  Stock issuance costs                                                                   --            (627,245)                 --
  Dividends paid                                                                   (627,939)                 --                  --
                                                                               ------------        ------------        ------------
       Net cash (used in) provided by financing activities                         (627,939)         22,464,706                  --
                                                                               ------------        ------------        ------------

Net increase in unrestricted cash and cash equivalents                            1,524,431          25,228,696           6,669,077
Unrestricted cash and cash equivalents at beginning
      of year                                                                    52,474,290          27,245,594          20,576,517
                                                                               ------------        ------------        ------------
Unrestricted cash and cash equivalents at end of year                          $ 53,998,721        $ 52,474,290        $ 27,245,594
                                                                               ============        ============        ============

Schedule of non-cash activities:
Charge-offs to allowance for loan losses, net                                  $         --                  --          10,498,922
  Sales of foreclosed real estate financed by
       mortgage loans                                                          $         --                  --           1,076,800
  Write-up of value of impaired note                                           $         --                  --              71,250
  Write-up of value of long-lived assets to be
        disposed                                                               $         --                  --              53,751
  Increase in note receivable from asset swap                                  $         --                  --              31,313

 See notes to consolidated financial statements.

                      Liberte Investors Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1998, 1997, and 1996

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

     (b) Business - The principal business activity of the Trust was investing in notes receivable, primarily first mortgage construction notes and first mortgage acquisition and development notes. Beginning in fiscal 1988, however, the Trust progressively curtailed its lending activities and reduced the size of its portfolio of foreclosed real estate in an effort to repay indebtedness.

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

     (f) Foreclosed real estate - Foreclosed real estate is recorded at the lower of cost or fair value less estimated costs to sell. Cost is the note amount at the time of foreclosure net of any allowances. The Company periodically reviews its portfolio of foreclosed real estate held for sale using current information including (i) independent appraisals, (ii) general economic factors affecting the area where the property is located, (iii) recent sales activity and asking prices for comparable properties and (iv) costs to sell and/or develop that would serve to lower the expected proceeds from the disposal of the real estate. Gains (losses) realized on liquidation are recorded directly to income.

     (g) Income taxes - Income taxes are maintained in accordance with SFAS No. 109, "Accounting for Income Taxes," whereby deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and operating loss and tax credit carryforwards and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.

     (h) Basic net income (loss) per share - Basic net income (loss) per share is based on the weighted average number of shares outstanding during the year.

     (i) Cash and cash equivalents - Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

     (j)   Reclassifications   -  Certain  amounts  in  prior  years'  financial
statements have been reclassified to conform to the current year's presentation.

                      Liberte Investors Inc. and Subsidiary

(2)  Foreclosed Real Estate

     The following is a summary of the Company's activity in foreclosed real estate for the years ended June 30, 1998, 1997, and 1996:

                                              1998           1997            1996
                                           -----------    -----------    ------------
Balance at beginning of year               $ 3,435,621    $ 3,475,790    $ 15,385,214

Write-up in value                                   --             --         492,730
Reclassification of allowance for losses
  upon adoption of SFAS No. 121                     --             --     (10,331,733)
Write-down in value                           (407,348)            --        (204,600)
Cost of real estate sold                            --        (40,169)     (1,865,821)
                                           -----------    -----------    ------------
Balance at end of year                     $ 3,028,273    $ 3,435,621    $  3,475,790
                                           ===========    ===========    ============

     The following table sets forth the Company's portion of foreclosed real estate by type of property and geographic location:

                                                             June 30,
                                                  ------------------------------
                                                     1998                1997
                                                  ----------          ----------
Type of Property:
Single-family lots                                $  213,052          $  620,400
Land                                               2,815,221           2,815,221
                                                  ----------          ----------
                                                  $3,028,273          $3,435,621
                                                  ==========          ==========
Geographic Location:
Texas                                             $2,815,221          $2,815,221
California                                           213,052             620,400
                                                  ----------          ----------
                                                  $3,028,273          $3,435,621
                                                  ==========          ==========

     The Company has substantively repossessed or obtained control of a certain property collateralizing a note receivable with an outstanding principal balance of $2,188,583 at June 30, 1997. On January 20, 1998, foreclosure of the property was completed, and all right, title, and interest in the property were conveyed to the Company. The note was recorded as foreclosed real estate in October of 1993 and has subsequently been written down to $213,052 and $620,400 as of June 30, 1998 and 1997, respectively.

                      Liberte Investors Inc. and Subsidiary

(3)  Notes Receivable

     The following is a summary of notes receivable activity for the years ended June 30, 1998, 1997 and 1996:

                                            1998         1997          1996
                                          -------    -----------    -----------

Balance at beginning of year              $ 1,693    $ 1,331,390    $ 5,807,372

Advances and other additions to notes
  receivable                                   --             --        106,782
Sales of foreclosed real estate
  financed by notes receivable                 --             --      1,076,800
Principal collections                      (1,323)    (1,329,317)    (5,561,473)
Write-off of principal                       (370)          (380)       (98,091)
                                          -------    -----------    -----------
Balance at end of year                    $    --    $     1,693    $ 1,331,390
                                          =======    ===========    ===========



     At June 30, 1998, 1997 and 1996, the Company had impaired loans from prior foreclosure related deficiency notes and/or judgments, with no carrying value. During fiscal 1997, in addition to the collections shown in the table above, the Company recognized $500 of loan income from impaired loans which had no carrying value at the time of collection. No collections were made during fiscal 1998.

                      Liberte Investors Inc. and Subsidiary

(4)  Allowance for Loan Losses

     A summary of transactions affecting the Company's allowance for loan losses for the three-year period ended June 30, 1998, is as follows:

                                       Notes        Foreclosed
                                    Receivable      Real Estate       Total
                                   ------------    ------------    ------------
Balance at June 30, 1995           $    129,901    $ 10,369,021    $ 10,498,922

Reclassifications - SFAS No. 121             --     (10,331,733)    (10,331,733)
Provision for loan losses               (17,542)        204,600         187,058
Amounts charged off, net
  of recoveries                        (112,359)       (241,888)       (354,247)
                                   ------------    ------------    ------------
Balance at June 30, 1996                     --              --              --

Provision for loan losses                    --              --              --
Amounts charged off, net
  of recoveries                              --              --              --
                                   ------------    ------------    ------------
Balance at June 30, 1997           $         --              --              --
                                   ------------    ------------    ------------

Provision for loan losses                    --              --              --
Amounts charged off, net
of recoveries                                --              --              --
                                   ------------    ------------    ------------
Balance at June 30, 1998           $         --              --              --
                                   ============    ============    ============


(5)  Commitments and Contingencies

     The Company's wholly-owned subsidiary, LNC Holdings Inc., owns approximately 40 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling approximately $1,090,000 including penalties and interest.

     On April 16, 1997, LNC Holdings Inc. received a notice of final judgment from the City of Arlington with regard to the delinquent taxes. On May 27, 1997, LNC Holdings Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing units to obtain title to the property. No response has been received. LNC Holdings Inc. has accrued property taxes for calendar year 1996, 1997 and for the six month period ended June 30, 1998 totaling $125,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

     Cash and cash equivalents at June 30, 1998 and 1997, included restricted cash of approximately $64,000 and $61,000, respectively, for claims due to bankruptcy. On June 30, 1997, the court issued an Administrative Closing Order and Final Decree with regard to the bankruptcy case. The claims

                      Liberte Investors Inc. and Subsidiary
remaining represent unclaimed dividend checks dated May 20, 1994. Any check not claimed will be voided after five years.

     The Company entered into an operating lease dated May 16, 1997 relating to its principal executive offices. The lease expires December 31, 2000, contains a renewal option and requires the Company to pay a proportionate share of operating expenses of the building. On May 19, 1997, the Company entered into an operating lease for telephone equipment which also expires on December 31, 2000. Rental expense for fiscal 1998 and 1997 under these leases was approximately $72,000 and $26,000, respectively. Future minimum lease payments under these leases are as follows:

                   Fiscal Year Ending
                         June 30,                        Amount
                         --------                        ------
                          1999                         $   77,856
                          2000                             77,856
                                                       ----------
               Total future minimum rentals            $  155,712
                                                       ==========

     The Company is involved in routine litigation incidental to its business, which, in the opinion of management, will not result in a material adverse impact on the Company's consolidated financial condition, results of operations, or cash flows, without regard to possible insurance or third party reimbursement.

(6)  Related Party Transactions

     Effective February 28, 1995, the Company entered into an "Asset Disposition Agreement" with ST Lending, Inc. ("STL"), a wholly-owned subsidiary of Lomas Financial Corporation, the original sponsor of the Trust, whereby the Company and STL exchanged their respective ownership positions in a group of ten assets in order to achieve a separate and distinct ownership position. The Company exchanged its 80% ownership in six assets, whose 80% interest had a net carrying value of approximately $1.2 million (net of reserves) for STL's 20% ownership in four assets, whose 20% interest had a net carrying value of approximately $1.2 million (net of reserves). No gain or loss was recognized as a result of this transaction. In addition, a group of approximately 14 receivables, which had no carrying value and related primarily to deficiency notes, remained 80% owned by the Company and 20% owned by STL. The 14 receivables had face amounts which ranged in size from $9,875 to $2,494,118. The Asset Disposition Agreement stipulated that the Company would pay STL 10% of any gross proceeds received in addition to STL's 20% ownership, from this pool of receivables in return for STL's asset administration. Effective April 15, 1996, STL's interest in the seven remaining deficiency notes and/or judgments, which had no carrying value, were transferred to the Company.

     On April 24, 1996, the Company entered into a Supplement (the "Supplement") to the Asset Disposition Agreement. The Supplement transferred ownership of LNC Holdings, Inc., whose sole asset is approximately 40 acres of undeveloped real estate that is fully encumbered by tax liens, to the Company and set forth the terms under which STL would continue to manage the property. The Supplement further

                     Liberte Investors Inc. and Subsidiary
described the method of allocating the funds to be paid to the Company and STL with respect to a proposed settlement agreement for a deficiency note receivable received by the Company in June 1996 in the amount of approximately $8,000. The Company also exchanged its 50% interest, representing $212,000 of principal, in a note the Company has classified as non-earning, for STL's 20% interest, representing $269,000 of principal, in a note the Company classified as earning. The exchange of these notes resulted in the Company owning 100% of an interest-bearing note, secured by 72 lots in Murrieta, California. The difference in the exchange values resulted in the recording of $31,000 of interest income. The remaining difference of $26,000 was applied as a discount to the carrying value of the note received and was amortized into income over the life of the loan.

     In accordance with the Asset Disposition Agreement and the Supplement, in fiscal 1996, STL received compensation of $69,237 from the Company for its asset administration and collection services. There was no such compensation paid to STL in fiscal 1997 or 1998.

     At June 30, 1996, the Company had a collateral assignment of a life insurance policy on Robert Ted Enloe, III which was recorded as a receivable under a split-dollar agreement. On December 13, 1996, Mr. Enloe purchased the policy from the Company for $126,727, the amount of the receivable.

(7)  Federal Income Taxes

     Income tax expense attributable to income before income taxes consists of:

                                                     June 30,
                                   ---------------------------------------------
                                    1998              1997              1996
                                   -------        ------------      ------------
Federal
     Current                       $ 1,456        $     14,000      $         --
     Deferred                           --                  --                --
                                   -------        ------------      ------------
                                   $ 1,456        $     14,000      $         --
                                   =======        ============      ============

     The income tax expense for the years ended June 30, 1998, 1997 and 1996 differs from the amounts computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes as follows:

                                                             June 30,
                                               -----------------------------------
                                                  1998         1997         1996
                                               ---------    ---------    ---------
Computed "expected" income tax expense         $ 493,326    $ 449,815    $ 284,025
Increase (decrease) in taxes resulting from:
     Adjustment to deferred tax asset           (231,233)    (466,250)          --
     Other                                            --           --      (26,025)
     Change in the beginning of the year
          balance of the valuation allowance
          for deferred tax assets allocated
          to income taxes                       (260,637)      30,435     (258,000)
                                               ---------    ---------    ---------
                                               $   1,456    $  14,000    $      --
                                               =========    =========    =========

                      Liberte Investors Inc. and Subsidiary

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 1998 and 1997 are presented below:

                                                              June 30,
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------
Deferred tax assets:
  Net operating loss carryforwards                 $ 77,056,215    $ 77,196,311
  Basis differences of foreclosed real estate         2,331,370       2,454,676
  Capital loss carryforward                           1,630,006       1,630,006
  Other                                               1,911,207       1,908,442
                                                   ------------    ------------
    Total gross deferred tax assets                  82,928,798      83,189,435
    Less:  valuation allowance                      (82,928,798)    (83,189,435)
                                                   ------------    ------------
         Net deferred tax assets                   $         --    $         --
                                                   ============    ============

     The net change in the valuation allowance for the years ended June 30, 1998 and 1997 was a decrease of $260,637 and an increase of $30,435, respectively. Based on current business activity, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

     At June 30, 1998, the Company had net operating loss carryforwards for federal income tax purposes of $226,636,000, which are available to offset future federal taxable income. The carryforwards will expire in 2005 through 2011. The Company also has capital loss carryforwards of $4,794,000 which are available to offset future capital gains, if any, through 2001. In addition, the Company has alternative minimum tax credit carryforwards of $15,100 which are available to reduce future federal income taxes, if any, over an indefinite period.

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

     The fair value of cash and cash equivalents approximates their carrying value because of the liquidity and short-term maturities of these instruments. The fair value of notes receivable - mortgage loans is estimated by discounting cash flows at interest rates currently being offered for notes with similar terms to borrowers of similar credit quality. The Company believes that its deficiency notes

                      Liberte Investors Inc. and Subsidiary
receivable, which have no carrying value at June 30, 1998, may have some fair value, but such value cannot be estimated and any potential collections are not measurable as to timing or amount. The Company does not believe that it is exposed to any significant credit risk on its cash and cash equivalents.

     The estimated fair values of the Company's financial instruments at June 30, 1998 and 1997, are as follows:

                                                June 30, 1998              June 30, 1997
                                         -------------------------   -------------------------
                                           Carrying       Fair         Carrying        Fair
                                            Amount        Value         Amount         Value
                                         -----------    ----------   -----------    ----------
Financial Assets:
     Cash and cash equivalents           $54,063,031    54,063,031   $52,535,527    52,535,527
     Notes receivable - mortgage loans            --            --         1,693         1,693


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

     Revenue from RPI for the years ended June 30, 1998 and 1997 consisted solely of dividend income totaling $40,100 and $33,500, respectively. Revenue from RPI provided greater than 10% of the Company's total revenue for the fiscal year ended June 30, 1996, and consisted of: (i) interest income totaling $389,958 on the RPI note receivable and (ii) dividend income totaling $21,375 on RPI preferred stock.

(10) Concentrations of Credit Risk

     At June 30, 1998, the Company had certain concentrations of credit risk with three financial institutions in the form of cash which amounted to approximately $54 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

                     Liberte Investors Inc. and Subsidiary

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

(12) Subsequent Events

     In August 1998 the Company received $303,514 from the liquidation of 300,000 shares of RPI preferred stock and accrued dividends.

     In August 1998 the Company sold 56.6 acres of land in San Antonio, Texas for a price of $339,600. A gain of approximately $200,000 was recorded as a result of this transaction subsequent to June 30, 1998.

     In September 1998 the Company sold 55 lots in Fontana, California for a price of $229,002. A loss of $407,348 was recorded as a result of this transaction. The related assets were written down at June 30, 1998 to estimated sales proceeds less selling costs.

                      Liberte Investors Inc. and Subsidiary

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                  June 30, 1998

                                               Periodic        Face       Carrying          Principal
                 Interest        Maturity      Payment        Amount        Amount            Amount
Description       Rate            Date          Terms         of Note      of Note          Delinquent
------------------------------------------------------------------------------------------------------
                                                      NONE


(1)  Reconciliation of "Mortgage Loans on Real Estate" (in thousands):


                                                        Year Ended June 30,
                                                  ------------------------------
                                                   1998        1997        1996
                                                  ------      ------      ------
Balance at beginning of year                      $    2      $1,331      $5,807
Additions during year:
  Write-up in value of impaired loans                 --          --          71
  Net addition from asset swap                        --          --          35
  New mortgage loans and advances
     on existing loans and other                      --          --       1,077
                                                  ------      ------      ------
                                                       2       1,331       6,990
Deductions during year:
  Collections of principal                             2       1,329       5,561
  Foreclosures                                        --          --          --
  Write-off of principal                              --          --          98
                                                  ------      ------      ------
Balance at end of year                            $   --      $    2      $1,331
                                                  ======      ======      ======