Form 10-Q
period 1998-09-30
LIBERTE INVESTORS INC
filed 1998-11-13
CIK 1017907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 1998

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


________________________________________________________________________________
              (Former name, former address, and former fiscal year,
                         if changed since last report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                      YES    _X*_        NO  ___

* The registrant's confirmed plan of reorganization under Chapter 11 of the Bankruptcy code did not provide for the distribution of securities.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, $.01 par value, as of the close of business on November 13, 1998: 20,256,097 shares.

                             LIBERTE INVESTORS INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

         Item 1.    Financial Statements (Unaudited)

                    Consolidated Statements of Financial Condition
                    September 30, 1998 and June 30, 1998...................    3

                    Consolidated Statements of Operations
                    Three Months Ended September 30, 1998 and 1997.........    4

                    Consolidated Statements of Cash Flows
                    Three Months Ended September 30, 1998 and 1997.........    5

                    Notes to Consolidated Financial Statements.............    6

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................    8

         Item 3.    Quantitative and Qualitative Disclosures
                    About Market Risk......................................   10

PART II - OTHER INFORMATION

         Item 1.    Legal Proceedings......................................   11

         Item 2.    Changes in Securities..................................   11

         Item 3.    Defaults upon Senior Securities........................   11

         Item 4.    Submission of Matters to a Vote of Security Holders....   11

         Item 5.    Other Information......................................   11

         Item 6.    Exhibits and Reports on Form 8-K.......................   11

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                  September 30,       June 30,
                                                      1998              1998
                                                  -------------    -------------
Assets
Unrestricted cash                                 $  55,117,901    $  53,998,721
Restricted cash and cash equivalents                     65,084           64,310
                                                  -------------    -------------
      Total cash and cash equivalents                55,182,985       54,063,031


Foreclosed real estate held for sale                  2,810,267        3,028,273
Accrued interest and other receivables                    4,441            4,343
Other assets                                            117,612          438,951
                                                  -------------    -------------
      Total assets                                $  58,115,305    $  57,534,598
                                                  =============    =============


Liabilities and Stockholders' Equity
Liabilities-accrued and other liabilities         $     481,051    $     507,356

Stockholders' Equity
Common stock, $.01 par value,
   50,000,000 shares authorized,
   20,256,097 shares issued and outstanding             202,561          202,561
Additional paid-in capital                          309,392,399      309,392,399
Accumulated deficit                                (251,960,706)    (252,567,718)
                                                  -------------    -------------

     Total stockholders' equity                      57,634,254       57,027,242
                                                  -------------    -------------

Commitments and contingencies

     Total liabilities and stockholders' equity   $  58,115,305    $  57,534,598
                                                  =============    =============


See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                            September 30,
                                                     ---------------------------
                                                        1998            1997
                                                     -----------     -----------
Income
  Interest-bearing deposits in banks                 $   688,421     $   676,508
  Interest income on notes receivable                         --              31
  Gains on sales of foreclosed real estate               119,593              --
  Other                                                   11,939          22,014
                                                     -----------     -----------
Total income                                             819,953         698,553
                                                     -----------     -----------
Expenses
  Insurance                                               31,343          39,644
  Compensation and employee benefits                      23,188          11,306
  Legal, audit and advisory fees                          17,750          18,734
  Franchise taxes                                         22,327          13,681
  Foreclosed real estate operations                       35,376          61,281
  General and administrative                              82,957          68,387
                                                     -----------     -----------
Total expenses                                           212,941         213,033
                                                     -----------     -----------

Net Income                                           $   607,012     $   485,520
                                                     ===========     ===========

Basic net income per share of common stock           $      0.03     $      0.02
                                                     ===========     ===========
Weighted average number of shares of
  common stock                                        20,256,097      20,256,097
                                                     ===========     ===========


See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months Ended
                                                                   September 30,
                                                               1998             1997
                                                           ------------    ------------
Cash flows from operating activities:
  Net income                                               $    607,012    $    485,520
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                                 4,010           4,250
    Amortization of discount on notes receivable                     --             (93)
    Increase in accrued interest and other receivables              (98)           (177)
    Decrease (increase) in other assets                         318,087          (9,142)
    (Decrease) increase in accrued and other liabilities        (19,860)         93,522
    Gains from sales of foreclosed real estate                 (119,593)             --
                                                           ------------    ------------
        Net cash provided by operating activities               789,558         573,880
                                                           ------------    ------------

Cash flows from investing activities:
    Collections of notes receivable                                  --             903
    Proceeds from sales of foreclosed real estate               331,154              --
    Additions to fixed assets                                      (758)             --
    Increase in restricted cash investments                        (774)           (796)
                                                           ------------    ------------
        Net cash provided by investing activities               329,622             107
                                                           ------------    ------------

Net increase in unrestricted cash and cash equivalents        1,119,180         573,987
Unrestricted cash at beginning of period                     53,998,721      52,474,290
                                                           ------------    ------------

Unrestricted cash at end of period                         $ 55,117,901    $ 53,048,277
                                                           ============    ============
Schedule of non-cash activities:
    Payment of property taxes by buyers
         of foreclosed real estate                         $      6,445    $         --
                                                           ============    ============


See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

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

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

The accompanying financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 40 acres of land located in Arlington, Texas. All intercompany balances and transactions have been eliminated.

Note C - Foreclosed Real Estate Held For Sale

At September 30, 1998, the Company held foreclosed real estate for sale in the form of undeveloped land. The September 30, 1998 carrying amount of these assets was approximately $2,810,000. The foreclosed real estate for sale consists of land totaling approximately 546 acres in San Antonio, Texas and approximately 40 acres in Arlington, Texas.

In August 1998, the Company sold 56.6 acres of land in San Antonio, Texas to a single-family homebuilder for $339,600. A gain of approximately $117,000 was recognized as a result of this transaction. The buyer also has an option to purchase two additional tracts totaling 109 acres of land adjacent to the 56.6 acres and has made a $50,000 deposit to the Company for this option to purchase. The proceeds from the sale of the 56.6 acres were reduced by $186,000 to be used by the buyer to extend a road into the property. The sales price of the second tract of land will be increased by $186,000. This amount is treated as a non-cash transaction in the statement of cash flows.

In September 1998, the Company sold 55 lots in Fontana, California to a single-family homebuilder for $229,000. The 55 lots were written-down by approximately $407,000 at June 30, 1998 to more accurately reflect the value of the lots based upon the selling price less costs to complete. A gain of approximately $2,000 was recognized as a result of this transaction.

Note D - Commitments and Contingencies

The Company's wholly-owned subsidiary, LNC Holdings, Inc., owns approximately 40 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling $1,090,000 including penalties and interest. There is no carrying value of the property due to the encumbrances.

On April 16, 1997, LNC Holdings, Inc. received a notice of final judgment from the City of Arlington with regard to the delinquent taxes. On May 27, 1997, LNC Holdings, Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing units to obtain title to the property. No response has yet been received. LNC Holdings, Inc. has accrued property taxes for calendar years 1998, 1997 and 1996 totaling $131,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

Cash and cash equivalents at September 30, 1998, included restricted cash of approximately $65,000 for claims due to bankruptcy. On June 30, 1997, the court issued an Administrative Closing Order and Final Decree with regard to the bankruptcy case. The claims remaining represent unclaimed dividend checks dated May 20, 1994. Any check not claimed will be voided after five years.

The Company is involved in routine litigation incidental to its business, which, in the opinion of management, will not result in a material adverse impact on the Company's financial condition or results of operations.

Note E - Federal Income Taxes

Although the Company had taxable income for the three months ended September 30, 1998 and 1997, no tax liability has been recognized due to a reduction in the valuation allowance related to its net operating loss carryforwards. Based on current business activity, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

Note F - Reclassifications

Certain   1997   amounts   have  been   reclassified   to   conform   with  1998
classifications.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

During the fiscal year ended June 30, 1998, Liberte Investors Inc. continued to explore the potential acquisition of a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts have been made in fiscal 1999 to identify quality acquisitions, the Company has not yet entered into any definitive acquisition agreements.

Three Months Ended  September  30, 1998 versus Three Months Ended  September 30,
1997

Net income for the three months ended September 30, 1998 was $607,000 compared to net income of $486,000 for the same period in 1997. The change in operating results for the three months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks increased to $688,000 for the three months ended September 30, 1998 from $677,000 for the same period in 1997. This increase is due to a higher average daily balance of interest-bearing deposits during the three months ended September 30, 1998 versus the three months ended September 30, 1997. Unrestricted cash increased from $53.0 million at September 30, 1997 to $55.1 million at September 30, 1998 primarily due to interest earned on the unrestricted cash accounts, proceeds from the sales of foreclosed real estate and the liquidation of 300,000 shares of Resurgence Properties, Inc. preferred stock.

There was no interest income on notes receivable for the three months ended September 30, 1998 as compared to $31 for the same period in 1997. There were no outstanding balances on notes receivables as of September 30, 1998.

There were no gains on the sales of foreclosed real estate for the three months ended September 30, 1997 as compared to $120,000 for the three months ended September 30, 1998. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of its carrying value. The gains recognized for the three months ended September 30, 1998 are from the sale of 56.6 acres in San Antonio, Texas and from the sale of 55 lots in Fontana, California.

Other income decreased to $12,000 for the three months ended September 30, 1998 as compared to $22,000 for the three months ended September 30, 1997. Other income for the three months ended September 30, 1997 and for the three months ended September 30, 1998 are primarily dividend payments received on RPI preferred stock.

Insurance expense decreased to $31,000 for the three months ended September 30, 1998, as compared to $40,000 for the same period in 1997. The decrease is primarily due to decreased premiums related to Directors' and Officers' insurance.

Compensation and employee benefits expense increased to $23,000 for the three months ended September 30, 1998 from $11,000 for the same period in 1997. The increase is due to the Company having just one employee for a majority of the three months ended September 30, 1997. The Company had two employees for the three months ended September 30, 1998.

Legal, audit and advisory fees were $18,000 for the three months ended September 30, 1998 as compared to $19,000 for the three months ended September 30, 1997. Legal expenses are primarily related to the review of contracts relating to the sale of foreclosed real estate owned by the Company.

Franchise  tax  expense  increased  from  $14,000  for the  three  months  ended
September 30, 1997 to $22,000 for the three months ended September 30, 1998. Franchise tax expense for the three months ended September 30, 1998 is higher due to increased Delaware and Texas franchise tax expense as compared to the three months ended September 30, 1997.

Foreclosed real estate operations expense decreased $26,000 from $61,000 for the three months ended September 30, 1997 to $35,000 for the same period in 1998. The decrease is due to lower property tax expense for the three months ended September 30, 1998 due to lower appraised values on land owned in San Antonio, Texas and due to the sale of 56.6 acres in San Antonio, Texas and the sale of 55 lots in Fontana, California.

General and administrative expense increased by $15,000 from $68,000 during the three months ended September 30, 1997 to $83,000 for the same period in 1998. The increase is attributed primarily to additional expense for the three months ended September 30, 1998 relating to the annual listing fee for the New York Stock Exchange, which was not included for the three months ended September 30, 1997.

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

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance, including its ability to acquire businesses in the future, and other developments. Such forward-looking statements are necessarily estimates reflecting the Company's best judgment based upon current information, involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, the uncertainty as to whether the Company will be able to make future business acquisitions or that any such acquisitions will be successful, the Company's ability to obtain financing for any possible acquisitions, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements. Words or phrases when used in this Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not believe" and "believes", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Year 2000 Issue

The Company recognized that the arrival of the Year 2000 poses a unique challenge to the ability of an entity's information technology system and non-information technology systems to recognize the date change from December 31, 1999 to January 1, 2000. The Company is continuing to assess and has made certain changes to provide for continued functionality of its systems. An assessment of the readiness of the Company's external entities, such as vendors, customers, payment systems and others is ongoing. Due to the nature and extent of the Company's operations that are effected by Year 2000 issues, the Company does not believe that Year 2000 issues will have a material adverse effect on the business operation or the financial performance of the Company. There can be no assurance, however, that Year 2000 issues will not adversely effect the Company or its business. The Company believes that the cost to make appropriate changes to its internal and external systems will not be significant and that such costs will be funded completely through operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information required is not yet applicable to the Company.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                             LIBERTE INVESTORS INC.


November 13, 1998                      By:   /s/ Gerald J. Ford
                                             ----------------------------------
                                             Gerald J. Ford
                                             Chief Executive Officer and
                                             Chairman of the Board

November 13, 1998                      By:   /s/ Samuel C. Perry
                                             ----------------------------------
                                             Samuel C. Perry
                                             Controller and
                                             Principal Accounting Officer