Form 10-Q
period 1998-12-31
LIBERTE INVESTORS INC
filed 1999-02-16
CIK 1017907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended December 31, 1998

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares  outstanding of registrant's  common stock, $.01 par value,
as of the close of business on February 12, 1999:   20,256,097 shares.

                             LIBERTE INVESTORS INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         December 31, 1998 and June 30, 1998 ..............................    3

         Consolidated Statements of Operations
         Six Months Ended December 31, 1998 and 1997 ......................    4

         Consolidated Statements of Operations
         Three Months Ended December 31, 1998 and 1997 ....................    5

         Consolidated Statements of Cash Flows
         Six Months Ended December 31, 1998 and 1997 ......................    6

         Notes to Consolidated Financial Statements .......................    7

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...............................   9

 Item 3. Quantitative and Qualitative Disclosures
         About Market Risk ................................................   12

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings .................................................  13

 Item 2. Changes in Securities and Use of Proceeds .........................  13

 Item 3. Defaults upon Senior Securities ...................................  13

 Item 4. Submission of Matters to a Vote of Security Holders ...............  13

 Item 5. Other Information .................................................  14

 Item 6. Exhibits and Reports on Form 8-K ..................................  14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                  December 31,       June 30,
                                                     1998              1998
                                                 -------------    -------------
Assets
Unrestricted cash                                $  55,604,910    $  53,998,721
Restricted cash and cash equivalents                    65,768           64,310
                                                 -------------    -------------
   Total cash and cash equivalents                  55,670,678       54,063,031


Foreclosed real estate held for sale                 2,810,267        3,028,273
Accrued interest and other receivables                   3,774            4,343
Other assets                                            82,905          438,951
                                                 -------------    -------------
   Total assets                                  $  58,567,624    $  57,534,598
                                                 =============    =============


Liabilities and Stockholders' Equity
Liabilities-accrued and other liabilities        $     510,212    $     507,356

Stockholders' Equity
Common stock, $.01 par value,
   50,000,000 shares authorized,
   20,256,097 shares issued and outstanding            202,561          202,561
Additional paid-in capital                         309,392,399      309,392,399
Accumulated deficit                               (251,537,548)    (252,567,718)
                                                 -------------    -------------

   Total stockholders' equity                       58,057,412       57,027,242
                                                 -------------    -------------

Commitments and contingencies

   Total liabilities and stockholders' equity    $  58,567,624    $  57,534,598
                                                 =============    =============


See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Six Months Ended
                                                             December 31,
                                                     ---------------------------
                                                        1998             1997
                                                     -----------     -----------
Income
   Interest on deposits in banks                     $ 1,322,452     $ 1,364,077
   Interest income on notes receivable                        --              41
   Gains on sales of foreclosed real estate              119,593              --
   Other                                                  11,939          29,139
                                                     -----------     -----------
Total income                                           1,453,984       1,393,257
                                                     -----------     -----------
Expenses
   Insurance                                              62,744          78,902
   Compensation and employee benefits                     51,166          37,333
   Legal, audit and advisory fees                         30,500          36,734
   Franchise taxes                                        44,074          28,757
   Foreclosed real estate operations                      82,753          72,994
   General and administrative                            152,577         148,179
                                                     -----------     -----------
Total expenses                                           423,814         402,899
                                                     -----------     -----------
Net Income                                           $ 1,030,170     $   990,358
                                                     ===========     ===========
Basic net income per share of common stock           $      0.05     $      0.05
                                                     ===========     ===========
Weighted average number of shares of
   common stock                                       20,256,097      20,256,097
                                                     ===========     ===========


See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended
                                                             December 31,
                                                     ---------------------------
                                                         1998            1997
                                                     -----------     -----------
Income
   Interest on deposits in banks                     $   634,031     $   687,569
   Interest income on notes receivable                        --              10
   Other                                                      --           7,125
                                                     -----------     -----------
Total income                                             634,031         694,704
                                                     -----------     -----------
Expenses
   Insurance                                              31,400          39,259
   Compensation and employee benefits                     27,978          26,027
   Legal, audit and advisory fees                         12,750          12,346
   Franchise taxes                                        21,747          15,076
   Foreclosed real estate operations                      47,378          17,367
   General and administrative                             69,620          79,792
                                                     -----------     -----------
Total expenses                                           210,873         189,867
                                                     -----------     -----------
Net Income                                           $   423,158     $   504,837
                                                     ===========     ===========
Basic net income per share of common stock           $      0.02     $      0.02
                                                     ===========     ===========
Weighted average number of shares of
   common stock                                       20,256,097      20,256,097
                                                     ===========     ===========


See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Six Months Ended
                                                                               December 31,
                                                                      ----------------------------
                                                                           1998            1997
                                                                      ------------    ------------
Cash flows from operating activities:
   Net income                                                         $  1,030,170    $    990,358
   Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                                          7,878          10,210
      Amortization of discount on notes receivable                              --             (93)
      Decrease (increase) in accrued interest and other receivables            569            (568)
      Decrease in other assets                                             348,926          57,476
      Increase in accrued and other liabilities                              9,301         101,010
      Gains from sales of foreclosed real estate                          (119,593)             --
                                                                      ------------    ------------
         Net cash provided by operating activities                       1,277,251       1,158,393
                                                                      ------------    ------------

Cash flows from investing activities:
   Collections of notes receivable                                              --           1,341
   Proceeds from sales of foreclosed real estate                           331,154              --
   Additions to fixed assets                                                  (758)        (14,632)
   Increase in restricted cash investments                                  (1,458)         (1,593)
                                                                      ------------    ------------
       Net cash provided by investing activities                           328,938         (14,884)
                                                                      ------------    ------------

Net increase in unrestricted cash and cash equivalents                   1,606,189       1,143,509
Unrestricted cash at beginning of period                                53,998,721      52,474,290
                                                                      ------------    ------------

Unrestricted cash at end of period                                    $ 55,604,910    $ 53,617,799
                                                                      ============    ============


 See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Unaudited)

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

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

The accompanying consolidated financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 40 acres of land located in Arlington, Texas. All intercompany balances and transactions have been eliminated.

Note C - Foreclosed Real Estate Held For Sale

At December 31, 1998, the Company held foreclosed real estate for sale in the form of undeveloped land. The December 31, 1998 carrying amount of these assets was approximately $2,810,000. The foreclosed real estate for sale consists of land totaling approximately 546 acres in San Antonio, Texas and approximately 40 acres in Arlington, Texas.

In August 1998, the Company sold 56.6 acres of land in San Antonio, Texas to a single-family homebuilder for $339,600. A gain of approximately $117,000 was recognized as a result of this transaction. The buyer also has an option to purchase two additional tracts totaling 109 acres of land adjacent to the 56.6 acres and has made a $50,000 deposit to the Company for this option to purchase. The proceeds from the sale of the 56.6 acres were reduced by $186,000 to be used by the buyer to extend a road into the property and by $2,756 in property taxes paid by the purchaser. If the option to purchase the second tract is exercised, the aggregate sales price of the second tract of land will be increased by $186,000. This amount is treated as a non-cash transaction in the statement of cash flows.

In  September  1998,  the  Company  sold  55 lots in  Fontana,  California  to a single-family homebuilder for $229,000. The 55 lots were written-down by approximately $407,000 at June 30, 1998 to more accurately reflect the value of the lots based upon the selling price less costs to complete. A gain of approximately $2,000 was recognized as a result of this transaction. The proceeds from the sale of the 55 lots was reduced by $3,689 for property taxes paid by the purchaser, which is treated as a non-cash item in the statement of cash flows.

Note D - Commitments and Contingencies

The Company's wholly-owned subsidiary, LNC Holdings, Inc., owns approximately 40 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling $1,114,000, including penalties and interest. There is no carrying value of the property due to the encumbrances.

On April 16, 1997, LNC Holdings, Inc. received a notice of final judgment from the City of Arlington with regard to the delinquent taxes. On May 27, 1997, LNC Holdings, Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing authorities to obtain title to the property. No response has yet been received. LNC Holdings, Inc. has accrued property taxes for calendar years 1998, 1997 and 1996 totaling $137,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

Cash and cash equivalents at December 31, 1998, included restricted cash of approximately $66,000 for claims due to bankruptcy. On June 30, 1997, the court issued an Administrative Closing Order and Final Decree with regard to the bankruptcy case. The claims remaining represent unclaimed dividend checks dated May 20, 1994. Any check not claimed will be voided after five years from the date of the check.

The Company is involved in routine litigation incidental to its business, which, in the opinion of management, will not result in a material adverse impact on the Company's consolidated financial condition or results of operations.

Note E - Federal Income Taxes

Although the Company had taxable income for the six months ended December 31, 1998 and 1997, no tax liability has been recognized due to a reduction in the valuation allowance related to its net operating loss carryforwards. Based on current business activity, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.


Note F - Concentrations of Credit Risk

At June 30, 1998, the Company had certain concentrations of credit risk with three financial institutions in the form of cash which amounted to approximately $54 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial struments less amounts covered by regulatory insurance.


Note G - Reclassifications

Certain   1997   amounts   have  been   reclassified   to   conform   with  1998
classifications.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

During the six months ended December 31, 1998, Liberte Investors Inc. continued to explore the potential acquisition of a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts have been made in fiscal 1999 to identify quality acquisitions, the Company has not yet entered into any definitive acquisition agreements.

Six Months Ended December 31, 1998 versus Six Months Ended December 31, 1997

Net income for the six months ended December 31, 1998 was $1,030,000 compared to net income of $990,000 for the same period in 1997. The change in operating results for the six months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks decreased to $1,322,000 for the six months ended December 31, 1998 from $1,364,000 for the same period in 1997. This decrease is due to a decline in interest rates on the Company's interest-bearing deposits during the six months ended December 31, 1998 versus the six months ended December 31, 1997. Unrestricted cash increased from $53,618,000 million at December 31, 1997 to $55,605,000 million at December 31, 1998 primarily due to interest earned on the unrestricted cash accounts, proceeds from the sales of foreclosed real estate and the liquidation of 300,000 shares of Resurgence Properties, Inc. preferred stock.

There was no interest income on notes receivable for the six months ended December 31, 1998 as compared to $41 for the same period in 1997. There were no outstanding balances on notes receivables at December 31, 1998.

There were no gains on the sales of foreclosed real estate for the six months ended December 31, 1997 as compared to $120,000 for the six months ended December 31, 1998. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of its carrying value. The gains recognized for the six months ended December 31, 1998 are from the sale of
56.6 acres in San Antonio, Texas and from the sale of 55 lots in Fontana, California.

Other income decreased to $12,000 for the six months ended December 31, 1998 as compared to $29,000 for the six months ended December 31, 1997. Other income for the six months ended December 31, 1997 and for the six months ended December 31, 1998 are primarily dividend payments received on RPI preferred stock. Such dividend payments for the six months ended December 31, 1998 decreased significantly as compared to the same period in 1997 due to the liquidation in August 1998 of the 300,000 shares of RPI preferred stock held by the Company.

Insurance expense decreased to $63,000 for the six months ended December 31, 1998, as compared to $79,000 for the same period in 1997. The decrease is primarily due to decreased premiums related to Directors' and Officers' insurance.

Compensation and employee benefits expense increased to $51,000 for the six months ended December 31, 1998 from $37,000 for the same period in 1997. The increase is due to the Company having just one employee for two months of the six months ended December 31, 1997. The Company had two employees for all of the six months ended December 31, 1998.

Legal, audit and advisory fees were $31,000 for the six months ended December 31, 1998 as compared to $37,000 for the six months ended December 31, 1997. Legal expenses were lower for the six months ended December 31, 1998 as compared to the same period in 1997 due to the Company having sold 56.6 acres in

San Antonio, Texas and 55 lots in Fontana, California, with no sales contracts pending on the remaining foreclosed real estate.

Franchise tax expense increased from $29,000 for the six months ended December 31, 1997 to $44,000 for the six months ended December 31, 1998. Franchise tax expense for the six months ended December 31, 1998 is higher due to an increase in Delaware and Texas franchise taxes as compared to the six months ended December 31, 1997.

Foreclosed real estate operations expense increased from $73,000 for the six months ended December 31, 1997 to $83,000 for the same period in 1998. The increase is due to increased real estate consulting and maintenance expenses correlating to the sales of real estate for the six months ended December 31, 1998.

General and administrative expense increased from $148,000 during the six months ended December 31, 1997 to $153,000 for the same period in 1998. The increase is attributed primarily to additional expense for the six months ended December 31, 1998 relating to the annual listing fee for the New York Stock Exchange.

Three Months Ended December 31, 1998 versus Three Months Ended December 31, 1997

Net income for the three months ended December 31, 1998 was $423,000 compared to net income of $505,000 for the same period in 1997. The change in operating results for the three months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks decreased to $634,000 for the three months ended December 31, 1998 from $688,000 for the same period in 1997. This decrease is due to a decline in interest rates on the Company's interest-bearing deposits during the three months ended December 31, 1998 versus the three months ended December 31, 1997. Unrestricted cash increased from $53,618,000 at December 31, 1997 to $55,605,000 at December 31, 1998 primarily due to interest earned on the unrestricted cash accounts, proceeds from the sales of foreclosed real estate and the liquidation of 300,000 shares of Resurgence Properties, Inc. preferred stock.

There was no interest income on notes receivable for the three months ended December 31, 1998 as compared to $10 for the same period in 1997. There were no outstanding balances on notes receivables as of December 31, 1998.

Other income for the three months ended December 31, 1997 was $7,000, which was a dividend payment received on RPI preferred stock. No dividend payments on RPI preferred stock were received for the three months ended December 31, 1998 due to the liquidation of the 300,000 shares of RPI preferred stock in August 1998.

Insurance expense decreased to $31,000 for the three months ended December 31, 1998, as compared to $39,000 for the same period in 1997. The decrease is primarily due to decreased premiums related to Directors' and Officers' insurance.

Compensation and employee benefits expense increased to $28,000 for the three months ended December 31, 1998 from $26,000 for the same period in 1997. The increase is due to an increase in employees' salaries due to yearly adjustments.

Legal, audit and advisory fees were $13,000 for the three months ended December 31, 1998 as compared to $12,000 for the three months ended December 31, 1997. Legal expenses are primarily related to the review of contracts relating to the sale of foreclosed real estate owned by the Company.

Franchise tax expense increased from $15,000 for the three months ended December 31, 1997 to $22,000 for the three months ended December 31, 1998. Franchise tax expense for the three months ended December

31, 1998 is higher due to an increase in Delaware and Texas franchise taxes as compared to the three months ended December 31, 1997.

Foreclosed real estate operations expense increased from $17,000 for the three months ended December 31, 1997 to $47,000 for the same period in 1998. The increase is due to a reduction in property tax expense for the period ended December 31, 1997 due to property tax refunds resulting from reduced appraised values for 1995 and 1996 property values of land owned in San Antonio, Texas.

General and administrative expense decreased from $80,000 during the three months ended December 31, 1997 to $70,000 for the same period in 1998. The decrease is attributed primarily to spending less on most general and administrative expenses for the three months ended December 31, 1998 as compared to spending on general and administrative expenses for the three months ended December 31, 1997.

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

Not applicable to the Company.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Company's stockholders was held on November 5, 1998 for the purpose of voting on two proposals. The proposals, including the results of the voting, are as follows:

     Proposal No. 1.          Proposal to elect each of Messrs.  Gene H. Bishop,
                              Harvey B. Cash,  Robert Ted Enloe,  III, Gerald J.
                              Ford, Edward W. Rose, III, and Gary Shultz as directors of the Company until expiration of his term at the 1999 Annual Meeting of stockholders and until his successor is elected and qualified or until his earlier death, resignation or removal from office.

                                                    For               Withheld
                                                    ---               --------
                              G. Bishop          19,756,823            89,088
                              H. Cash            19,750,682            95,229
                              R. Enloe           19,756,233            89,678
                              G. Ford            19,757,930            87,981
                              E. Rose            19,764,618            81,293
                              G. Shultz          19,758,105            87,806

     Proposal No. 2           Proposal  to  approve  the   ratification  of  the
                              selection of KPMG LLP ("KPMG") as the Company's independent accountants for the fiscal year ending
                              June 30, 1999.

                                                          Number of
                                                          Shares of
                                                         Common Stock
                                                         ------------
                              For                         19,807,603
                              Against                         25,847
                              Abstain                         12,461


     The total number of shares of Common Stock voted on Proposals No. 1 and 2 was 19,845,911, or approximately 98.0% of the outstanding shares of Common Stock.

Item 5. Other Information

     Because of a recent change to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management will have discretionary authority to vote on any matter of which the Company does not receive notice by August 17, 1999, with respect to proxies submitted for the 1999 Annual Meeting of the Company's stockholders. This rule change does not affect the deadline set forth in Rule 14a-8 promulgated under the Exchange Act for including a stockholder proposal in the Board of Directors' solicitation of proxies. Therefore, in order to be included in the Board of Directors' solicitation of proxies relating to the 1999 Annual Meeting of the Company's stockholders, a stockholder proposal must be received by the Secretary of the Company at 200 Crescent Court, Suite 1365, Dallas, Texas 75201, no later than June 3, 1999.

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


                             LIBERTE INVESTORS INC.



February 12, 1999                      By:    /s/ Gerald J. Ford
                                              ----------------------------------
                                              Gerald J. Ford
                                              Chief Executive Officer and
                                              Chairman of the Board

February 12, 1999                      By:    /s/ Samuel C. Perry
                                              ----------------------------------
                                              Samuel C. Perry
                                              Controller and Principal
                                              Accounting Officer