Form 10-Q/A
period 1998-12-31
LIBERTE INVESTORS INC
filed 1999-02-17
CIK 1017907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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

                             LIBERTE INVESTORS INC.
                                   FORM 10-Q/A
                     FOR THE QUARTER ENDED DECEMBER 31, 1998


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