Form 10-Q
period 1999-03-31
LIBERTE INVESTORS INC
filed 1999-05-13
CIK 1017907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended March 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, $.01 par value, as of the close of business on May 13, 1999: 20,256,097 shares.

                             LIBERTE INVESTORS INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999



                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Consolidated Statements of Financial Condition
             March 31, 1999 and June 30, 1998..............................   3

             Consolidated Statements of Operations
             Nine Months Ended March 31, 1999 and 1998.....................   4

             Consolidated Statements of Operations
             Three Months Ended March 31, 1999 and 1998....................   5

             Consolidated Statements of Cash Flows
             Nine Months Ended March 31, 1999 and 1998.....................   6

             Notes to Consolidated Financial Statements....................   7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................   9

     Item 3. Quantitative and Qualitative Disclosures
             About Market Risk.............................................  12

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings.............................................  13

     Item 2. Changes in Securities and Use of Proceeds.....................  13

     Item 3. Defaults upon Senior Securities...............................  13

     Item 4. Submission of Matters to a Vote of Security Holders...........  13

     Item 5. Other Information.............................................  13

     Item 6. Exhibits and Reports on Form 8-K..............................  13

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                    March 31,       June 30,
                                                      1999            1998
                                                  -------------   -------------
Assets
Unrestricted cash                                 $  56,025,684   $  53,998,721
Restricted cash and cash equivalents                     66,427          64,310
                                                  -------------   -------------
      Total cash and cash equivalents                56,092,111      54,063,031


Foreclosed real estate held for sale                  2,810,267       3,028,273
Accrued interest and other receivables                    3,921           4,343
Other assets, net                                        46,222         438,951
                                                  -------------   -------------
      Total assets                                $  58,952,521   $  57,534,598
                                                  =============   =============


Liabilities and Stockholders' Equity
Liabilities-accrued and other liabilities         $     495,590   $     507,356

Stockholders' Equity
Common stock, $.01 par value,
   50,000,000 shares authorized,
   20,256,097 shares issued and outstanding             202,561         202,561
Additional paid-in capital                          309,392,399     309,392,399
Accumulated deficit                                (251,138,029)   (252,567,718)
                                                  -------------   -------------

     Total stockholders' equity                      58,456,931      57,027,242
                                                  -------------   -------------

Commitments and contingencies

     Total liabilities and stockholders' equity   $  58,952,521   $  57,534,598
                                                  =============   =============




See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Nine Months Ended
                                                              March 31,
                                                     ---------------------------
                                                        1999            1998
                                                     -----------     -----------
Income
  Interest on deposits in banks                      $ 1,925,845     $ 2,040,959
  Interest income on notes receivable                         --              41
  Gains on sales of foreclosed real estate               119,593              --
  Other                                                   12,279          38,287
                                                     -----------     -----------
Total income                                           2,057,717       2,079,287
                                                     -----------     -----------
Expenses
  Insurance                                               92,912         116,652
  Compensation and employee benefits                      79,311          63,504
  Legal, audit and advisory fees                          46,396          54,847
  Franchise taxes                                         66,491          72,742
  Foreclosed real estate operations                      117,673         148,292
  General and administrative                             225,245         242,815
                                                     -----------     -----------
Total expenses                                           628,028         698,852
                                                     -----------     -----------
Net Income                                           $ 1,429,689     $ 1,380,435
                                                     ===========     ===========
Basic net income per share of common stock           $      0.07     $      0.07
                                                     ===========     ===========
Weighted average number of shares of
  common stock                                        20,256,097      20,256,097
                                                     ===========     ===========





See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                        1999             1998
                                                     -----------     -----------
Income
  Interest on deposits in banks                      $   603,393     $   676,882
  Other                                                      340           9,148
                                                     -----------     -----------
Total income                                             603,733         686,030
                                                     -----------     -----------
Expenses
  Insurance                                               30,169          37,750
  Compensation and employee benefits                      28,145          26,171
  Legal, audit and advisory fees                          15,896          18,114
  Franchise taxes                                         22,417          43,985
  Foreclosed real estate operations                       34,920          75,298
  General and administrative                              72,667          94,634
                                                     -----------     -----------
Total expenses                                           204,214         295,952
                                                     -----------     -----------
Net Income                                           $   399,519     $   390,078
                                                     ===========     ===========
Basic net income per share of common stock           $      0.02     $      0.02
                                                     ===========     ===========
Weighted average number of shares of
  common stock                                        20,256,097      20,256,097
                                                     ===========     ===========




See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Nine Months Ended
                                                                              March 31,
                                                                    ----------------------------
                                                                        1999            1998
                                                                    ------------    ------------
Cash flows from operating activities:
  Net income                                                        $  1,429,689    $  1,380,435
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                                         14,391          14,976
    Amortization of discount on notes receivable                              --             (93)
    Decrease (increase) in accrued interest and other receivables            422            (124)
    Decrease in other assets                                             379,096          95,226
    (Decrease) increase in accrued and other liabilities                  (5,321)         84,298
    Gains from sales of foreclosed real estate                          (119,593)             --
                                                                    ------------    ------------
        Net cash provided by operating activities                      1,698,684       1,574,718
                                                                    ------------    ------------

Cash flows from investing activities:
    Collections of notes receivable                                           --           1,786
    Proceeds from sales of foreclosed real estate                        331,154              --
    Additions to fixed assets                                               (758)        (14,632)
    Increase in restricted cash and cash equivalents                      (2,117)         (2,307)
                                                                    ------------    ------------
        Net cash provided by (used in) investing activities              328,279         (15,153)
                                                                    ------------    ------------

Net increase in unrestricted cash and cash equivalents                 2,026,963       1,559,565
Unrestricted cash at beginning of period                              53,998,721      52,474,290
                                                                    ------------    ------------

Unrestricted cash at end of period                                  $ 56,025,684    $ 54,033,855
                                                                    ============    ============


See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)


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


Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

The accompanying consolidated financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 40 acres of land located in Arlington, Texas. All intercompany balances and transactions have been eliminated.


Note C - Foreclosed Real Estate Held For Sale

At March 31, 1999, the Company held foreclosed real estate for sale in the form of undeveloped land. The March 31, 1999 carrying amount of these assets was approximately $2,810,000. The foreclosed real estate for sale consists of land totaling approximately 546 acres in San Antonio, Texas and approximately 40 acres in Arlington, Texas.

In August 1998, the Company sold 56.6 acres of land in San Antonio, Texas to a single-family homebuilder for $339,600. A gain of approximately $117,000 was recognized as a result of this transaction. The buyer also has an option to purchase two additional tracts totaling 109 acres of land adjacent to the 56.6 acres and has made a $50,000 deposit to the Company for this option to purchase. The proceeds from the sale of the 56.6 acres were reduced by $186,000 to be used by the buyer to extend a road into the property and by $2,756 in property taxes paid by the purchaser. If the option to purchase the second tract is exercised, the aggregate sales price of the second tract of land will be increased by $186,000. These amounts are treated as non-cash transactions in the statements of cash flows.

In September 1998, the Company sold 55 lots in Fontana, California to a single-family homebuilder for $229,000. The 55 lots were written-down by approximately $407,000 at June 30, 1998 to more accurately reflect the value of the lots based upon the selling price less costs to complete. A gain of approximately $2,000 was recognized as a result of this transaction. The proceeds from the sale of the 55 lots was reduced by $3,689 for property taxes paid by the purchaser, which is treated as a non-cash item in the statements of cash flows.


Note D - Commitments and Contingencies

The Company's wholly-owned subsidiary, LNC Holdings, Inc., owns approximately 40 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling $1,115,000, including penalties and interest. There is no carrying value of the property due to the encumbrances.

On April 16, 1997, LNC Holdings, Inc. received a notice of final judgment from the City of Arlington with regard to the delinquent taxes. On May 27, 1997, LNC Holdings, Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing authorities to obtain title to the property. No response has yet been received. LNC Holdings, Inc. has accrued property taxes for calendar years 1999, 1998, 1997 and 1996 totaling $138,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

Cash and cash equivalents at March 31, 1999, included restricted cash of approximately $66,000 for claims due to bankruptcy. On June 30, 1997, the court issued an Administrative Closing Order and Final Decree with regard to the bankruptcy case. The claims remaining represent unclaimed dividend checks dated May 20, 1994. Any check not claimed will be voided after five years from the date of the check.

The Company is involved in routine litigation incidental to its business, which, in the opinion of management, will not result in a material adverse impact on the Company's consolidated financial condition or results of operations.


Note E - Federal Income Taxes

Although the Company had taxable income for the nine months ended March 31, 1999 and 1998, no tax liability has been recognized due to a reduction in the valuation allowance related to its net operating loss carryforwards. Based on current business activity, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.


Note F - Concentrations of Credit Risk

At March 31, 1999, the Company had certain concentrations of credit risk with two financial institutions in the form of cash, which amounted to approximately $56 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.


Note G - Reclassifications

Certain   1998   amounts   have  been   reclassified   to   conform   with  1999
classifications.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

During the nine months ended March 31, 1999, Liberte Investors Inc. continued to explore the potential acquisition of a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts have been made in fiscal 1999 to identify quality acquisitions, the Company has not yet entered into any definitive acquisition agreements.

Nine Months Ended March 31, 1999 versus Nine Months Ended March 31, 1998

Net income for the nine months ended March 31, 1999 was $1,430,000 compared to net income of $1,380,000 for the same period in 1998. The change in operating results for the nine months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks decreased to $1,926,000 for the nine months ended March 31, 1999 from $2,041,000 for the same period in 1998. This decrease is due to a decline in interest rates on the Company's interest-bearing deposits during the nine months ended March 31, 1999 versus the nine months ended March 31, 1998. Unrestricted cash increased from $54,034,000 at March 31, 1998 to $56,026,000 at March 31, 1999 primarily due to interest earned on the unrestricted cash accounts, proceeds from the sales of foreclosed real estate and the liquidation of 300,000 shares of RPI preferred stock.

There was no interest income on notes receivable for the nine months ended March 31, 1999 as compared to $41 for the same period in 1998. There were no outstanding balances on notes receivables at March 31, 1999.

There were no gains on the sales of foreclosed real estate for the nine months ended March 31, 1998 as compared to $120,000 for the nine months ended March 31, 1999. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of its carrying value. The gains recognized for the nine months ended March 31, 1999 are from the sale of 56.6 acres in San Antonio, Texas and from the sale of 55 lots in Fontana, California.

Other income decreased to $12,000 for the nine months ended March 31, 1999 as compared to $38,000 for the nine months ended March 31, 1998. Other income for the nine months ended March 31, 1998 and for the nine months ended March 31, 1999 are primarily dividend payments received on RPI preferred stock. Such dividend payments for the nine months ended March 31, 1999 decreased significantly as compared to the same period in 1998 due to the liquidation in August 1998 of the 300,000 shares of RPI preferred stock held by the Company.

Insurance expense decreased to $93,000 for the nine months ended March 31, 1999, as compared to $117,000 for the same period in 1998. The decrease is primarily due to decreased premiums related to Directors' and Officers' insurance.

Compensation and employee benefits expense increased to $79,000 for the nine months ended March 31, 1999 from $64,000 for the same period in 1998. The increase is due to the Company having just one employee for two months of the nine months ended March 31, 1998. The Company had two employees for all of the nine months ended March 31, 1999.

Legal, audit and advisory fees were $46,000 for the nine months ended March 31, 1999 as compared to $55,000 for the nine months ended March 31, 1998. Legal expenses were lower for the nine months ended March 31, 1999 as compared to the same period in 1998 due to the Company having sold 56.6 acres in San Antonio, Texas and 55 lots in Fontana, California, with no sales contracts pending on the remaining foreclosed real estate.

Franchise tax expense decreased from $73,000 for the nine months ended March 31, 1998 to $66,000 for the nine months ended March 31, 1999. Franchise tax expense for the nine months ended March 31, 1998 is higher due to an adjusting accrual made to record 1997 Delaware franchise taxes.

Foreclosed real estate operations expense decreased from $148,000 for the nine months ended March 31, 1998 to $118,000 for the same period in 1999. Foreclosed real estate operations expense is higher for the nine months ended March 31, 1998 due to real estate expenses incurred to foreclose the 55 lots in Fontana, California and lower property tax expense for the nine months ended March 31, 1999.

General and administrative expense decreased from $243,000 during the nine months ended March 31, 1998 to $225,000 for the same period in 1999. The decrease is attributed primarily to a reduction in shareholder relations expense for the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998.

Three Months Ended March 31, 1999 versus Three Months Ended March 31, 1998

Net income for the three months ended March 31, 1999 was $400,000 compared to net income of $390,000 for the same period in 1998. The change in operating results for the three months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks decreased to $603,000 for the three months ended March 31, 1999 from $677,000 for the same period in 1998. This decrease is due to a decline in interest rates on the Company's interest-bearing deposits during the three months ended March 31, 1999 versus the three months ended March 31, 1998. Unrestricted cash increased from $54,034,000 at March 31, 1998 to $56,026,000 at March 31, 1999 primarily due to interest earned on the unrestricted cash accounts, proceeds from the sales of foreclosed real estate and the liquidation of 300,000 shares of RPI preferred stock.

Other income for the three months ended March 31, 1998 was $9,000, which was primarily a dividend payment received on RPI preferred stock. No dividend payments on RPI preferred stock were received for the three months ended March 31, 1999 due to the liquidation of the 300,000 shares of RPI preferred stock in August 1998.

Insurance expense decreased to $30,000 for the three months ended March 31, 1999, as compared to $38,000 for the same period in 1998. The decrease is primarily due to decreased premiums related to Directors' and Officers' insurance.

Compensation and employee benefits expense increased to $28,000 for the three months ended March 31, 1999 from $26,000 for the same period in 1998. The increase is due to an increase in employees' salaries due to yearly adjustments.

Legal, audit and advisory fees were $16,000 for the three months ended March 31, 1999 as compared to $18,000 for the three months ended March 31, 1998. Legal expenses are less for the three months ended March 31, 1999 because during that period there were no sales contracts pending on the remaining foreclosed real estate.

Franchise tax expense decreased from $44,000 for the three months ended March 31, 1998 to $22,000 for the three months ended March 31, 1999. Franchise tax expense for the three months ended March 31, 1998 is higher due to an adjusting accrual made to record 1997 Delaware franchise taxes.

Foreclosed real estate operations expense decreased from $75,000 for the three months ended March 31, 1998 to $35,000 for the same period in 1999. Foreclosed real estate operations expense is higher for the three months ended March 31, 1998 due to real estate expenses incurred to foreclose the 55 lots in Fontana, California and lower property tax expense for the three months ended March 31, 1999.

General and administrative expense decreased from $95,000 during the three months ended March 31, 1998 to $73,000 for the same period in 1999. The decrease is attributed primarily to a reduction in shareholder relations expenses for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

Liquidity and Capital Resources

The Company's principal funding requirements are operating expenses, including legal, audit, and advisory expenses incurred in connection with evaluation of potential acquisition candidates and other strategic opportunities. The Company anticipates that its primary sources of funding for operating expenses will be proceeds from the sale of foreclosed real estate, interest income on cash and cash equivalents, and cash on hand.

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

Year 2000 Issue

The Company recognized that the arrival of the Year 2000 poses a unique challenge to the ability of an entity's information technology system and non-information technology systems to recognize the date change from December 31, 1999 to January 1, 2000. As of March 31, 1999, the Company is continuing to assess and has made certain changes to provide for continued functionality of its systems. An assessment of the readiness of the Company's external entities, such as vendors, customers, payment systems and others is ongoing. Due to the nature and extent of the Company's operations that are effected by Year 2000 issues, the Company does not believe that Year 2000 issues will have a material adverse effect on the business operation or the financial performance of the Company. There can be no assurance, however, that Year 2000 issues will not adversely effect the Company or its business. The Company believes that the cost to make appropriate changes to its internal and external systems will not be significant and that such costs will be funded completely through operations.


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

                             LIBERTE INVESTORS INC.


May 13, 1999              By: /s/ Gerald J. Ford
                              --------------------------------------------------
                              Gerald J. Ford
                              Chief Executive Officer and Chairman of the Board

May 13, 1999              By: /s/ Samuel C. Perry
                              --------------------------------------------------
                              Samuel C. Perry
                              Controller and Principal Accounting Officer