Form 10-K405
period 1999-06-30
LIBERTE INVESTORS INC
filed 1999-09-28
CIK 1017907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                    FORM 10-K

        [X]        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30, 1999

                                       OR

        |_|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from ______ to ______
                          Commission File Number 1-6802

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

                                                        Name of each exchange
        Title of each class                              on which registered
        -------------------                             ---------------------
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

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment on this Form 10-K. |X|

      The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on September 24, 1999 was $33,643,263. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant's common stock are the affiliates of the registrant.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes |X|* No |_|

* The registrant's confirmed plan of reorganization under Chapter 11 of the Bankruptcy Code did not provide for a distribution of securities; however, all required documents and reports have been timely filed by the registrant after confirmation of the plan.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had 20,256,097 shares of common stock, $.01 per share par value, outstanding as of September 24, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:
  Portions of the Registrant's Proxy Statement to be furnished to stockholders in connection with its 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

                             LIBERTE INVESTORS INC.

                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

  Item 1.  Business........................................................  3

  Item 2.  Properties......................................................  4

  Item 3.  Legal Proceedings...............................................  4

  Item 4.  Submission of Matters to a Vote of Security Holders.............  4

PART II

  Item 5.  Market for the Company's Common Equity and Related
             Stockholder Matters.... ......................................  5

  Item 6.  Selected Financial Data.........................................  6

  Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................  6

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk......  11

  Item 8.  Financial Statements and Supplementary Data.....................  11

  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  11

PART III

  Item 10. Directors and Executive Officers of the Company.................  12

  Item 11. Executive Compensation..........................................  12

  Item 12. Security Ownership of Certain Beneficial Owners and Management..  12

  Item 13. Certain Relationships and Related Transactions..................  12

PART IV

  Item 14. Exhibits, Financial Statement Schedules and Reports on
             Form 8-K......................................................  13

  Signatures...............................................................  15

  Index to Consolidated Financial Statements............................... F-1

                                     PART I

Item 1. Business

      Liberte Investors Inc. ("LBI" or the "Company") is a Delaware corporation which was organized in April of 1996 in order to effect the reorganization of Liberte Investors, a Massachusetts business trust (the "Trust"), pursuant to which the Trust contributed its assets to the Company and received all of the Company's outstanding common stock, par value $.01 per share ("Shares" or "Common Stock"). The Trust then distributed to its shareholders in redemption of all outstanding shares of beneficial interest in the Trust (the "Beneficial Shares") the Shares of the Company. The Company assumed all of the Trust's assets and outstanding liabilities and obligations. Thereafter, the Trust was terminated.

      Since August of 1996, the Company has been actively pursuing opportunities to acquire one or more operating companies.

Portfolio Review

      At June 30, 1999, the Company owned foreclosed real estate totaling $2.8 million. At June 30, 1999, there were no outstanding notes receivables and all foreclosed real estate was classified as nonearning.

      Foreclosed real estate consisted of three properties, all of which are held for sale. The foreclosed real estate held by the Company at June 30, 1999 consisted of undeveloped land located in Texas. See also Note 2 of Notes to Consolidated Financial Statements.

      At June 30, 1999, the Company's notes receivable had been collected or written-off, resulting in no outstanding notes receivable.

      At June 30, 1999, the Company had impaired loans from prior foreclosure related deficiency notes and/or judgments with no carrying value. The face amounts ranged from $12,000 to $3,118,000. These receivables are unsecured, and collections are doubtful. Should any amount be collected on these receivables, the Company would recognize a gain. See also Note 3 of Notes to Consolidated Financial Statements.

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

      With regard to efforts to identify suitable acquisition candidates, the Company competes with numerous prospective buyers (many of which are much larger than the Company), including various investment funds, other companies in similar industries, corporate conglomerates, individual investors, etc. Economic conditions have resulted in substantial amounts of cash becoming available for new acquisition activity by both institutional and individual investors. Consequently, many potential acquisition candidates targeted by the Company have been pursued by numerous prospective buyers and bidding has been competitive.

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

      At June 30, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $225 million, which are available to offset future federal taxable income. These carryforwards will expire in 2005 through 2011. See also Note 5 of Notes to Consolidated Financial Statements.

Personnel

      At June 30, 1999, the Company had two full-time employees and no part-time employees. The Company engages real estate consultants as needed with regard to real estate related matters and utilizes independent accountants and legal advisors as needed when evaluating a potential acquisition.

Item 2. Properties

      The Company's principal executive offices are located at 200 Crescent Court, Suite 1365, Dallas, Texas and are occupied by the Company under a lease agreement expiring December 31, 2000. See Note 4 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

      The Company is from time to time involved in routine litigation arising in the normal course of business which, in the opinion of management, will not result in a material adverse impact on the Company's consolidated financial condition, results of operations, or cash flows without regard to any possible insurance or third party reimbursement.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

Price Range of Common Stock

      The common stock of Liberte Investors Inc. is listed on the New York Stock Exchange (the "NYSE") under the symbol "LBI." The following table sets forth the high and low sales price per share for the common stock as reported on the NYSE Composite Transaction Tape for the periods indicated:

        Fiscal Year                                          High        Low
        -----------                                          ----        ---
        1999
            First Quarter ............................     $ 3 13/16   $ 2 5/8
            Second Quarter ...........................       3 1/2       2 3/4
            Third Quarter ............................       3 5/8       3 1/16
            Fourth Quarter ...........................       3 3/4       3 1/8

        1998
            First Quarter ............................     $ 4 1/2     $ 3 11/16
            Second Quarter ...........................       4 3/4       3 11/16
            Third Quarter ............................       4 1/8       3 13/16
            Fourth Quarter ...........................       4 1/8       3 5/8

      The high and low sales price per share of common stock as reported on the NYSE Composite Transaction Tape on September 24, 1999, were $3.00 and $2.8125, respectively. At September 24, 1999, there were approximately 1,500 record holders of LBI common stock.

Dividend Policy

      On June 7, 1999, the Board of Directors of the Company declared a special cash dividend of $0.06 per share paid to stockholders of record on June 30, 1999. The Company also paid a special cash dividend of $0.031 per share on June 30, 1998. Although the Company has paid dividends the past two years, the Company does not anticipate paying cash dividends in the future, but intends to retain earnings for use in acquiring an operating business.

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

Item 6. Selected Financial Data (in thousands, except per share amount)

      The following table sets forth selected statement of operations and statement of financial condition data at and for the five years ended June 30, 1999. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto of the Company and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Form 10-K.

                                                         Year Ended June 30,
                                           --------------------------------------------------
                                           1999        1998        1997       1996       1995
                                           ----        ----        ----       ----       ----
                                              (dollars in thousands, except per share data)
Statement of Operations Data:
 Revenues                              $    2,662   $    2,778    $ 2,527    $ 2,784    $ 2,172
 Provision for loan losses                     --           --         --        187      3,192
 Net income (loss)                          1,850        1,450      1,309        835     (2,868)
 Basic and diluted net income (loss)
  per common share                           0.09         0.07       0.07       0.07      (0.23)
 Cash dividends declared per share           0.06        0.031         --         --         --

                                                                June 30,
                                           --------------------------------------------------
                                           1999        1998        1997       1996       1995
                                           ----        ----        ----       ----       ----
                                                         (dollars in thousands)
Statement of Financial Condition Data:
  Total assets                         $   58,216   $   57,535    $56,445    $33,354    $32,036
  Stockholders' equity                     57,735       57,027     56,206     32,852     31,620

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

General

      During the fiscal year ended June 30, 1999, Liberte Investors Inc. continued to explore the potential acquisition of a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts have been made to identify quality acquisitions in fiscal 1999, the Company has not yet entered into any definitive acquisition agreements.

      1999 compared with 1998

      Net income for the year ended June 30, 1999 increased to $1,850,000 from $1,450,000 for the year ended June 30, 1998, an increase of 28%. This change in operating results is discussed below.

      Interest income on interest-bearing deposits in banks decreased to $2,530,000 for the year ended June 30, 1999 from $2,721,000 for the year ended June 30, 1998. This decrease is due to a decline in interest rates on the Company's interest-bearing deposits during the year ended June 30, 1999. Unrestricted cash increased from $54.0 million at June 30, 1998 to $55.3 million at June 30, 1999 primarily due to interest earned on unrestricted cash accounts, proceeds from the sale of foreclosed real estate and the liquidation of 300,000 shares of Resurgence Properties, Inc. ("RPI") preferred stock.

      The Company did not receive any notes receivable interest income for the year ended June 30, 1999 as compared to $41 for the year ended June 30, 1998. There were no outstanding balances on notes receivables at June 30, 1999 or 1998.

      There were no gains on sales of foreclosed real estate during the year ended June 30, 1998 as compared to $120,000 for the year ended June 30, 1999. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of its carrying value. The gains recognized during the year ended June 30, 1999 are from the sale of 56.6 acres in San Antonio, Texas and from the sale of 55 lots in Fontana, California.

      Other income decreased to $13,000 for the year ended June 30, 1999 from $57,000 for the year ended June 30, 1998. Other income for the year ended June 30, 1998 consisted primarily of dividends on RPI preferred and common stock and interest received on property tax refunds. Other income for the year ended June 30, 1999 represented primarily dividends on RPI preferred stock. Such dividend payments for the year ended June 30, 1999 decreased significantly as compared to the same period in 1998 due to the liquidation in August 1998 of the 300,000 shares of RPI preferred stock held by the Company.

      Insurance expense decreased to $122,000 for the year ended June 30, 1999 from $151,000 for the year ended June 30, 1998. This decrease is primarily due to decreased premiums related to directors' and officers' insurance coverage.

      Foreclosed real estate operations expense decreased $48,000 from $193,000 for the year ended June 30, 1998 to $145,000 for the year ended June 30, 1999. The decrease is primarily due to lower property tax expense for fiscal 1999 resulting from the sale of 56.6 acres in San Antonio, Texas and from the sale of 55 lots in Fontana, California and additional expenses incurred in fiscal 1998 to foreclose on the 55 lots in Fontana, California.

      Loss on write-down of foreclosed real estate was $407,000 for the year ended June 30, 1998. There were no write-downs of foreclosed real estate for the year ended June 30, 1999. The write-down for 1998 was made to more accurately reflect estimated sales proceeds less selling costs of single family lots in Fontana, California.

      Legal, audit and consulting fees were $68,000 for the year ended June 30, 1999 as compared to $73,000 incurred in the year ended June 30, 1998. Legal fees in 1999 were lower due to the Company having sold 56.6 acres in San Antonio, Texas and 55 lots in Fontana, California, with no sales contracts pending on the remaining foreclosed real estate.

      Franchise tax expense decreased from $96,000 in 1998 to $75,000 in 1999 because the Company did not have to pay Texas franchise taxes during the year ended June 30, 1999 and because fiscal 1998 tax expense was higher because of an adjustment to record 1997 Delaware franchise tax.

      Compensation and employee benefits increased by $17,000 from $90,000 during the year ended June 30, 1998 to $107,000 for the year ended June 30, 1999. Compensation expense is higher for the year ended June 30, 1999 due to the Company having just one employee for two months during the year ended June 30, 1998.

      General and administrative expense decreased from $253,000 for the year ended June 30, 1998 to $232,000 for the year ended June 30, 1999. The decrease is primarily due to a reduction in shareholder relations and other general and administrative expenses during the year ended June 30, 1999.

1998 compared with 1997

      Net income for the year ended June 30, 1998 increased to $1,450,000 from $1,309,000 for the year ended June 30, 1997, an increase of 11%. This change in operating results is discussed below.

      Interest income on interest-bearing deposits in banks increased to $2,721,000 for the year ended June 30, 1998 from $2,364,000 for the year ended June 30, 1997. This increase was due to growth in the unrestricted cash balance available for interest-bearing deposits. Unrestricted cash increased from $52.5 million at June 30, 1997 to $54.0 million at June 30, 1998 primarily due to interest earned on unrestricted cash accounts. This increase in unrestricted cash resulted in a higher average daily balance of interest-bearing deposits for the year ended June 30, 1998 as compared to June 30, 1997.

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

      Other income increased to $57,000 for the year ended June 30, 1998 from $39,000 for the year ended June 30, 1997. Other income for the year ended June 30, 1998 consisted primarily of dividends on RPI preferred and common stock and interest received on property tax refunds. Other income for the year ended June 30, 1997 represented primarily dividends on RPI preferred stock.

      Insurance expense decreased to $151,000 for the year ended June 30, 1998 from $307,000 for the year ended June 30, 1997. This decrease was primarily due to decreased premiums related to directors' and officers' insurance coverage.

      Foreclosed real estate operations expense decreased $64,000 from $257,000 for the year ended June 30, 1997 to $193,000 for the year ended June 30, 1998. The decrease was primarily due to lower property tax expense for fiscal 1998 resulting from reduced appraised values on land owned in San Antonio, Texas and higher property tax expense for 1997 due to an accrual to establish 1996 and 1997 property taxes on 40 acres of land held by LNC Holdings, Inc. which is encumbered by delinquent taxes.

      Loss on write-down of foreclosed real estate was $407,000 for the year ended June 30, 1998. There were no write-downs of foreclosed real estate for the year ended June 30, 1997. The write-down for 1998 was made to more accurately reflect estimated sales proceeds less selling costs of single family lots in Fontana, California.

      Legal, audit and consulting fees were $73,000 for the year ended June 30, 1998, a decrease of $95,000 from the $168,000 incurred in the year ended June 30, 1997. Fees in 1997 were primarily for real estate consulting services, additional expenses related to the collection of deficiency notes that had been previously written-off and legal advisory work related to potential acquisitions.

      Directors' fees and expenses increased from $46,000 in 1997 to $64,000 in 1998. Director fees increased in 1998 due to an increase in the number of compensated directors of the Company from four in 1997 to five in 1998.

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

      Operating activities for the year ended June 30, 1999 provided $1.8 million of cash compared to $2.2 million and $1.4 million provided in 1998 and 1997, respectively. The table below reflects cash flow from operating activities (in millions):

                                                        Year Ended June 30,
                                                     ------------------------
                                                      1999      1998     1997
                                                     ------   ------   ------
Total income                                         $  2.7   $  2.8   $  2.5
Operating expenses                                     (0.8)    (1.3)    (1.2)
Net change in other receivables,
  assets and liabilities                               (0.1)     0.7      0.1
                                                     ------   ------   ------
Net cash provided by operating activities            $  1.8   $  2.2   $  1.4
                                                     ======   ======   ======

      Net cash provided by investing activities for the year ended June 30, 1999 was $708,000 compared to net cash used of $16,000 for the year ended June 30, 1998 and net cash provided of $1.4 million for the year ended June 30, 1997. Net cash provided for 1999 was primarily from sales of foreclosed real estate, liquidation of 300,000 shares of RPI preferred stock and liquidation of restricted cash accounts, while net cash used in 1998 was primarily for fixed asset purchases and net cash provided in 1997 was a result of collections from the Company's note receivable portfolio. The table below reflects cash flow from investing activities (in millions):

                                                        Year Ended June 30,
                                                     ------------------------
                                                      1999      1998     1997
                                                     ------   ------   ------
Collections on mortgage loans                        $   --   $   --   $  1.3
Liquidation of restricted cash                          0.1       --       --
Liquidation of RPI preferred stock                      0.3       --       --
Sales of foreclosed real estate                         0.3       --      0.1
                                                     ------   ------   ------
Net cash provided by investing activities            $  0.7   $   --   $  1.4
                                                     ======   ======   ======

      Net cash used in financing activities totaled $1.2 million for the year ended June 30, 1999 due to a cash dividend paid on June 30, 1999. Net cash used in financing activities totaled $0.6 million for the year ended June 30, 1998 due to a cash dividend paid on June 30, 1998. Net cash provided by financing activities totaled $22.5 million for the year ended June 30, 1997 primarily due to the issuance of new stock to Hunter's Glen, less expenses of the new issue. Total cash and cash equivalents were $55.3 million at June 30, 1999.

      The Company plans to finance acquisitions with its cash and cash equivalents, borrowings and private or public debt and equity financings. On August 17, 1999, certain restrictions on issuing additional shares of common stock expired, which allows the Company to issue additional common stock to fund an acquisition. Prior to August 17, 1999, the Company was effectively precluded from issuing any additional shares of common stock for three years after the sale of Common Stock to Hunter's Glen in order to avoid restricting the use of its NOL carryforwards.

Year 2000

      The Company recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of computer systems to recognize the date change from December 31, 1999 to January 1, 2000. The Company presently has a general ledger account system that is compliant with Year 2000 issues. The Company's two largest vendors, who are large financial institutions, have made public disclosures stating their systems are Year 2000 compliant, although the Company can make no assurances that problems will not be encountered due to a vendor Year 2000 problem. The most likely worst case scenario is currently considered by the Company to be the lack of access to funds held by the two financial institutions, although the Company believes this occurrence would be of a short duration and not have a material financial impact on the Company.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      The Company's financial instruments consists primarily of cash and cash equivalents. As noted in Note 8 to the Consolidated Financial Statements, the Company has approximately $55 million of its cash in interest bearing deposits in two financial institutions, which are due on demand. Fair value of these financial instruments approximates carrying value due to the liquidity and short-term nature of these instruments. The Company is subject to interest rate risk should rates fluctuate as it relates to interest income earned from these financial instruments. It is the intention of management to ultimately acquire a viable operating company in order to increase value to existing shareholders and provide a new focus and direction for the Company. These financial instruments would be used to fund such acquisitions.

Item 8. Financial Statements and Supplementary Data

      See "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" for a listing of the consolidated financial statements filed with this report. The response to this item is submitted in a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable

                                    PART III

Item 10. Directors and Executive Officers of the Company

      The information concerning the directors and executive officers of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be filed with the Commission and sent to stockholders in connection with the Company's Annual Meeting of Stockholders to be held November 12, 1999 under the headings "DIRECTOR NOMINEES AND EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," which information is incorporated herein by reference.

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

            (1)   Consolidated Financial Statements:
                  See Index to Consolidated Financial Statements on Page F-1.

            (2) Consolidated Financial Statements Schedule IV - Mortgage Loans on Real Estate on Page F-14.

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

      DATED: September 24, 1999            LIBERTE INVESTORS INC.


                                                   /s/ GERALD J. FORD
                                           -------------------------------------
                                           Gerald J. Ford
                                           Chief Executive Officer and Chairman
                                           of the Board

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

          Signatures                             Title                                      Date
          ----------                             -----                                      ----

    /s/ GERALD J. FORD               Chief Executive Officer and Chairman               September 24, 1999
-----------------------------         of the Board (Principal Executive Officer)
        Gerald J. Ford

    /s/ SAMUEL C. PERRY              Controller                                         September 24, 1999
-----------------------------        (Principal Financial Officer and Principal
        Samuel C. Perry              Accounting Officer)

    /s/ GENE H. BISHOP               Director                                           September 24, 1999
-----------------------------
        Gene H. Bishop

    /s/ HARVEY B. CASH               Director                                           September 24, 1999
-----------------------------
        Harvey B. Cash

/s/ ROBERT TED ENLOE, III            Director                                           September 24, 1999
-----------------------------
     Robert Ted Enloe, III

 /s/ EDWARD W. ROSE, III             Director                                           September 24, 1999
-----------------------------
      Edward W. Rose, III

    /s/ GARY SHULTZ                  Director                                           September 24, 1999
-----------------------------
         Gary Shultz

                             Liberte Investors Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      The following consolidated financial statements of Liberte Investors Inc. are included in response to Item 8 and Item 14 (a) (1) and 14 (a) (2):

                                                                           Page
                                                                           ----
Report of KPMG LLP, Independent Auditors ................................   F-2

Consolidated Statements of Financial Condition
  as of June 30, 1999 and June 30, 1998 .................................   F-3

Consolidated Statements of Operations for the years
  ended June 30, 1999, 1998 and 1997 ....................................   F-4

Consolidated Statements of Stockholders' Equity for
   the years ended June 30, 1999, 1998 and 1997 .........................   F-5

Consolidated Statements of Cash Flows for the years
   ended June 30, 1999, 1998 and 1997 ...................................   F-6

Notes to Consolidated Financial Statements ..............................   F-7

Schedule IV - Mortgage Loans on Real Estate .............................   F-14

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Liberte Investors Inc.:

We have audited the consolidated financial statements of Liberte Investors Inc. and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberte Investors Inc. and subsidiary as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                       KPMG LLP

Dallas, Texas
August 6, 1999

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    June 30,         June 30,
                                                      1999            1998
                                                 -------------    -------------
Assets
Unrestricted cash and cash equivalents           $  55,280,342    $  53,998,721
Restricted cash and cash equivalents                        --           64,310
                                                 -------------    -------------
   Total cash and cash equivalents                  55,280,342       54,063,031

Foreclosed real estate held for sale                 2,810,267        3,028,273
Accrued interest and other receivables                   3,790            4,343
Other assets, net                                      121,160          438,951
                                                 -------------    -------------
   Total assets                                  $  58,215,559    $  57,534,598
                                                 =============    =============

Liabilities and Stockholders' Equity
Liabilities-accrued and other liabilities        $     480,728    $     507,356

Stockholders' Equity
Common stock, $.01 par value,
 50,000,000 shares authorized,
 20,256,097 shares issued and outstanding              202,561          202,561
Additional paid-in capital                         309,392,399      309,392,399
Accumulated deficit                               (251,860,129)    (252,567,718)
                                                 -------------    -------------

   Total stockholders' equity                       57,734,831       57,027,242
                                                 -------------    -------------

Commitments and contingencies

   Total liabilities and stockholders' equity    $  58,215,559    $  57,534,598
                                                 =============    =============

See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended June 30,
                                                  ---------------------------------------
                                                      1999         1998          1997
                                                  -----------   -----------   -----------
Income
  Interest-bearing deposits in banks              $ 2,529,537   $ 2,721,150   $ 2,364,381
  Notes receivable interest                                --            41       111,776
  Gain  on sales of foreclosed real estate            119,593            --        11,310
  Other                                                12,789        57,012        39,145
                                                  -----------   -----------   -----------
Total income                                        2,661,919     2,778,203     2,526,612
                                                  -----------   -----------   -----------

Expenses
  Insurance                                           121,828       151,197       307,292
  Foreclosed real estate operations                   144,591       193,140       257,017
  Loss on write-down of foreclosed real estate             --       407,348            --
  Legal, audit and consulting fees                     68,396        72,847       167,895
  Directors fees and expenses                          63,000        63,500        46,050
  Franchise tax                                        75,266        96,270        65,206
  Compensation and employee benefits                  107,302        89,584       134,803
  General and administrative                          231,940       253,359       225,365
                                                  -----------   -----------   -----------
Total expenses                                        812,323     1,327,245     1,203,628
                                                  -----------   -----------   -----------

Income before income taxes                          1,849,596     1,450,958     1,322,984

Income tax expense                                         --         1,456        14,000
                                                  -----------   -----------   -----------

Net Income                                        $ 1,849,596   $ 1,449,502   $ 1,308,984
                                                  ===========   ===========   ===========

Basic and diluted net income
  per share of common stock                       $      0.09   $      0.07   $      0.07
                                                  ===========   ===========   ===========

Weighted average number of shares of
  common stock                                     20,256,097    20,256,097    19,237,758
                                                  ===========   ===========   ===========

See notes to consolidated financial statements

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                          Additional
                                         Number of       Beneficial        Number of         Common        Paid-In
                                           Shares         Interest          Shares           Stock         Capital
                                           ------         --------          ------           -----         -------
Balance at June 30, 1996                 12,153,658    $ 287,954,763               --   $          --   $          --

  Exchange of shares pursuant
    to plan of reorganization           (12,153,658)    (287,954,763)      12,153,658         121,537     287,428,901

  Issuance of common stock,
    net of stock issuance
    costs of $1,047,429                          --               --        8,102,439          81,024      21,963,498

  Net income                                     --               --               --              --              --
                                      -------------    -------------    -------------   -------------   -------------

Balance at June 30, 1997                         --               --       20,256,097         202,561     309,392,399

  Dividends paid ($0.031 per share)              --               --               --              --              --

  Net income                                     --               --               --              --              --
                                      -------------    -------------    -------------   -------------   -------------

Balance at June 30, 1998                         --               --       20,256,097         202,561     309,392,399

  Dividends paid ($0.06 per share)               --               --               --              --              --

  Unclaimed dividends from
    bankruptcy reorganization                    --               --               --              --              --

  Net income                                     --               --               --              --              --
                                      -------------    -------------    -------------   -------------   -------------

Balance at June 30, 1999                         --    $          --       20,256,097   $     202,561   $ 309,392,399
                                      =============    =============    =============   =============   =============


                                            Treasury       Accumulated
                                              Stock          Deficit            Total
                                              -----          -------            -----
Balance at June 30, 1996                 $    (404,325)   $(254,698,265)   $  32,852,173

  Exchange of shares pursuant
    to plan of reorganization                  404,325               --               --

  Issuance of common stock,
    net of stock issuance
    costs of $1,047,429                             --               --       22,044,522

  Net income                                        --        1,308,984        1,308,984
                                         -------------    -------------    -------------

Balance at June 30, 1997                            --     (253,389,281)      56,205,679

  Dividends paid ($0.031 per share)                 --         (627,939)        (627,939)

  Net income                                        --        1,449,502        1,449,502
                                         -------------    -------------    -------------

Balance at June 30, 1998                            --     (252,567,718)      57,027,242

  Dividends paid ($0.06 per share)                  --       (1,215,366)      (1,215,366)

  Unclaimed dividends from
    bankruptcy reorganization                       --           73,359           73,359

  Net income                                        --        1,849,596        1,849,596
                                         -------------    -------------    -------------

Balance at June 30, 1999                 $          --    $(251,860,129)   $  57,734,831
                                         =============    =============    =============

See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended June 30,
                                                              ------------------------------------------------
                                                                   1999              1998              1997
                                                              ------------      ------------      ------------
Cash flows from operating activities:
  Net income                                                  $  1,849,596      $  1,449,502      $  1,308,984
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                                   17,448            17,715            14,009
    Gain from sales of foreclosed real estate                     (119,593)               --           (11,310)
    Loss on write-down of foreclosed real estate                        --           407,348                --
    Decrease in accrued interest and other receivables                 553               164            59,368
    (Increase) decrease in other assets                               (374)           25,842           277,208
    Increase (decrease) in accrued and other liabilities            41,670           267,811          (262,533)
    Income from impaired loans                                          --                --              (500)
                                                              ------------      ------------      ------------
      Net cash provided by operating activities                  1,789,300         2,168,382         1,385,226
                                                              ------------      ------------      ------------

Cash flows from investing activities:
    Collections of notes receivable                                     --             1,693         1,330,197
    Additions to fixed assets                                         (758)          (14,632)               --
    Proceeds from sales and basis reductions of
      foreclosed real estate                                       331,154                --            51,479
    Proceeds from sale of fixed assets                               1,475                --                --
    Proceeds from liquidation of other assets                      300,000                --                --
    Decrease (increase) in restricted cash investments              75,816            (3,073)           (2,912)
                                                              ------------      ------------      ------------
      Net cash provided by (used in) investing activities          707,687           (16,012)        1,378,764
                                                              ------------      ------------      ------------

Cash flows from financing activities:
   Issuance of newly issued shares of common stock                      --                --        23,091,951
   Stock issuance costs                                                 --                --          (627,245)
   Dividends paid                                               (1,215,366)         (627,939)               --
                                                              ------------      ------------      ------------
      Net cash (used in) provided by financing activities       (1,215,366)         (627,939)       22,464,706
                                                              ------------      ------------      ------------

Net increase in unrestricted cash and cash equivalents           1,281,621         1,524,431        25,228,696
Unrestricted cash and cash equivalents at beginning
      of year                                                   53,998,721        52,474,290        27,245,594
                                                              ------------      ------------      ------------
Unrestricted cash and cash equivalents at end of year         $ 55,280,342      $ 53,998,721      $ 52,474,290
                                                              ============      ============      ============

See notes to consolidated financial statements.

                      Liberte Investors Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1999, 1998, and 1997

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

      (g) Income taxes - Income taxes are maintained in accordance with SFAS No. 109, "Accounting for Income Taxes," whereby deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and operating loss and tax credit carryforwards and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.

      (h) Basic and diluted net income per share - Basic and diluted net income per share is based on the weighted average number of shares outstanding during the year.

      (i) Cash and cash equivalents - Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

                      Liberte Investors Inc. and Subsidiary

(2)   Foreclosed Real Estate

      The following is a summary of the Company's activity in foreclosed real estate for the years ended June 30, 1999, 1998, and 1997:

                                          1999          1998           1997
                                      -----------    -----------    -----------

Balance at beginning of year          $ 3,028,273    $ 3,435,621    $ 3,475,790

Write-down in value                            --       (407,348)            --
Cost of real estate sold                 (218,006)            --        (40,169)
                                      -----------    -----------    -----------
Balance at end of year                $ 2,810,267    $ 3,028,273    $ 3,435,621
                                      ===========    ===========    ===========

      The following table sets forth the Company's portion of foreclosed real estate by type of property and geographic location:

                                                         June 30,
                                              ------------------------------
                                                 1999                1998
                                              ----------          ----------
Type of Property:
Single-family lots                            $       --          $  213,052
Land                                           2,810,267           2,815,221
                                              ----------          ----------
                                              $2,810,267          $3,028,273
                                              ==========          ==========
Geographic Location:
Texas                                         $2,810,267          $2,815,221
California                                            --             213,052
                                              ----------          ----------
                                              $2,810,267          $3,028,273
                                              ==========          ==========

      The Company has substantively repossessed or obtained control of a certain property collateralizing a note receivable with an outstanding principal balance of $2,188,583 at June 30, 1997. On January 20, 1998, foreclosure of the property was completed, and all right, title, and interest in the property were conveyed to the Company. The note was recorded as foreclosed real estate in October of 1993 . This property, which consisted of 55 lots in Fontana, California, was sold in September 1998 to a single-family homebuilder for $229,020, less associated selling costs of $17,020. The 55 lots were written-down by approximately $407,000 at June 30, 1998 to more accurately reflect the value of the lots based upon the selling price less costs to complete. A gain of approximately $2,000 was recognized as a result of this transaction for the year ended June 30, 1999. The proceeds from the sale of the 55 lots was reduced by $3,689 for property taxes paid by the purchaser, which is treated as a non-cash item in the statements of cash flows.

      In August 1998, the Company sold 56.6 acres of land in San Antonio, Texas to a single-family homebuilder for $339,700, less associated selling costs of $34,126. A gain of approximately $117,000 was recognized as a result of this transaction for the year ended June 30, 1999. The buyer also has an option to purchase two additional tracts totaling 109 acres of land adjacent to the 56.6 acres and has made a $50,000 deposit to the Company for this option to purchase. The proceeds from the sale of the 56.6 acres were reduced by $186,420 to be used by the buyer to extend a road into the property and by $2,756 in property taxes paid by the purchaser. If the option to purchase the second tract is exercised, the aggregate sales price of the second tract of land will be increased by $186,420. These amounts are treated as non-cash transactions in the statements of cash flows.

                      Liberte Investors Inc. and Subsidiary

(3)   Notes Receivable

      The following is a summary of notes receivable activity for the years ended June 30, 1999, 1998 and 1997:

                                         1999            1998           1997
                                   ---------------   -----------    -----------

Balance at beginning of year       $            --   $     1,693    $ 1,331,390

Principal collections                           --        (1,323)    (1,329,317)
Write-off of principal                          --          (370)          (380)
                                   ---------------   -----------    -----------
Balance at end of year             $            --   $        --    $     1,693
                                   ===============   ===========    ===========

At June 30, 1999, 1998 and 1997, the Company had impaired loans from prior foreclosure related deficiency notes and/or judgments, with no carrying value. During fiscal 1997, in addition to the collections shown in the table above, the Company recognized $500 of loan income from impaired loans which had no carrying value at the time of collection. No collections were made during fiscal 1998 or 1999.

(4)   Commitments and Contingencies

      The Company's wholly-owned subsidiary, LNC Holdings Inc., owns approximately 40 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling approximately $1,116,000 including penalties and interest.

      On April 16, 1997, LNC Holdings Inc. received a notice of final judgment from the City of Arlington with regard to the delinquent taxes. On May 27, 1997, LNC Holdings Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing units to obtain title to the property. No response has been received. LNC Holdings Inc. has accrued property taxes for calendar year 1996, 1997, 1998 and for the six month period ended June 30, 1999 totaling $149,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

      Cash and cash equivalents at June 30, 1998 included restricted cash of approximately $64,000 for claims due to bankruptcy. The claims represented unclaimed dividends from May 1994. Any amount not claimed was voidable after five years. During May 1999, dividend checks totaling $11,506 had not been claimed, and all the outstanding dividend checks were voided. In addition, a liability of $61,853 associated with unpaid dividend amounts was reversed. The restricted cash accounts were closed and transferred into unrestricted cash accounts. These amounts were credited to accumulated deficit since the amounts were previously charged as a dividend to the accumulated deficit and are treated as a non-cash transaction in the statements of cash flows.

                      Liberte Investors Inc. and Subsidiary

      The Company entered into an operating lease dated May 16, 1997 relating to its principal executive offices. The lease expires December 31, 2000, contains a renewal option and requires the Company to pay a proportionate share of operating expenses of the building. In addition, the Company has entered into other operating leases for office equipment. Rental expense for fiscal 1999, 1998 and 1997 under these leases was approximately $88,000, $72,000 and $26,000, respectively. Future minimum lease payments under these leases are as follows:

                        Fiscal Year Ending
                           June 30,                            Amount
                           -------                             ------

                             2000                             $ 77,856
                             2001                               38,790
                                                              --------
                    Total future minimum rentals              $116,646
                                                              ========

      The Company is involved in routine litigation incidental to its business, which, in the opinion of management, will not result in a material adverse impact on the Company's consolidated financial condition, results of operations, or cash flows, without regard to possible insurance or third party reimbursement.

(5)   Federal Income Taxes

      Income tax expense attributable to income before income taxes consists of:

                                                             June 30,
                                               -----------------------------------
                                                  1999        1998          1997
                                               ---------    ---------    ---------
Federal
 Current                                       $      --    $   1,456    $  14,000
 Deferred                                             --           --           --
                                               ---------    ---------    ---------
                                               $      --    $   1,456    $  14,000
                                               =========    =========    =========

        The income tax expense for the years ended June 30, 1999, 1998 and 1997 differs from the amounts computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes as follows:

                                                             June 30,
                                               -----------------------------------
                                                  1999        1998          1997
                                               ---------    ---------    ---------
Computed "expected" income tax expense         $ 628,863    $ 493,326    $ 449,815
Increase (decrease) in taxes resulting from:
   Adjustment to deferred tax asset and
   permanent tax items                             1,208     (231,233)    (466,250)
   Change in the beginning of the year
     balance of the valuation allowance
     for deferred tax assets allocated
     to income taxes                            (630,071)    (260,637)      30,435
                                               ---------    ---------    ---------
                                               $      --    $   1,456    $  14,000
                                               =========    =========    =========

                      Liberte Investors Inc. and Subsidiary

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 1999 and 1998 are presented below:

                                                             June 30,
                                                   ----------------------------
                                                        1999            1998
                                                   ------------    ------------
Deferred tax assets:
 Net operating loss carryforwards                  $ 76,652,292    $ 77,056,215
 Basis differences of foreclosed real estate          2,103,969       2,331,370
 Capital loss carryforward                            1,629,812       1,630,006
 Other                                                1,912,654       1,911,207
                                                   ------------    ------------
  Total gross deferred tax assets                    82,298,727      82,928,798
  Less:  valuation allowance                        (82,298,727)    (82,928,798)
                                                   ------------    ------------
    Net deferred tax assets                        $         --    $         --
                                                   ============    ============

      The net change in the valuation allowance for the years ended June 30, 1999 and 1998 was a decrease of $630,071 and $260,637, respectively. Based on current business activity, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

      At June 30, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $225,448,000, which are available to offset future federal taxable income. The carryforwards will expire in 2005 through 2011. The Company also has capital loss carryforwards of approximately $4,794,000 which are available to offset future capital gains, if any, through 2001. In addition, the Company has alternative minimum tax credit carryforwards of $15,100 which are available to reduce future federal income taxes, if any, over an indefinite period.

(6)   Fair Value of Financial Instruments

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

      The fair value of cash and cash equivalents approximates their carrying value because of the liquidity and short-term maturities of these instruments. The Company believes that its deficiency notes receivable, which have no carrying value at June 30, 1999 and 1998, may have some fair value, but such value cannot be estimated and any potential collections are not measurable as to timing or amount.

                      Liberte Investors Inc. and Subsidiary

(7)   Other Assets

      In August 1998, the Company received $300,000 from the liquidation of 300,000 shares of RPI preferred stock as well as $3,514 in accrued dividends. No gain or loss was recorded as a result of the liquidation.

(8)   Concentrations of Credit Risk

      At June 30, 1999, the Company had certain concentrations of credit risk with two financial institutions in the form of cash which amounted to approximately $55 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

(9)   Stockholders' Equity

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

                      Liberte Investors Inc. and Subsidiary

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                  June 30, 1999

                                     Periodic     Face     Carrying    Principal
              Interest    Maturity    Payment    Amount     Amount      Amount
Description     Rate        Date       Terms    of Note    of Note    Delinquent
--------------------------------------------------------------------------------

                                      NONE

(1)   Reconciliation of "Mortgage Loans on Real Estate" (in thousands):

                                                         Year Ended June 30,
                                                  ------------------------------
                                                   1999        1998        1997
                                                  ------      ------      ------
Balance at beginning of year                      $   --      $    2      $1,331
Additions during year:
  Write-up in value of impaired loans                 --          --          --
  Net addition from asset swap                        --          --          --
  New mortgage loans and advances
     on existing loans and other                      --          --          --
                                                  ------      ------      ------
                                                      --           2       1,331
Deductions during year:
  Collections of principal                            --           2       1,329
  Foreclosures                                        --          --          --
  Write-off of principal                              --          --          --
                                                  ------      ------      ------
Balance at end of year                            $   --      $   --      $    2
                                                  ======      ======      ======