Form 10-Q
period 1999-09-30
LIBERTE INVESTORS INC
filed 1999-11-10
CIK 1017907

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 1999

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

                             ----------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, $.01 par value, as of the close of business on November 10, 1999: 20,256,097 shares.

                             LIBERTE INVESTORS INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

      Item  1. Financial Statements (Unaudited)

               Consolidated Statements of Financial Condition
               September 30, 1999 and June 30, 1999 .......................    3

               Consolidated Statements of Operations
               Three Months Ended September 30, 1999 and 1998 .............    4

               Consolidated Statements of Cash Flows
               Three Months Ended September 30, 1999 and 1998 .............    5

               Notes to Consolidated Financial Statements .................    6

      Item  2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations ........................    8

      Item  3. Quantitative and Qualitative Disclosures
               About Market Risk ..........................................    9

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ..................................   11

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                  September 30,      June 30,
                                                       1999            1999
                                                  -------------   -------------
Assets
Unrestricted cash                                 $  55,740,704   $  55,280,342
Foreclosed real estate held for sale                  2,810,267       2,810,267
Accrued interest and other receivables                    4,287           3,790
Other assets, net                                       112,008         121,160
                                                  -------------   -------------
      Total assets                                $  58,667,266   $  58,215,559
                                                  =============   =============

Liabilities and Stockholders' Equity
Liabilities-accrued and other liabilities         $     513,499   $     480,728

Stockholders' Equity
Common stock, $.01 par value,
   50,000,000 shares authorized,
   20,256,097 shares issued and outstanding             202,561         202,561
Additional paid-in capital                          309,392,399     309,392,399
Accumulated deficit                                (251,441,193)   (251,860,129)
                                                  -------------   -------------

     Total stockholders' equity                      58,153,767      57,734,831
                                                  -------------   -------------

Commitments and contingencies

     Total liabilities and stockholders' equity   $  58,667,266   $  58,215,559
                                                  =============   =============

See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                     ---------------------------
                                                         1999           1998
                                                     -----------     -----------
Income
  Interest on deposits in banks                      $   639,058     $   688,421
  Gains on sales of foreclosed real estate                    --         119,593
  Other                                                       --          11,939
                                                     -----------     -----------
Total income                                             639,058         819,953
                                                     -----------     -----------

Expenses
  Insurance                                               30,499          31,343
  Compensation and employee benefits                      21,303          23,188
  Legal, audit and advisory fees                          59,200          17,750
  Franchise taxes                                          9,575          22,327
  Foreclosed real estate operations                       39,332          35,376
  General and administrative                              60,213          82,957
                                                     -----------     -----------
Total expenses                                           220,122         212,941
                                                     -----------     -----------

Net Income                                           $   418,936     $   607,012
                                                     ===========     ===========

Basic net income per share of common stock           $      0.02     $      0.03
                                                     ===========     ===========

Weighted average number of shares of
  common stock                                        20,256,097      20,256,097
                                                     ===========     ===========

See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months Ended
                                                                      September 30,
                                                              ----------------------------
                                                                    1999           1998
                                                              ------------    ------------
Cash flows from operating activities:
  Net income                                                  $    418,936    $    607,012
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                                    3,377           4,010
    Increase in accrued interest and other receivables                (497)            (98)
    Decrease in other assets                                        17,282         318,087
    Increase (decrease) in accrued and other liabilities            32,771         (19,860)
    Gains from sales of foreclosed real estate                          --        (119,593)
                                                              ------------    ------------
        Net cash provided by operating activities                  471,869         789,558
                                                              ------------    ------------

Cash flows from investing activities:
    Proceeds from sales of foreclosed real estate                       --         331,154
    Additions to fixed assets                                      (11,507)           (758)
    Increase in restricted cash and cash equivalents                    --            (774)
                                                              ------------    ------------
        Net cash (used in) provided by investing activities        (11,507)        329,622
                                                              ------------    ------------

Net increase in unrestricted cash and cash equivalents             460,362       1,119,180
Unrestricted cash at beginning of period                        55,280,342      53,998,721
                                                              ------------    ------------

Unrestricted cash at end of period                            $ 55,740,704    $ 55,117,901
                                                              ============    ============

See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

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

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

The accompanying consolidated financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 40 acres of land located in Arlington, Texas. All intercompany balances and transactions have been eliminated.

Note C - Foreclosed Real Estate Held For Sale

At September 30, 1999, the Company held foreclosed real estate for sale in the form of undeveloped land. The September 30, 1999 carrying amount of these assets was approximately $2,810,000. The foreclosed real estate for sale consists of land totaling approximately 546 acres in San Antonio, Texas and approximately 40 acres in Arlington, Texas.

In October 1999, the Company sold 51.18 acres of land in San Antonio, Texas to a single-family homebuilder for a price of $307,080. A gain will be recorded as a result of this transaction subsequent to September 30, 1999.

Note D - Commitments and Contingencies

The Company's wholly-owned subsidiary, LNC Holdings, Inc., owns approximately 40 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling $1,116,000, including penalties and interest. There is no carrying value of the property due to the encumbrances.

On April 16, 1997, LNC Holdings, Inc. received a notice of final judgment from the City of Arlington with regard to the delinquent taxes. On May 27, 1997, LNC Holdings, Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing authorities to obtain title to the property. No response has yet been received. LNC Holdings, Inc. has accrued property taxes for calendar years 1999, 1998, 1997 and 1996 totaling $154,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

The Company is from time to time involved in routine litigation arising in the normal course of business, which, in the opinion of management, will not result in a material adverse impact on the Company's consolidated financial condition or results of operations.

Note E - Federal Income Taxes

Although the Company had taxable income for the three months ended September 30, 1999 and 1998, no tax liability has been recognized due to a reduction in the valuation allowance related to its net operating loss carryforwards. Based on current business activity, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

Note F - Concentrations of Credit Risk

At September 30, 1999, the Company had certain concentrations of credit risk with two financial institutions in the form of cash, which amounted to approximately $56 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

During the three months ended September 30, 1999, Liberte Investors Inc. continued to explore the potential acquisition of a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts have been made in fiscal 2000 to identify quality acquisitions, the Company has not yet entered into any definitive acquisition agreements.

Three Months Ended September 30, 1999 versus Three Months Ended September 30,
1998

Net income for the three months ended September 30, 1999 was $419,000 compared to net income of $607,000 for the same period in 1998. The change in operating results for the three months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks decreased to $639,000 for the three months ended September 30, 1999 from $688,000 for the same period in 1998. This decrease is due to a decline in interest rates on the Company's interest-bearing deposits during the three months ended September 30, 1999 versus the three months ended September 30, 1998. Unrestricted cash increased from $55,118,000 at September 30, 1998 to $55,741,000 at September 30, 1999 primarily due to interest earned on the unrestricted cash accounts, less a dividend payment to stockholders during June 1999.

There were no gains on the sales of foreclosed real estate for the three months ended September 30, 1999 as compared to $120,000 for the three months ended September 30, 1998. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The gains recognized for the three months ended September 30, 1998 were from the sale of 56.6 acres in San Antonio, Texas and from the sale of 55 lots in Fontana, California.

Other income for the three months ended September 30, 1998 was $12,000, which was primarily dividend payments received on RPI preferred stock. No dividend payments on RPI preferred stock were received for the three months ended September 30, 1999 due to the liquidation of the 300,000 shares of RPI preferred stock in August 1998.

Insurance expense decreased to $30,000 for the three months ended September 30, 1999, as compared to $31,000 for the same period in 1998. The decrease was primarily due to decreased premiums related to Directors' and Officers' insurance.

Compensation and employee benefits expense decreased to $21,000 for the three months ended September 30, 1999 from $23,000 for the same period in 1998. The decrease was due to the Company only having one employee for a majority of the three months ended September 30, 1999 as compared to two employees for a majority of the three months ended September 30, 1998.

Legal, audit and advisory fees were $59,000 for the three months ended September 30, 1999 as compared to $18,000 for the three months ended September 30, 1998. Legal and accounting expenses were higher for the three months ended September 30, 1999 due to additional legal and accounting fees for due diligence on a potential business transaction.

Franchise tax expense decreased from $22,000 for the three months ended September 30, 1998 to $10,000 for the three months ended September 30, 1999. Franchise tax expense for the three months ended September 30, 1999 is lower due to the Company having to pay minimal Texas state franchise tax for 1999.

Foreclosed real estate operations expense increased from $35,000 for the three months ended September 30, 1998 to $39,000 for the same period in 1999. Foreclosed real estate operations expense was lower for the three months ended September 30, 1998 due to a one-time reduction in property tax expense associated with the sale of the 55 lots in Fontana, California during September 1998.

General and administrative expense decreased from $83,000 during the three months ended September 30, 1998 to $60,000 for the same period in 1999. The decrease was primarily a reduction in shareholder relations expenses for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 and due to the payment of a search fee for a new employee during the three months ended September 30, 1998.

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

Year 2000 Issue

The Company recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of computer systems to recognize the date change from December 31, 1999 to January 1, 2000. The Company presently has a general ledger accounting system that is compliant with Year 2000 issues. The Company's two largest vendors, who are large financial institutions, have made public disclosures stating their systems are Year 2000 compliant, although the Company can make no assurances that problems will not be encountered due to a vendor Year 2000 problem. The most likely worst case scenario is currently considered by the Company to be the lack of access to funds held by the two financial institutions, although the Company believes this occurrence would be of a short duration and not have a material financial impact on the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's financial instruments consists primarily of cash and cash equivalents. The Company has approximately $56 million of its cash in interest bearing deposits in two financial institutions, which are due on demand. Fair value of these financial instruments approximates carrying value due to the liquidity and short-term nature of these instruments. The Company is subject to interest rate risk should rates fluctuate as it relates to interest income earned from these financial instruments. It is the intention of management to ultimately acquire a viable operating company in order to increase value to existing shareholders and provide a new focus and direction for the Company. These financial instruments would be used to fund such acquisitions.

                          PART II. - OTHER INFORMATION

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

                               LIBERTE INVESTORS INC.


November 10, 1999         By:  /s/ Gerald J. Ford
                               ------------------------------------------------
                               Gerald J. Ford
                               Chief Executive Officer and Chairman of the
                               Board


November 10, 1999         By:  /s/ Samuel C. Perry
                               ------------------------------------------------
                               Samuel C. Perry
                               Controller and Principal Accounting Officer