Form 10-Q
period 1999-12-31
LIBERTE INVESTORS INC
filed 2000-02-24
CIK 1017907

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended December 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, $.01 par value, as of the close of business on February 11, 2000: 20,256,097 shares.

                             LIBERTE INVESTORS INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

            Item 1. Financial Statements (Unaudited)

                    Consolidated Statements of Financial Condition
                    December 31, 1999 and June 30, 1999..................     3

                    Consolidated Statements of Operations
                    Six Months Ended December 31, 1999 and 1998..........     4

                    Consolidated Statements of Operations
                    Three Months Ended December 31, 1999 and 1998........     5

                    Consolidated Statements of Cash Flows
                    Six Months Ended December 31, 1999 and 1998..........     6

                    Notes to Consolidated Financial Statements...........     7

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................     9

            Item 3. Quantitative and Qualitative Disclosures
                    About Market Risk....................................    11

PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders..........    12

Item 6.     Exhibits and Reports on Form 8-K.............................    12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                  December 31,       June 30,
                                                      1999             1999
                                                 -------------    -------------
Assets
Unrestricted cash                                $  56,693,429    $  55,280,342
Foreclosed real estate held for sale                 2,462,445        2,810,267
Accrued interest and other receivables                   2,942            3,790
Other assets, net                                       78,103          121,160
                                                 -------------    -------------
    Total assets                                 $  59,236,919    $  58,215,559
                                                 =============    =============

Liabilities and Stockholders' Equity
Liabilities-accrued and other liabilities        $     451,063    $     480,728

Stockholders' Equity
Common stock, $.01 par value,
  50,000,000 shares authorized,
  20,256,097 shares issued and outstanding             202,561          202,561
Additional paid-in capital                         309,392,399      309,392,399
Accumulated deficit                               (250,809,104)    (251,860,129)
                                                 -------------    -------------

    Total stockholders' equity                      58,785,856       57,734,831
                                                 -------------    -------------

Commitments and contingencies

    Total liabilities and stockholders' equity   $  59,236,919    $  58,215,559
                                                 =============    =============

See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Six Months Ended
                                                            December 31,
                                                     ---------------------------
                                                        1999            1998
                                                     -----------     -----------
Income
  Interest on deposits in banks                      $ 1,327,429     $ 1,322,452
  Gains on sales of foreclosed real estate               119,348         119,593
  Other                                                       85          11,939
                                                     -----------     -----------
Total income                                           1,446,862       1,453,984
                                                     -----------     -----------
Expenses
  Insurance                                               61,522          62,744
  Compensation and employee benefits                      42,726          51,166
  Legal, audit and advisory fees                          77,200          30,500
  Franchise taxes                                         18,168          44,074
  Foreclosed real estate operations                       75,032          82,753
  General and administrative                             121,189         152,577
                                                     -----------     -----------
Total expenses                                           395,837         423,814
                                                     -----------     -----------

Net Income                                           $ 1,051,025     $ 1,030,170
                                                     ===========     ===========

Basic net income per share of common stock           $      0.05     $      0.05
                                                     ===========     ===========

Weighted average number of shares of
  common stock                                        20,256,097      20,256,097
                                                     ===========     ===========

See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                             December 31,
                                                     ---------------------------
                                                         1999            1998
                                                     -----------     -----------
Income
  Interest on deposits in banks                      $   688,371     $   634,031
  Gains on sales of foreclosed real estate               119,348              --
  Other                                                       85              --
                                                     -----------     -----------
Total income                                             807,804         634,031
                                                     -----------     -----------
Expenses
  Insurance                                               31,024          31,400
  Compensation and employee benefits                      21,423          27,978
  Legal, audit and advisory fees                          18,000          12,750
  Franchise taxes                                          8,593          21,747
  Foreclosed real estate operations                       35,700          47,378
  General and administrative                              60,975          69,620
                                                     -----------     -----------
Total expenses                                           175,715         210,873
                                                     -----------     -----------

Net Income                                           $   632,089     $   423,158
                                                     ===========     ===========

Basic net income per share of common stock           $      0.03     $      0.02
                                                     ===========     ===========

Weighted average number of shares of
  common stock                                        20,256,097      20,256,097
                                                     ===========     ===========

See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six Months Ended
                                                                   December 31,
                                                          ----------------------------
                                                              1999            1998
                                                          ------------    ------------
Cash flows from operating activities:
  Net income                                              $  1,051,025    $  1,030,170
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                                6,820           7,878
    Decrease in accrued interest and other receivables             848             569
    Decrease in other assets                                    47,744          48,926
   (Decrease) increase in accrued and other liabilities        (29,665)          9,301
    Gains from sales of foreclosed real estate                (119,348)       (119,593)
                                                          ------------    ------------
        Net cash provided by operating activities              957,424         977,251
                                                          ------------    ------------

Cash flows from investing activities:
    Proceeds from sales of foreclosed real estate              467,170         331,154
    Proceeds from liquidation of other assets                       --         300,000
    Additions to fixed assets                                  (11,507)           (758)
    Increase in restricted cash and cash equivalents                --          (1,458)
                                                          ------------    ------------
        Net cash provided by investing activities              455,663         628,938
                                                          ------------    ------------

Net increase in unrestricted cash and cash equivalents       1,413,087       1,606,189
Unrestricted cash at beginning of period                    55,280,342      53,998,721
                                                          ------------    ------------

Unrestricted cash at end of period                        $ 56,693,429    $ 55,604,910
                                                          ============    ============

See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Unaudited)

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

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

The accompanying consolidated financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 40 acres of land located in Arlington, Texas. All intercompany balances and transactions have been eliminated.

Note C - Foreclosed Real Estate Held For Sale

At December 31, 1999, the Company held foreclosed real estate for sale in the form of undeveloped land. The December 31, 1999 carrying amount of these assets was approximately $2,462,000. The foreclosed real estate for sale consists of land totaling approximately 496 acres in San Antonio, Texas and approximately 40 acres in Arlington, Texas.

In October 1999, the Company sold 51.18 acres of land in San Antonio, Texas to a single-family homebuilder for a price of $307,080. A gain of approximately $119,000 was recognized as a result of this transaction. The buyer has an option to purchase an additional tract totaling 58 acres of land adjacent to the 51.18 acres and has a $25,000 deposit with the Company for this option. The proceeds from the sale of the 51.18 acres were increased by $186,000, which had been deducted from a prior purchase to be used by the buyer to extend a road into the property. The buyer had previously paid a $25,000 deposit on the 51.18 acres, which is treated as non-cash transactions in the statements of cash flows.

Note D - Commitments and Contingencies

The Company's wholly-owned subsidiary, LNC Holdings, Inc., owns approximately 40 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling $1,116,000, including penalties and interest. There is no carrying value of the property due to the encumbrances.

On April 16, 1997, LNC Holdings, Inc. received a notice of final judgment from the City of Arlington with regard to the delinquent taxes. On May 27, 1997, LNC Holdings, Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing authorities to obtain title to the property. No response has yet been received. LNC Holdings, Inc. has accrued property taxes for calendar years 1999, 1998, 1997 and 1996 totaling $161,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

The Company is from time to time involved in routine litigation arising in the normal course of business, which, in the opinion of management, will not result in a material adverse impact on the Company's consolidated financial condition or results of operations.

Note E - Federal Income Taxes

Although the Company had taxable income for the six months ended December 31, 1999 and 1998, no tax liability has been recognized due to a reduction in the valuation allowance related to its net operating loss carryforwards. Based on current business activity, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

Note F - Concentrations of Credit Risk

At December 31, 1999, the Company had certain concentrations of credit risk with two financial institutions in the form of cash, which amounted to approximately $57 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

Note G - Reclassifications

Certain amounts have been reclassified in the 1998 financial statements to conform to the 1999 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

During the six months ended December 31, 1999, Liberte Investors Inc. continued to explore the potential acquisition of a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts have been made in fiscal 2000 to identify quality acquisitions, the Company has not yet entered into any definitive acquisition agreements.

Six Months Ended December 31, 1999 versus Six Months Ended December 31, 1998

Net income for the six months ended December 31, 1999 was $1,051,000 compared to net income of $1,030,000 for the same period in 1998. The change in operating results for the six months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks increased to $1,327,000 for the six months ended December 31, 1999 from $1,322,000 for the same period in 1998. This increase is due to an increase in interest rates on the Company's interest-bearing deposits during the six months ended December 31, 1999 versus the six months ended December 31, 1998. Unrestricted cash increased from $55,605,000 at December 31, 1998 to $56,693,000 at December 31, 1999
primarily due to interest earned on the unrestricted cash accounts, proceeds from the sale of real estate, less a dividend payment to stockholders during June 1999.

Gains on the sales of foreclosed real estate was $119,000 for the six months ended December 31, 1999 as compared to $120,000 for the six months ended December 31, 1998. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The gains recognized for the six months ended December 31, 1999 were from the sale of
51.18 acres in San Antonio, Texas.

Other income for the six months ended December 31, 1998 was $12,000, which was primarily dividend payments received on RPI preferred stock. No dividend payments on RPI preferred stock were received for the six months ended December 31, 1999 due to the liquidation of the 300,000 shares of RPI preferred stock in August 1998.

Insurance expense decreased to $62,000 for the six months ended December 31, 1999, as compared to $63,000 for the same period in 1998. The decrease was primarily due to decreased premiums related to Directors' and Officers' insurance.

Compensation and employee benefits expense decreased to $43,000 for the six months ended December 31, 1999 from $51,000 for the same period in 1998. The decrease was due to the Company only having one employee for a majority of the six months ended December 31, 1999 as compared to two employees for a majority of the six months ended December 31, 1998.

Legal, audit and advisory fees were $77,000 for the six months ended December 31, 1999 as compared to $31,000 for the six months ended December 31, 1998. Legal and accounting expenses were higher for the six months ended December 31, 1999 due to additional legal and accounting fees for due diligence on a potential business transaction.

Franchise tax expense decreased from $44,000 for the six months ended December 31, 1998 to $18,000 for the six months ended December 31, 1999. Franchise tax expense for the six months ended December 31, 1999 is lower due to the Company having to pay minimal Texas state franchise tax for 1999.

Foreclosed real estate operations expense decreased from $83,000 for the six months ended December 31, 1998 to $75,000 for the same period in 1999. Foreclosed real estate operations expense was lower for the six months ended December 31, 1999 due to a reduction in property taxes and real estate consulting fees.

General and administrative expense decreased from $153,000 during the six months ended December 31, 1998 to $121,000 for the same period in 1999. The decrease was primarily a reduction in shareholder relations expenses for the six months ended December 31, 1999 as compared to the six months ended December 31, 1998 and due to the payment of a search fee for a new employee during the six months ended December 31, 1998.

Three Months Ended December 31, 1999 versus Three Months Ended December 31, 1998

Net income for the three months ended December 31, 1999 was $632,000 compared to net income of $423,000 for the same period in 1998. The change in operating results for the three months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks increased to $688,000 for the three months ended December 31, 1999 from $634,000 for the same period in 1998. This increase is due to an increase in interest rates and an increase in the average balance outstanding on the Company's interest-bearing deposits during the three months ended December 31, 1999 versus the three months ended December 31, 1998. Unrestricted cash increased from $55,605,000 at December 31, 1998 to $56,693,000 at December 31, 1999 primarily due to interest earned on the unrestricted cash accounts, less a dividend payment to stockholders during June 1999.

There were no gains on the sales of foreclosed real estate for the three months ended December 31, 1998 as compared to $119,000 for the three months ended December 31, 1999. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The gains recognized for the three months ended December 31, 1999 were from the sale of
51.18 acres in San Antonio, Texas.

Compensation and employee benefits expense decreased to $21,000 for the three months ended December 31, 1999 from $28,000 for the same period in 1998. The decrease was due to the Company only having one employee for the three months ended December 31, 1999 as compared to two employees for the three months ended December 31, 1998.

Legal, audit and advisory fees were $18,000 for the three months ended December 31, 1999 as compared to $13,000 for the three months ended December 31, 1998. Legal expenses were higher for the three months ended December 31, 1999 due to additional legal fees for due diligence on a potential business transaction and for contracts relating to the sale of foreclosed real estate.

Franchise tax expense decreased from $22,000 for the three months ended December 31, 1998 to $9,000 for the three months ended December 31, 1999. Franchise tax expense for the three months ended December 31, 1999 is lower due to the Company having to pay minimal Texas state franchise tax for 1999.

Foreclosed real estate operations expense decreased from $47,000 for the three months ended December 31, 1998 to $36,000 for the same period in 1999. Foreclosed real estate operations expense was lower for the three months ended December 31, 1999 due to a reduction in property tax expense associated with the sale of property and a reduction in real estate consulting fees.

General and administrative expense decreased from $70,000 during the three months ended December 31, 1998 to $61,000 for the same period in 1999. The decrease was primarily a reduction in shareholder relations expenses for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998.

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

Year 2000 Issue

As of the date of this report, the Company's information systems were not adversely affected by the change to the calendar year 2000. There were no internal system disruptions and the Company is not aware of any failures affecting third parties with whom the Company conducts business. The Company will continue to monitor the situation for any internal or third party disruptions, but expects none at this time. Costs incurred by the Company related to Year 2000 issues were not material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's financial instruments consists primarily of cash and cash equivalents. The Company has approximately $57 million of its cash in interest bearing deposits in two financial institutions, which are due on demand. Fair value of these financial instruments approximates carrying value due to the liquidity and short-term nature of these instruments. The Company is subject to interest rate risk should rates fluctuate as it relates to interest income earned from these financial instruments. It is the intention of management to ultimately acquire a viable operating company in order to increase value to existing shareholders and provide a new focus and direction for the Company. These financial instruments would be used to fund such acquisitions.

                          PART II. - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      The Annual Meeting of the Company's stockholders was held on November 12, 1999 for the purpose of voting on two proposals. The proposals, including the results of the voting, are as follows:

      Proposal No. 1.   Proposal to elect each of Messrs. Gene H. Bishop, Harvey
                        B. Cash, Robert Ted Enloe, III, Gerald J. Ford, Edward
                        W. Rose, III, and Gary Shultz as directors of the Company until expiration of his term at the 2000 Annual
                        Meeting of stockholders and until his successor is elected and qualified or until his earlier death, resignation or removal from office.

                                          Number of Shares of Common Stock
                                          --------------------------------

                                              For                Withheld
                                              ---                --------
                        G. Bishop         19,382,208              101,484
                        H. Cash           19,382,500              101,192
                        R. Enloe          19,371,704              111,988
                        G. Ford           19,383,662              100,030
                        E. Rose           19,382,740              100,952
                        G. Shultz         19,381,108              102,584

      Proposal No. 2    Proposal to approve the ratification of the selection of
                        KPMG LLP ("KPMG") as the Company's independent accountants for the fiscal year ending June 30, 2000.

                                           Number of
                                           Shares of
                                          Common Stock
                                          ------------
                        For                19,397,707
                        Against                63,991
                        Abstain                21,994

      The total number of shares of Common Stock voted on Proposals No. 1 and 2 was 19,483,692, or approximately 96.2% of the outstanding shares of Common Stock.

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

                               LIBERTE INVESTORS INC.


February 11, 2000         By:  /s/ Gerald J. Ford
                               -------------------------------------------
                               Gerald J. Ford
                               Chief Executive Officer and Chairman of the
                               Board


February 11, 2000         By:  /s/ Samuel C. Perry
                               -------------------------------------------
                               Samuel C. Perry
                               Controller and Principal Accounting Officer