Form 10-Q
period 2000-03-31
LIBERTE INVESTORS INC
filed 2000-05-15
CIK 1017907

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant's common stock, $.01 par value, as of the close of business on May 12, 2000: 20,256,097 shares.

                             LIBERTE INVESTORS INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

      Item 1.     Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition
                  March 31, 2000 and June 30, 1999........................... 3

                  Consolidated Statements of Operations
                  Nine Months Ended March 31, 2000 and 1999.................. 4

                  Consolidated Statements of Operations
                  Three Months Ended March 31, 2000 and 1999................. 5

                  Consolidated Statements of Cash Flows
                  Nine Months Ended March 31, 2000 and 1999.................. 6

                  Notes to Consolidated Financial Statements................. 7

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................ 9

      Item 3.     Quantitative and Qualitative Disclosures
                  About Market Risk..........................................11

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.................................12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                    March 31,        June 30,
                                                      2000            1999
                                                  ------------    ------------
Assets
Unrestricted cash                                 $ 57,220,604    $ 55,280,342
Foreclosed real estate held for sale                 2,462,445       2,810,267
Accrued interest and other receivables                   5,021           3,790
Other assets, net                                       45,311         121,160
                                                  ------------    ------------
      Total assets                                $ 59,733,381    $ 58,215,559
                                                  ============    ============

Liabilities and Stockholders' Equity
Liabilities-accrued and other liabilities         $    390,285    $    480,728

Stockholders' Equity
Common stock, $.01 par value,
   50,000,000 shares authorized,
   20,256,097 shares issued and outstanding            202,561         202,561
Additional paid-in capital                         309,392,399     309,392,399
Accumulated deficit                               (250,251,864)   (251,860,129)
                                                  ------------    ------------

     Total stockholders' equity                     59,343,096      57,734,831
                                                  ------------    ------------

Commitments and contingencies

     Total liabilities and stockholders' equity   $ 59,733,381    $ 58,215,559
                                                  ============    ============

See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Nine Months Ended
                                                                  March 31,
                                                         -------------------------
                                                             2000          1999
                                                         -----------   -----------
Income
  Interest on deposits in banks                          $ 2,061,160   $ 1,925,845
  Gains on sales of foreclosed real estate                   119,348       119,593
  Other                                                           85        12,279
                                                         -----------   -----------
Total income                                               2,180,593     2,057,717
                                                         -----------   -----------
Expenses
  Insurance                                                   91,306        92,912
  Compensation and employee benefits                          64,339        79,311
  Legal, audit and advisory fees                             100,200        46,396
  Franchise taxes                                             26,837        66,491
  Foreclosed real estate operations                          104,302       117,673
  General and administrative                                 185,344       225,245
                                                         -----------   -----------
Total expenses                                               572,328       628,028
                                                         -----------   -----------

Net Income                                               $ 1,608,265   $ 1,429,689
                                                         ===========   ===========

Basic and diluted net income per share of common stock   $      0.08   $      0.07
                                                         ===========   ===========

Weighted average number of shares of
  common stock                                            20,256,097    20,256,097
                                                         ===========   ===========

See notes to consolidated financial statements

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                         -------------------------
                                                             2000          1999
                                                         -----------   -----------
Income
  Interest on deposits in banks                          $   733,732   $   603,393
  Other                                                           --           340
                                                         -----------   -----------
Total income                                                 733,732       603,733
                                                         -----------   -----------
Expenses
  Insurance                                                   29,784        30,169
  Compensation and employee benefits                          21,613        28,145
  Legal, audit and advisory fees                              23,000        15,896
  Franchise taxes                                              8,669        22,417
  Foreclosed real estate operations                           30,406        34,920
  General and administrative                                  63,019        72,667
                                                         -----------   -----------
Total expenses                                               176,491       204,214
                                                         -----------   -----------
Net Income                                               $   557,241   $   399,519
                                                         ===========   ===========
Basic and diluted net income per share of common stock   $      0.03   $      0.02
                                                         ===========   ===========
Weighted average number of shares of
  common stock                                            20,256,097    20,256,097
                                                         ===========   ===========

See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                             March 31,
                                                                   ----------------------------
                                                                       2000            1999
                                                                   ------------    ------------
Cash flows from operating activities:
  Net income                                                       $  1,608,265    $  1,429,689
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                                         9,811          14,391
   (Increase) decrease in accrued interest and other receivables         (1,231)            422
    Decrease in other assets                                             77,545          79,096
    Decrease in accrued and other liabilities                           (90,443)         (5,321)
    Gains from sales of foreclosed real estate                         (119,348)       (119,593)
                                                                   ------------    ------------
        Net cash provided by operating activities                     1,484,599       1,398,684
                                                                   ------------    ------------

Cash flows from investing activities:
    Proceeds from sales of foreclosed real estate                       467,170         331,154
    Proceeds from liquidation of other assets                                --         300,000
    Additions to fixed assets                                           (11,507)           (758)
    Increase in restricted cash and cash equivalents                         --          (2,117)
                                                                   ------------    ------------
        Net cash provided by investing activities                       455,663         628,279
                                                                   ------------    ------------

Net increase in unrestricted cash and cash equivalents                1,940,262       2,026,963
Unrestricted cash at beginning of period                             55,280,342      53,998,721
                                                                   ------------    ------------

Unrestricted cash at end of period                                 $ 57,220,604    $ 56,025,684
                                                                   ============    ============

See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

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

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

The accompanying consolidated financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 40 acres of land located in Arlington, Texas. All intercompany balances and transactions have been eliminated.

Note C - Foreclosed Real Estate Held For Sale

At March 31, 2000, the Company held foreclosed real estate for sale in the form of undeveloped land. The March 31, 2000 carrying amount of these assets was approximately $2,462,000. The foreclosed real estate for sale consists of land totaling approximately 496 acres in San Antonio, Texas and approximately 40 acres in Arlington, Texas.

In October 1999, the Company sold 51.18 acres of land in San Antonio, Texas to a single-family homebuilder for a price of $307,080. A gain of approximately $119,000 was recognized as a result of this transaction. The buyer has an option to purchase an additional tract totaling 58 acres of land adjacent to the 51.18 acres and has a $25,000 deposit with the Company for this option. The proceeds from the sale of the 51.18 acres were increased by $186,000, which had been deducted from a prior purchase to be used by the buyer to extend a road into the property. The buyer had previously paid a $25,000 deposit on the 51.18 acres, which is treated as a non-cash transaction in the statements of cash flows.

Note D - Commitments and Contingencies

The Company's wholly-owned subsidiary, LNC Holdings, Inc., owns approximately 40 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling $1,136,000, including penalties and interest. There is no carrying value of the property due to the encumbrances.

On April 16, 1997, LNC Holdings, Inc. received a notice of final judgment from the City of Arlington with regard to the delinquent taxes. On May 27, 1997, LNC Holdings, Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing authorities to obtain title to the property. No response has yet been received. LNC Holdings, Inc. has accrued property taxes for calendar years 1996 through 2000 totaling $167,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

The Company is from time to time involved in routine litigation arising in the normal course of business, which, in the opinion of management, will not result in a material adverse impact on the Company's consolidated financial condition or results of operations.

Note E - Federal Income Taxes

Although the Company had taxable income for the nine months ended March 31, 2000 and 1999, no tax liability has been recognized due to a reduction in the valuation allowance related to its net operating loss carryforwards. Based on current business activity, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

Note F - Concentrations of Credit Risk

At March 31, 2000, the Company had certain concentrations of credit risk with two financial institutions in the form of cash, which amounted to approximately $57 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

Note G - Reclassifications

Certain amounts have been reclassified in the 1999 financial statements to conform to the 2000 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

During the nine months ended March 31, 2000, Liberte Investors Inc. continued to explore the potential acquisition of a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts have been made in fiscal 2000 to identify quality acquisitions, the Company has not yet entered into any definitive acquisition agreements.

Nine Months Ended March 31, 2000 versus Nine Months Ended March 31, 1999

Net income for the nine months ended March 31, 2000 was $1,608,000 compared to net income of $1,430,000 for the same period in 1999. The change in operating results for the nine months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks increased to $2,061,000 for the nine months ended March 31, 2000 from $1,926,000 for the same period in 1999. This increase is due to an increase in interest rates and an increase in the average balance outstanding on the Company's interest-bearing deposits during the nine months ended March 31, 2000 versus the nine months ended March 31, 1999. Unrestricted cash increased from $56,026,000 at March 31, 1999 to $57,221,000 at March 31, 2000 primarily due to interest earned on the unrestricted cash accounts, proceeds from the sale of real estate, less a dividend payment to stockholders during June 1999.

Gains on the sales of foreclosed real estate was $119,000 for the nine months ended March 31, 2000 as compared to $120,000 for the nine months ended March 31, 1999. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The gains recognized for the nine months ended March 31, 2000 were from the sale of 51.18 acres in San Antonio, Texas.

Other income for the nine months ended March 31, 1999 was $12,000, which was primarily dividend payments received on RPI preferred stock. No dividend payments on RPI preferred stock were received for the nine months ended March 31, 2000 due to the liquidation of the 300,000 shares of RPI preferred stock in August 1998.

Insurance expense decreased to $91,000 for the nine months ended March 31, 2000, as compared to $93,000 for the same period in 1999. The decrease was primarily due to decreased premiums related to Directors' and Officers' insurance.

Compensation and employee benefits expense decreased to $64,000 for the nine months ended March 31, 2000 from $79,000 for the same period in 1999. The decrease was due to the Company only having one employee for a majority of the nine months ended March 31, 2000 as compared to two employees for a majority of the nine months ended March 31, 1999.

Legal, audit and advisory fees were $100,000 for the nine months ended March 31, 2000 as compared to $46,000 for the nine months ended March 31, 1999. Legal and accounting expenses were higher for the nine months ended March 31, 2000 due to additional legal and accounting fees for due diligence on a potential business transaction and for contracts relating to the sale of foreclosed real estate.

Franchise tax expense decreased from $66,000 for the nine months ended March 31, 1999 to $27,000 for the nine months ended March 31, 2000. Franchise tax expense for the nine months ended March 31, 2000 is lower due to the Company having to pay minimal Texas state franchise tax for 1999.

Foreclosed real estate operations expense decreased from $118,000 for the nine months ended March 31, 1999 to $104,000 for the same period in 2000. Foreclosed real estate operations expense was lower for the nine months ended March 31, 2000 due to a reduction in real estate consulting fees.

General and administrative expense decreased from $225,000 during the nine months ended March 31, 1999 to $185,000 for the same period in 2000. The decrease was primarily a reduction in shareholder relations expenses for the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999 and due to the payment of a search fee for a new employee during the nine months ended March 31, 1999.

Three Months Ended March 31, 2000 versus Three Months Ended March 31, 1999

Net income for the three months ended March 31, 2000 was $557,000 compared to net income of $400,000 for the same period in 1999. The change in operating results for the three months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks increased to $734,000 for the three months ended March 31, 2000 from $603,000 for the same period in 1999. This increase is due to an increase in interest rates and an increase in the average balance outstanding on the Company's interest-bearing deposits during the three months ended March 31, 2000 versus the three months ended March 31, 1999. Unrestricted cash increased from $56,026,000 at March 31, 1999 to $57,221,000 at March 31, 2000 primarily due to interest earned on the unrestricted cash accounts, proceeds from the sale of real estate, less a dividend payment to stockholders during June 1999.

Legal, audit and advisory fees were $23,000 for the three months ended March 31, 2000 as compared to $16,000 for the three months ended March 31, 1999. Legal expenses were higher for the three months ended March 31, 2000 due to additional legal fees for due diligence on a potential business transaction and for contracts relating to the sale of foreclosed real estate.

Franchise tax expense decreased from $22,000 for the three months ended March 31, 1999 to $9,000 for the three months ended March 31, 2000. Franchise tax expense for the three months ended March 31, 2000 is lower due to the Company having to pay minimal Texas state franchise tax for 1999.

Foreclosed real estate operations expense decreased from $35,000 for the three months ended March 31, 1999 to $30,000 for the same period in 2000. Foreclosed real estate operations expense was lower for the three months ended March 31, 2000 due to a reduction in real estate consulting fees.

General and administrative expense decreased from $73,000 during the three months ended March 31, 1999 to $63,000 for the same period in 2000. The decrease was primarily a reduction in shareholder relations expenses for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

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

                               LIBERTE INVESTORS INC.


May 12, 2000               By: /s/ Gerald J. Ford
                               -------------------------------------------------
                               Gerald J. Ford
                               Chief Executive Officer and Chairman of the Board


May 12, 2000               By: /s/ Samuel C. Perry
                               -------------------------------------------------
                               Samuel C. Perry
                               Controller and Principal Accounting Officer