Form 10-K
period 2000-06-30
LIBERTE INVESTORS INC
filed 2000-09-28
CIK 1017907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30, 2000
                                       OR
      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from ______ to ______
                          Commission File Number 1-6802

                              --------------------

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

                                 Yes [X]  No [ ]

     As of September 25, 2000, there were outstanding 20,256,097 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on September 25, 2000 was $30,420,132. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant's common stock are the affiliates of the registrant.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      The registrant had 20,256,097 shares of common stock, $.01 per share par value, outstanding as of September 25, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's Proxy Statement to be furnished to stockholders in connection with its 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                             LIBERTE INVESTORS INC.

                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

   Item 1.     Business..................................................... 3

   Item 2.     Properties................................................... 4

   Item 3.     Legal Proceedings............................................ 4

   Item 4.     Submission of Matters to a Vote of Security Holders.......... 4

PART II

   Item 5.     Market for the Company's Common Equity and Related
                    Stockholder Matters..................................... 5

   Item 6.     Selected Financial Data...................................... 6

   Item 7.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................... 6

   Item 7A.    Quantitative and Qualitative Disclosures About Market Risk... 10

   Item 8.     Financial Statements and Supplementary Data.................. 10

   Item 9.     Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..................... 10

PART III

   Item 10.    Directors and Executive Officers of the Company.............. 11

   Item 11.    Executive Compensation....................................... 11

   Item 12.    Security Ownership of Certain Beneficial Owners
                    and Management.......................................... 11

   Item 13.    Certain Relationships and Related Transactions............... 11

PART IV

   Item 14.    Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K............................................. 12

   Signatures  ............................................................. 14

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

Portfolio Review

     At June 30, 2000, the Company owned foreclosed real estate totaling $2.5 million. At June 30, 2000, there were no outstanding notes receivables and all foreclosed real estate was classified as nonearning.

     Foreclosed real estate consisted of three properties, all of which are held for sale. The foreclosed real estate held by the Company at June 30, 2000 consisted of undeveloped land located in Texas. See also Note 2 of Notes to Consolidated Financial Statements.

     At June 30, 2000, the Company had impaired loans from prior foreclosure related deficiency notes and/or judgments with no carrying value. The face amounts ranged from $12,000 to $3,118,000. These receivables are unsecured, and collections are doubtful. Should any amount be collected on these receivables, the Company would recognize a gain.

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

     At June 30, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $223 million, which are available to offset future federal taxable income. These carryforwards will expire in 2005 through 2011. See also Note 4 of Notes to Consolidated Financial Statements.

Personnel

     At June 30, 2000, the Company had one full-time employee and no part-time employees. The Company engages real estate consultants as needed with regard to real estate related matters and utilizes independent accountants and legal advisors as needed when evaluating a potential acquisition.


Item 2. Properties

     The Company's principal executive offices are located at 200 Crescent Court, Suite 1365, Dallas, Texas and are occupied by the Company under a lease agreement expiring December 31, 2003. See Note 3 of Notes to Consolidated Financial Statements.


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

                                     PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

Price Range of Common Stock

     The common stock of Liberte Investors Inc. is listed on the New York Stock Exchange (the "NYSE") under the symbol "LBI." The following table sets forth the high and low sales price per share for the common stock as reported on the NYSE Composite Transaction Tape for the periods indicated:

    Fiscal Year                                           High          Low
    -----------                                           ----          ---
    2000
          First Quarter............................    $  3 11/16    $ 3 1/16
          Second Quarter...........................       3 5/8        3 1/16
          Third Quarter............................       3 5/8        3 1/16
          Fourth Quarter...........................       3 3/8        2 13/16

    1999
          First Quarter............................    $  3 13/16    $ 2 5/8
          Second Quarter...........................       3 1/2        2 3/4
          Third Quarter............................       3 5/8        3 1/16
          Fourth Quarter...........................       3 3/4        3 1/8

     The high and low sales price per share of common stock as reported on the NYSE Composite Transaction Tape on September 25, 2000, was $3.00. The approximate number of shareholders of Common Stock of the Company as of September 25, 2000 was 3,800.

Dividend Policy

     On June 7, 2000, the Board of Directors of the Company declared a special cash dividend of $0.094 per share paid to stockholders of record on June 30, 2000. The Company also paid a special cash dividend of $0.06 and $0.031 per share on June 30, 1999 and 1998, respectively. Although the Company has paid dividends the past three years, the Company does not anticipate paying cash dividends in the future but intends to retain earnings for use in acquiring an operating business.

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


Item 6. Selected Financial Data (in thousands, except per share amount)

     The following table sets forth selected statement of operations and statement of financial condition data at and for the five years ended June 30, 2000. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto of the Company and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Form 10-K.

                                                                       Year Ended June 30,
                                               -------------------------------------------------------------------
                                                 2000           1999           1998           1997           1996
                                               -------        -------        -------        -------        -------
                                                         (dollars in thousands, except per share data)
Statement of Operations Data:
  Revenues                                     $ 2,973        $ 2,662        $ 2,778        $ 2,527        $ 2,784
  Provision for loan losses                         --             --             --             --            187
  Net income                                     2,218          1,850          1,450          1,309            835
  Basic and diluted net income
    per common share                              0.11           0.09           0.07           0.07           0.07
  Cash dividends declared per share              0.094           0.06          0.031             --             --

                                                                             June 30,
                                               -------------------------------------------------------------------
                                                 2000           1999           1998           1997           1996
                                               -------        -------        -------        -------        -------
                                                                     (dollars in thousands)
Statement of Financial Condition Data:
  Total assets                                 $58,475        $58,216        $57,535        $56,445        $33,354
  Long-term obligations                             --             --             --             --             --
  Stockholders' equity                          58,048         57,735         57,027         56,206         32,852


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance, including its ability to acquire businesses in the future, and other developments. Such forward-looking statements are necessarily estimates reflecting the Company's best judgment based upon current information and involve a number of risks and uncertainties. There can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, the uncertainty as to whether the Company will be able to make future business acquisitions or that any such acquisitions will be successful, the Company's ability to obtain financing for any possible acquisitions, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.

General

     During the fiscal year ended June 30, 2000, Liberte Investors Inc. continued to explore the potential acquisition of a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts have been made to identify quality acquisitions in fiscal 2000, the Company has not yet entered into any definitive acquisition agreements.

2000 compared with 1999

     Net income for the year ended June 30, 2000 increased to $2,218,000 from $1,850,000 for the year ended June 30, 1999, an increase of 20%. This change in operating results is discussed below.

     Interest income on interest-bearing deposits in banks increased to $2,854,000 for the year ended June 30, 2000 from $2,530,000 for the year ended June 30, 1999. This increase is primarily due to an increase in interest rates. Unrestricted cash increased from $55.3 million at June 30, 1999 to $55.9 million at June 30, 2000 primarily due to interest earned on unrestricted cash accounts and proceeds from the sale of foreclosed real estate.

     Gains on the sales of foreclosed real estate were $119,000 for the year ended June 30, 2000 as compared to $120,000 for the year ended June 30, 1999. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The gains recognized for the year ended June 30, 2000 were from the sale of 51.18 acres in San Antonio, Texas.

     Other income decreased to $84 for the year ended June 30, 2000 from $13,000 for the year ended June 30, 1999. Other income for the year ended June 30, 1999 represented primarily dividends on RPI preferred stock. No dividend payments on RPI preferred stock were received for the year ended June 30, 2000 due to the liquidation of the 300,000 shares of Resurgence Properties, Inc. ("RPI") preferred stock in August 1998.

     Foreclosed real estate operations expense decreased $8,000 from $145,000 for the year ended June 30, 1999 to $137,000 for the year ended June 30, 2000. Foreclosed real estate operations expense was lower for the year ended June 30, 2000 due to a reduction in real estate consulting fees and other miscellaneous real estate costs.

     Legal, audit and consulting fees were $122,000 for the year ended June 30, 2000 as compared to $68,000 incurred in the year ended June 30, 1999. Legal and accounting expenses were higher for the year ended June 30, 2000 due to additional legal and accounting fees for due diligence on a potential business transaction and for contracts relating to the sale of foreclosed real estate.

     Franchise tax expense decreased from $75,000 in 1999 to $44,000 in 2000 due to a reduction in Texas franchise tax expense during the year ended June 30, 2000.

     Compensation and employee benefits decreased by $21,000 from $107,000 during the year ended June 30, 1999 to $86,000 for the year ended June 30, 2000. The decrease is due to the Company only having one employee for a majority of the year ended June 30, 2000 as compared to two employees for a majority of the year ended June 30, 1999.

     General and administrative expense decreased from $232,000 for the year ended June 30, 1999 to $185,000 for the year ended June 30, 2000. The decrease is primarily due to a reduction in shareholder relation expenses during the year ended June 30, 2000 and due to the payment of a search fee for a new employee during the year ended June 30, 1999.

1999 compared with 1998

     Net income for the year ended June 30, 1999 increased to $1,850,000 from $1,450,000 for the year ended June 30, 1998, an increase of 28%. This change in operating results is discussed below.

     Interest income on interest-bearing deposits in banks decreased to $2,530,000 for the year ended June 30, 1999 from $2,721,000 for the year ended June 30, 1998. This decrease is due to a decline in interest rates. Unrestricted cash increased from $54.0 million at June 30, 1998 to $55.3 million at June 30, 1999 primarily due to interest earned on unrestricted cash accounts, proceeds from the sale of foreclosed real estate and the liquidation of 300,000 shares of RPI preferred stock.

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

     Franchise tax expense decreased from $96,000 in 1998 to $75,000 in 1999 because the Company accrued less Texas franchise tax expense during the year ended June 30, 1999 and because fiscal 1998 tax expense was higher because of an adjustment to record 1997 Delaware franchise tax due to the Company's reorganization from the Trust to a Delaware corporation.

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

     Operating activities for the year ended June 30, 2000 provided $2.1 million of cash compared to $1.8 million and $2.2 million provided in 1999 and 1998, respectively. The table below reflects cash flow from operating activities (in millions):

                                                       Year Ended June 30,
                                               --------------------------------
                                                2000         1999         1998
                                               ------       ------       ------
Total income                                   $  3.0       $  2.7       $  2.8
Operating expenses                               (0.8)        (0.8)        (1.3)
Net change in other receivables,
  assets and liabilities                         (0.1)        (0.1)         0.7
                                               ------       ------       ------
Net cash provided by operating activities      $  2.1       $  1.8       $  2.2
                                               ======       ======       ======

     Net cash provided by investing activities for the year ended June 30, 2000 was $431,000 compared to net cash provided of $708,000 for the year ended June 30, 1999 and net cash used of $16,000 for the year ended June 30, 1998. Net cash provided for 2000 was primarily from sales of foreclosed real estate, while net cash provided in 1999 was primarily from sales of foreclosed real estate, liquidation of 300,000 shares of RPI preferred stock and liquidation of restricted cash accounts and net cash used in 1998 was primarily for fixed asset purchases.

The table below reflects cash flow from investing activities (in millions):

                                                       Year Ended June 30,
                                               --------------------------------
                                                2000         1999         1998
                                               ------       ------       ------
Liquidation of restricted cash                 $   --       $  0.1       $   --
Liquidation of RPI preferred stock                 --          0.3           --
Sales of foreclosed real estate                   0.4          0.3           --
                                               ------       ------       ------
Net cash provided by investing activities      $  0.4       $  0.7       $   --
                                               ======       ======       ======

     Net cash used in financing activities totaled $1.9 million for the year ended June 30, 2000 due to a cash dividend paid on June 30, 2000. Net cash used in financing activities totaled $1.2 million for the year ended June 30, 1999 due to a cash dividend paid on June 30, 1999. Net cash used in financing activities totaled $0.6 million for the year ended June 30, 1998 due to a cash dividend paid on June 30, 1998. Total cash and cash equivalents were $55.9 million at June 30, 2000.

     The  Company  plans  to  finance   acquisitions  with  its  cash  and  cash
equivalents, borrowings and private or public debt and equity financings. On August 17, 1999, certain restrictions on issuing additional shares of common stock expired, which allows the Company to issue additional common stock to fund an acquisition. Prior to August 17, 1999, the Company was effectively precluded from issuing any additional shares of common stock for three years after the sale of common stock to Hunter's Glen in order to avoid restricting the use of its net operating loss carryforwards.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The Company's financial instruments consists primarily of cash and cash equivalents. As noted in Note 8 to the Consolidated Financial Statements, the Company has approximately $56 million of its cash in interest bearing deposits in two financial institutions, which are due on demand. Fair value of these financial instruments approximates carrying value due to the liquidity and short-term nature of these instruments. The Company is subject to interest rate risk should rates fluctuate as it relates to interest income earned from these financial instruments although the Company's deposits do adjust for interest rate changes. It is the intention of management to ultimately acquire a viable operating company in order to increase value to existing shareholders and provide a new focus and direction for the Company. These financial instruments would be used to fund such acquisitions.


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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable

                                    PART III

Item 10. Directors and Executive Officers of the Company

     The information concerning the directors and executive officers of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be filed with the Commission and sent to stockholders in connection with the Company's Annual Meeting of Stockholders to be held November 10, 2000 under the headings "DIRECTOR NOMINEES AND EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," which information is incorporated herein by reference.


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

              (2)    Exhibits:

                     Exhibit
                     Number

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

     DATED:  September 25, 2000                   LIBERTE INVESTORS INC.


                                                  /s/ GERALD J. FORD
                                                  ------------------------------
                                                  Gerald J. Ford
                                                  Chief Executive Officer and
                                                  Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                       Title                           Date
     ----------                       -----                           ----

  /s/ GERALD J. FORD       Chief Executive Officer and        September 25, 2000
------------------------     Chairman of the Board
    Gerald J. Ford           (Principal Executive Officer)


  /s/ SAMUEL C. PERRY      Vice President & Controller        September 25, 2000
------------------------     (Principal Financial Officer
    Samuel C. Perry          and Principal Accounting
                             Officer)


  /s/ GENE H. BISHOP       Director                           September 25, 2000
------------------------
    Gene H. Bishop


  /s/ HARVEY B. CASH       Director                           September 25, 2000
------------------------
    Harvey B. Cash


  /s/ JEREMY B. FORD       Director                           September 25, 2000
------------------------
    Jeremy B. Ford


/s/ EDWARD W. ROSE, III    Director                           September 25, 2000
------------------------
  Edward W. Rose, III


    /s/ GARY SHULTZ        Director                           September 25, 2000
------------------------
     Gary Shultz

                             Liberte Investors Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of Liberte Investors Inc. are included in response to Item 8 and Item 14 (a) (1) and 14 (a) (2):

                                                                           Page
                                                                           ----
Report of KPMG LLP, Independent Auditors.................................  F-2

Consolidated Statements of Financial Condition
      as of June 30, 2000 and June 30, 1999..............................  F-3

Consolidated Statements of Operations for the years ended
      June 30, 2000, 1999 and 1998.......................................  F-4

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2000, 1999 and 1998.................................  F-5

Consolidated Statements of Cash Flows for the years ended
      June 30, 2000, 1999 and 1998.......................................  F-6

Notes to Consolidated Financial Statements...............................  F-7


     Separate financial statements relating to the Company's subsidiary are omitted since it is wholly-owned and such separate financial statements are not material.

     All financial statement schedules have been omitted because the required information is not material to require submission of the schedule or because the information required is included in the financial statements, including the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Liberte Investors Inc.:

We have audited the consolidated financial statements of Liberte Investors Inc. and subsidiary as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberte Investors Inc. and subsidiary as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                            KPMG LLP


Dallas, Texas
August 4, 2000

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                     June 30,         June 30,
                                                       2000             1999
                                                  -------------   -------------
Assets
Cash and cash equivalents                         $  55,887,941   $  55,280,342
Foreclosed real estate held for sale                  2,462,445       2,810,267
Accrued interest and other receivables                    5,128           3,790
Other assets, net                                       119,790         121,160
                                                  -------------   -------------
      Total assets                                $  58,475,304   $  58,215,559
                                                  =============   =============

Liabilities and Stockholders' Equity
Liabilities-accrued and other liabilities         $     427,044   $     480,728

Stockholders' Equity
Common stock, $.01 par value,
   50,000,000 shares authorized,
   20,256,097 shares issued and outstanding             202,561         202,561
Additional paid-in capital                          309,392,399     309,392,399
Accumulated deficit                                (251,546,700)   (251,860,129)
                                                  -------------   -------------

     Total stockholders' equity                      58,048,260      57,734,831
                                                  -------------   -------------

Commitments and contingencies

     Total liabilities and stockholders' equity   $  58,475,304   $  58,215,559
                                                  =============   =============


See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year Ended June 30,
                                                       -------------------------------------------------------
                                                           2000                  1999                  1998
                                                       -----------           -----------           -----------
Income:
  Interest-bearing deposits in banks                   $ 2,853,503           $ 2,529,537           $ 2,721,150
  Notes receivable interest                                     --                    --                    41
  Gain on sales of foreclosed real estate                  119,348               119,593                    --
  Other                                                         84                12,789                57,012
                                                       -----------           -----------           -----------
Total income                                             2,972,935             2,661,919             2,778,203
                                                       -----------           -----------           -----------

Expenses:
  Insurance                                                121,437               121,828               151,197
  Foreclosed real estate operations                        136,889               144,591               193,140
  Loss on write-down of foreclosed real estate                  --                    --               407,348
  Legal, audit and consulting fees                         122,200                68,396                72,847
  Directors fees and expenses                               60,000                63,000                63,500
  Franchise tax                                             43,965                75,266                96,270
  Compensation and employee benefits                        85,869               107,302                89,584
  General and administrative                               185,073               231,940               253,359
                                                       -----------           -----------           -----------
Total expenses                                             755,433               812,323             1,327,245
                                                       -----------           -----------           -----------

Income before income taxes                               2,217,502             1,849,596             1,450,958

Income tax expense                                              --                    --                 1,456
                                                       -----------           -----------           -----------

Net Income                                             $ 2,217,502           $ 1,849,596           $ 1,449,502
                                                       ===========           ===========           ===========

Basic and diluted net income
  per share of common stock                            $      0.11           $      0.09           $      0.07
                                                       ===========           ===========           ===========

Weighted average number of shares of
  common stock                                          20,256,097            20,256,097            20,256,097
                                                       ===========           ===========           ===========

See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

                                                                                     Additional
                                                    Number of         Common          Paid-In        Accumulated
                                                     Shares           Stock           Capital          Deficit            Total
                                                 -------------    -------------    -------------    -------------     -------------
Balance at June 30, 1997                            20,256,097          202,561      309,392,399     (253,389,281)       56,205,679

Dividends paid ($0.031 per share)                           --               --               --         (627,939)         (627,939)

Net income                                                  --               --               --        1,449,502         1,449,502
                                                 -------------    -------------    -------------    -------------     -------------

Balance at June 30, 1998                            20,256,097          202,561      309,392,399     (252,567,718)       57,027,242

Dividends paid ($0.06 per share)                            --               --               --       (1,215,366)       (1,215,366)

Unclaimed dividends from
    bankruptcy reorganization                               --               --               --           73,359            73,359

Net income                                                  --               --               --        1,849,596         1,849,596
                                                 -------------    -------------    -------------    -------------     -------------

Balance at June 30, 1999                            20,256,097          202,561      309,392,399     (251,860,129)       57,734,831

Dividends paid ($0.094 per share)                           --               --               --       (1,904,073)       (1,904,073)

Net income                                                  --               --               --        2,217,502         2,217,502
                                                 -------------    -------------    -------------    -------------     -------------

Balance at June 30, 2000                            20,256,097    $     202,561    $ 309,392,399    $(251,546,700)    $  58,048,260
                                                 =============    =============    =============    =============     =============

See notes to consolidated financial statements.

                             LIBERTE INVESTORS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended June 30,
                                                                          --------------------------------------------------
                                                                               2000              1999               1998
                                                                          ------------       ------------       ------------
Cash flows from operating activities:
  Net income                                                              $  2,217,502       $  1,849,596       $  1,449,502
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                                               12,801             17,448             17,715
    Gain from sales of foreclosed real estate                                 (119,348)          (119,593)                --
    Loss on write-down of foreclosed real estate                                    --                 --            407,348
    (Increase) decrease in accrued interest and other receivables               (1,338)               553                164
    Decrease (increase) in other assets                                             76               (374)            25,842
    (Decrease) increase  in accrued and other liabilities                      (28,684)            41,670            267,811
                                                                          ------------       ------------       ------------
     Net cash provided by operating activities                               2,081,009          1,789,300          2,168,382
                                                                          ------------       ------------       ------------

Cash flows from investing activities:
   Collections of notes receivable                                                  --                 --              1,693
   Additions to fixed assets                                                   (11,507)              (758)           (14,632)
   Proceeds from sales and basis reductions of
        foreclosed real estate                                                 442,170            331,154                 --
   Proceeds from sale of fixed assets                                               --              1,475                 --
   Proceeds from liquidation of other assets                                        --            300,000                 --
   Decrease (increase) in restricted cash investments                               --             75,816             (3,073)
                                                                          ------------       ------------       ------------
     Net cash provided by (used in) investing activities                       430,663            707,687            (16,012)
                                                                          ------------       ------------       ------------

Cash flows from financing activity:
   Dividends paid                                                           (1,904,073)        (1,215,366)          (627,939)
                                                                          ------------       ------------       ------------

Net increase in cash and cash equivalents                                      607,599          1,281,621          1,524,431
Cash and cash equivalents at beginning
      of year                                                               55,280,342         53,998,721         52,474,290
                                                                          ------------       ------------       ------------
Cash and cash equivalents at end of year                                  $ 55,887,941       $ 55,280,342       $ 53,998,721
                                                                          ============       ============       ============

See notes to consolidated financial statements.

                      Liberte Investors Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2000, 1999 and 1998

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

     (d) Use of estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses at the date of the consolidated financial statements. Actual results could differ from those estimates.

                      Liberte Investors Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                      Liberte Investors Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  Foreclosed Real Estate

     The following is a summary of the Company's activity in foreclosed real estate for the years ended June 30, 2000, 1999, and 1998:

                                        2000            1999            1998
                                    -----------     -----------     -----------
Balance at beginning of year        $ 2,810,267     $ 3,028,273     $ 3,435,621
Write-down in value                          --              --        (407,348)
Cost of real estate sold               (347,822)       (218,006)             --
                                    -----------     -----------     -----------
Balance at end of year              $ 2,462,445     $ 2,810,267     $ 3,028,273
                                    ===========     ===========     ===========

     All of the Company's real estate for 2000 and 1999 consists of undeveloped land located in the state of Texas.

     On January 20, 1998, foreclosure of the 55 lots in Fontana, California was completed, and all right, title, and interest in the property were conveyed to the Company. This property was sold in September 1998 to a single-family homebuilder for $229,020, less associated selling costs of $17,020. The 55 lots were written-down by approximately $407,000 at June 30, 1998 to more accurately reflect the value of the lots based upon the selling price less costs to complete. A gain of approximately $2,000 was recognized as a result of this transaction for the year ended June 30, 1999. The proceeds from the sale of the 55 lots was reduced by $3,689 for property taxes paid by the purchaser, which is treated as a non-cash item in the statements of cash flows.

     In August 1998, the Company sold 56.6 acres of land in San Antonio, Texas to a single-family homebuilder for $339,700, less associated selling costs of $34,126. A gain of approximately $117,000 was recognized as a result of this transaction for the year ended June 30, 1999. The buyer also has an option to purchase two additional tracts totaling 109 acres of land adjacent to the 56.6 acres and has made a $50,000 deposit to the Company for this option to purchase. The proceeds from the sale of the 56.6 acres were reduced by $186,420 to be used by the buyer to extend a road into the property and by $2,756 in property taxes paid by the purchaser. The sales agreement was established whereby if the option to purchase the second tract was exercised, the aggregate sales price of the second tract of land would be increased by $186,420. These amounts are also treated as non-cash transactions in the statements of cash flows.

     In October 1999, the Company sold the second tract totaling 51.18 acres of land in San Antonio, Texas to a single-family homebuilder for a price of $307,080. A gain of approximately $119,000 was recognized as a result of this transaction. The buyer has an option to purchase a third tract totaling 58 acres of land adjacent to the 51.18 acres and has a $25,000 deposit with the Company for this option. The proceeds from the sale of the 51.18 acres were increased by $186,420, which had been deducted from the August 1998 purchase to be used by the buyer to extend a road into the property. The buyer had previously paid a $25,000 deposit on the 51.18 acres, which is also treated as a non-cash transaction in the statements of cash flows.

                      Liberte Investors Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  Commitments and Contingencies

     The Company's wholly-owned subsidiary, LNC Holdings Inc., owns approximately 40 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling approximately $1,301,000 including penalties and interest.

     On April 16, 1997, LNC Holdings Inc. received a notice of final judgment from the City of Arlington with regard to the delinquent taxes. On May 27, 1997, LNC Holdings Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing units to obtain title to the property. No response has been received. LNC Holdings Inc. has accrued property taxes for calendar years 1996 through 1999 and for the six month period ended June 30, 2000 totaling $173,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

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

     The Company entered into an operating lease dated May 16, 1997 relating to its principal executive offices. On February 15, 2000, the Company signed a renewal option on the operating lease regarding its principal executive offices. The renewal expires December 31, 2003, contains an additional renewal option and requires the Company to pay a proportionate share of operating expenses of the building. In addition, the Company has entered into other operating leases for office equipment.

Rental  expense  for  fiscal  2000,   1999  and  1998  under  these  leases  was
approximately $94,000, $88,000, and $72,000, respectively. Future minimum lease payments under these leases are as follows:

                 Fiscal Year Ending
                      June 30,                         Amount
                 ------------------                 -----------
                        2001                        $    72,868
                        2002                             72,963
                        2003                             72,963
                        2004                             36,481
                                                    -----------
            Total future minimum rentals            $   255,275
                                                    ===========

     The Company is involved in routine litigation incidental to its business, which, in the opinion of management, will not result in a material adverse impact on the Company's consolidated financial condition, results of operations, or cash flows, without regard to possible insurance or third party reimbursement.

                      Liberte Investors Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Federal Income Taxes

     Income tax expense attributable to income before income taxes consists of:

                                                                    June 30,
                                                    ----------------------------------------
                                                       2000           1999            1998
                                                    ---------      ---------       ---------
Federal
     Current                                        $      --      $      --       $   1,456
     Deferred                                              --             --              --
                                                    ---------      ---------       ---------
                                                    $      --      $      --       $   1,456
                                                    =========      =========       =========

     The income tax expense for the years ended June 30, 2000, 1999, and 1998 differs from the amounts computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes as follows:

                                                                    June 30,
                                                    ----------------------------------------
                                                       2000           1999            1998
                                                    ---------      ---------       ---------
Computed "expected" income tax expense              $ 753,951      $ 628,863       $ 493,326
Increase (decrease) in taxes resulting from:
     Adjustment to deferred tax asset and
     permanent tax items                                   66          1,208        (231,233)
     Change in the beginning of the year
          balance of the valuation allowance
          for deferred tax assets allocated
          to income taxes                            (754,017)      (630,071)       (260,637)
                                                    ---------      ---------       ---------
                                                    $      --      $      --       $   1,456
                                                    =========      =========       =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2000 and 1999 are presented below:

                                                            June 30,
                                                  -----------------------------
                                                       2000             1999
                                                  ------------     ------------
Deferred tax assets:
  Net operating loss carryforwards                $ 75,962,199     $ 76,652,292
  Basis differences of foreclosed real estate        2,038,682        2,103,969
  Capital loss carryforward                          1,629,812        1,629,812
  Other                                              1,914,017        1,912,654
                                                  ------------     ------------
    Total gross deferred tax assets                 81,544,710       82,298,727
    Less:  valuation allowance                     (81,544,710)     (82,298,727)
                                                  ------------     ------------
         Net deferred tax assets                  $         --     $         --
                                                  ============     ============

     The net change in the valuation allowance for the years ended June 30, 2000, 1999 and 1998 was a decrease of $754,017, $630,071 and $260,637, respectively. Based on current business activity and the current status of business acquisitions, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

                      Liberte Investors Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     At June 30, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $223,418,000, which are available to offset future federal taxable income. The carryforwards will expire in 2005 through 2011. The Company also has capital loss carryforwards of approximately $4,794,000 which are available to offset future capital gains, if any, through 2001. In addition, the Company has alternative minimum tax credit carryforwards of $15,100 which are available to reduce future federal income taxes, if any, over an indefinite period.


(5)  Fair Value of Financial Instruments

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

     The fair value of cash and cash equivalents approximates their carrying value because of the liquidity and short-term maturities of these instruments. The Company believes that its deficiency notes receivable, which have no carrying value at June 30, 2000 and 1999, may have some fair value, but such value cannot be estimated and any potential collections are not measurable as to timing or amount.


(6)  Other Assets

     In August 1998, the Company received $300,000 from the liquidation of 300,000 shares of RPI preferred stock as well as $3,514 in accrued dividends. No gain or loss was recorded as a result of the liquidation.


(7)  Concentrations of Credit Risk

     At June 30, 2000, the Company had certain concentrations of credit risk with two financial institutions in the form of cash which amounted to approximately $56 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.


(8)  Subsequent Event

     In August 2000, the Company sold 6.46 acres of land in San Antonio, Texas for a price of $114,000. A gain of approximately $45,000 was recorded as a result of this transaction subsequent to June 30, 2000.