Form 10-Q
period 2000-09-30
LIBERTE INVESTORS INC
filed 2000-11-14
CIK 1017907

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2000

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition Period From __________ To __________

Commission File Number 1-6802

Liberté Investors Inc.
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1328153 (I.R.S. Employer Identification No.)

200 Crescent Court, Suite 1365 Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)

Registrant’s telephone number, including area code (214) 871-5935

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_   NO _____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

20,256,097 shares of Liberté’s Common Stock, $.01 Par Value, were outstanding as of November 13, 2000.

LIBERTE INVESTORS INC. FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000 INDEX

PART I - FINANCIAL INFORMATION Item 1. Financial Statements LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2000	June 30, 2000
Assets
Cash and cash equivalents	$ 56,701,651	$ 55,887,941
Foreclosed real estate held for sale	2,394,283	2,462,445
Accrued interest and other receivables	10,164	5,128
Other assets, net	100,469	119,790

Total assets	$ 59,206,567	$ 58,475,304

Liabilities and Stockholders’ Equity
Liabilities-accrued and other liabilities	$ 451,649	$ 427,044

Stockholders’ Equity
Common stock, $.01 par value,
50,000,000 shares authorized,
20,256,097 shares issued and outstanding	202,561	202,561
Additional paid-in capital	309,392,399	309,392,399
Accumulated deficit	(250,840,042)	(251,546,700)

Total stockholders’ equity	58,754,918	58,048,260

Commitments and contingencies

Total liabilities and stockholders’ equity	$ 59,206,567	$ 58,475,304

See notes to consolidated financial statements.

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,
	2000	1999
Income
Interest on deposits in banks	$ 817,406	$ 639,058
Gain on sale of foreclosed real estate	44,632	—
Other	20,000	—

Total income	882,038	639,058

Expenses
Insurance	30,454	30,499
Compensation and employee benefits	21,530	21,303
Legal, audit and advisory fees	23,598	59,200
Franchise taxes	8,775	9,575
Foreclosed real estate operations	30,237	39,332
General and administrative	60,786	60,213

Total expenses	175,380	220,122

Net Income	$ 706,658	$ 418,936

Basic and diluted net income per share of common stock	$ 0.03	$ 0.02

Weighted average number of shares of
common stock	20,256,097	20,256,097

See notes to consolidated financial statements.

LIBERTÉINVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net income	$ 706,658	$ 418,936
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	2,605	3,377
Gain on sale of foreclosed real estate	(44,632)	—
Increase in accrued interest and other receivables	(5,036)	(497)
Decrease in other assets	16,716	17,282
Increase in accrued and other liabilities	25,265	32,771

Net cash provided by operating activities	701,576	471,869

Cash flows from investing activities:
Net proceeds from sales of foreclosed real estate	112,134	—
Additions to fixed assets	—	(11,507)

Net cash provided (used in) by investing activities	112,134	(11,507)

Net increase in cash and cash equivalents	813,710	460,362
Cash and cash equivalents at beginning of period	55,887,941	55,280,342

Cash and cash equivalents at end of period	$ 56,701,651	$ 55,740,704

See notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited)

Note A - Organization

LibertéInvestors Inc., a Delaware corporation (the “Company”), was organized in April 1996 in order to effect the reorganization of LibertéInvestors, a Massachusetts business trust (the “Trust”). At a special meeting of the shareholders of the Trust held on August 15, 1996, (the “Special Meeting”), the Trust’s shareholders approved a plan of reorganization whereby the Trust contributed its assets to the Company and received all of the Company’s outstanding common stock, par value $.01 per share (“Shares” or “Common Stock”). The Trust then distributed to its shareholders in redemption of all outstanding shares of beneficial interest in the Trust (the “Beneficial Shares”) the Shares of the Company. The Company assumed all of the Trust’s assets and outstanding liabilities and obligations. Thereafter, the Trust was terminated.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

The accompanying consolidated financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 40 acres of land located in Arlington, Texas. All intercompany balances and transactions have been eliminated.

Note C - Foreclosed Real Estate Held For Sale

At September 30, 2000, the Company held foreclosed real estate for sale in the form of undeveloped land. The September 30, 2000 carrying amount of these assets was approximately $2,394,000. The foreclosed real estate for sale consists of land totaling approximately 489 acres in San Antonio, Texas and approximately 40 acres in Arlington, Texas.

In August 2000, the Company sold 6.46 acres of land in San Antonio, Texas to a developer for a price of $114,100, less associated selling costs of $1,966. A gain of approximately $45,000 was recorded as a result of this transaction. The proceeds from the sale of the 6.46 acres was reduced by $660 for property taxes paid by the purchaser, which is treated as a non-cash item in the statements of cash flows.

Note D - Commitments and Contingencies

The Company’s wholly-owned subsidiary, LNC Holdings, Inc., owns approximately 40 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling $1,301,000, including penalties and interest. There is no carrying value of the property due to the encumbrances.

On April 16, 1997, LNC Holdings, Inc. received a notice of final judgment from the City of Arlington with regard to the delinquent taxes. On May 27, 1997, LNC Holdings, Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing authorities to obtain title to the property. No response has yet been received. LNC Holdings, Inc. has accrued property taxes for calendar years 1996 through 1999 and for the nine month period ended September 30, 2000 totaling $175,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

The Company is from time to time involved in routine litigation arising in the normal course of business, which, in the opinion of management, will not result in a material adverse impact on the Company’s consolidated financial condition or results of operations.

Note E - Federal Income Taxes

Although the Company had taxable income for the three months ended September 30, 2000 and 1999, no tax liability has been recognized due to a reduction in the valuation allowance related to its net operating loss carryforwards. Based on current business activity, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

Note F - Concentrations of Credit Risk

At September 30, 2000, the Company had certain concentrations of credit risk with two financial institutions in the form of cash, which amounted to approximately $57 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

During the three months ended September 30, 2000, LibertéInvestors Inc. continued to explore the potential acquisition of a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts have been made in fiscal 2001 to identify quality acquisitions, the Company has not yet entered into any definitive acquisition agreements.

Three Months Ended September 30, 2000 versus Three Months Ended September 30, 1999

Net income for the three months ended September 30, 2000 was $707,000 compared to net income of $419,000 for the same period in 1999. The change in operating results for the three months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks increased to $817,000 for the three months ended September 30, 2000 from $639,000 for the same period in 1999. This increase is due to an increase in interest rates and an increase in the average balance outstanding on the Company’s interest-bearing deposits during the three months ended September 30, 2000 versus the three months ended September 30, 1999. Cash and cash equivalents increased from $55,741,000 at September 30, 1999 to $56,702,000 at September 30, 2000 primarily due to interest earned on the cash accounts and sales of real estate, less a dividend payment to stockholders during June 2000.

There were no gains on the sales of foreclosed real estate for the three months ended September 30, 1999 as compared to $45,000 for the three months ended September 30, 2000. The gain on sale of real estate represents proceeds received from the sale of foreclosed real estate in excess of carrying value. The gain recognized for the three months ended September 30, 2000 was from the sale of 6.46 acres in San Antonio, Texas.

Other income for the three months ended September 30, 2000 was $20,000, which was a distribution from a trust regarding an acquisition, development and construction loan made to Village Park Homes, Venture II, which was comprised of 55 lots in Fontana, California. The Company had foreclosed on the 55 lots in January 1998 and sold the 55 lots in September 1998. There was no other income for the three months ended September 30, 1999.

Legal, audit and advisory fees were $24,000 for the three months ended September 30, 2000 as compared to $59,000 for the three months ended September 30, 1999. Legal and accounting expenses were higher for the three months ended September 30, 1999 due to additional legal and accounting fees for due diligence on a potential business transaction.

Foreclosed real estate operations expense decreased from $39,000 for the three months ended September 30, 1999 to $30,000 for the same period in 2000. Foreclosed real estate operations expense was lower for the three months ended September 30, 2000 due to a reduction in property tax expenses due to property sales and a reduction in real estate consulting expenses.

Liquidity and Capital Resources

The Company’s principal funding requirements are operating expenses, including legal, audit, and advisory expenses incurred in connection with evaluation of potential acquisition candidates and other strategic opportunities. The Company anticipates that its primary sources of funding for operating expenses will be proceeds from the sale of foreclosed real estate, interest income on cash and cash equivalents, and cash on hand.

Forward-Looking Information

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance, including its ability to acquire businesses in the future, and other developments. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information, involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, the uncertainty as to whether the Company will be able to make future business acquisitions or that any such acquisitions will be successful, the Company’s ability to obtain financing for any possible acquisitions, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company’s Securities and Exchange Commission filings and other public announcements. Words or phrases when used in this Form 10-Q or other filings with the Securities and Exchange Commission, such as “does not believe” and “believes”, or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s financial instruments consist primarily of cash and cash equivalents. The Company has approximately $57 million of its cash in interest bearing deposits in two financial institutions, which are due on demand. Fair value of these financial instruments approximates carrying value due to the liquidity and short-term nature of these instruments. The Company is subject to interest rate risk should rates fluctuate as it relates to interest income earned from these financial instruments although the Company’s deposits do adjust for interest rate changes. It is the intention of management to ultimately acquire a viable operating company in order to increase value to existing shareholders and provide a new focus and direction for the Company. These financial instruments would be used to fund such acquisitions.

PART II. - OTHER INFORMATION Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

27.1	Financial Data Schedule (included only in the EDGAR filing).

(b)	Reports on Form 8-K:

None

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

LIBERTÉ INVESTORS INC.

November 13, 2000	By: /s/ Gerald J. Ford —————————————— Gerald J. Ford Chief Executive Officer and Chairman of the Board

November 13, 2000	By: /s/ Samuel C. Perry —————————————— Samuel C. Perry Controller and Principal Accounting Officer