Form 10-Q
period 2000-12-31
LIBERTE INVESTORS INC
filed 2001-02-14
CIK 1017907

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2000

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition Period From __________ To __________

Commission File Number 1-6802 Liberté Investors Inc. (Exact name of Registrant as specified in its Charter)
Delaware (State or other jurisdiction of incorporation or organization)	75-1328153 (I.R.S. Employer Identification No.)

200 Crescent Court, Suite 1365 Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)

Registrant's telephone number, including area code (214) 871-5935

—————————————————————————————————
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

     YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares outstanding of registrant's common stock, $.01 par value, as of the close of business on February 13, 2001: 20,256,097 shares.

LIBERTÉ INVESTORS INC. FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2000

INDEX

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Financial Condition
December 31, 2000 and June 30, 2000	3

Consolidated Statements of Operations
Six Months Ended December 31, 2000 and 1999	4

Consolidated Statements of Operations
Three Months Ended December 31, 2000 and 1999	5

Consolidated Statements of Cash Flows
Six Months Ended December 31, 2000 and 1999	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	11

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 6. Exhibits and Reports on Form 8-K	12

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	December 31, 2000	June 30, 2000
Assets
Cash and cash equivalents	$57,369,035	$55,887,941
Foreclosed real estate held for sale	2,394,283	2,462,445
Accrued interest and other receivables	15,023	5,128
Other assets, net	73,035	119,790

Total assets	$59,851,376	$58,475,304

Liabilities and Stockholders' Equity
Liabilities-accrued and other liabilities	$402,035	$427,044
Stockholders' Equity
Common stock, $.01 par value,
50,000,000 shares authorized,
20,256,097 shares issued and outstanding	202,561	202,561
Additional paid-in capital	309,392,399	309,392,399
Accumulated deficit	(250,145,619)	(251,546,700)

Total stockholders' equity	59,449,341	58,048,260

Commitments and contingencies
Total liabilities and stockholders' equity	$59,851,376	$58,475,304

See notes to consolidated financial statements. 3

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended December 31,
	2000	1999
Income
Interest on deposits in banks	$1,648,644	$1,327,429
Gains on sales of foreclosed real estate	44,632	119,348
Other	20,840	85

Total income	1,714,116	1,446,862

Expenses
Insurance	61,628	61,522
Compensation and employee benefits	44,304	42,726
Legal, audit and advisory fees	49,348	77,200
Franchise taxes	(46,983)	18,168
Foreclosed real estate operations	80,270	75,032
General and administrative	124,468	121,189

Total expenses	313,035	395,837

Net Income	$1,401,081	$1,051,025

Basic net income per share of common stock	$0.07	$0.05

Weighted average number of shares of
common stock	20,256,097	20,256,097

See notes to consolidated financial statements. 4

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31,
	2000	1999
Income
Interest on deposits in banks	$831,239	$688,371
Gains on sales of foreclosed real estate	—	119,348
Other	840	85

Total income	832,079	807,804

Expenses
Insurance	31,173	31,024
Compensation and employee benefits	22,774	21,423
Legal, audit and advisory fees	25,750	18,000
Franchise taxes	(55,758)	8,593
Foreclosed real estate operations	50,034	35,700
General and administrative	63,683	60,975

Total expenses	137,656	175,715

Net Income	$694,423	$632,089

Basic net income per share of common stock	$0.03	$0.03

Weighted average number of shares of
common stock	20,256,097	20,256,097

See notes to consolidated financial statements. 5

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2000	1999
Cash flows from operating activities:
Net income	$1,401,081	$1,051,025
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	4,851	6,820
Gains from sales of foreclosed real estate	(44,632)	(119,348)
(Increase) decrease in accrued interest and other receivables	(9,895)	848
Decrease in other assets	46,608	47,744
Decrease in accrued and other liabilities	(24,349)	(29,665)

Net cash provided by operating activities	1,373,664	957,424

Cash flows from investing activities:
Proceeds from sales of foreclosed real estate	112,134	467,170
Proceeds from sales of fixed assets	720	—
Additions to fixed assets	(5,424)	(11,507)

Net cash provided by investing activities	107,430	455,663

Net increase in cash and cash equivalents	1,481,094	1,413,087
Cash and cash equivalents at beginning of period	55,887,941	55,280,342

Cash and cash equivalents at end of period	$57,369,035	$56,693,429

See notes to consolidated financial statements. 6

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(Unaudited)

Note A — Organization

Liberté Investors Inc., a Delaware corporation (the “Company”), was organized in April 1996 in order to effect the reorganization of Liberté Investors, a Massachusetts business trust (the “Trust”). At a special meeting of the shareholders of the Trust held on August 15, 1996, (the “Special Meeting”), the Trust’s shareholders approved a plan of reorganization whereby the Trust contributed its assets to the Company and received all of the Company’s outstanding common stock, par value $.01 per share (“Shares” or “Common Stock”). The Trust then distributed to its shareholders in redemption of all outstanding shares of beneficial interest in the Trust (the “Beneficial Shares”) the Shares of the Company. The Company assumed all of the Trust’s assets and outstanding liabilities and obligations. Thereafter, the Trust was terminated.

Note B — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

The accompanying consolidated financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 40 acres of land located in Arlington, Texas. All intercompany balances and transactions have been eliminated.

Note C — Foreclosed Real Estate Held For Sale

At December 31, 2000, the Company held foreclosed real estate for sale in the form of undeveloped land. The December 31, 2000 carrying amount of these assets was approximately $2,394,000. The foreclosed real estate for sale consists of land totaling approximately 489 acres in San Antonio, Texas and approximately 40 acres in Arlington, Texas.

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

Note D — Commitments and Contingencies

The Company’s wholly-owned subsidiary, LNC Holdings, Inc., owns approximately 40 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling $1,325,000, including penalties and interest. There is no carrying value of the property due to the encumbrances.

On April 16, 1997, LNC Holdings, Inc. received a notice of final judgment from the City of Arlington with regard to the delinquent taxes. On May 27, 1997, LNC Holdings, Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing authorities to obtain title to the property. No response has yet been received. LNC Holdings, Inc. has accrued property taxes for calendar years 1996 through 2000 totaling $186,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

The Company is from time to time involved in routine litigation arising in the normal course of business, which, in the opinion of management, will not result in a material adverse impact on the Company’s consolidated financial condition or results of operations.

Note E — Federal Income Taxes

Although the Company had taxable income for the six months ended December 31, 2000 and 1999, no tax liability has been recognized due to a reduction in the valuation allowance related to its net operating loss carryforwards. Based on current business activity, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

Note F – Franchise Taxes

During the second quarter of fiscal 2001, the Company received a favorable ruling related to the audit of its 1997 through 1999 State of Texas franchise tax returns. As a result, the Company adjusted its estimate of franchise taxes owed by reversing previously accrued amounts totaling $65,634 during the second quarter of fiscal 2001.

Note G — Concentrations of Credit Risk

At December 31, 2000, the Company had certain concentrations of credit risk with two financial institutions in the form of cash, which amounted to approximately $ 57 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

During the six months ended December 31, 2000, Liberté Investors Inc. continued to explore the potential acquisition of a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts have been made in fiscal 2001 to identify quality acquisitions, the Company has not yet entered into any definitive acquisition agreements.

Six Months Ended December 31, 2000 versus Six Months Ended December 31, 1999

Net income for the six months ended December 31, 2000 was $1,401,000 compared to net income of $1,051,000 for the same period in 1999. The change in operating results for the six months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks increased to $1,649,000 for the six months ended December 31, 2000 from $1,327,000 for the same period in 1999. This increase is due to an increase in interest rates and an increase in the average balance outstanding on the Company’s interest-bearing deposits during the six months ended December 31, 2000 versus the six months ended December 31, 1999. Cash and cash equivalents increased from $56,693,000 at December 31, 1999 to $57,369,000 at December 31, 2000 primarily due to interest earned on the cash and cash equivalents accounts, proceeds from the sale of real estate, less a dividend payment to stockholders during June 2000.

Gains on the sales of foreclosed real estate was $45,000 for the six months ended December 31, 2000 as compared to $119,000 for the six months ended December 31, 1999. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The gains recognized for the six months ended December 31, 2000 was from the sale of 6.46 acres in San Antonio, Texas and the gains recognized for the six months ended December 31, 1999 were from the sale of 51.18 acres in San Antonio, Texas.

Other income for the six months ended December 31, 2000 was $21,000, which was a distribution from a trust regarding an acquisition, development and construction loan made to Village Park Homes, Venture II, which was comprised of 55 lots in Fontana, California. The Company had foreclosed on the 55 lots in January 1998 and sold the 55 lots in September 1998.

Legal, audit and advisory fees were $49,000 for the six months ended December 31, 2000 as compared to $77,000 for the six months ended December 31, 1999. Legal and accounting expenses were higher for the six months ended December 31, 1999 due to additional legal and accounting fees for due diligence on a potential business transaction.

Franchise tax expense decreased from $18,000 during the six months ended December 31, 1999 to a credit balance of $47,000 for the same period in 2000. The decrease was due to an adjustment of the State of Texas franchise tax liability during the second quarter of fiscal 2001 totaling $65,634. The Company received a favorable ruling related to the audit of its 1997 through 1999 Texas franchise tax returns.

General and administrative expense increased from $121,000 during the six months ended December 31, 1999 to $124,000 for the same period in 2000. The increase was due to higher spending for various general and administrative expenses for the six months ended December 31, 2000.

Three Months Ended December 31, 2000 versus Three Months Ended December 31, 1999

Net income for the three months ended December 31, 2000 was $694,000 compared to net income of $632,000 for the same period in 1999. The change in operating results for the three months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks increased to $831,000 for the three months ended December 31, 2000 from $688,000 for the same period in 1999. This increase is due to an increase in interest rates and an increase in the average balance outstanding on the Company’s interest-bearing deposits during the three months ended December 31, 2000 versus the three months ended December 31, 1999. Cash and cash equivalents increased from $56,693,000 at December 31, 1999 to $57,369,000 at December 31, 2000 primarily due to interest earned on the cash and cash equivalents accounts and proceeds from the sale of real estate, less a dividend payment to stockholders during June 2000.

There were no gains on the sales of foreclosed real estate for the three months ended December 31, 2000 as compared to $119,000 for the three months ended December 31, 1999. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The gains recognized for the three months ended December 31, 1999 were from the sale of 51.18 acres in San Antonio, Texas.

Legal, audit and advisory fees were $26,000 for the three months ended December 31, 2000 as compared to $18,000 for the three months ended December 31, 1999. Legal expenses were higher for the three months ended December 31, 2000 due to additional legal fees for contracts relating to the sale of foreclosed real estate.

Franchise tax expense decreased from $9,000 during the three months ended December 31, 1999 to a credit balance of $56,000 for the same period in 2000. The decrease was due to an adjustment of the State of Texas franchise tax liability during the second quarter of fiscal 2001 totaling $65,634. The Company received a favorable ruling related to the audit of its 1997 through 1999 Texas franchise tax returns.

Foreclosed real estate operations expense increased from $36,000 for the three months ended December 31, 1999 to $50,000 for the same period in 2000. Foreclosed real estate operations expense was higher for the three months ended December 31, 2000 due to additional spending on real estate consultations and studies.

General and administrative expense increased from $61,000 during the three months ended December 31, 1999 to $64,000 for the same period in 2000. The increase was due to higher spending for various general and administrative expenses for the three months ended December 31, 2000.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s financial instruments consists primarily of cash and cash equivalents. The Company has approximately $57 million of its cash in interest bearing deposits in two financial institutions, which are due on demand. Fair value of these financial instruments approximates carrying value due to the liquidity and short-term nature of these instruments. The Company is subject to interest rate risk should rates fluctuate as it relates to interest income earned from these financial instruments. It is the intention of management to ultimately acquire a viable operating company in order to increase value to existing shareholders and provide a new focus and direction for the Company. These financial instruments would be used to fund such acquisitions.

PART II. — OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s stockholders was held on November 10, 2000 for the purpose of voting on two proposals. The proposals, including the results of the voting, are as follows:

Proposal No. 1.	Proposal to elect each of Messrs. Gene H. Bishop, Harvey B. Cash, Gerald J. Ford, Jeremy B. Ford, Edward W. Rose, III, and Gary Shultz as directors of the Company until expiration of his term at the 2001 Annual Meeting of stockholders and until his successor is elected and qualified or until his earlier death, resignation or removal from office.

	Number of Shares of Common Stock
	For	Withheld
G. Bishop	19,727,805	61,368
H. Cash	19,718,362	70,811
G. Ford	19,726,399	62,774
J. Ford	19,728,822	60,351
E. Rose	19,726,419	62,754
G. Shultz	19,729,854	59,319

Proposal No. 2	Proposal to approve the ratification of the selection of KPMG LLP ("KPMG") as the Company's independent accountants for the fiscal year ending June 30, 2001.

Number of Shares of Common Stock
For	19,707,463
Against	74,558
Abstain	7,152

The total number of shares of Common Stock voted on Proposals No. 1 and 2 was 19,789,173, or approximately 97.7% of the outstanding shares of Common Stock.

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits:

27.1 Financial Data Schedule (included only in the EDGAR filing).

(b)	Reports on Form 8-K:

None

12

   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.
February 13, 2001	LIBERTÉ INVESTORS INC. By: /s/ Gerald J. Ford —————————————— Gerald J. Ford Chief Executive Officer and Chairman of the Board

February 13, 2001	By: /s/ Samuel C. Perry —————————————— Samuel C. Perry Controller and Principal Accounting Officer

13