Form 10-Q
period 2001-03-31
LIBERTE INVESTORS INC
filed 2001-05-15
CIK 1017907

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2001

OR

----	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition Period From __________ To __________

Commission File Number 1-6802

Liberté Investors Inc. (Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1328153 (I.R.S. Employer Identification No.)

200 Crescent Court, Suite 1365 Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)

Registrant’s telephone number, including area code (214) 871-5935

_________________

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

The number of shares outstanding of registrant’s common stock, $.01 par value, as of the close of business on May 15, 2001: 20,256,097 shares.

LIBERTÉ INVESTORS INC. FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

INDEX

2

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2001	June 30, 2000
Assets
Cash and cash equivalents	$ 57,954,719	$ 55,887,941
Foreclosed real estate held for sale	2,355,911	2,462,445
Accrued interest and other receivables	8,028	5,128
Other assets, net	41,605	119,790

Total assets	$ 60,360,263	$ 58,475,304

Liabilities and Stockholders’ Equity
Liabilities-accrued and other liabilities	$ 353,384	$ 427,044
Stockholders’ Equity
Common stock, $.01 par value,
50,000,000 shares authorized,
20,256,097 shares issued and outstanding	202,561	202,561
Additional paid-in capital	309,392,399	309,392,399
Accumulated deficit	(249,588,081)	(251,546,700)

Total stockholders’ equity	60,006,879	58,048,260

Commitments and contingencies
Total liabilities and stockholders’ equity	$ 60,360,263	$ 58,475,304

See notes to consolidated financial statements. 3

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended March 31,
	2001	2000
Income
Interest on deposits in banks	$ 2,354,203	$ 2,061,160
Gains on sales of foreclosed real estate	110,725	119,348
Other	21,090	85

Total income	2,486,018	2,180,593

Expenses
Insurance	91,550	91,306
Compensation and employee benefits	67,257	64,339
Legal, audit and advisory fees	82,325	100,200
Franchise taxes	(38,208)	26,837
Foreclosed real estate operations	124,861	104,302
General and administrative	199,614	185,344

Total expenses	527,399	572,328

Net Income	$ 1,958,619	$ 1,608,265

Basic net income per share of common stock	$ 0.10	$ 0.08

Weighted average number of shares of
common stock	20,256,097	20,256,097

See notes to consolidated financial statements. 4

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2001	2000
Income
Interest on deposits in banks	$ 705,559	$ 733,732
Gains on sales of foreclosed real estate	66,093	—
Other	250	—

Total income	771,902	733,732

Expenses
Insurance	29,922	29,784
Compensation and employee benefits	22,953	21,613
Legal, audit and advisory fees	32,977	23,000
Franchise taxes	8,775	8,669
Foreclosed real estate operations	45,958	30,406
General and administrative	73,779	63,019

Total expenses	214,364	176,491

Net Income	$ 557,538	$ 557,241

Basic net income per share of common stock	$ 0.03	$ 0.03

Weighted average number of shares of
common stock	20,256,097	20,256,097

See notes to consolidated financial statements. 5

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income	$ 1,958,619	$ 1,608,265
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	6,360	9,811
Gains from sales of foreclosed real estate	(110,725)	(119,348)
Increase in accrued interest and other receivables	(2,900)	(1,231)
Decrease in other assets	76,279	77,545
Decrease in accrued and other liabilities	(72,852)	(90,443)

Net cash provided by operating activities	1,854,781	1,484,599

Cash flows from investing activities:
Proceeds from sales of foreclosed real estate	216,451	467,170
Proceeds from sales of fixed assets	970	—
Additions to fixed assets	(5,424)	(11,507)

Net cash provided by investing activities	211,997	455,663

Net increase in cash and cash equivalents	2,066,778	1,940,262
Cash and cash equivalents at beginning of period	55,887,941	55,280,342

Cash and cash equivalents at end of period	$ 57,954,719	$ 57,220,604

See notes to consolidated financial statements. 6

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited)

Note A — Organization

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

Note B — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

The accompanying consolidated financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 40 acres of land located in Arlington, Texas. All intercompany balances and transactions have been eliminated.

Note C — Foreclosed Real Estate Held For Sale

At March 31, 2001, the Company held foreclosed real estate for sale in the form of undeveloped land. The March 31, 2001 carrying amount of these assets was approximately $2,356,000. The foreclosed real estate for sale consists of land totaling approximately 487 acres in San Antonio, Texas and approximately 40 acres in Arlington, Texas.

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

In February 2001, the Company sold a 0.94 acre tract of land in San Antonio, Texas to an individual for a price of $6,000, less associated selling costs of $162. A gain of approximately $2,000 was recorded as a result of this transaction. The proceeds from the sale of the 0.94 acres was reduced by $148 for property taxes paid by the purchaser, which is treated as a non-cash item in the statements of cash flows.

In March 2001, the Company sold a 1.26 acre tract of land in San Antonio, Texas to a business owner for a price of $100,000, less associated selling costs of $1,521. A gain of approximately $64,000 was recorded as a result of this transaction.

Note D — Commitments and Contingencies

The Company’s wholly-owned subsidiary, LNC Holdings, Inc., owns approximately 40 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling $1,327,000, including penalties and interest. There is no carrying value of the property due to the encumbrances.

On April 16, 1997, LNC Holdings, Inc. received a notice of final judgment from the City of Arlington with regard to the delinquent taxes. On May 27, 1997, LNC Holdings, Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing authorities to obtain title to the property. No response has yet been received. LNC Holdings, Inc. has accrued property taxes for calendar years 1996 through 2001 totaling $192,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

The Company is from time to time involved in routine litigation arising in the normal course of business, which, in the opinion of management, will not result in a material adverse impact on the Company’s consolidated financial condition or results of operations.

Note E — Federal Income Taxes

Although the Company had taxable income for the nine months ended March 31, 2001 and 2000, no tax liability has been recognized due to a reduction in the valuation allowance related to its net operating loss carryforwards. Based on current business activity, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

Note F — Franchise Taxes

During the second quarter of fiscal 2001, the Company received a favorable ruling related to the audit of its 1997 through 1999 State of Texas franchise tax returns. As a result, the Company adjusted its estimate of franchise taxes owed by reversing previously accrued amounts totaling $65,634 during the second quarter of fiscal 2001.

Note G — Concentrations of Credit Risk

At March 31, 2001, the Company had certain concentrations of credit risk with two financial institutions in the form of cash, which amounted to approximately $58 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

During the nine months ended March 31, 2001, Liberté Investors Inc. continued to explore the potential acquisition of a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts have been made in fiscal 2001 to identify quality acquisitions, the Company has not yet entered into any definitive acquisition agreements.

Nine Months Ended March 31, 2001 versus Nine Months Ended March 31, 2000

Net income for the nine months ended March 31, 2001 was $1,959,000 compared to net income of $1,608,000 for the same period in 2000. The change in operating results for the nine months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks increased to $2,354,000 for the nine months ended March 31, 2001 from $2,061,000 for the same period in 2000. This increase is due to higher interest rates and an increase in the average balance outstanding on the Company’s interest-bearing deposits during the nine months ended March 31, 2001 versus the nine months ended March 31, 2000. Cash and cash equivalents increased from $57,221,000 at March 31, 2000 to $57,955,000 at March 31, 2001 primarily due to interest earned on the cash and cash equivalents accounts, proceeds from the sale of real estate, less a dividend payment to stockholders during June 2000.

Gains on the sales of foreclosed real estate was $111,000 for the nine months ended March 31, 2001 as compared to $119,000 for the nine months ended March 31, 2000. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The gains recognized for the nine months ended March 31, 2001 was from the sale of 6.46 acres, 0.94 acres and 1.26 acres in San Antonio, Texas and the gains recognized for the nine months ended March 31, 2000 were from the sale of 51.18 acres in San Antonio, Texas.

Other income for the nine months ended March 31, 2001 was $21,000, which was a distribution from a trust regarding an acquisition, development and construction loan made to Village Park Homes, Venture II, which was comprised of 55 lots in Fontana, California. The Company had foreclosed on the 55 lots in January 1998 and sold the 55 lots in September 1998.

Legal, audit and advisory fees were $82,000 for the nine months ended March 31, 2001 as compared to $100,000 for the nine months ended March 31, 2000. Legal and accounting expenses were higher for the nine months ended March 31, 2000 due to additional legal and accounting fees for due diligence on a potential business transaction.

Franchise tax expense decreased from $27,000 during the nine months ended March 31, 2000 to a credit balance of $38,000 for the same period in 2001. The decrease was due to an adjustment of the State of Texas franchise tax liability during the second quarter of fiscal 2001 totaling $65,634. The Company received a favorable ruling related to the audit of its 1997 through 2000 Texas franchise tax returns.

Foreclosed real estate expenses increased from $104,000 during the nine months ended March 31, 2000 to $125,000 for the same period in 2001. The increase was due to additional spending for real estate consultations and studies for the nine months ended March 31, 2001.

General and administrative expense increased from $185,000 during the nine months ended March 31, 2000 to $200,000 for the same period in 2001. The increase was due to higher spending for various general and administrative expenses for the nine months ended March 31, 2001.

Three Months Ended March 31, 2001 versus Three Months Ended March 31, 2000

Net income for the three months ended March 31, 2001 was $558,000 compared to net income of $557,000 for the same period in 2000. The change in operating results for the three months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks decreased to $706,000 for the three months ended March 31, 2001 from $734,000 for the same period in 2000. This decrease is due to a decrease in interest rates, which is partially offset by an increase in the average balance outstanding on the Company’s interest-bearing deposits during the three months ended March 31, 2001 versus the three months ended March 31, 2000. Cash and cash equivalents increased from $57,221,000 at March 31, 2000 to $57,955,000 at March 31, 2001 primarily due to interest earned on the cash and cash equivalents accounts and proceeds from the sale of real estate, less a dividend payment to stockholders during June 2000.

There were no gains on the sales of foreclosed real estate for the three months ended March 31, 2000 as compared to $66,000 for the three months ended March 31, 2001. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The gains recognized for the three months ended March 31, 2001 were from the sale of 0.94 acres and 1.26 acres in San Antonio, Texas.

Legal, audit and advisory fees were $33,000 for the three months ended March 31, 2001 as compared to $23,000 for the three months ended March 31, 2000. Legal expenses were higher for the three months ended March 31, 2001 due to additional legal fees for review of a potential acquisition and contracts relating to the sale of foreclosed real estate.

Foreclosed real estate operations expense increased from $30,000 for the three months ended March 31, 2000 to $46,000 for the same period in 2001. Foreclosed real estate operations expense was higher for the three months ended March 31, 2001 due to additional spending on real estate consultations and studies.

General and administrative expense increased from $63,000 during the three months ended March 31, 2000 to $74,000 for the same period in 2001. The increase was due to higher spending for various general and administrative expenses for the three months ended March 31, 2001.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s financial instruments consists primarily of cash and cash equivalents. The Company has approximately $58 million of its cash in interest bearing deposits in two financial institutions, which are due on demand. Fair value of these financial instruments approximates carrying value due to the liquidity and short-term nature of these instruments. The Company is subject to interest rate risk should rates fluctuate as it relates to interest income earned from these financial instruments. It is the intention of management to ultimately acquire a viable operating company in order to increase value to existing shareholders and provide a new focus and direction for the Company. These financial instruments would be used to fund such acquisitions.

PART II. — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

None

12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

LIBERTÉ INVESTORS INC.

May 15, 2001	By:	/s/ Gerald J. Ford ———————————————————— Gerald J. Ford Chief Executive Officer and Chairman of the Board

May 15, 2001	By:	/s/ Samuel C. Perry ———————————————————— . Samuel C. Perry Controller and Principal Accounting Officer