Form 10-K
period 2001-06-30
LIBERTE INVESTORS INC
filed 2001-09-28
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2001
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

Registrant’s telephone number, including area code: (214) 871-5935
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

Yes   X     No___

     As of September 24, 2001, there were outstanding 20,256,097 shares of the registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on September 24, 2001 was $31,008,141. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are the affiliates of the registrant.

APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had 20,256,097 shares of common stock, $.01 per share par value, outstanding as of
September 24, 2001.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Proxy Statement to be furnished to stockholders in connection with its 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

LIBERTE INVESTORS INC.

FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2001

TABLE OF CONTENTS

2

PART I

Item 1. Business

     Liberté Investors Inc. (“LBI” or the “Company”) is a Delaware corporation which was organized in April of 1996 in order to effect the reorganization of Liberté Investors, a Massachusetts business trust (the “Trust”), pursuant to which the Trust contributed its assets to the Company and received all of the Company’s outstanding common stock, par value $.01 per share (“Shares” or “Common Stock”). The Trust then distributed to its shareholders in redemption of all outstanding shares of beneficial interest in the Trust (the “Beneficial Shares”) the Shares of the Company. The Company assumed all of the Trust’s assets and outstanding liabilities and obligations. Thereafter, the Trust was terminated.

     Since August of 1996, the Company has been actively pursuing opportunities to acquire one or more operating companies.

Portfolio Review

     At June 30, 2001, the Company owned foreclosed real estate totaling $2.4 million. At June 30, 2001, there were no outstanding notes receivables and all foreclosed real estate was classified as nonearning.

     Foreclosed real estate consisted of three properties, all of which are held for sale. The foreclosed real estate held by the Company at June 30, 2001 consisted of undeveloped land located in Texas. See also Note 2 of Notes to Consolidated Financial Statements.

     At June 30, 2001, the Company had impaired loans from prior foreclosure-related deficiency notes and/or judgments with no carrying value. The face amounts ranged from $12,000 to $3,118,000. These receivables are unsecured, and collections are doubtful. Should any amount be collected on these receivables, the Company would recognize a gain.

Competition

     In its ongoing efforts to liquidate its real estate assets, the Company competes with commercial banks, savings and loan associations, and other financial institutions that are seeking to sell their own portfolios of foreclosed real estate. The primary factors affecting competition when selling real estate are the value of the foreclosed real estate, the price at which the seller is willing to sell the asset, and the seller’s ability and willingness to provide or arrange financing for the prospective buyer.

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

     At June 30, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $221 million, which are available to offset future federal taxable income. These carryforwards will expire in 2005 through 2011. See also Note 4 of Notes to Consolidated Financial Statements.

Personnel

     At June 30, 2001, the Company had one full-time employee and no part-time employees. The Company engages real estate consultants as needed with regard to real estate related matters and utilizes independent accountants and legal advisors as needed when evaluating potential acquisitions.

Item 2. Properties

     The Company’s principal executive offices are located at 200 Crescent Court, Suite 1365, Dallas, Texas and are occupied by the Company under a lease agreement expiring December 31, 2003. See Note 3 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

     The Company is from time to time involved in routine litigation arising in the normal course of business which, in the opinion of management, will not result in a material adverse impact on the Company’s consolidated financial condition, results of operations, or cash flows without regard to any possible insurance or third party reimbursement.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

     The common stock of Liberté Investors Inc. is listed on the New York Stock Exchange (the “NYSE”) under the symbol “LBI.” The following table sets forth the high and low sales price per share for the common stock as reported on the NYSE Composite Transaction Tape for the periods indicated:

Fiscal Year	High	Low
2001
First Quarter	$ 3.19	$ 2.94
Second Quarter	3.19	2.69
Third Quarter	3.25	2.88
Fourth Quarter	4.35	3.00

2000
First Quarter	$ 3.69	$ 3.06
Second Quarter	3.63	3.06
Third Quarter	3.63	3.06
Fourth Quarter	3.38	2.81

     The high and low sales price per share of common stock as reported on the NYSE Composite Transaction Tape on September 24, 2001, were $3.30 and $3.18, respectively. The approximate number of shareholders of Common Stock of the Company as of September 24, 2001 was 3,300.

Dividend Policy

     On June 4, 2001, the Board of Directors of the Company declared a special cash dividend of $0.125 per share paid on June 29, 2001 to stockholders of record on June 19, 2001. The Company also paid a special cash dividend of $0.094 and $0.06 per share on June 30, 2000 and 1999, respectively. Although the Company has paid dividends the past three years, the Company does not anticipate paying cash dividends in the future as it intends to retain earnings for use in acquiring an operating business.

Stock Transfer Restrictions

     The Company’s certificate of incorporation (the “Charter”) contains prohibitions on the transfer of its common stock to avoid limitations on the use of the net operating loss carryforwards and other federal income tax attributes that the Company inherited from the Trust. The Charter generally prohibits any transfer of Common Stock, any subsequent issue of voting stock or stock that participates in the earnings or growth of the Company, and certain options with respect to such stock, if the transfer of such stock would cause any group or person to own 4.9% or more of the outstanding shares of, increase the ownership position of any person that already owns 4.9% or more (by aggregate value) of the outstanding shares, or cause any person to be treated like the owner of 4.9% or more (by aggregate value) of the outstanding shares for tax purposes. Transfers in violation of this prohibition will be void, unless the Board of Directors consents to the transfer. If void, upon demand by the Company, the purported transferee must return the shares to the Company’s agent to be sold, or if already sold the purported transferee must forfeit some, or possibly, all of the sale proceeds. In addition, in connection with certain changes in the ownership of the holders of the Company’s shares, the Company may require the holder to dispose of some or all of such shares. For this purpose, “person” is defined broadly to mean any individual, corporation, estate, debtor, association, company, partnership, joint venture, or similar organization.

Item 6. Selected Financial Data (in thousands, except per share amount)

     The following table sets forth selected statement of operations and statement of financial condition data at and for the five years ended June 30, 2001. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto of the Company and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K.

	Year Ended June 30,
	2001	2000	1999	1998	1997
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$ 3,321	$ 2,973	$ 2,662	$ 2,778	$2,527
Net income	2,516	2,218	1,850	1,450	1,309
Basic and diluted net income
per common share	0.12	0.11	0.09	0.07	0.07
Cash dividends declared per share	0.125	0.094	0.060	0.031	—

	June 30,
	2001	2000	1999	1998	1997
	(dollars in thousands)
Statement of Financial Condition Data:
Total assets	$ 58,564	$ 58,475	$ 58,216	$ 57,535	$ 56,445
Stockholders’ equity	58,033	58,048	57,735	57,027	56,206

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance, including its ability to acquire businesses in the future, and other developments. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties. There can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, the uncertainty as to whether the Company will be able to make future business acquisitions or that any such acquisitions will be successful, the Company’s ability to obtain financing for any possible acquisitions, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company’s Securities and Exchange Commission filings and other public announcements.

General

     During the fiscal year ended June 30, 2001, Liberté Investors Inc. continued to explore the potential acquisition of a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts were made to identify quality acquisitions in fiscal 2001, the Company has not yet entered into any definitive acquisition agreements.

2001 compared with 2000

     Net income for the year ended June 30, 2001 increased to $2,516,000 from $2,218,000 for the year ended June 30, 2000, an increase of 13%. This change in operating results is discussed below.

     Interest income on interest-bearing deposits in banks increased to $2,923,000 for the year ended June 30, 2001 from $2,854,000 for the year ended June 30, 2000. This increase is primarily due to an increase in interest rates. Unrestricted cash increased from $55.9 million at June 30, 2000 to $56.1 million at June 30, 2001 primarily due to interest earned on unrestricted cash accounts and proceeds from the sale of foreclosed real estate.

     Gains on the sales of foreclosed real estate were $378,000 for the year ended June 30, 2001 as compared to $119,000 for the year ended June 30, 2000. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The gains recognized for the year ended June 30, 2001 and 2000 were from the sale of 37.83 acres and 51.18 acres, respectively, in San Antonio, Texas.

     Other income increased to $20,000 for the year ended June 30, 2001 from $84 for the year ended June 30, 2000. Other income for the year ended June 30, 2001 represented a distribution from a trust regarding an acquisition, development and construction loan made to Village Park Homes, Venture II, which was comprised of 55 lots in Fontana, California. The Company had foreclosed on the 55 lots in January 1998 and sold the 55 lots in September 1998.

     Foreclosed real estate operations expense increased $97,000 from $137,000 for the year ended June 30, 2000 to $234,000 for the year ended June 30, 2001. Foreclosed real estate operations expense was higher for the year ended June 30, 2001 due to an increase in penalties, interest and property taxes on property owned by the Company in Arlington, Texas, as well as increased real estate consulting fees and other miscellaneous real estate costs.

     Legal, audit and consulting fees were $123,000 for the year ended June 30, 2001, relatively unchanged from $122,000 incurred in the year ended June 30, 2000.

     Franchise tax expense decreased from $44,000 for the year ended June 30, 2000 to a credit of $21,080 for the year ended June 30, 2001. The decrease was due to the completion and settlement of an audit of Texas franchise tax returns for the years 1997 through 1999.

     Compensation and employee benefits expense was $83,000 for the year ended June 30, 2001, relatively unchanged from $86,000 for the year ended June 30, 2000.

     General and administrative expense increased to $203,000 for the year ended June 30, 2001 from $185,000 for the year ended June 30, 2000. The increase is primarily due to increased shareholder relations expense of $16,000.

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

     Other income decreased to $84 for the year ended June 30, 2000 from $13,000 for the year ended June 30, 1999. Other income for the year ended June 30, 1999 represented primarily dividends on RPI preferred stock. No dividend payments on RPI preferred stock were received for the year ended June 30, 2000 due to the liquidation of the 300,000 shares of Resurgence Properties, Inc. (“RPI”) preferred stock in August 1998.

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

Liquidity and Capital Resources

     The Company’s principal funding requirements are operating expenses, including legal, audit and consulting expenses incurred in connection with the evaluation of potential acquisition candidates and other strategic opportunities. The Company anticipates that its primary sources of funding operating expenses are proceeds from the sale of foreclosed real estate, interest income on cash and cash equivalents, and cash on hand.

     Operating activities for the year ended June 30, 2001 provided $2.3 million of cash compared to $2.1 million and $1.8 million provided in 2000 and 1999, respectively. The table below reflects cash flow from operating activities (in millions):

	Year Ended June 30,
	2001	2000	1999
Total income	$ 3.3	$ 3.0	$ 2.7
Operating expenses	(0.8)	(0.8)	(0.8)
Net change in other receivables, assets
and liabilities	(0.2)	(0.1)	(0.1)

Net cash provided by operating activities	$ 2.3	$ 2.1	$ 1.8

     Net cash provided by investing activities for the year ended June 30, 2001 was $475,000 compared to net cash provided of $431,000 for the year ended June 30, 2000 and net cash provided of $708,000 for the year ended June 30, 1999. Net cash provided for 2001 and 2000 was primarily from sales of foreclosed real estate, while net cash provided in 1999 was primarily from sales of foreclosed real estate, liquidation of 300,000 shares of RPI preferred stock and liquidation of restricted cash accounts. The table below reflects cash flow from investing activities (in millions):

	Year Ended June 30,
	2001	2000	1999
Liquidation of restricted cash	$ --	$ --	$0.1
Liquidation of RPI preferred stock	--	--	0.3
Sales of foreclosed real estate	0.5	0.4	0.3

Net cash provided by investing activities	$0.5	$0.4	$0.7

     Net cash used in financing activities totaled $2.5 million for the year ended June 30, 2001 due to a cash dividend paid on June 29, 2001. Net cash used in financing activities totaled $1.9 million for the year ended June 30, 2000 due to a cash dividend paid on June 30, 2000. Net cash used in financing activities totaled $1.2 million for the year ended June 30, 1999 due to a cash dividend paid on June 30, 1999. Total cash and cash equivalents were $56.1 million at June 30, 2001.

     The Company plans to finance acquisitions with its cash and cash equivalents, borrowings and private or public debt and equity financings. On August 17, 1999, certain restrictions on issuing additional shares of common stock expired, which allows the Company to issue additional common stock to fund an acquisition. Prior to August 17, 1999, the Company was effectively precluded from issuing any additional shares of common stock for three years after the sale of common stock to Hunter’s Glen in order to avoid restricting the use of its net operating loss carryforwards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s financial instruments consists primarily of cash and cash equivalents. As noted in Note 6 to the Consolidated Financial Statements, the Company has approximately $56 million of its cash in interest bearing deposits in two financial institutions, which are due on demand. Fair value of these financial instruments approximates carrying value due to the liquidity and short-term nature of these instruments. The Company is subject to interest rate risk should rates fluctuate as it relates to interest income earned from these financial instruments although the Company’s deposits do adjust for interest rate changes. It is the intention of management to ultimately acquire a viable operating company in order to increase value to existing shareholders and provide a new focus and direction for the Company. These financial instruments would be used to fund such acquisitions.

Item 8. Financial Statements and Supplementary Data

     See “Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K” for a listing of the consolidated financial statements filed with this report. The response to this item is submitted in a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information concerning the directors and executive officers of the Company is set forth in the Proxy Statement (the “Proxy Statement”) to be filed with the Commission and sent to stockholders in connection with the Company’s Annual Meeting of Stockholders to be held November 9, 2001, under the headings “DIRECTOR NOMINEES AND EXECUTIVE OFFICERS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” which information is incorporated herein by reference.

Item 11. Executive Compensation

     The information concerning executive compensation is set forth in the Proxy Statement under the headings “MANAGEMENT COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” and “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this Annual Report on Form 10-K.

(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements on Page F-1.

(2)	Exhibits:

Exhibit Number

2.1	Plan of Reorganization, dated as of April 1, 1996, between the Trust and the Company (incorporated by reference to Exhibit 2.1 of Registration Statement No. 333-07439 on Form S-4, filed by the Company, which the Securities and Exchange Commission declared effective on July 3, 1996 (the “Registration Statement”).

2.2	Stock Purchase Agreement, dated as of January 16, 1996, between the Trust and Hunter’s Glen/Ford, Ltd. (the “Purchaser”) (incorporated by reference to Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed with the Commission on January 24, 1996), as amended by the Amendment to the Stock Purchase Agreement, dated as of February 27, 1996, and the Second Amendment to the Stock Purchase Agreement, dated as of March 28, 1996 (incorporated by reference to Exhibit 2.1 of the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

3.1	The Company’s Charter (incorporated by reference to Exhibit 3.1 of the Registration Statement).

3.2	The Company’s Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement).

4.1	Form of Registration Rights Agreement dated August 16, 1996, between the Company and the Purchaser (incorporated by reference to Exhibit 4.1 of the Registration Statement).

4.2	Form of Agreement Clarifying Registration Rights dated August 16, 1996, between the Company, the Purchaser, the Enloe Descendants’ Trust, and Robert Ted Enloe, III (incorporated by reference to Exhibit 4.3 of the Registration Statement).

10.1	Form of Indemnification Agreement for the Company’s directors and officers and schedule of substantially identical documents (incorporated by reference to Exhibit 10.2 of the Registration Statement).

10.2	Retirement Plan for Trustees of the Trust, dated October 11, 1988 (incorporated by reference to Exhibit 10.23 of the Trust’s Annual Report on Form 10-K for the year ended June 30, 1993).

21.1	A list of the subsidiaries of the Company.

12

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

13

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: September 24, 2001	LIBERTÉ INVESTORS INC. /s/ GERALD J. FORD —————————————— Gerald J. Ford Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ GERALD J. FORD ———————————— Gerald J. Ford	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 24, 2001

/s/ ELLEN V. BILLINGS ———————————— Ellen V. Billings	Vice President & Controller (Principal Financial Officer and Principal Accounting Officer)	September 24, 2001

/s/ GENE H. BISHOP ———————————— Gene H. Bishop	Director	September 24, 2001

/s/ HARVEY B. CASH ———————————— Harvey B. Cash	Director	September 24, 2001

/s/ JEREMY B. FORD ———————————— Jeremy B. Ford	Director	September 24, 2001

/s/ EDWARD W. ROSE, III ———————————— Edward W. Rose, III	Director	September 24, 2001

/s/ GARY SHULTZ ———————————— Gary Shultz	Director	September 24, 2001

14

Liberté Investors Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of Liberté Investors Inc. are included in response to Item 8 and Item 14 (a) (1) and 14 (a) (2):

Page
Report of KPMG LLP, Independent Auditors	F-2

Consolidated Statements of Financial Condition
as of June 30, 2001 and 2000	F-3

Consolidated Statements of Operations for the years ended June 30, 2001, 2000 and 1999	F-4

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2001, 2000
and 1999	F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999	F-6

Notes to Consolidated Financial Statements	F-7

     Separate financial statements relating to the Company’s subsidiary are omitted since it is wholly-owned and such separate financial statements are not material.

     All financial statement schedules have been omitted because the required information is not material to require submission of the schedule or because the information required is included in the financial statements, including the notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Liberté Investors Inc.:

We have audited the consolidated financial statements of Liberté Investors Inc. and subsidiary as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberté Investors Inc. and subsidiary as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Dallas, Texas
August 15, 2001

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2001	June 30, 2000
Assets
Cash and cash equivalents	$ 56,102,635	$ 55,887,941
Foreclosed real estate held for sale	2,359,334	2,462,445
Accrued interest and other receivables	5,239	5,128
Other assets, net	96,323	119,790

Total assets	$ 58,563,531	$ 58,475,304

Liabilities and Stockholders’ Equity
Liabilities-accrued and other liabilities	$ 530,999	$ 427,045
Stockholders’ Equity
Common stock, $.01 par value,
50,000,000 shares authorized,
20,256,097 shares issued and outstanding	202,561	202,561
Additional paid-in capital	309,392,398	309,392,398
Accumulated deficit	(251,562,427)	(251,546,700)

Total stockholders’ equity	58,032,532	58,048,259

Commitments and contingencies
Total liabilities and stockholders’ equity	$ 58,563,531	$ 58,475,304

See notes to consolidated financial statements. F-3

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2001	2000	1999
Income:
Interest-bearing deposits in banks	$ 2,922,509	$ 2,853,503	$ 2,529,537
Gain on sales of foreclosed real estate	377,550	119,348	119,593
Other	21,090	84	12,789

Total income	3,321,149	2,972,935	2,661,919

Expenses:
Insurance	120,335	121,437	121,828
Foreclosed real estate operations	233,603	136,889	144,591
Legal, audit and consulting fees	123,225	122,200	68,396
Directors fees and expenses	62,600	60,000	63,000
Franchise tax	(21,080)	43,965	75,266
Compensation and employee benefits	83,203	85,869	107,302
General and administrative	202,976	185,073	231,940

Total expenses	804,862	755,433	812,323

Income before income taxes	2,516,286	2,217,502	1,849,596
Income tax expense	—	—	—

Net Income	$ 2,516,286	$ 2,217,502	$ 1,849,596

Basic and diluted net income
per share of common stock	$ 0.12	$ 0.11	$ 0.09

Weighted average number of shares of
common stock	20,256,097	20,256,097	20,256,097

See notes to consolidated financial statements. F-4

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 1998	20,256,097	$202,561	$309,392,398	$(252,567,718)	$ 57,027,241

Dividends paid ($0.06 per share)	—	—	—	(1,215,366)	(1,215,366)

Unclaimed dividends from
bankruptcy reorganization	—	—	—	73,359	73,359

Net income	—	—	—	1,849,596	1,849,596

Balance at June 30, 1999	20,256,097	202,561	309,392,398	(251,860,129)	57,734,830

Dividends paid ($0.094 per share)	—	—	—	(1,904,073)	(1,904,073)

Net income	—	—	—	2,217,502	2,217,502

Balance at June 30, 2000	20,256,097	202,561	309,392,398	(251,546,700)	58,048,259

Dividends paid ($0.125 per share)	—	—	—	(2,532,013)	(2,532,013)

Net income	—	—	—	2,516,286	2,516,286

Balance at June 30, 2001	20,256,097	$202,561	$309,392,398	$(251,562,427)	$ 58,032,532

See notes to consolidated financial statements. F-5

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2001	2000	1999
Cash flows from operating activities:
Net income	$ 2,516,286	$ 2,217,502	$ 1,849,596
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	7,811	12,801	17,448
Gain from sales of foreclosed real estate	(377,550)	(119,348)	(119,593)
Gain from sale of fixed assets	(970)	—	—
(Increase) decrease in accrued interest and other receivables	(111)	(1,338)	553
Decrease (increase) in other assets	21,080	76	(374)
(Decrease) increase in accrued and other liabilities	104,762	(28,684)	41,670

Net cash provided by operating activities	2,271,308	2,081,009	1,789,300

Cash flows from investing activities:
Additions to fixed assets	(5,424)	(11,507)	(758)
Proceeds from sales of foreclosed real estate	479,853	442,170	331,154
Proceeds from sale of fixed assets	970	—	1,475
Proceeds from liquidation of other assets	—	—	300,000
Decrease in restricted cash investments	—	—	75,816

Net cash provided by investing activities	475,399	430,663	707,687

Cash flows from financing activity - dividend paid	(2,532,013)	(1,904,073)	(1,215,366)

Net increase in cash and cash equivalents	214,694	607,599	1,281,621
Cash and cash equivalents at beginning of year	55,887,941	55,280,342	53,998,721

Cash and cash equivalents at end of year	$ 56,102,635	$ 55,887,941	$ 55,280,342

See notes to consolidated financial statements. F-6

Liberté Investors Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001, 2000 and 1999

(1)     Summary of significant accounting policies

     (a) Organization — Liberté Investors Inc., a Delaware corporation (the “Company”), was organized in April of 1996 in order to effect the reorganization of Liberté Investors, a Massachusetts business trust (the “Trust”). At a special meeting of the shareholders of the Trust held on August 15, 1996, (the “Special Meeting”), the Trust’s shareholders approved a plan of reorganization whereby the Trust contributed its assets to the Company and received all of the Company’s outstanding common stock, par value $.01 per share (“Shares” or “Common Stock”). The Trust then distributed to its shareholders in redemption of all outstanding shares of beneficial interest in the Trust (the “Beneficial Shares”) the Shares of the Company. The Company assumed all of the Trust’s assets and outstanding liabilities and obligations.

     Unless otherwise indicated, the information contained in the consolidated financial statements which relates to periods prior to August 16, 1996 is information related to the Trust and information relating to periods on or after August 16, 1996 is information relating to the Company.

     (b) Business — The principal business activity of the Trust was investing in notes receivable, primarily first mortgage construction notes and first mortgage acquisition and development notes. Beginning in fiscal 1988, however, the Trust progressively curtailed its lending activities and reduced the size of its portfolio of foreclosed real estate in an effort to repay indebtedness.

     On October 25, 1993, the Trust filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On April 7, 1994, the Trust emerged from bankruptcy pursuant to a plan of reorganization whereby certain assets and liabilities, including remaining senior indebtedness, were transferred to Resurgence Properties Inc. (“RPI”), and RPI’s common stock was distributed to the holders of the Trust’s outstanding subordinated indebtedness in full satisfaction of such holders’ claims against the Trust. The Trust received shares of preferred stock of RPI and a note receivable which was subsequently paid. On June 30, 1997, the court issued an Administrative Closing Order and Final Decree with regard to the bankruptcy case.

     After the reorganization of the Trust into the Delaware corporation in August 1996, management has been pursuing the acquisition of an operating company in order to utilize the net operating loss carryforwards available to offset future earnings.

     (c) Consolidation — The accompanying financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 40 acres of land located in Arlington, Texas. All intercompany balances have been eliminated.

     (d) Use of estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses at the date of the consolidated financial statements. Actual results could differ from those estimates.

Liberté Investors Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (e) Recognition of income — Interest income is recorded on an accrual basis. The Company discontinues the accrual of interest income when circumstances cause the collection of such interest to be doubtful. Interest income on impaired loans is recognized on a cash basis only after all principal has been collected. Collections on impaired loans with no carrying value are recognized on a cash basis and are recorded as loan income.

     (f) Foreclosed real estate — Foreclosed real estate is recorded at the lower of cost or fair value less estimated costs to sell. Cost is the note amount at the time of foreclosure net of any allowances. The Company periodically reviews its portfolio of foreclosed real estate held for sale using current information including (i) independent appraisals, (ii) general economic factors affecting the area where the property is located, (iii) recent sales activity and asking prices for comparable properties and (iv) costs to sell and/or develop that would serve to lower the expected proceeds from the disposal of the real estate. Gains (losses) realized on liquidation are recorded directly to income.

     (g) Income taxes — Income taxes are maintained in accordance with SFAS No. 109, “Accounting for Income Taxes,” whereby deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and operating loss and tax credit carryforwards and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.

     (h) Basic and diluted net income per share — Basic and diluted net income per share is based on the weighted average number of shares outstanding during the year.

     (i) Cash and cash equivalents — Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

(2)    Foreclosed Real Estate

     The following is a summary of the Company’s activity in foreclosed real estate for the years ended June 30, 2000, 1999, and 1998:

	2001	2000	1999
Balance at beginning of year	$ 2,462,445	$ 2,810,267	$ 3,028,273
Cost of real estate sold	(103,111)	(347,822)	(218,006)

Balance at end of year	$ 2,359,334	$ 2,462,445	$ 2,810,267

     All of the Company’s real estate for 2001, 2000, and 1999 consists of undeveloped land located in the state of Texas.

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

Liberté Investors Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In February 2001, the Company sold a 0.94-acre tract of land in San Antonio, Texas to an individual for a price of $6,000, less associated selling costs of $162. A gain of approximately $2,000 was recorded as a result of this transaction. The proceeds from the sale of the 0.94 acres was reduced by $148 for property taxes paid by the purchaser, which is treated as a non-cash item in the statements of cash flows.

     In March 2001, the Company sold a 1.26-acre tract of land in San Antonio, Texas to a business owner for a price of $100,000, less associated selling costs of $1,521. A gain of approximately $64,000 was recorded as a result of this transaction.

     In May 2001, the Company sold 29.07 acres of land in San Antonio, Texas to a residential homebuilder for a price of $348,818, less associated selling costs of $25,366. A gain of approximately $267,000 was recorded as a result of this transaction.

(3)     Commitments and Contingencies

     The Company’s wholly-owned subsidiary, LNC Holdings Inc., owns approximately 40 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling approximately $1,407,000 including penalties and interest.

     On April 16, 1997, LNC Holdings Inc. received a notice of judgment from the City of Arlington with regard to the delinquent taxes through that date. On June 28, 2001, LNC Holdings Inc. received an additional notice of judgment from the City of Arlington with regard to the delinquent taxes from 1997 through that date. LNC Holdings Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing units to obtain title to the property. No response has been received. LNC Holdings Inc. has accrued property taxes and related penalties and interest for calendar years 1996 through 2000 and for the six month period ended June 30, 2001 totaling $254,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

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

Rental expense for fiscal 2001, 2000 and 1999 under these leases was approximately $80,000, $94,000, and $88,000, respectively. Future minimum lease payments under these leases are as follows:

Fiscal Year Ending June 30,	Amount
2002	$ 72,963
2003	72,963
2004	36,481

Total future minimum rentals	$182,407

     The Company is involved in routine litigation incidental to its business, which, in the opinion of management, will not result in a material adverse impact on the Company’s consolidated financial condition, results of operations, or cash flows, without regard to possible insurance or third party reimbursement.

Liberté Investors Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)    Federal Income Taxes

     There was no income tax expense recorded for the years ended June 30, 2001, 1999, or 1998.

     The income tax expense for the years ended June 30, 2001, 2000, and 1999 differs from the amounts computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes as follows:

	June 30,
	2001	2000	1999
Computed “expected” income tax expense	$ 855,537	$ 753,951	$ 628,863
Increase (decrease) in taxes resulting from:
Adjustment to deferred tax asset and
permanent tax items	(4,233)	66	1,208
Expiration of capital loss carryforward	1,629,812	—	—
Change in the beginning of the year
balance of the valuation allowance
for deferred tax assets allocated
to income taxes	(2,481,116)	(754,017)	(630,071)

	$ —	$ —	$ —

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2001 and 2000 are presented below:

	June 30,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$ 75,149,946	$ 75,962,199
Basis differences of foreclosed real estate	2,000,041	2,038,682
Capital loss carryforward	—	1,629,812
Other	1,913,607	1,914,017

Total gross deferred tax assets	79,063,594	81,544,710
Less: valuation allowance	(79,063,594)	(81,544,710)

Net deferred tax assets	$ —	$ —

     The net change in the valuation allowance for the years ended June 30, 2001, 2000 and 1999 was a decrease of $2,481,116, $754,017 and $630,071, respectively. Based on current business activity and the current status of business acquisitions, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

     At June 30, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $221 million, which are available to offset future federal taxable income. The carryforwards will expire in 2005 through 2011. In addition, the Company has alternative minimum tax credit carryforwards of $15,100 which are available to reduce future federal income taxes, if any, over an indefinite period.

F-11

Liberté Investors Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)    Fair Value of Financial Instruments

     SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

     The fair value of cash and cash equivalents approximates their carrying value because of the liquidity and short-term maturities of these instruments. The Company believes that its deficiency notes receivable, which have no carrying value at June 30, 2001 and 2000, may have some fair value, but such value cannot be estimated and any potential collections are not measurable as to timing or amount.

(6)    Concentrations of Credit Risk

     At June 30, 2001, the Company had certain concentrations of credit risk with two financial institutions in the form of cash, which amounted to approximately $56 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

(7)    Selected Quarterly Financial Data (unaudited)

     Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data are summarized as follows (dollars in thousands, except per share data):

	Quarters
	First	Second	Third	Fourth
Fiscal Year 2000
Operating revenues	$639,058	$807,804	$733,732	$792,341
Net income	$418,936	$632,089	$557,241	$609,236
Basic and diluted net income per share:	$ 0.02	$ 0.03	$ 0.03	$ 0.03

Fiscal Year 2001
Operating revenues	$882,038	$832,079	$771,902	$835,130
Net income	$706,658	$694,423	$557,538	$557,667
Basic and diluted net income per share:	$ 0.03	$ 0.03	$ 0.03	$ 0.03

F-12