Form 10-Q
period 2001-09-30
LIBERTE INVESTORS INC
filed 2001-11-13
CIK 1017907

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2001 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition Period From __________ To __________

Commission File Number 1-6802 Liberté Investors Inc. (Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization) 200 Crescent Court, Suite 1365 Dallas, Texas (Address of principal executive offices)	75-1328153 (I.R.S. Employer Identification No.) 75201 (Zip Code)

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

20,256,097 shares of Liberté’s Common Stock, $.01 Par Value, were outstanding as of November 13, 2001.

LIBERTÉ INVESTORS INC. FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001 INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Item 2. Item 3.	Financial Statements (Unaudited)

Consolidated Statements of Financial Condition
September 30, 2001 and June 30, 2001

Consolidated Statements of Operations
Three Months Ended September 30, 2001 and 2000

Consolidated Statements of Cash Flows
Three Months Ended September 30, 2001 and 2000

Notes to Consolidated Financial Statements

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Quantitative and Qualitative Disclosures
About Market Risk

3 4 5 6 8 9
PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	10

2

PART I – FINANCIAL INFORMATION Item 1. Financial Statements LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2001	June 30, 2001

Assets
Cash and cash equivalents	$ 56,329,016	$ 56,102,635
Foreclosed real estate held for sale	2,359,334	2,359,334
Accrued interest and other receivables	6,053	5,239
Other assets, net	81,633	96,323

Total assets	$ 58,776,036	$ 58,563,531

Liabilities and Stockholders’ Equity
Liabilities-accrued and other liabilities	$ 505,009	$ 530,999

Stockholders’ Equity
Common stock, $.01 par value,
50,000,000 shares authorized,
20,256,097 shares issued and outstanding	202,561	202,561
Additional paid-in capital	309,392,398	309,392,398
Accumulated deficit	(251,323,932)	(251,562,427)

Total stockholders’ equity	58,271,027	58,032,532

Commitments and contingencies
Total liabilities and stockholders’ equity	$ 58,776,036	$ 58,563,331

See notes to consolidated financial statements. 3

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,
	2001	2000

Income
Interest on deposits in banks	$ 455,094	$ 817,406
Gain on sale of foreclosed real estate	—	44,632
Other	—	20,000

Total income	455,094	882,038

Expenses
Insurance	24,874	30,454
Compensation and employee benefits	37,759	21,530
Legal, audit and advisory fees	16,800	23,598
Franchise taxes	8,775	8,775
Foreclosed real estate operations	65,891	30,237
General and administrative	62,500	60,786

Total expenses	216,599	175,380

Net Income	$ 238,495	$ 706,658

Basic and diluted net income per share of common stock	$ 0.01	$ 0.03

Weighted average number of shares of
common stock	20,256,097	20,256,097

See notes to consolidated financial statements. 4

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30,
	2001	2000

Cash flows from operating activities:
Net income	$ 238,495	$ 706,658
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	1,438	2,605
Gain on sale of foreclosed real estate	—	(44,632)
Increase in accrued interest and other receivables	(814)	(5,036)
Decrease in other assets	13,252	16,716
Increase/(decrease) in accrued and other liabilities	(25,990)	25,265

Net cash provided by operating activities	226,381	701,576

Cash flows from investing activities — net proceeds
from sales of foreclosed real estate	—	112,134

Net increase in cash and cash equivalents	226,381	813,710
Cash and cash equivalents at beginning of period	56,102,635	55,887,941

Cash and cash equivalents at end of period	$ 56,329,016	$ 56,701,651

See notes to consolidated financial statements. 5

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
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

Note B — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

The accompanying consolidated financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 38 acres of land located in Arlington, Texas. All intercompany balances and transactions have been eliminated.

Note C — Foreclosed Real Estate Held For Sale

At September 30, 2001, the Company held foreclosed real estate for sale in the form of undeveloped land. The September 30, 2001 carrying amount of these assets was approximately $2,359,000. The foreclosed real estate for sale consists of land totaling approximately 458 acres in San Antonio, Texas and approximately 38 acres in Arlington, Texas.

In August 2000, the Company sold 6.46 acres of land in San Antonio, Texas to a developer for a price of $114,100, less associated selling costs of $1,966. A gain of approximately $45,000 was recorded as a result of this transaction. The proceeds from the sale of the 6.46 acres was reduced by $660 for property taxes paid by the purchaser, which is treated as a non-cash item in the consolidated statements of cash flows.

Note D — Commitments and Contingencies

The Company’s wholly-owned subsidiary, LNC Holdings, Inc., owns approximately 38 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling $1,430,000, including penalties and interest. There is no carrying value of the property due to the encumbrances.

On April 16, 1997, LNC Holdings, Inc. received a notice of judgment from the City of Arlington with regard to the delinquent taxes through that date. On June 28, 2001 LNC Holdings Inc. received an additional notice of judgment from the City of Arlington with regard to the delinquent taxes from 1997 through that date.

LNC Holdings, Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing authorities to obtain title to the property. No response has yet been received. LNC Holdings, Inc. has accrued property taxes and related penalties and interest for calendar years 1996 through 2000 and for the nine month period ended September 30, 2001 totaling $276,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

The Company is from time to time involved in routine litigation arising in the normal course of business, which, in the opinion of management, will not result in a material adverse impact on the Company’s consolidated financial condition or results of operations.

Note E — Federal Income Taxes

Although the Company had taxable income for the three months ended September 30, 2001 and 2000, no tax liability has been recognized due to a reduction in the valuation allowance related to its net operating loss carryforwards. Based on current business activity, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

Note F — Concentrations of Credit Risk

At September 30, 2001, the Company had certain concentrations of credit risk with two financial institutions in the form of cash, which amounted to approximately $56 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

Note G — Long-Lived Assets

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of such adoption and currently believes the effect, if any, will not be material to the Company’s financial position or operating results.

Note H — Subsequent Events

In November 2001, the Company sold 59.39 acres of land in San Antonio, Texas to a developer for a price of $350,340, less associated selling costs of $27,638. A gain of approximately $138,500 was recorded as a result of this transaction, subsequent to September 30, 2001.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

During the three months ended September 30, 2001, Liberté Investors Inc. continued to explore the potential acquisition of a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts have been made in fiscal 2002 to identify quality acquisitions, the Company has not yet entered into any definitive acquisition agreements.

Three Months Ended September 30, 2001 versus Three Months Ended September 30, 2000

Net income for the three months ended September 30, 2001 was $238,000 compared to net income of $707,000 for the same period in 2000. The change in operating results for the three months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks decreased to $455,000 for the three months ended September 30, 2001 from $817,000 for the same period in 2000. This decrease is due to decreased interest rates and a decrease in the average balance outstanding on the Company’s interest-bearing deposits during the three months ended September 30, 2001 versus the three months ended September 30, 2000. Cash and cash equivalents decreased from $56,702,000 at September 30, 2000 to $56,329,000 at September 30, 2001 primarily due to a dividend payment to stockholders during June 2001, offset by interest earned on the cash accounts.

There were no gains on the sales of foreclosed real estate for the three months ended September 30, 2001 as compared to $45,000 for the three months ended September 30, 2000. The gain on sale of real estate represents proceeds received from the sale of foreclosed real estate in excess of carrying value. The gain recognized for the three months ended September 30, 2000 was from the sale of 6.46 acres in San Antonio, Texas.

Other income for the three months ended September 30, 2000 was $20,000, which was a distribution from a trust regarding an acquisition, development and construction loan made to Village Park Homes, Venture II, which was comprised of 55 lots in Fontana, California. The Company had foreclosed on the 55 lots in January 1998 and sold the 55 lots in September 1998. There was no other income for the three months ended September 30, 2001.

Compensation and benefit expense was $38,000 for the three months ended September 30, 2001 as compared to $22,000 for the three months ended September 30, 2000. The increase in expense is due to the hiring of a contract employee, offset by the replacement of a full-time employee with a part-time employee.

Legal, audit and advisory fees were $17,000 for the three months ended September 30, 2001 as compared to $24,000 for the three months ended September 30, 2000. Legal and accounting expenses were higher for the three months ended September 30, 2000 due to additional legal and accounting fees for due diligence on a potential business transaction.

Foreclosed real estate operations expense increased from $30,000 for the three months ended September 30, 2000 to $66,000 for the same period in 2001. Foreclosed real estate operations expense was higher for the three months ended September 30, 2001 due to increased property tax expenses and real estate consulting expenses.

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

10

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

November 13, 2001	LIBERTÉ INVESTORS INC. By: /s/ Gerald J. Ford —————————————— Gerald J. Ford Chief Executive Officer and Chairman of the Board

November 13, 2001	By: /s/ Ellen V. Billings —————————————— Ellen V. Billings Controller and Principal Accounting Officer

