Form 10-Q
period 2001-12-31
LIBERTE INVESTORS INC
filed 2002-02-13
CIK 1017907

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

__X__	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2001

OR

_____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition Period From __________ To __________

Commission File Number 1-6802 LibertéInvestors Inc. (Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1328153 (I.R.S. Employer Identification No.)

200 Crescent Court, Suite 1365 Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)

Registrant’s telephone number, including area code (214) 871-5935

___________________________________________________________

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

The number of shares outstanding of registrant’s common stock, $.01 par value, as of the close of business on February 12, 2002: 20,256,097 shares.

LIBERTÉINVESTORS INC. FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2001 INDEX

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	December 31, 2001	June 30, 2001
Assets
Cash and cash equivalents	$56,782,240	$56,102,635
Foreclosed real estate held for sale	2,175,137	2,359,334
Accrued interest and other receivables	906	5,239
Other assets, net	58,464	96,323

Total assets	$59,016,747	$58,563,531

Liabilities and Stockholders’ Equity
Liabilities-accrued and other liabilities	$529,371	$530,999
Stockholders’ Equity
Common stock, $.01 par value,
50,000,000 shares authorized,
20,256,097 shares issued and outstanding	202,561	202,561
Additional paid-in capital	309,392,398	309,392,398
Accumulated deficit	(251,107,583)	(251,562,427)

Total stockholders’ equity	58,487,376	58,032,532

Commitments and contingencies
Total liabilities and stockholders’ equity	$59,016,747	$58,563,531

See notes to consolidated financial statements. 3

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended December 31,
	2001	2000
Income
Interest on deposits in banks	$789,922	$1,648,644
Gain on sales of foreclosed real estate	138,605	44,632
Other	15	20,840

Total income	928,542	1,714,116

Expenses
Insurance	50,208	61,628
Compensation and employee benefits	75,738	44,304
Legal, audit and advisory fees	59,509	49,348
Franchise taxes	18,416	(46,983)
Foreclosed real estate operations	137,982	80,270
General and administrative	131,845	124,468

Total expenses	473,698	313,035

Net Income	$454,844	$1,401,081

Basic and diluted net income per share of common stock	$0.02	$0.07

Weighted average number of shares of
common stock	20,256,097	20,256,097

See notes to consolidated financial statements. 4

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended December 31,
	2001	2000
Income
Interest on deposits in banks	$334,828	$831,239
Gain on sales of foreclosed real estate	138,605	—
Other	15	840

Total income	473,448	832,079

Expenses
Insurance	25,334	31,173
Compensation and employee benefits	37,979	22,774
Legal, audit and advisory fees	42,709	25,750
Franchise taxes	9,641	(55,758)
Foreclosed real estate operations	72,091	50,034
General and administrative	69,345	63,683

Total expenses	257,099	137,656

Net Income	$216,349	$694,423

Basic and diluted net income per share of common stock	$0.01	$0.03

Weighted average number of shares of
common stock	20,256,097	20,256,097

See notes to consolidated financial statements. 5

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net income	$454,844	$1,401,081
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	2,849	4,851
Gain from sales of foreclosed real estate	(138,605)	(44,632)
(Increase) decrease in accrued interest and other receivables	4,333	(9,895)
Decrease in other assets	35,010	46,608
Decrease in accrued and other liabilities	(1,628)	(24,349)

Net cash provided by operating activities	356,803	1,373,664

Cash flows from investing activities:
Proceeds from sales of foreclosed real estate	322,802	112,134
Proceeds from sales of fixed assets	—	720
Additions to fixed assets	—	(5,424)

Net cash provided by investing activities	322,802	107,430

Net increase in cash and cash equivalents	679,605	1,481,094
Cash and cash equivalents at beginning of period	56,102,635	55,887,941

Cash and cash equivalents at end of period	$56,782,240	$57,369,035

See notes to consolidated financial statements. 6

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
(Unaudited)

Note A - Organization

LibertéInvestors Inc., a Delaware corporation (the “Company”), was organized in April 1996 in order to effect the reorganization of LibertéInvestors, a Massachusetts business trust (the “Trust”). At a special meeting of the shareholders of the Trust held on August 15, 1996, (the “Special -Meeting”), the Trust’s shareholders approved a plan of reorganization whereby the Trust contributed its assets to the Company and received all of the Company’s outstanding common stock, par value $.01 per share (“Shares” or “Common Stock”). The Trust then distributed to its shareholders in redemption of all outstanding shares of beneficial interest in the Trust (the “Beneficial Shares”) the Shares of the Company. The Company assumed all of the Trust’s assets and outstanding liabilities and obligations. Thereafter, the Trust was terminated.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended December 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

The accompanying consolidated financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 40 acres of land located in Arlington, Texas. All intercompany balances and transactions have been eliminated.

Note C - Foreclosed Real Estate Held For Sale

At December 31, 2001, the Company held foreclosed real estate for sale in the form of undeveloped land. The December 31, 2001 carrying amount of these assets was approximately $2,175,000. The foreclosed real estate for sale consists of land totaling approximately 399 acres in San Antonio, Texas and approximately 40 acres in Arlington, Texas.

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

In November 2001, the Company sold 59.39 acres of land in San Antonio, Texas to a developer for a price of $350,340, less associated selling costs of $27,538. A gain of approximately $138,600 was recorded as a result of this transaction.

Note D - Commitments and Contingencies

The Company’s wholly-owned subsidiary, LNC Holdings Inc., owns approximately 40 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling approximately $1,441,000 including penalties and interest.

On April 16, 1997, LNC Holdings Inc. received a notice of judgment from the City of Arlington with regard to the delinquent taxes through that date. On June 28, 2001, LNC Holdings Inc. received an additional notice of judgment from the City of Arlington with regard to the delinquent taxes from 1997 through that date. LNC Holdings Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing units to obtain title to the property. No response has been received. LNC Holdings Inc. has accrued property taxes and related penalties and interest for calendar years 1996 through 2001 totaling $287,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

The Company is from time to time involved in routine litigation arising in the normal course of business, which, in the opinion of management, will not result in a material adverse impact on the Company’s consolidated financial condition or results of operations.

Note E - Federal Income Taxes

Although the Company had taxable income for the three- and six-month periods ended December 31, 2001 and 2000, no tax liability has been recognized due to a reduction in the valuation allowance related to its net operating loss carryforwards. Based on current business activity, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

Note F - Franchise Taxes

During the second quarter of fiscal 2001, the Company adjusted its estimate of franchise taxes owed by reversing previously accrued amounts totaling $65,634 due to the completion and settlement of an audit of Texas franchise tax returns for the years 1997 through 1999.

Note G - Concentrations of Credit Risk

At December 31, 2001, the Company had certain concentrations of credit risk with two financial institutions in the form of cash, which amounted to approximately $57 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

Note H - New Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of such adoption and currently believes the effect, if any, will not be material to the Company’s consolidated financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

During the three- and six-month periods ended December 31, 2001, Liberté Investors Inc. continued to explore the potential acquisition of a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts have been made in fiscal 2002 to identify quality acquisitions, the Company has not yet entered into any definitive acquisition agreements.

Six Months Ended December 31, 2001 versus Six Months Ended December 31, 2000

Net income for the six months ended December 31, 2001 was $455,000 compared to net income of $1,401,000 for the same period in 2000. The change in operating results for the six months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks decreased to $790,000 for the six months ended December 31, 2001 from $1,649,000 for the same period in 2000. This decrease is due to substantially lower interest rates on the Company’s interest-bearing deposits during the six months ended December 31, 2001 versus the six months ended December 31, 2000. Cash and cash equivalents decreased from $57,369,000 at December 31, 2000 to $56,782,000 at December 31, 2001 primarily due to a dividend payment to stockholders during June 2001.

Gains on the sales of foreclosed real estate was $139,000 for the six months ended December 31, 2001 as compared to $45,000 for the six months ended December 31, 2000. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The gains recognized for the six months ended December 31, 2001 was from the sale of 59.39 acres in San Antonio, Texas and the gains recognized for the six months ended December 31, 2000 were from the sale of 6.46 acres in San Antonio, Texas.

Other income for the six months ended December 31, 2000 was $21,000, which was a distribution from a trust regarding an acquisition, development and construction loan made to Village Park Homes, Venture II, which was comprised of 55 lots in Fontana, California. The Company had foreclosed on the 55 lots in January 1998 and sold the 55 lots in September 1998.

Compensation and benefit expense was $76,000 for the six months ended December 31, 2001 as compared to $44,000 for the six months ended December 31, 2000. The increase in expense is due to the hiring of a contract employee, offset by the replacement of a full-time employee with a part-time employee.

Legal, audit and advisory fees were $60,000 for the six months ended December 31, 2001 as compared to $49,000 for the six months ended December 31, 2000. Legal and accounting expenses were higher for the six months ended December 31, 2001 due to additional legal fees related to the sale of real estate.

Franchise tax expense was $18,000 for the six months ended December 31, 2000 as compared to a credit balance of $47,000 for the same period in 2000. The credit balance was due to an adjustment of the State of Texas franchise tax liability during the second quarter of fiscal 2001 totaling $65,634 due to the completion and settlement of an audit of 1997 through 1999 Texas franchise tax returns.

Foreclosed real estate operations expense increased from $80,000 for the six months ended December 31, 2000 to $138,000 for the same period in 2001. Foreclosed real estate operations expense was higher for the six months ended December 31, 2001 primarily due to higher property taxes resulting from increased valuations of land owned by the Company, as well as additional spending on real estate consultations and studies.

General and administrative expense increased from $124,000 during the six months ended December 31, 2000 to $132,000 for the same period in 2001. The increase was due to higher spending for various general and administrative expenses for the six months ended December 31, 2001.

Three Months Ended December 31, 2001 versus Three Months Ended December 31, 2000

Net income for the three months ended December 31, 2001 was $216,000 compared to net income of $694,000 for the same period in 2000. The change in operating results for the three months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks decreased to $335,000 for the three months ended December 31, 2001 from $831,000 for the same period in 2000. This decrease is due to substantially lower interest rates on the Company’s interest-bearing deposits during the three months ended December 31, 2001 versus the three months ended December 31, 2000. Cash and cash equivalents decreased from $57,369,000 at December 31, 2000 to $56,782,000 at December 31, 2001 primarily due to a dividend payment to stockholders during June 2001.

Gain on the sales of foreclosed real estate were $139,000 for the three months ended December 31, 2001. There were no gains on the sales of foreclosed real estate for the three months ended December 31, 2000. The gain on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The gains recognized for the three months ended December 31, 2001 were from the sale of 59.39 acres in San Antonio, Texas.

Compensation and benefit expense was $38,000 for the three months ended December 31, 2001 as compared to $23,000 for the three months ended December 31, 2000. The increase in expense is due to the hiring of a contract employee, offset by the replacement of a full-time employee with a part-time employee.

Legal, audit and advisory fees were $43,000 for the three months ended December 31, 2001 as compared to $26,000 for the three months ended December 31, 2000. Legal expenses were higher for the three months ended December 31, 2001 due to additional legal fees for contracts relating to the sale of foreclosed real estate.

Franchise tax expense was $10,000 for the three months ended December 31, 2001 as compared to a credit balance of $56,000 for the same period in 2000. The increase was due to an adjustment of the State of Texas franchise tax liability during the second quarter of fiscal 2001 totaling $65,634 due to the completion and settlement of an audit of 1997 through 1999 Texas franchise tax returns.

Foreclosed real estate operations expense increased from $50,000 for the three months ended December 31, 2000 to $72,000 for the same period in 2001. Foreclosed real estate operations expense was higher for the three months ended December 31, 2001 primarily due to higher property taxes resulting from increased valuations of land owned by the Company, as well as additional spending on real estate consultations and studies.

General and administrative expense increased from $64,000 during the three months ended December 31, 2000 to $69,000 for the same period in 2001. The increase was due to higher spending for various general and administrative expenses for the three months ended December 31, 2001.

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

The Company’s financial instruments consists primarily of cash and cash equivalents. The Company has approximately $57 million of its cash in interest bearing deposits in two financial institutions, which are due on demand. Fair value of these financial instruments approximates carrying value due to the liquidity and short-term nature of these instruments. The Company is subject to interest rate risk should rates fluctuate, as was experienced during the three-and six-month period ended December 31, 2001, as it relates to interest income earned from these financial instruments. It is the intention of management to ultimately acquire a viable operating company in order to increase value to existing shareholders and provide a new focus and direction for the Company. These financial instruments would be used to fund such acquisitions.

PART II. - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s stockholders was held on November 9, 2001 for the purpose of voting on two proposals. The proposals, including the results of the voting, are as follows:

Proposal No. 1.	Proposal to elect each of Messrs. Gene H. Bishop, Harvey B. Cash, Gerald J. Ford, Jeremy B. Ford, Edward W. Rose, III, and Gary Shultz as directors of the Company until expiration of his term at the 2002 Annual Meeting of stockholders and until his successor is elected and qualified or until his earlier death, resignation or removal from office.

	Number of Shares of Common Stock
	For	Withheld
G. Bishop	19,096,361	59,460
H. Cash	19,046,733	109,088
G. Ford	19,097,868	57,953
J. Ford	19,095,744	60,077
E. Rose	19,098,937	56,884
G. Shultz	19,099,056	56,765

Proposal No. 2	Proposal to approve the ratification of the selection of KPMG LLP ("KPMG") as the Company’s independent accountants for the fiscal year ending June 30, 2002.

Number of Shares of Common Stock
For	19,144,443
Against	5,233
Abstain	6,145

The total number of shares of Common Stock voted on Proposals No. 1 and 2 was 19,155,821, or approximately 94.6% of the outstanding shares of Common Stock.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits: None

(b)	Reports on Form 8-K: None

13

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

February 13, 2002	LIBERTÉ INVESTORS INC. By: /s/ Gerald J. Ford —————————————— Gerald J. Ford Chief Executive Officer and Chairman of the Board
February 13, 2002	LIBERTÉ INVESTORS INC. By: /s/ Ellen V. Billings —————————————— Ellen V. Billings Controller and Principal Accounting Officer

14