Form 10-Q
period 2002-03-31
LIBERTE INVESTORS INC
filed 2002-05-15
CIK 1017907

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2002

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

     YES  |X|      NO |_|

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

     The number of shares outstanding of registrant’s common stock, $.01 par value, as of the close of business on May 13, 2002: 20,256,097 shares.

LIBERTÉ INVESTORS INC. FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002 INDEX

PART I — FINANCIAL INFORMATION		Page

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	March 31, 2002 and June 30, 2001	3

	Consolidated Statements of Operations
	Nine Months Ended March 31, 2002 and 2001	4

	Consolidated Statements of Operations
	Three Months Ended March 31, 2002 and 2001	5

	Consolidated Statements of Cash Flows
	Nine Months Ended March 31, 2002 and 2001	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	12

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	13

2

PART I — FINANCIAL INFORMATION Item 1. Financial Statements LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2002	June 30, 2001

Assets
Cash and cash equivalents	$ 56,731,389	$ 56,102,635
Foreclosed real estate held for sale	2,175,137	2,359,334
Accrued interest and other receivables	1,977	5,239
Other assets, net	140,057	96,323

Total assets	$ 59,048,560	$ 58,563,531

Liabilities and Stockholders’ Equity
Liabilities — accrued and other liabilities	$ 544,994	$ 530,999

Stockholders’ Equity
Common stock, $.01 par value,
50,000,000 shares authorized,
20,256,097 shares issued and outstanding	202,561	202,561
Additional paid-in capital	309,392,398	309,392,398
Accumulated deficit	(251,091,393)	(251,562,427)

Total stockholders’ equity	58,503,566	58,032,532

Commitments and contingencies

Total liabilities and stockholders’ equity	$ 59,048,560	$ 58,563,531

See notes to consolidated financial statements. 3

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended March 31,
	2002	2001

Income
Interest on deposits in banks	$ 1,067,097	$ 2,354,203
Gains on sales of foreclosed real estate	138,605	110,725
Other	15	21,090

Total income	1,205,717	2,486,018

Expenses
Insurance	74,939	91,550
Compensation and employee benefits	113,621	67,257
Legal, audit and advisory fees	100,774	82,325
Franchise taxes	27,116	(38,208)
Foreclosed real estate operations	189,759	124,861
General and administrative	228,474	199,614

Total expenses	734,683	527,399

Net Income	$ 471,034	$ 1,958,619

Basic and diluted net income per share of common stock	$ 0.02	$ 0.10

Weighted average number of shares of
common stock	20,256,097	20,256,097

See notes to consolidated financial statements. 4

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2002	2001

Income
Interest on deposits in banks	$ 277,175	$ 705,559
Gains on sales of foreclosed real estate	—	66,093
Other	—	250

Total income	277,175	771,902

Expenses
Insurance	24,731	29,922
Compensation and employee benefits	37,883	22,953
Legal, audit and advisory fees	41,265	32,977
Franchise taxes	8,700	8,775
Foreclosed real estate operations	51,777	45,958
General and administrative	96,629	73,779

Total expenses	260,985	214,364

Net Income	$ 16,190	$ 557,538

Basic and diluted net income per share of common stock	$ 0.0008	$ 0.0275

Weighted average number of shares of
common stock	20,256,097	20,256,097

See notes to consolidated financial statements. 5

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31,
	2002	2001

Cash flows from operating activities:
Net income	$ 471,034	$ 1,958,619
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	4,260	6,360
Gains from sales of foreclosed real estate	(138,605)	(110,725)
(Increase) decrease in accrued interest and other receivables	3,262	(2,900)
(Increase) decrease in other assets	(47,994)	76,279
Increase (decrease) in accrued and other liabilities	13,995	(72,852)

Net cash provided by operating activities	305,952	1,854,781

Cash flows from investing activities:
Proceeds from sales of foreclosed real estate	322,802	216,451
Proceeds from sales of fixed assets	—	970
Additions to fixed assets	—	(5,424)

Net cash provided by investing activities	322,802	211,997

Net increase in cash and cash equivalents	628,754	2,066,778
Cash and cash equivalents at beginning of period	56,102,635	55,887,941

Cash and cash equivalents at end of period	$ 56,731,389	$ 57,954,719

See notes to consolidated financial statements. 6

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
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

Note B — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

The accompanying consolidated financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 40 acres of land located in Arlington, Texas. All intercompany balances and transactions have been eliminated.

Note C — Foreclosed Real Estate Held For Sale

At March 31, 2002, the Company held foreclosed real estate for sale in the form of undeveloped land. The March 31, 2002 carrying amount of these assets was approximately $2,175,000. The foreclosed real estate for sale consists of land totaling approximately 399 acres in San Antonio, Texas and approximately 40 acres in Arlington, Texas.

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

Note D — Commitments and Contingencies

The Company’s wholly-owned subsidiary, LNC Holdings, Inc., owns approximately 40 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling $1,441,000, including penalties and interest.

On April 16, 1997, LNC Holdings, Inc. received a notice of judgment from the City of Arlington with regard to the delinquent taxes through that date. On June 28, 2001, LNC Holdings, Inc. received an additional notice of judgment from the City of Arlington with regard to the delinquent taxes from 1997 through that date. LNC Holdings, Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing authorities to obtain title to the property. No response has yet been received. LNC Holdings, Inc. has accrued property taxes for calendar years 1996 through 2002 totaling $293,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

The Company is from time to time involved in routine litigation arising in the normal course of business, which, in the opinion of management, will not result in a material adverse impact on the Company’s consolidated financial condition or results of operations.

Note E — Federal Income Taxes

Although the Company had taxable income for the three- and nine-month periods ended March 31, 2002 and 2001, no tax liability has been recognized due to a reduction in the valuation allowance related to its net operating loss carryforwards. Based on current business activity, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

Note F — Franchise Taxes

During the second quarter of fiscal 2001, the Company adjusted its estimate of franchise taxes owed by reversing previously accrued amounts totaling $65,634 due to the completion and settlement of an audit of its 1997 through 1999 State of Texas franchise tax returns.

Note G — Concentration of Credit Risk

At March 31, 2002, the Company had certain concentrations of credit risk with two financial institutions in the form of cash, which amounted to approximately $56.7 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

Note H — New Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Lon-Lived Assets” (SFAS 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS 144 are effective for the Company beginning July 1, 2002. The Company is currently assessing the impact of such adoption and currently believes the effect, if any, will not be material to the Company’s consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

During the three- and nine-month periods ended March 31, 2002, Liberté Investors Inc. continued to explore the potential acquisition of a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts have been made in fiscal 2002 to identify quality acquisitions, the Company has not yet entered into any definitive acquisition agreements.

Nine Months Ended March 31, 2002 versus Nine Months Ended March 31, 2001

Net income for the nine months ended March 31, 2002 was $471,000 compared to net income of $1,959,000 for the same period in 2001. The change in operating results for the nine months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks decreased to $1,067,000 for the nine months ended March 31, 2002 from $2,354,000 for the same period in 2001. This decrease is primarily due to substantially lower interest rates on the Company’s interest-bearing deposits during the nine months ended March 31, 2002 versus the nine months ended March 31, 2001. Cash and cash equivalents also decreased from $57,955,000 at March 31, 2001 to $56,731,000 at March 31, 2002 primarily due to a dividend payment to stockholders during June 2001.

Gains on the sales of foreclosed real estate were $139,000 for the nine months ended March 31, 2002 as compared to $111,000 for the nine months ended March 31, 2001. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The gain recognized for the nine months ended March 31, 2002 was from the sale of 59.39 acres in San Antonio, Texas and the gains recognized for the nine months ended March 31, 2001 were from three sales of property in San Antonio, Texas.

Other income for the nine months ended March 31, 2001 was $21,000, which was a distribution from a trust regarding an acquisition, development and construction loan made to Village Park Homes, Venture II, which was comprised of 55 lots in Fontana, California. The Company had foreclosed on the 55 lots in January 1998 and sold the 55 lots in September 1998.

Compensation and benefit expense was $113,000 for the nine months ended March 31, 2002 as compared to $67,000 for the nine months ended March 31, 2001. The increase in expense is due to the hiring of a contract employee, partially offset by the replacement of a full-time employee with a part-time employee.

Legal, audit and advisory fees were $101,000 for the nine months ended March 31, 2002 as compared to $82,000 for the nine months ended March 31, 2001. Legal expenses were higher for the nine months ended March 31, 2002 due to additional legal fees for review of real estate sale contracts.

Franchise tax expense was $27,000 for the nine months ended March 31, 2002 as compared to a credit of $38,000 for the same period in 2001. The credit was due to an adjustment of the State of Texas franchise tax liability during the second quarter of fiscal 2001 totaling $65,634 due to the completion and settlement of an audit of 1997 through 1999 Texas franchise tax returns.

Foreclosed real estate expenses increased from $125,000 during the nine months ended March 31, 2001 to $190,000 for the same period in 2002. The increase was primarily due to higher property taxes resulting from increased valuations of land owned by the Company, as well as additional spending for real estate consultations and studies.

General and administrative expense increased from $200,000 during the nine months ended March 31, 2001 to $228,000 for the same period in 2002. The increase was primarily due to higher spending for shareholder relations expenses for the nine months ended March 31, 2002.

Three Months Ended March 31, 2002 versus Three Months Ended March 31, 2001

Net income for the three months ended March 31, 2002 was $16,000 compared to net income of $558,000 for the same period in 2001. The change in operating results for the three months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks decreased to $277,000 for the three months ended March 31, 2002 from $706,000 for the same period in 2001. This decrease is primarily due to substantially lower interest rates on the Company’s interest-bearing deposits during the three months ended March 31, 2002 versus the three months ended March 31, 2001. Cash and cash equivalents also decreased from $57,955,000 at March 31, 2001 to $56,731,000 at March 31, 2002 primarily due to a dividend payment to stockholders during June 2001.

There were no gains on the sales of foreclosed real estate for the three months ended March 31, 2002 as compared to $66,000 for the three months ended March 31, 2001. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The gains recognized for the three months ended March 31, 2001 were from the sale of 0.94 acres and 1.26 acres in San Antonio, Texas.

Compensation and benefit expense was $38,000 for the three months ended March 31, 2002 as compared to $23,000 for the three months ended March 31, 2001. The increase in expense is due to the hiring of a contract employee, partially offset by the replacement of a full-time employee with a part-time employee.

Legal, audit and advisory fees were $41,000 for the three months ended March 31, 2002 as compared to $33,000 for the three months ended March 31, 2001. Legal expenses were higher for the three months ended March 31, 2002 due to additional legal fees for review of contracts relating to the sale of foreclosed real estate.

Foreclosed real estate operations expense increased from $46,000 for the three months ended March 31, 2001 to $52,000 for the same period in 2002. Foreclosed real estate operations expense was higher for the three months ended March 31, 2002 primarily due to higher property taxes resulting from increased valuations of land owned by the Company.

General and administrative expense increased from $74,000 during the three months ended March 31, 2001 to $97,000 for the same period in 2002. The increase was primarily due to higher spending for shareholder relation expenses for the three months ended March 31, 2002.

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

PART II. —OTHER INFORMATION Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

None

13

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

May 14, 2002	LIBERTÉ INVESTORS INC. By: /s/ Gerald J. Ford —————————————— Gerald J. Ford Chief Executive Officer and Chairman of the Board
May 14, 2002	By: /s/ Ellen V. Billings —————————————— Ellen V. Billings Controller and Principal Accounting Officer

14