Form 10-K
period 2002-06-30
LIBERTE INVESTORS INC
filed 2002-09-27
CIK 1017907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2002 OR
|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ______ to ______ Commission File Number 1-6802

Liberté Investors Inc. (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	75-1328153 (I.R.S. Employer Identification No.)

200 Crescent Court, Suite 1365, Dallas, Texas 75201
(Address of principal executive offices)

Registrant’s telephone number, including area code: (214) 871-5935
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.01 par value per share	Name of each exchange on which registered New York Stock Exchange

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

Yes |X| No |_|

     As of September 24, 2002, there were outstanding 20,422,764 shares of the registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on September 24, 2002 was $38,858,616. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are the affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Proxy Statement to be furnished to stockholders in connection with its
2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

LIBERTÉ INVESTORS INC. FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2002 TABLE OF CONTENTS

Page

PART I

PART II

PART III

Item 10.	Directors and Executive Officers of the Registrant	11

Item 11.	Executive Compensation	11

Item 12.	Security Ownership of Certain Beneficial Owners and Management	11

Item 13.	Certain Relationships and Related Transactions	11

PART IV

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

     Since August of 1996, the Company has been actively pursuing opportunities to acquire one or more operating companies. To that end, in July 2002, the Company’s Board of Directors elected Donald J. Edwards of Chicago, Illinois, President and Chief Executive Officer of the Company. Mr. Edwards has extensive experience in acquisitions, and is employed by the Company pursuant to a five-year employment agreement.

Portfolio Review

     At June 30, 2002, the Company owned foreclosed real estate totaling $2.2 million, which was classified as nonearning.

     Foreclosed real estate consisted of three properties, all of which are held for sale. The foreclosed real estate held by the Company at June 30, 2002 consisted of undeveloped land located in Texas. See also Note 2 of Notes to Consolidated Financial Statements.

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

     At June 30, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $221 million, which are available to offset future federal taxable income. These carryforwards will expire in 2005 through 2011. See also Note 4 of Notes to Consolidated Financial Statements.

Personnel

     At June 30, 2002, the Company had one employee and one person employed on a contract basis. The Company engages real estate consultants as needed with regard to real estate-related matters and utilizes independent accountants and legal advisors as needed when evaluating potential acquisitions.

Item 2. Properties

     The Company’s principal executive offices are located at 200 Crescent Court, Suite 1365, Dallas, Texas and are occupied by the Company under a lease agreement expiring December 31, 2003. See Note 3 of Notes to Consolidated Financial Statements. In connection with the Company’s hiring of Donald J. Edwards, the Company intends to relocate its principal executive offices to Chicago, Illinois.

Item 3. Legal Proceedings

     The Company from time to time has been involved, or, in the future, may be involved in routine litigation incidental to its business, which, in the opinion of management, will not result in a material adverse impact on the Company’s consolidated financial condition, results of operations, or cash flows, without regard to possible insurance or third party reimbursement.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

     The common stock of Liberté Investors Inc. is listed on the New York Stock Exchange (the “NYSE”) under the symbol “LBI.” The following table sets forth the high and low sales price per share for the common stock as reported on the NYSE Composite Transaction Tape for the periods indicated:

Fiscal Year	High	Low
2002
First Quarter	$4.24	$3.00
Second Quarter	3.90	3.00
Third Quarter	4.28	3.30
Fourth Quarter	4.95	3.54

2001
First Quarter	$3.19	$2.94
Second Quarter	3.19	2.69
Third Quarter	3.25	2.88
Fourth Quarter	4.35	3.00

     The high and low sales price per share of common stock as reported on the NYSE Composite Transaction Tape on September 24, 2002, were $4.05 and $4.01, respectively. The approximate number of stockholders of Common Stock of the Company as of September 24, 2002 was 3,300.

Dividend Policy

     On June 3, 2002, the Board of Directors of the Company declared a special cash dividend of $0.006 per share paid on June 28, 2002 to stockholders of record on June 18, 2002. The Company also paid a special cash dividend of $0.125 and $0.094 per share on June 29, 2001 and June 30, 2000, respectively. Although the Company has paid dividends the past three years, the Company does not anticipate paying cash dividends in the future as it intends to retain earnings for use in acquiring an operating business.

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

Item 6. Selected Financial Data (in thousands, except per share amount)

     The following table sets forth selected statement of operations and statement of financial condition data at and for the five years ended June 30, 2002. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto of the Company and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K.

	Year Ended June 30,
	2002	2001	2000	1999	1998
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$1,474	$3,321	$2,973	$2,662	$2,778
Net income	480	2,516	2,218	1,850	1,450
Basic and diluted net income
per common share	0.02	0.12	0.11	0.09	0.07
Cash dividends declared per share	0.006	0.125	0.094	0.060	0.031

	June 30,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Statement of Financial Condition Data:
Total assets	$58,919	$58,564	$58,475	$58,216	$57,535
Stockholders’ equity	58,391	58,033	58,048	57,735	57,027

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

General

     During the fiscal year ended June 30, 2002, Liberté Investors Inc. continued to explore the potential acquisition of a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts were made to identify quality acquisitions in fiscal 2002, the Company has not yet entered into any definitive acquisition agreements.

     In July 2002, the Company’s Board of Directors elected Donald J. Edwards of Chicago, Illinois, President and Chief Executive Officer of the Company. Mr. Edwards has extensive experience in acquisitions, and is employed by the Company pursuant to a five-year employment agreement. Additionally, in connection with Mr. Edwards’ employment, the Company’s Board of Directors approved an initial annual expense budget of approximately $3,000,000 to cover the increased costs related to the search for suitable acquisitions and the associated diligence efforts.

2002 compared with 2001

     Net income for the year ended June 30, 2002 decreased to $489,000 from $2,516,000 for the year ended June 30, 2001, a decrease of 81%. This change in operating results is discussed below.

     Interest income on interest-bearing deposits in banks decreased to $1,335,000 for the year ended June 30, 2002 from $2,923,000 for the year ended June 30, 2001. This decrease is primarily due to a substantial decrease in interest rates. Unrestricted cash increased from $56.1 million at June 30, 2001 to $56.5 million at June 30, 2002 primarily due to interest earned on unrestricted cash accounts and proceeds from the sale of foreclosed real estate.

     Gains on the sales of foreclosed real estate were $139,000 for the year ended June 30, 2002 as compared to $378,000 for the year ended June 30, 2001. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The gains recognized for the year ended June 30, 2002 and 2001 were from the sale of 59.39 acres and 37.73 acres, respectively, in San Antonio, Texas.

     There was no material other income for the year ended June 30, 2002, a decrease from $21,000 for the year ended June 30, 2001. Other income for the year ended June 30, 2001 represented a distribution from a trust regarding an acquisition, development and construction loan made to Village Park Homes, Venture II, which was comprised of 55 lots in Fontana, California. The Company had foreclosed on the 55 lots in January 1998 and sold the 55 lots in September 1998.

     Legal, audit and consulting fees increased to $157,000 for the year ended June 30, 2002, from $123,000 incurred in the year ended June 30, 2001. The increase is primarily due to legal costs associated with the drafting of documents related to the employment of Donald J. Edwards, as well as legal costs associated with the drafting of the Company’s Proposed 2002 Long Term Incentive Plan. See Note 9 to the Consolidated Financial Statements.

     Franchise tax expense increased to $58,000 for the year ended June 30, 2002 from a credit of $21,080 for the year ended June 30, 2001. The credit in 2001 was due to the completion and settlement of an audit of Texas franchise tax returns for the years 1997 through 1999.

     Compensation and employee benefits expense was $144,000 for the year ended June 30, 2002, an increase from $83,000 for the year ended June 30, 2001. The increase in expense is due to the hiring of a contract employee.

     General and administrative expense increased to $224,000 for the year ended June 30, 2002 from $203,000 for the year ended June 30, 2001. The increase is primarily due to increased stockholder relations expense and increased business travel and meals expense.

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

     Other income increased to $21,000 for the year ended June 30, 2001 from $84 for the year ended June 30, 2000. Other income for the year ended June 30, 2001 represented a distribution from a trust regarding an acquisition, development and construction loan made to Village Park Homes, Venture II, which was comprised of 55 lots in Fontana, California. The Company had foreclosed on the 55 lots in January 1998 and sold the 55 lots in September 1998.

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

     General and administrative expense increased to $203,000 for the year ended June 30, 2001 from $185,000 for the year ended June 30, 2000. The increase is primarily due to increased stockholder relations expense of $16,000.

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

     Operating activities for the year ended June 30, 2002 provided $231,000 of cash compared to $2.3 million and $2.1 million provided in 2001 and 2000, respectively. The table below reflects cash flow from operating activities (in millions):

	Year Ended June 30,
	2002	2001	2000
Total operating income	$1.3	$3.0	$2.9
Operating expenses	(1.0)	(0.8)	(0.8)
Net change in other receivables, assets
and liabilities	(0.1)	0.1	—

Net cash provided by operating activities	$0.2	$2.3	$2.1

     Net cash provided by investing activities for the year ended June 30, 2002 was $298,000 compared to net cash provided of $475,000 for the year ended June 30, 2001 and net cash provided of $431,000 for the year ended June 30, 2000. Net cash provided for 2002, 2001, and 2000 was primarily from sales of foreclosed real estate.

     Net cash used in financing activities totaled $122,000 for the year ended June 30, 2002 due to a cash dividend paid on June 28, 2002. Net cash used in financing activities totaled $2.5 million for the year ended June 30, 2001 due to a cash dividend paid on June 29, 2001. Net cash used in financing activities totaled $1.9 million for the year ended June 30, 2000 due to a cash dividend paid on June 30, 2000. Total cash and cash equivalents were $56.5 million at June 30, 2002.

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

     Since the end of the Company’s fiscal year, the Company sold to Donald J. Edwards, in accordance with the terms and conditions of Section 4(h) of Mr. Edwards Employment Agreement with the Company dated as of July 1, 2002, an aggregate of 166,667 shares of the Company’s common stock at a purchase price of $3.00 a share for an aggregate purchase price of $500,001, pursuant to a Stock Purchase Agreement dated as of July 9, 2002, by and between the Company and Donald J. Edwards. Such shares were not registered with the Securities and Exchange Commission (“SEC”); however, pursuant to a Registration Rights Agreement dated as of July 1, 2002, the Company must register the shares sold in such sale by filing a “shelf” registration statement with the SEC on or before December 28, 2002. Proceeds from such sale will be retained as capital for acquiring an operating business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s financial instruments consists primarily of cash and cash equivalents. As noted in Note 6 to the Consolidated Financial Statements, the Company has approximately $56.5 million of its cash in interest bearing deposits in two financial institutions, which are due on demand. Fair value of these financial instruments approximates carrying value due to the liquidity and short-term nature of these instruments. The Company is subject to interest rate risk, as was experienced in fiscal 2002, should rates fluctuate as it relates to interest income earned from these financial instruments. It is the intention of management to ultimately acquire a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. These financial instruments would be used to fund such acquisitions.

Item 8. Financial Statements and Supplementary Data

     See “Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K” for a listing of the consolidated financial statements filed with this report. The response to this item is submitted in a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information concerning the directors and executive officers of the Company is set forth in the Proxy Statement (the “Proxy Statement”) to be filed with the Commission and sent to stockholders in connection with the Company’s Annual Meeting of Stockholders to be held November 8, 2002, under the headings “PROPOSAL ONE – ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” which information is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions

     The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” which information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this Annual Report on Form 10-K.

(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements on Page F-1.

(2)	Exhibits:

Exhibit Number ————

2.1	Plan of Reorganization, dated as of April 1, 1996, between the Trust and the Company (incorporated by reference to Exhibit 2.1 of Registration Statement No. 333-07439 on Form S-4, filed by the Company, which the Securities and Exchange Commission declared effective on July 3, 1996 (the “Registration Statement”).

2.2	Stock Purchase Agreement, dated as of January 16, 1996, between the Trust and Hunter’s Glen/Ford, Ltd. (the “Purchaser”) (incorporated by reference to Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed with the Commission on January 24, 1996), as amended by the Amendment to the Stock Purchase Agreement, dated as of February 27, 1996, and the Second Amendment to the Stock Purchase Agreement, dated as of March 28, 1996 (incorporated by reference to Exhibit 2.1 of the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

3.1	The Company’s Charter (incorporated by reference to Exhibit 3.1 of the Registration Statement).

3.2	The Company's Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement).

4.1	Form of Registration Rights Agreement dated August 16, 1996, between the Company and the Purchaser (incorporated by reference to Exhibit 4.1 of the Registration Statement).

4.2	Form of Agreement Clarifying Registration Rights dated August 16, 1996, between the Company, the Purchaser, the Enloe Descendants’ Trust, and Robert Ted Enloe, III (incorporated by reference to Exhibit 4.3 of the Registration Statement).

4.3	Registration Rights Agreement dated as of July 1, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K dated July 11, 2002).

10.1	Form of Indemnification Agreement for the Company’s directors and officers and schedule of substantially identical documents (incorporated by reference to Exhibit 10.2 of the Registration Statement).

12

10.2	Retirement Plan for Trustees of the Trust, dated October 11, 1988 (incorporated by reference to Exhibit 10.23 of the Trust’s Annual Report on Form 10-K for the year ended June 30, 1993).

10.3	Employment Agreement dated as of July 1, 2002, by and between Liberte Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K dated July 11, 2002).

10.4	Liberte Investors Inc. 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K dated July 11, 2002).

10.5	Nonqualified Stock Option Agreement dated as of July 9, 2002, by and between Liberte Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K dated July 11, 2002).

10.6	Indemnification Agreement dated as of July 1, 2002, by and between Liberte Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.4 of the Company's Report on Form 8-K dated July 11, 2002).

21.1	A list of the subsidiaries of the Company.

99.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

99.2	Principal Accounting Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report; however, on July 11, 2002, the Company filed an 8-K disclosing “Other Events” and “Financial Statements and Exhibits.” The 8-K contained a copy of the Company’s press release dated July 9, 2002, announcing that the Board of Directors of the Company approved the election of Donald J. Edwards as President and Chief Executive Officer of the Company effective as of July 1, 2002.

13

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: September 27, 2002	LIBERTÉ INVESTORS INC. /s/ DONALD J. EDWARDS —————————————— Donald J. Edwards Chief Executive

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DONALD J. EDWARDS ———————————— Donald J. Edwards	Chief Executive Officer (Principal Executive Officer)	September 27, 2002

/s/ ELLEN V. BILLINGS ———————————— Ellen V. Billings	Vice President & Controller (Principal Financial Officer and Principal Accounting Officer)	September 27, 2002

/s/ GERALD J. FORD ———————————— Gerald J. Ford	Chairman of the Board	September 27, 2002

/s/ GENE H. BISHOP ———————————— Gene H. Bishop	Director	September 27, 2002

/s/ HARVEY B. CASH ———————————— Harvey B. Cash	Director	September 27, 2002

/s/ JEREMY B. FORD ———————————— Jeremy B. Ford	Director	September 27, 2002

/s/ EDWARD W. ROSE, III ———————————— Edward W. Rose, III	Director	September 27, 2002

/s/ GARY SHULTZ ———————————— Gary Shultz	Director	September 27, 2002

14

CERTIFICATIONS I, Donald J. Edwards, Chief Executive Officer of Liberté Investors Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Liberté Investors Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

/s/ DONALD J. EDWARDS —————————————— Donald J. Edwards Chief Executive Officer

15

CERTIFICATIONS I, Ellen V. Billings, Vice President, Secretary and Treasurer of Liberté Investors Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Liberté Investors Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

/s/ ELLEN V. BILLINGS —————————————— Ellen V. Billings Vice President, Secretary and Treasurer

16

Liberté Investors Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of Liberté Investors Inc. are included in response to Item 8 and Item 14(a)(1) and 14(a)(2):

Page
Report of KPMG LLP, Independent Auditors	F-2

Consolidated Statements of Financial Condition
as of June 30, 2002 and 2001	F-3

Consolidated Statements of Operations for the years ended June 30, 2002, 2001 and 2000	F-4

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2002, 2001
and 2000	F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000	F-6

Notes to Consolidated Financial Statements	F-7

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberté Investors Inc. and subsidiary as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Dallas, Texas August 14, 2002 F-2

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2002	June 30, 2001
Assets
Cash and cash equivalents	$56,509,738	$56,102,635
Foreclosed real estate held for sale	2,175,137	2,359,334
Accrued interest and other receivables	3,037	5,239
Other assets, net	231,575	96,323

Total assets	$58,919,487	$58,563,531

Liabilities and Stockholders’ Equity
Liabilities-accrued and other liabilities	$528,573	$530,999

Stockholders’ Equity:
Common stock, $.01 par value,
50,000,000 shares authorized,
20,256,097 shares issued and outstanding	202,561	202,561
Additional paid-in capital	309,392,398	309,392,398
Accumulated deficit	(251,204,045)	(251,562,427)

Total stockholders’ equity	58,390,914	58,032,532

Commitments and contingencies

Total liabilities and stockholders' equity	$58,919,487	$58,563,531

See accompanying notes to consolidated financial statements. F-3

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2002	2001	2000
Income:
Interest-bearing deposits in banks	$1,335,139	$2,922,509	$2,853,503
Gain on sales of foreclosed real estate	138,605	377,550	119,348
Other	15	21,090	84

Total income	1,473,759	3,321,149	2,972,935

Expenses:
Insurance	102,417	120,335	121,437
Foreclosed real estate operations	242,188	233,603	136,889
Legal, audit and consulting fees	156,727	123,225	122,200
Directors fees and expenses	66,000	62,600	60,000
Franchise tax	58,060	(21,080)	43,965
Compensation and employee benefits	144,461	83,203	85,869
General and administrative	223,988	202,977	185,073

Total expenses	993,841	804,863	755,433

Income before income taxes	479,918	2,516,286	2,217,502

Income tax expense	—	—	—

Net Income	$479,918	$2,516,286	$2,217,502

Basic and diluted net income
per share of common stock	$0.02	$0.12	$0.11

Weighted average number of shares of
common stock	20,256,097	20,256,097	20,256,097

See accompanying notes to consolidated financial statements. F-4

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 1999	20,256,097	$202,561	$309,392,398	$(251,860,129)	$57,734,830

Dividends paid ($0.094 per share)	—	—	—	(1,904,073)	(1,904,073)

Net income	—	—	—	2,217,502	2,217,502

Balance at June 30, 2000	20,256,097	202,561	309,392,398	(251,546,700)	58,048,259

Dividends paid ($0.125 per share)	—	—	—	(2,532,013)	(2,532,013)

Net income	—	—	—	2,516,286	2,516,286

Balance at June 30, 2001	20,256,097	202,561	309,392,398	(251,562,427)	58,032,532

Dividends paid ($0.006 per share)	—	—	—	(121,536)	(121,536)

Net income	—	—	—	479,918	479,918

Balance at June 30, 2002	20,256,097	$202,561	$309,392,398	$(251,204,045)	$58,390,914

See accompanying notes to consolidated financial statements. F-5

LIBERTÉ INVESTORS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2002	2001	2000
Cash flows from operating activities:
Net income	$479,918	$2,516,286	$2,217,502
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	5,671	7,811	12,801
Gain from sales of foreclosed real estate held for sale	(138,605)	(377,550)	(119,348)
Gain from sale of fixed assets	—	(970)	—
Decrease (increase) in accrued interest and other receivables	2,202	(111)	(1,338)
(Increase) decrease in other assets, net	(140,923)	21,080	76
Increase (decrease) in accrued and other liabilities	22,574	104,762	(28,684)

Net cash provided by operating activities	230,837	2,271,308	2,081,009

Cash flows from investing activities:
Additions to fixed assets	—	(5,424)	(11,507)
Proceeds from sales of foreclosed real estate	297,802	479,853	442,170
Proceeds from sale of fixed assets	—	970	—

Net cash provided by investing activities	297,802	475,399	430,663

Cash flows from financing activity - dividend paid	(121,536)	(2,532,013)	(1,904,073)

Net increase in cash and cash equivalents	407,103	214,694	607,599
Cash and cash equivalents at beginning of year	56,102,635	55,887,941	55,280,342

Cash and cash equivalents at end of year	$56,509,738	$56,102,635	$55,887,941

See accompanying notes to consolidated financial statements. F-6

Liberté Investors Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002, 2001 and 2000

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

Liberté Investors Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (e) Recognition of income — Interest income is recorded on an accrual basis. The Company discontinues the accrual of interest income when circumstances cause the collection of such interest to be doubtful. Interest income on impaired loans (which are included in other assets, and are fully-reserved) is recognized on a cash basis only after all principal has been collected. Collections on impaired loans with no carrying value are recognized on a cash basis and are recorded as loan income.

     (f) Foreclosed real estate held for sale — Foreclosed real estate held for sale is recorded at the lower of cost or fair value less estimated costs to sell. Cost is the note amount at the time of foreclosure net of any allowances. The Company periodically reviews its portfolio of foreclosed real estate held for sale using current information including (i) independent appraisals, (ii) general economic factors affecting the area where the property is located, (iii) recent sales activity and asking prices for comparable properties and (iv) costs to sell and/or develop that would serve to lower the expected proceeds from the disposal of the real estate. Gains (losses) realized on liquidation are recorded directly to income.

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

     (j) Recent accounting pronouncement — In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS 144 were effective for the Company beginning July 1, 2002. The impact of such adoption did not have an effect on the Company’s consolidated financial position or results of operations.

(2) Foreclosed Real Estate held for sale

     The following is a summary of the Company’s activity in foreclosed real estate held for sale for the years ended June 30, 2002, 2001, and 2000:

	2002	2001	2000
Balance at beginning of year	$2,359,334	$2,462,445	$2,810,267
Cost of real estate sold	(184,197)	(103,111)	(347,822)

Balance at end of year	$2,175,137	$2,359,334	$2,462,445

All of the Company’s real estate for 2002, 2001, and 2000 consists of undeveloped land located in the state of Texas. F-8

Liberté Investors Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In October 1999, the Company sold a second tract totaling 51.18 acres of land in San Antonio, Texas to a single-family homebuilder for a price of $307,080. A gain of approximately $119,000 was recognized as a result of this transaction. The buyer had a remaining option to purchase a third tract totaling 58 acres of land adjacent to the 51.18 acres and had a $25,000 deposit remaining with the Company for this option. The proceeds from the sale of the 51.18 acres were increased by $186,420, which had been deducted from the Company’s August 1998 sale to be used by the buyer to extend a road into the property. The buyer had previously paid a $25,000 deposit on the 51.18 acres, which is treated as a non-cash transaction in the statements of cash flows.

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

     In November 2001, the Company sold 59.39 acres of land in San Antonio, Texas to a developer for a price of $350,340, less associated selling costs of $27,538. A gain of approximately $138,600 was recorded as a result of this transaction. The buyer had previously paid a $25,000 deposit on the 59.39 acres, which is treated as a non-cash transaction in the statements of cash flows.

(3) Commitments and Contingencies

     The Company’s wholly-owned subsidiary, LNC Holdings Inc., owns approximately 40 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling approximately $1,527,000 including penalties and interest.

     On April 16, 1997, LNC Holdings Inc. received a notice of judgment from the City of Arlington with regard to the delinquent taxes through that date. On June 28, 2001, LNC Holdings Inc. received an additional notice of judgment from the City of Arlington with regard to the delinquent taxes from 1997 through that date. LNC Holdings Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing units to obtain title to the property. No response has been received. LNC Holdings Inc. has accrued property taxes and related penalties and interest for calendar years 1996 through 2001 and for the six month period ended June 30, 2002 totaling $311,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

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

     Rental expense for fiscal 2002, 2001 and 2000 under these leases was approximately $76,000, $80,000, and $94,000, respectively. Future minimum lease payments under these leases are as follows:

Fiscal Year Ending June 30,	Amount
2003	$72,963
2004	36,481

Total future minimum rentals	$109,444

     The Company from time to time has been involved, or, in the future, may be involved in routine litigation incidental to its business, which, in the opinion of management, will not result in a material adverse impact on the Company’s consolidated financial condition, results of operations, or cash flows, without regard to possible insurance or third party reimbursement.

(4) Federal Income Taxes

     There was no income tax expense recorded for the years ended June 30, 2002, 2001, or 2000.

     The income tax expense for the years ended June 30, 2002, 2001, and 2000 differs from the amounts computed by applying the U.S. Federal corporate tax rate of 34% to income before income taxes as follows:

	June 30,
	2002	2001	2000
Computed “expected” income tax expense	$163,172	$855,537	$753,951
Increase (decrease) in taxes resulting from:
Adjustment to deferred tax asset and
permanent tax items	4,657	(4,233)	66
Expiration of capital loss carryforward	—	1,629,812	—
Change in the beginning of the year
balance of the valuation allowance
for deferred tax assets allocated
to income taxes	(167,829)	(2,481,116)	(754,017)

	—	—	—

F-10

Liberté Investors Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2002 and 2001 are presented below:

	June 30,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$75,048,389	$75,149,946
Basis differences of foreclosed real estate	1,934,344	2,000,041
Other	1,913,032	1,913,607

Total gross deferred tax assets	78,895,765	79,063,594
Less: valuation allowance	(78,895,765)	(79,063,594)

Net deferred tax assets	$—	$—

     The net change in the valuation allowance for the years ended June 30, 2002, 2001 and 2000 was a decrease of $167,829, $2,481,116 and $754,017, respectively. Based on current business activity and the current status of business acquisitions, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

     At June 30, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $221 million, which are available to offset future federal taxable income. The carryforwards will expire in 2005 through 2011. In addition, the Company has alternative minimum tax credit carryforwards of $15,100 which are available to reduce future federal income taxes, if any, over an indefinite period.

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

     The fair value of cash and cash equivalents approximates their carrying value because of the liquidity and short-term maturities of these instruments. The Company believes that its deficiency notes receivable, which have no carrying value at June 30, 2002 and 2001, may have some fair value, but such value cannot be estimated and any potential collections are not measurable as to timing or amount.

(6) Concentrations of Credit Risk

     At June 30, 2002, the Company had certain concentrations of credit risk with two financial institutions in the form of cash, which amounted to approximately $56.5 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

Liberté Investors Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Related Party Transaction

     During the year ended June 30, 2002, the Company paid $99,400 to an affiliate of the Chairman of the Board of the Company as reimbursement for services provided by an employee of the affiliate.

(8) Selected Quarterly Financial Data (unaudited)

     Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data are summarized as follows:

	Quarters
	First	Second	Third	Fourth
Fiscal Year 2001
Operating revenues	$882,038	$832,079	$771,902	$835,130
Net income	$706,658	$694,423	$557,538	$557,667
Basic and diluted net income per share:	$0.03	$0.03	$0.03	$0.03

Fiscal Year 2002
Operating revenues	$455,094	$473,448	$277,175	$268,042
Net income	$238,495	$216,349	$16,190	$8,884
Basic and diluted net income per share:	$0.01	$0.01	$0.00	$0.00

(9) Subsequent Events

     On July 9, 2002, the Company’s Board of Directors elected Donald J. Edwards of Chicago, Illinois, President and Chief Executive Officer of the Company effective July 1, 2002. The Company’s Board also approved a five-year employment agreement with Mr. Edwards. In connection with Mr. Edwards’ hiring, the Company’s principal corporate offices will be relocated from Dallas to Chicago. The Board further adopted, subject to stockholder approval, a Long Term Incentive Plan and as part of such has granted Mr. Edwards an option to purchase 10% of the fully-diluted outstanding shares of the Company’s common stock at an option price of $3.00 per share, subject to certain vesting limitations. Under certain circumstances, Mr. Edwards may also receive additional options to purchase Company shares sufficient to keep his option percentage at 10% of the fully-diluted outstanding shares. The Long Term Incentive Plan adopted by the Board, if approved by the stockholders, is for 6,000,000 shares of the Company’s common stock (approximately 25% of the fully-diluted outstanding shares). Mr. Edwards was also granted by the Board the right to purchase 333,333 shares of the Company’s common stock at a price of $3.00 per share, as an inducement to his employment. Thus far, Mr. Edwards has purchased 166,667 shares under such grant.