Form 10-Q
period 2002-09-30
LIBERTE INVESTORS INC
filed 2002-12-09
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-6802

Liberté Investors Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1328153 (I.R.S. Employer Identification No.)

200 Crescent Court, Suite 1365 Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)

(214) 871-5935
Registrant’s telephone number, including area code

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

Yes [X] No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [   ] Not yet applicable [X]

As of November 7, 2002, there were outstanding 20,422,764 shares of the registrant’s common stock, par value $0.01 per share.

LIBERTÉ INVESTORS INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	June 30,
	2002	2002

Assets
Cash and cash equivalents	$57,349,060	$56,509,738
Foreclosed real estate held for sale	1,760,170	2,175,137
Accrued interest and other receivables	—	3,037
Other assets, net	217,000	231,575

Total assets	$59,326,230	$58,919,487

Liabilities and stockholders’ equity

Liabilities-accrued and other liabilities	$599,313	$528,573

Stockholders’ equity
Common stock, $.01 par value, 50,000,000 shares authorized, 20,422,764 and 20,256,097 shares issued and outstanding at September 30, 2002 and June 30, 2002, respectively	204,228	202,561
Additional paid-in capital	310,067,941	309,392,398
Accumulated deficit	(251,545,252)	(251,204,045)

Total stockholders’ equity	58,726,917	58,390,914

Commitments and contingencies	—	—
Total liabilities and stockholders’ equity	$59,326,230	$58,919,487

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,

	2002	2001

Income
Interest on deposits in banks	$291,049	$455,094
Gain on sale of foreclosed real estate	234,386	—

Total income	525,435	455,094

Expenses
Insurance	34,625	24,874
Compensation and employee benefits	372,029	37,759
Legal, audit and advisory fees	161,458	16,800
Franchise taxes	11,700	8,775
Foreclosed real estate operations	64,304	65,891
Loss on write-down of foreclosed real estate	124,374	—
General and administrative	98,152	62,500

Total expenses	866,642	216,599

Net income (loss)	$(341,207)	$238,495

Basic net income (loss) per share of common stock	$(0.02)	$0.01

Diluted net income (loss) per share of common stock	$(0.02)	$0.01

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Number of		Additional Paid-In
	Shares	Common Stock	Capital	Accumulated Deficit	Total

Balance at June 30, 2002	20,256,097	$202,561	$309,392,398	$(251,204,045)	$58,390,914
Net income (loss)	—	—	—	(341,207)	(341,207)
Stock issued to officer	166,667	1,667	598,333	—	600,000
Issuance of stock options	—	—	77,210	—	77,210

Balance at September 30, 2002	20,422,764	$204,228	$310,067,941	$(251,545,252)	$58,726,917

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$(341,207)	$238,495
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,091	1,438
Amortization of deferred compensation expense	77,210	—
Compensation related to stock issued to officer	100,000	—
Gain from sale of foreclosed real estate	(234,386)	—
Loss on write-down of foreclosed real estate	124,374	—
Decrease (increase) in accrued interest and other receivables	3,037	(814)
Decrease in other assets	13,484	13,252
Increase (decrease) in accrued and other liabilities	70,740	(25,990)

Net cash (used in) provided by operating activities	(185,657)	226,381

Cash flows from investing activity — net proceeds from sale of foreclosed real estate	524,979	—

Cash flows from financing activity — net proceeds from issuance of common stock	500,000	—

Net increase in cash and cash equivalents	839,322	226,381
Cash and cash equivalents at beginning of period	56,509,738	56,102,635

Cash and cash equivalents at end of period	$57,349,060	$56,329,016

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

Note A — Organization

Liberté Investors Inc., a Delaware corporation (the “Company”), was organized in April 1996 in order to effect the reorganization of Liberté Investors, a Massachusetts business trust (the “Trust”). At a special meeting of the shareholders of the Trust held on August 15, 1996 (the “Special Meeting”), the Trust’s shareholders approved a plan of reorganization whereby the Trust contributed its assets to the Company and received all of the Company’s outstanding common stock, par value $0.01 per share (“Shares” or “Common Stock”). The Trust then distributed to its shareholders in redemption of all outstanding shares of beneficial interest in the Trust (the “Beneficial Shares”) the Shares of the Company. The Company assumed all of the Trust’s assets and outstanding liabilities and obligations. Thereafter, the Trust was terminated.

Note B — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003.

The accompanying unaudited consolidated financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 38 acres of land located in Arlington, Texas. All intercompany balances and transactions have been eliminated.

Note C — Foreclosed Real Estate Held For Sale

At September 30, 2002, the Company held foreclosed real estate for sale in the form of undeveloped land. The September 30, 2002 carrying amount of these assets was approximately $1,760,000. The foreclosed real estate for sale consists of land totaling approximately 348 acres in San Antonio, Texas and approximately 38 acres in Arlington, Texas.

In September 2002, the Company sold 51.57 acres of land in San Antonio, Texas to a discount department store chain for a price of $538,907, less associated selling costs of $13,928. A gain of approximately $234,000 was recorded as a result of this transaction.

In September 2002, the Company recorded a write-down on the book values of three parcels of land in San Antonio, Texas for an aggregate of approximately $124,000. The write-down was recorded to adjust for decreased market values on the properties due to a softening of the local real estate market as well as the continued general economic downturn.

Note D — Commitments and Contingencies

The Company’s wholly-owned subsidiary, LNC Holdings, Inc., owns approximately 38 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling $1,548,000, including penalties and interest. There is no carrying value of the property due to the encumbrances.

On April 16, 1997, LNC Holdings, Inc. received a notice of judgment from the City of Arlington with regard to the delinquent taxes through that date. On June 28, 2001 LNC Holdings, Inc. received an additional notice of judgment from the City of Arlington with regard to the delinquent taxes from 1997 through that date. LNC Holdings, Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing authorities to obtain title to the property. No response has yet been received. LNC Holdings, Inc. has accrued property taxes and related penalties and interest for calendar years 1996 through 2001 and for the nine-month period ended September 30, 2002 totaling $332,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements of the Company.

The Company from time to time has been involved, or, in the future, may be involved in routine litigation incidental to its business, which, in the opinion of management, will not result in a material adverse impact on the Company’s consolidated financial condition, results of operations, or cash flows, without regard to possible insurance or third party reimbursement.

Note E — Federal Income Taxes

Although the Company has had taxable income in periods prior to June 30, 2002, no tax liability was recognized due to a reduction in the valuation allowance related to its net operating loss carryforwards. For the three months ended September 30, 2002, no tax benefit was recognized due to an increase in the valuation allowance related to the Company’s net operating loss carryforwards. Based on current business activity, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

Note F — Concentrations of Credit Risk

At September 30, 2002, the Company had certain concentrations of credit risk with three financial institutions in the form of cash, which amounted to approximately $57 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

Note G — Earnings (Loss) Per Share

Statement of Financial Accounting Standard No. 128 “Earnings Per Share” (“EPS”) specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The following table presents the basic and diluted EPS data for the three-month periods ended September 30, 2002 and 2001.

	For the Three Months Ended September 30,

	2002			2001

	Net Income	Wtd. Avg.	Per Share	Net	Wtd. Avg.	Per Share
	(Loss)	Shares	Amount	Income	Shares	Amount

Basic EPS -
Net income (loss)	$(341,207)	20,408,271	$(0.02)	$238,495	20,256,097	$0.01

Diluted EPS -
Net income (loss)	$(341,207)	20,408,271	$(0.02)	$238,495	20,256,097	$0.01
Effect of dilutive securities:
Stock purchase agreement	—	—	—	—	—	—
Options under Long Term Incentive Plan	—	—	—	—	—	—

Net income (loss)	$(341,207)	20,408,271	$(0.02)	$238,495	20,256,097	$0.01

Diluted weighted average shares for the three months ended September 30, 2002 excludes incremental shares from assumed conversion of stock options of 552,465 and available shares of 25,362 under the stock purchase agreement with the officer due to the net loss for the period.

Note H — Recent Pronouncements

On July 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Disposal or Impairment of Long-Lived Assets.” SFAS 144 supersedes SFAS 121 and the portion of Accounting Principles Board Opinion No. 30 that deals with the disposal of a business segment. The implementation of SFAS 144 had no effect on the Company’s consolidated financial statements.

Effective April 30, 2002, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” The main provisions of this statement address classification of debt extinguishments and accounting for certain lease transactions. Implementation of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

Effective July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The main provisions of this statement address the recognition of liabilities associated with an exit or disposal activity. Implementation of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

Note I — Stock-based Compensation

Stock-based compensation is accounted for using Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, if the exercise price of the options is greater than or equal to the market price at date of grant, no compensation expense is recorded. The disclosure-only provisions of SFAS 123, “Accounting for Stock-based Compensation” for options issued to employees are also disclosed by the Company.

In July 2002, the Company and Donald J. Edwards entered into an employment agreement, which was approved by the Company’s Board of Directors, (the “Employment Agreement”), that sets forth the terms and conditions of Mr. Edwards’ employment as the Company’s President and Chief Executive Officer. The Employment Agreement provides for a grant of a stock option to Mr. Edwards pursuant to a Nonqualified Stock Option

Nonqualified Stock Option Agreement by and between the Company and Mr. Edwards (the “Option Agreement”). In addition in July 2002, the Company’s Board of Directors also approved the Company’s 2002 Long Term Incentive Plan (the “Plan”). Under the Plan, and in accordance with the terms of the Employment Agreement, in July 2002, the Company’s Board of Directors granted to Mr. Edwards an option to purchase 2,573,678 shares of common stock of the Company at an exercise price of $3.00 per share pursuant to the terms of the Option Agreement. The option expires on July 9, 2012.

The Employment Agreement further grants Mr. Edwards, as an inducement to his employment with the Company, the right to purchase up to 333,333 shares of common stock of the Company (the “Purchased Shares”) within the first year of his employment with the Company at a price of $3.00 per share. On July 9, 2002, Mr. Edwards purchased 166,667 of the 333,333 Purchased Shares contemplated by the Employment Agreement. The aggregate market value of the Purchased Shares at the purchase date was $600,000. The difference between the aggregate market value and purchase price of the Purchased Shares of $100,000 was recorded as compensation expense in the consolidated statement of operations for the three months ended September 30, 2002.

A portion of Mr. Edwards’ option shares vest and become exercisable as of the first day of each month following the grant date. The aggregate market value of the securities underlying Mr. Edwards’ options at the grant date was approximately $9,265,000. The Company applies APB No. 25 in accounting for the options. Accordingly, the difference between the aggregate market value and exercise price of the securities underlying the option shares at grant date of $1,544,207 is recorded as compensation expense on a straight-line basis over the vesting period. For the three months ended September 30, 2002, $77,210 in expense was recorded related to the option shares in the Company’s consolidated statement of operations.

If the compensation cost during the three months ended September 30, 2002 for Mr. Edwards’ option shares had been determined based on the fair value at the grant date, consistent with SFAS No. 123, the Company’s net loss would have been $476,325, and the Company’s basic and diluted earnings per share would have been $(0.02) and $(0.02), respectively. The fair value of the options was estimated at the grant date using the Black-Scholes option pricing model, which includes the following assumptions: risk-free interest rate of 4.375%; expected option life of ten years; expected volatility of 3%; and no expected dividends.

Note J — Subsequent Event

In November 2002, the Company expects to close on an agreement to sell approximately 7 acres of land in San Antonio, Texas to a retail store owner for a price approximately the same as the recorded book value of the property.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

During the three months ended September 30, 2002, Liberté Investors Inc. continued to explore the potential acquisition of a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts have been made in fiscal 2003 to identify quality acquisition candidates, the Company has not yet entered into any definitive acquisition agreements.

In July 2002, the Company’s Board of Directors elected Donald J. Edwards of Chicago, Illinois, President, Chief Executive Officer and as a Director of the Company. Mr. Edwards has extensive experience in acquisitions and is employed by the Company pursuant to a five-year employment agreement. Additionally, in connection with Mr. Edwards’ employment, the Company’s Board of Directors approved an initial annual expense budget of approximately $3,000,000 to cover the increased costs related to the search for suitable acquisition candidates and the associated diligence efforts. The Company is continuing to use its available resources to find a suitable operating company acquisition, such as working with investment bankers, business brokers and other intermediaries, researching public companies and meeting directly with private companies.

Three Months Ended September 30, 2002 versus Three Months Ended September 30, 2001

For the three months ended September 30, 2002, a net loss of $341,000 was incurred compared to net income of $238,000 for the same period in 2001. The change in operating results for the three months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks decreased to $291,000 for the three months ended September 30, 2002 from $455,000 for the same period in 2001. This decrease is due to significantly lower interest rates on the Company’s interest-bearing deposits during the three months ended September 30, 2002 versus the three months ended September 30, 2001. Cash and cash equivalents increased from $56,329,000 at September 30, 2001 to $57,349,000 at September 30, 2002 primarily due to the issuance of common stock for $500,000 as well as proceeds received for the sale of real estate of $525,000.

There were no gains on the sales of foreclosed real estate for the three months ended September 30, 2001 as compared to $234,000 for the three months ended September 30, 2002. The gain on sale of real estate represents proceeds received from the sale of foreclosed real estate in excess of carrying value. The gain recognized for the three months ended September 30, 2002 was from the sale of 51.57 acres in San Antonio, Texas.

There was a loss on the write-down of foreclosed real estate of $124,000 for the three months ended September 30, 2002. The Company recorded a write-down on the book values of three parcels of land in San Antonio, Texas to adjust for decreased market values on the properties, due to a softening of the local real estate market as well as the continued general economic downturn.

Compensation and benefit expense was $372,000 for the three months ended September 30, 2002 as compared to $38,000 for the three months ended September 30, 2001. The increased expense includes the salaries for the Company’s President and Chief Executive Officer and one other employee, both hired in July 2002. The expense also includes $177,000 in non-cash compensation resulting from the issuance of common stock to Donald J. Edwards at a price less than the then current market value, as well as the grant of in-the-money stock options to Donald J. Edwards. Both transactions occurred in July 2002, in connection with Mr. Edwards’ employment agreement with the Company.

Legal, audit and advisory fees were $161,000 for the three months ended September 30, 2002 as compared to $17,000 for the three months ended September 30, 2001. Legal expenses were higher for the three months ended September 30, 2002 due to the legal fees associated with the drafting of documents related to the employment of Donald J. Edwards, as well as legal costs associated with the drafting of the Company’s proposed 2002 Long Term Incentive Plan.

General and administrative expense increased to $98,000 for the three months ended September 30, 2002 from $63,000 for the three months ended September 30, 2001. The increase is primarily due to the rent on additional office space and increased stockholder relations and travel expenses.

Liquidity and Capital Resources

The Company’s principal funding requirements are operating expenses, including legal, audit and advisory expenses incurred in connection with evaluation of potential acquisition candidates and other strategic opportunities. The Company anticipates that its primary sources of funding for operating expenses will be proceeds from the sale of foreclosed real estate, interest income on cash and cash equivalents, and cash on hand.

Forward-Looking Information

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance, including its ability to acquire businesses in the future, and other developments. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information, involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, the uncertainty as to whether the Company will be able to make future business acquisitions or that any such acquisitions will be successful, the Company’s ability to obtain financing for any possible acquisitions, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company’s Securities and Exchange Commission filings and other public announcements. Words or phrases when used in this Form 10-Q or other filings with the Securities and Exchange Commission, such as “does not believe” and “believes,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change from the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Accounting Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. The Company is not aware of any significant deficiencies or material weaknesses; therefore, no corrective actions were taken.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the first quarter of fiscal 2003, Donald J. Edwards exercised unregistered options to purchase Liberté Investors Inc. common stock, par value $0.01 per share, for an aggregate of $500,000 as follows:

Number of Shares Purchased	Option Price	Date of Exercise
166,667	$3.00	7/9/2002

The issuance of the above shares to Mr. Edwards was exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), by reason of the provision of Section 4(2) of the Securities Act because, among other things, of the limited number of participants in such transaction and the agreement and representation of Mr. Edwards that he was acquiring such securities for investment and not with a view to distribution thereof. The certificates representing the shares issued to Mr. Edwards contain a legend to the effect that such shares are not registered under the Securities Act and may not be transferred except pursuant to a registration statement that has become effective under the Securities Act or to an exemption from such registration. The issuance of such shares was not underwritten.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	The Company's Charter (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement dated July 2, 1996).

3.2	The Company's Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement dated July 2, 1996).

4.1	Registration Rights Agreement dated as of July 1, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K dated July 11, 2002).

10.1	Employment Agreement dated as of July 1, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K dated July 11, 2002).

10.2	Liberté Investors Inc. 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K dated July 11, 2002).

10.3	Nonqualified Stock Option Agreement dated as of July 9, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K dated July 11, 2002).

10.4	Indemnification Agreement dated as of July 1, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K dated July 11, 2002).

99.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Principal Accounting Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On July 11, 2002, the Company filed an 8-K disclosing Item 5 “Other Events” and Item 7 “Financial Statements and Exhibits.” The 8-K contained a copy of the Company’s press release dated July 9, 2002, announcing that the Board of Directors of the Company approved the election of Donald J. Edwards as President and Chief Executive Officer of the Company effective as of July 1, 2002 and the related terms of his employment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

LIBERTÉ INVESTORS INC.

November 12, 2002	By:	/s/ Donald J. Edwards Donald J. Edwards President and Chief Executive Officer

November 12, 2002	By:	/s/ Ellen V. Billings Ellen V. Billings Vice President, Controller and Principal Accounting Officer

CERTIFICATIONS

I, Donald J. Edwards, President and Chief Executive Officer of Liberté Investors Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Liberté Investors Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ DONALD J. EDWARDS Donald J. Edwards President and Chief Executive Officer

CERTIFICATIONS

I, Ellen V. Billings, Vice President, Controller and Principal Accounting Officer of Liberté Investors Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Liberté Investors Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ ELLEN V. BILLINGS Ellen V. Billings Vice President, Controller and Principal Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	The Company's Charter (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement dated July 2, 1996).
3.2	The Company's Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement dated July 2, 1996).
4.1	Registration Rights Agreement dated as of July 1, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K dated July 11, 2002)
10.1	Employment Agreement dated as of July 1, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K dated July 11, 2002)
10.2	Liberté Investors Inc. 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K dated July 11, 2002)
10.3	Nonqualified Stock Option Agreement dated as of July 9, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K dated July 11, 2002)
10.4	Indemnification Agreement dated as of July 1, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K dated July 11, 2002)
99.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Principal Accounting Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.