Form 10-Q
period 2002-12-31
LIBERTE INVESTORS INC
filed 2003-02-13
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________________ to  ________________

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

Yes [ X ]   No [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [ X ]

As of February 7, 2003, there were outstanding 20,422,764 shares of the registrant’s common stock, par value $0.01 per share.

LIBERTÉ INVESTORS INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2002

INDEX

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Statements of Financial Condition
December 31, 2002 and June 30, 2002	3
Consolidated Statements of Operations
Six Months Ended December 31, 2002 and 2001	4
Consolidated Statements of Operations
Three Months Ended December 31, 2002 and 2001	5
Consolidated Statement of Stockholders’ Equity
Six Months Ended December 31, 2002	6
Consolidated Statements of Cash Flows
Six Months Ended December 31, 2002 and 2001	7
Notes to Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 6. Exhibits and Reports on Form 8-K	19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31,	June 30,
	2002	2002

Assets
Cash and cash equivalents	$57,301,725	$56,509,738
Foreclosed real estate held for sale	1,593,767	2,175,137
Accrued interest and other receivables	4,618	3,037
Other assets, net	195,783	231,575

Total assets	$59,095,893	$58,919,487

Liabilities and stockholders’ equity

Liabilities-accrued and other liabilities	$564,982	$528,573

Stockholders’ equity
Common stock, $.01 par value,
50,000,000 shares authorized, 20,422,764
and 20,256,097 shares issued and
outstanding at December 31, 2002
and June 30, 2002, respectively	204,228	202,561
Additional paid-in capital	310,150,443	309,392,398
Accumulated deficit	(251,823,760)	(251,204,045)

Total stockholders’ equity	58,530,911	58,390,914

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$59,095,893	$58,919,487

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	December 31,

	2002	2001

Income
Interest on deposits in banks	$572,301	$789,922
Gain on sale of foreclosed real estate, net	233,248	138,605
Other	—	15

Total income	805,549	928,542

Expenses
Insurance	72,362	50,208
Compensation and employee benefits	682,979	75,738
Legal, audit and advisory fees	206,113	59,509
Franchise taxes	23,400	18,416
Foreclosed real estate operations	115,834	137,982
Loss on write-down of foreclosed real estate	141,777	—
General and administrative	182,799	131,845

Total expenses	1,425,264	473,698

Net (loss) income	$(619,715)	$454,844

Basic net (loss) income per share of common stock	$(0.03)	$0.02

Diluted net (loss) income per share of common stock	$(0.03)	$0.02

Weighted average number of shares of
common stock—basic and diluted	20,415,518	20,256,097

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,

	2002	2001

Income
Interest on deposits in banks	$281,252	$334,828
(Loss) gain on sales of foreclosed real estate, net	(1,138)	138,605
Other	—	15

Total income	280,114	473,448

Expenses
Insurance	37,737	25,334
Compensation and employee benefits	310,950	37,979
Legal, audit and advisory fees	44,655	42,709
Franchise taxes	11,700	9,641
Foreclosed real estate operations	51,530	72,091
Loss on write-down of foreclosed real estate	17,403	—
General and administrative	84,647	69,345

Total expenses	558,622	257,099

Net (Loss) Income	$(278,508)	$216,349

Basic net (loss) income per share of common stock	$(0.01)	$0.01

Diluted net (loss) income per share of common stock	$(0.01)	$0.01

Weighted average number of shares of
common stock—basic and diluted	20,422,764	20,256,097

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Number of	Common	Additional	Accumulated
	Shares	Stock	Paid-In Capital	Deficit	Total

Balance at June 30, 2002	20,256,097	$202,561	$309,392,398	$(251,204,045)	$58,390,914
Net loss	—	—	—	(619,715)	(619,715)
Stock issued to officer	166,667	1,667	598,333	—	600,000
Issuance of stock options	—	—	159,712	—	159,712

Balance at December 31, 2002	20,422,764	$204,228	$310,150,443	$(251,823,760)	$58,530,911

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,

	2002	2001

Cash flows from operating activities:
Net (loss) income	$(619,715)	$454,844
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
Depreciation and amortization	1,543	2,849
Amortization of deferred compensation expense	159,712	—
Compensation related to stock issued to officer	100,000	—
Gain from sale of foreclosed real estate	(233,248)	(138,605)
Loss on write-down of foreclosed real estate	141,777	—
(Increase) decrease in accrued interest and other receivables	(1,581)	4,333
Decrease in other assets	49,059	35,010
Increase (decrease) in accrued and other liabilities	36,409	(1,628)

Net cash (used in) provided by operating activities	(366,044)	356,803

Cash flows from investing activities:
Net proceeds from sale of foreclosed real estate	672,841	322,802
Additions to fixed assets	(14,810)	—

Net cash provided by investing activities	658,031	322,802

Cash flows from financing activity – net proceeds
from issuance of common stock	500,000	—

Net increase in cash and cash equivalents	791,987	679,605
Cash and cash equivalents at beginning of period	56,509,738	56,102,635

Cash and cash equivalents at end of period	$57,301,725	$56,782,240

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002
(Unaudited)

Note A — Organization

Liberté Investors Inc., a Delaware corporation (the “Company”), was organized in April 1996 in order to effect the reorganization of Liberté Investors, a Massachusetts business trust (the “Trust”). At a special meeting of the shareholders of the Trust held on August 15, 1996, the Trust’s shareholders approved a plan of reorganization whereby the Trust contributed its assets to the Company and received all of the Company’s outstanding common stock, par value $.01 per share (“Shares” or “Common Stock”). The Trust then distributed to its shareholders in redemption of all outstanding shares of beneficial interest in the Trust the Shares of the Company. The Company assumed all of the Trust’s assets and outstanding liabilities and obligations. Thereafter, the Trust was terminated.

Note B — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003.

The accompanying consolidated financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 38 acres of land located in Arlington, Texas. All intercompany balances and transactions have been eliminated.

Note C — Foreclosed Real Estate Held For Sale

At December 31, 2002, the Company held foreclosed real estate for sale in the form of undeveloped land. The December 31, 2002 carrying amount of these assets was approximately $1,594,000. The foreclosed real estate for sale consists of land totaling approximately 341 acres in San Antonio, Texas and approximately 38 acres in Arlington, Texas.

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

In November 2002, the Company sold 7 acres of land in San Antonio, Texas to a retail store owner for a price of $155,000, less associated selling costs of $7,000. A loss of approximately $1,000 was recorded as a result of this transaction.

In December 2002, the Company recorded a write-down on the book values of two parcels of land in San Antonio, Texas for an aggregate of approximately $17,000. The write-down was recorded to adjust for decreased market values on the properties due to a softening of the local real estate market as well as the continued general economic downturn.

Note D — Commitments and Contingencies

The Company’s wholly-owned subsidiary, LNC Holdings Inc., owns approximately 38 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling approximately $1,569,000 including penalties and interest.

On April 16, 1997, LNC Holdings Inc. received a notice of judgment from the City of Arlington with regard to the delinquent taxes through that date. On June 28, 2001, LNC Holdings Inc. received an additional notice of judgment from the City of Arlington with regard to the delinquent taxes from 1997 through that date. LNC Holdings Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing units to obtain title to the property. No response has been received. LNC Holdings Inc. has accrued property taxes and related penalties and interest for calendar years 1996 through 2002 totaling $345,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

Note E — Federal Income Taxes

Although the Company had taxable income for the three- and six-month periods ended December 31, 2001, no tax liability was recognized due to a reduction in the valuation allowance related to its net operating loss carryforwards. Based on current business activity, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

Note F — Concentrations of Credit Risk

At December 31, 2002, the Company had certain concentrations of credit risk with three financial institutions in the form of cash, which amounted to approximately $57 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

Note G — Earnings (Loss) Per Share

Statement of Financial Accounting Standard No. 128 “Earnings Per Share” (“EPS”) specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The following table presents the basic and diluted EPS data for the three- and six-month periods ended December 31, 2002 and 2001.

	For the Three Months Ended December 31,

	2002			2001

	Net	Wtd. Avg.	Per Share	Net	Wtd. Avg.	Per Share
	Loss	Shares	Amount	Income	Shares	Amount

Basic EPS -
Net income (loss)	$(278,508)	20,422,764	$(0.01)	$216,349	20,256,097	$0.01

Diluted EPS -
Net income (loss)	$(278,508)	20,422,764	$(0.01)	$216,349	20,256,097	$0.01
Effect of dilutive securities*:
Stock purchase rights	—	—	—	N/A	N/A	N/A
Options under Long Term
Incentive Plan	—	—	—	N/A	N/A	N/A

Net income (loss)	$(278,508)	20,422,764	$(0.01)	$216,349	20,256,097	$0.01

*Note: There were no dilutive securities during the three months ended December 31, 2001.

Diluted weighted average shares for the three months ended December 31, 2002 excludes incremental shares from assumed conversion of stock options of 575,778 under the Company’s long term incentive plan and available shares of 27,778 under the stock purchase rights granted to the officer due to the net loss for the period.

	For the Six Months Ended December 31,

	2002			2001

	Net	Wtd. Avg.	Per Share	Net	Wtd. Avg.	Per Share
	Loss	Shares	Amount	Income	Shares	Amount

Basic EPS -
Net income (loss)	$(619,715)	20,415,518	$(0.03)	$454,844	20,256,097	$0.02

Diluted EPS -
Net income (loss)	$(619,715)	20,415,518	$(0.03)	$454,844	20,256,097	$0.02
Effect of dilutive securities*:
Stock purchase rights	—	—	—	N/A	N/A	N/A
Options under Long Term
Incentive Plan	—	—	—	N/A	N/A	N/A

Net income (loss)	$(619,715)	20,415,518	$(0.03)	$454,844	20,256,097	$0.02

*Note: There were no dilutive securities during the six months ended December 31, 2001.

Diluted weighted average shares for the six months ended December 31, 2002 excludes incremental shares from assumed conversion of stock options of 564,121 under the Company’s long term incentive plan and available shares of 26,570 under the stock purchase rights granted to the officer due to the net loss for the period.

Note H – Recent Pronouncements

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which is effective for fiscal years beginning after December 31, 2002. SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Implementation of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

Note I – Stock-based Compensation

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

In July 2002, the Company and Donald J. Edwards entered into an employment agreement, which was approved by the Company’s Board of Directors (the “Employment Agreement”), that sets forth the terms and conditions of Mr. Edwards’ employment as the Company’s President and Chief Executive Officer. The Employment Agreement provides for a grant of a stock option to Mr. Edwards pursuant to a Nonqualified Stock Option Agreement by and between the Company and Mr. Edwards (the “Option Agreement”). In addition, in July 2002 the Company’s Board of Directors also approved the Company’s 2002 Long Term Incentive Plan (the “Plan”). Under the Plan, and in accordance with the terms of the Employment Agreement, in July 2002, the Company’s Board of Directors granted to Mr. Edwards an option to purchase 2,573,678 shares of common stock of the Company at an exercise price of $3.00 per share pursuant to the terms of the Option Agreement. The option expires on July 9, 2012. A portion of Mr. Edwards’ option shares vest and become exercisable as of the first day of each month following the grant date. The aggregate market value of the securities underlying Mr. Edwards’ options at the grant date was approximately $9,265,000.

The Employment Agreement further grants Mr. Edwards, as an inducement to his employment with the Company, the right to purchase up to 333,333 shares of common stock of the Company (the “Purchased Shares”) at a price of $3.00 per share. The right expires June 30, 2003. On July 9, 2002, Mr. Edwards purchased 166,667 of the 333,333 Purchased Shares contemplated by the Employment Agreement. The aggregate market value of the Purchased Shares at the purchase date was $600,000. The difference between the aggregate market value and purchase price of the Purchased Shares of $100,000 was recorded as compensation expense in the consolidated statement of operations for the six months ended December 31, 2002.

In December 2002, in accordance with the terms of the Plan, the Company’s Board of Directors granted to an employee an option to purchase 250,000 shares of common stock of the Company at an exercise price of $3.00 per share. The option expires on November 30, 2012. Ten percent of the employee’s option shares vest and become exercisable on May 31, 2003, and an additional 1 2/3 % of the employee’s option shares vest and become exercisable as of the last day of each month following May 31, 2003 through November 30, 2007. The aggregate market value of the securities underlying the employee’s options at the grant date was approximately $1,068,000.

The Company applies APB No. 25 in accounting for employee stock options. Accordingly, the difference between the aggregate market value and exercise price of the securities underlying the stock options at grant date is recorded as compensation expense on a straight-line basis over the vesting period. For the three- and six- month periods ended December 31, 2002, approximately $83,000 and $160,000 in expense, respectively, was recorded related to the employee stock options in the Company’s consolidated statements of operations.

If the compensation cost during the three- and six-month periods ended December 31, 2002 for the employee stock options had been determined based on the fair value at the grant date, consistent with SFAS Nos. 123 and 148, the Company’s pro forma net loss would have been $417,915 and $894,243, respectively and basic and diluted loss per share would have been $(0.02) and $(0.04). The fair value of the options was estimated at the grant date using the Black-Scholes option pricing model, which includes the following assumptions: risk-free interest rate based on the ten-year U.S. Treasury Note rate; expected option life of ten years; expected volatility of 3%; and no expected dividends.

Note J — Subsequent Event

On January 17, 2003, the Company entered into an operating lease for additional office space in Chicago, Illinois. The lease commences May 1, 2003, or earlier upon substantial completion of improvements to the space. The lease expires on the fifth anniversary of the commencement date, contains a renewal option and requires the Company to pay a proportionate share of operating expenses of the building. Assuming the lease commences on May 1, 2003, future minimum lease payments under this lease are as follows:

Fiscal Year Ending
June 30,	Amount

2003	$18,416
2004	110,868
2005	113,087
2006	115,352
2007	117,636
2008	99,680

Total minimum payments	$575,039

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

During the three- and six-month periods ended December 31, 2002, Liberté Investors Inc. continued to explore the potential acquisition of a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts have been made in fiscal 2003 to identify quality acquisitions, the Company has not yet entered into any definitive acquisition agreements.

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

Six Months Ended December 31, 2002 versus Six Months Ended December 31, 2001

For the six months ended December 31, 2002, a net loss of $620,000 was incurred, compared to net income of $455,000 for the same period in 2001. The change in operating results for the six months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks decreased to $572,000 for the six months ended December 31, 2002 from $790,000 for the same period in 2001. This decrease is due to substantially lower interest rates on the Company’s interest-bearing deposits during the six months ended December 31, 2002 versus the six months ended December 31, 2001. Cash and cash equivalents increased from $56,782,000 at December 31, 2001 to $57,302,000 at December 31, 2002 primarily due to the Company’s issuance of common stock in July 2002 for $500,000.

Gains on the sales of foreclosed real estate were $233,000 for the six months ended December 31, 2002 as compared to $139,000 for the six months ended December 31, 2001. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The gains recognized for the six months ended December 31, 2002 were from the sale of 58.6 acres in San Antonio, Texas and the gain recognized for the six months ended December 31, 2001 was from the sale of 59.4 acres in San Antonio, Texas.

Insurance expense was $72,000 for the six months ended December 31, 2002 as compared to $50,000 for the six months ended December 31, 2001. The increase reflects higher premiums on the insurance policies carried by the Company, primarily on the insurance policy covering directors and officers.

Compensation and benefit expense was $683,000 for the six months ended December 31, 2002 as compared to $76,000 for the six months ended December 31, 2001. The increased expense includes the addition of salary expense for the Company’s President and Chief Executive Officer and two other new employees. In addition, the salary expense for two employees had been shared with another company until November 2002, at which time the Company began to record the entire associated expense. The expense also includes $260,000 in non-cash compensation resulting from the issuance of common stock to Donald J. Edwards at a price less than the then current market value, as well as the grant of in-the-money stock options to Mr. Edwards and one other employee. The transactions with Mr. Edwards occurred in July 2002, in connection with Mr. Edwards’ employment agreement with the Company. The grant of options to the other employee occurred in December 2002, under the Liberté Investors Inc. 2002 Long Term Incentive Plan.

Legal, audit and advisory fees were $206,000 for the six months ended December 31, 2002 as compared to $60,000 for the six months ended December 31, 2001. Legal expenses were higher for the six months ended December 31, 2002 due to the legal fees associated with the drafting of documents related to the employment of Donald J. Edwards, legal fees associated with the drafting of the Company’s proposed 2002 Long Term Incentive Plan and legal fees associated with the implementation and compliance with certain regulations under the Sarbanes-Oxley Act of 2002.

Foreclosed real estate operations expense decreased from $138,000 for the six months ended December 31, 2001 to $116,000 for the same period in 2002. Foreclosed real estate operations expense was higher for the six months ended December 31, 2001 primarily due to increased accruals for property taxes resulting from higher valuations of land owned by the Company, as well as additional spending on real estate consultations and studies.

There was a loss on the write-down of foreclosed real estate of $142,000 for the six months ended December 31, 2002. The Company recorded a write-down on the book values of certain parcels of land in San Antonio, Texas to adjust for decreased market values on the properties due to a softening of the local real estate market as well as the continued general economic downturn. No losses on write-downs of real estate were recognized in the same period in 2001.

General and administrative expense increased from $132,000 during the six months ended December 31, 2001 to $183,000 for the same period in 2002. The increase was primarily due to increased office rent and stockholder relations expense, as well as increases in various general and administrative expenses for the six months ended December 31, 2002.

Three Months Ended December 31, 2002 versus Three Months Ended December 31, 2001

For the three months ended December 31, 2002, a net loss of $279,000 was incurred, compared to net income of $216,000 for the same period in 2001. The change in operating results for the three months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks decreased to $281,000 for the three months ended December 31, 2002 from $335,000 for the same period in 2001. This decrease is due to substantially lower interest rates on the Company’s interest-bearing deposits during the three months ended December 31, 2002 versus the three months ended December 31, 2001. Cash and cash equivalents increased from $56,782,000 at December 31, 2001 to $57,302,000 at December 31, 2002 primarily due to the Company’s issuance of common stock in July 2002 for $500,000.

For the three months ended December 31, 2002, a loss on the sale of real estate was recognized of $1,000, as compared to a gain of $139,000 for the same period in 2001. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The loss recognized for the three months ended December 31, 2002 was from the sale of 7 acres in San Antonio, Texas, and the gain recognized for the three months ended December 31, 2001 was from the sale of 59.39 acres in San Antonio, Texas.

Insurance expense was $38,000 for the three months ended December 31, 2002 as compared to $25,000 for the three months ended December 31, 2001. The increase reflects higher premiums on the insurance policies carried by the Company, primarily on the insurance policy covering directors and officers.

Compensation and benefit expense was $311,000 for the three months ended December 31, 2002 as compared to $38,000 for the three months ended December 31, 2001. The increased expense includes the addition of salary expense for the Company’s President and Chief Executive Officer and two other new employees. In addition, the salary expense for two employees had been shared with another company until November 2002, at which time the Company began to record the entire associated expense. The expense also includes $83,000 in non-cash compensation resulting from the grant of in-the-money stock options to Mr. Edwards and one other employee. The transaction with Mr. Edwards occurred in July 2002, in connection with Mr. Edwards’ employment agreement with the Company. The grant of options to the other employee occurred in December 2002, under the Liberté Investors Inc. 2002 Long Term Incentive Plan.

Foreclosed real estate operations expense decreased from $72,000 for the three months ended December 31, 2001 to $52,000 for the same period in 2002. Foreclosed real estate operations expense was higher for the three months ended December 31, 2001 primarily due to higher property taxes resulting from increased valuations of land owned by the Company, as well as additional spending on real estate consultations and studies.

There was a loss on the write-down of foreclosed real estate of $17,000 for the three months ended December 31, 2002. The Company recorded a write-down on the book values of certain parcels of land in San Antonio, Texas to adjust for decreased market values on the properties, due to a softening of the local real estate market as well as the continued general economic downturn. No losses on write-downs of real estate were recognized in the same period in 2001.

General and administrative expense increased from $69,000 during the three months ended December 31, 2001 to $85,000 for the same period in 2002. The increase was due to higher spending for various general and administrative expenses for the three months ended December 31, 2002.

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

PART II. — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s stockholders was held on November 8, 2002 for the purpose of voting on four proposals. The proposals, including the results of the voting, are as follows:

Proposal No. 1.	Proposal to elect each of Messrs. Gene H. Bishop, Harvey B. Cash, Donald J. Edwards, Gerald J. Ford, Jeremy B. Ford, Edward W. Rose, III, and Gary Shultz as directors of the Company until expiration of his term at the 2003 Annual Meeting of stockholders and until his successor is elected and qualified or until his earlier death, resignation or removal from office.

	Number of Shares of Common Stock

	For	Withheld

G. Bishop	19,299,164	68,522
H. Cash	19,289,614	78,072
D. Edwards	19,278,484	89,202
G. Ford	19,289,664	78,022
J. Ford	19,267,749	99,937
E. Rose	19,287,579	80,107
G. Shultz	19,285,779	81,907

Proposal No. 2	Proposal to approve the Liberté Investors Inc. 2002 Long Term Incentive Plan.

Number of Shares of
Common Stock

For	13,311,568
Against	241,944
Abstain	381,912
Broker Non-Votes	5,432,262

Proposal No. 3	Proposal to approve the grant of non-qualified stock options to Donald J. Edwards, the Company’s President and Chief Executive Officer, pursuant to his Employment Agreement and Option Agreement with the Company.

Number of Shares of
Common Stock

For	13,245,432
Against	290,855
Abstain	399,137
Broker Non-Votes	5,432,262

Proposal No. 4	Proposal to approve the ratification of the selection of KPMG LLP as the Company’s independent accountants for the fiscal year ending June 30, 2003.

Number of Shares of
Common Stock

For	19,316,320
Against	21,631
Abstain	29,735

The total number of shares of common stock voted on Proposals No. 1 and 4 was 19,367,686, or approximately 94.7% of the outstanding shares of common stock. The total number of shares of common stock voted on Proposals No. 2 and 3 was 13,935,424, or approximately 68.2% of the outstanding shares of common stock.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1	The Company’s Charter (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement dated July 2, 1996).
3.2	The Company’s Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form S-4 Registration Statement dated July 2, 1996).
4.1	Specimen Common Stock Certificate of Liberté Investors Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 Registration Statement dated December 26, 2002).
4.2	Registration Rights Agreement dated as of July 1, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K dated July 11, 2002).
10.1	Employment Agreement dated as of July 1, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K dated July 11, 2002).
10.2	Liberté Investors Inc. 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K dated July 11, 2002).
10.3	Nonqualified Stock Option Agreement dated as of July 9, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K dated July 11, 2002).
10.4	Indemnification Agreement dated as of July 1, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K dated July 11, 2002).
99.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Principal Accounting Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

LIBERTÉ INVESTORS INC.

February 13, 2003	By:	/s/ Donald J. Edwards Donald J. Edwards President and Chief Executive Officer

February 13, 2003	By:	/s/ Ellen V. Billings Ellen V. Billings Controller and Principal Accounting Officer

CERTIFICATIONS

I, Donald J. Edwards, President and Chief Executive Officer of Liberté Investors Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Liberté Investors Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 13, 2003

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

Date: February 13, 2003

/s/ ELLEN V. BILLINGS Ellen V. Billings Vice President, Controller and Principal Accounting Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1	The Company’s Charter (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement dated July 2, 1996).

3.2	The Company’s Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form S-4 Registration Statement dated July 2, 1996).

4.1	Specimen Common Stock Certificate of Liberté Investors Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 Registration Statement dated December 26, 2002).

4.2	Registration Rights Agreement dated as of July 1, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K dated July 11, 2002).

10.1	Employment Agreement dated as of July 1, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K dated July 11, 2002).

10.2	Liberté Investors Inc. 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K dated July 11, 2002).

10.3	Nonqualified Stock Option Agreement dated as of July 9, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K dated July 11, 2002).

10.4	Indemnification Agreement dated as of July 1, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K dated July 11, 2002).

99.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Principal Accounting Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.