Form 10-Q
period 2003-03-31
LIBERTE INVESTORS INC
filed 2003-05-13
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________

Commission File Number: 1-6802

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

Yes [   ]   No [X]

As of May 7, 2003, there were outstanding 20,422,764 shares of the registrant’s common stock, par value $0.01 per share.

LIBERTÉ INVESTORS INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Statements of Financial Condition March 31, 2003 and June 30, 2002	3

Consolidated Statements of Operations Nine Months Ended March 31, 2003 and 2002	4

Consolidated Statements of Operations Three Months Ended March 31, 2003 and 2002	5

Consolidated Statement of Stockholders’ Equity Nine Months Ended March 31, 2003	6

Consolidated Statements of Cash Flows Nine Months Ended March 31, 2003 and 2002	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	June 30,
	2003	2002

Assets
Cash and cash equivalents	$56,798,968	$56,509,738
Foreclosed real estate held for sale	1,593,767	2,175,137
Accrued interest and other receivables	19,318	3,037
Other assets, net	213,005	231,575

Total assets	$58,625,058	$58,919,487

Liabilities and Stockholders’ Equity
Liabilities — accrued and other liabilities	$448,210	$528,573

Stockholders’ Equity
Common stock, $.01 par value,
50,000,000 shares authorized, 20,422,764 and 20,256,097
shares issued and outstanding at March 31, 2003 and
June 30, 2002, respectively	204,228	202,561
Additional paid-in capital	310,243,527	309,392,398
Accumulated deficit	(252,270,907)	(251,204,045)

Total stockholders’ equity	58,176,848	58,390,914

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$58,625,058	$58,919,487

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	March 31,

	2003	2002

Income
Interest on deposits in banks	$837,426	$1,067,097
Gains on sales of foreclosed real estate, net	233,248	138,605
Other	—	15

Total income	1,070,674	1,205,717

Expenses
Insurance	106,559	74,939
Compensation and employee benefits	1,040,548	113,621
Legal, audit and advisory fees	329,336	100,774
Franchise taxes	44,815	27,116
Foreclosed real estate operations	158,458	189,759
Loss on write-down of foreclosed real estate	141,777	—
General and administrative	316,043	228,474

Total expenses	2,137,536	734,683

Net (loss) income	$(1,066,862)	$471,034

Basic and diluted net (loss) income per share of common stock	$(0.05)	$0.02

Weighted average number of shares of common stock — basic and diluted	20,417,898	20,256,097

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Income
Interest on deposits in banks	$265,125	$277,175

Expenses
Insurance	36,359	24,731
Compensation and employee benefits	355,407	37,883
Legal, audit and advisory fees	123,223	41,265
Franchise taxes	21,415	8,700
Foreclosed real estate operations	42,624	51,777
General and administrative	133,244	96,629

Total expenses	712,272	260,985

Net (loss) income	$(447,147)	$16,190

Basic and diluted net (loss) income per share of common stock	$(0.02)	$0.0008

Weighted average number of shares of common stock — basic and diluted	20,422,764	20,256,097

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Number of	Common	Additional	Accumulated
	Shares	Stock	Paid-In Capital	Deficit	Total

Balance at June 30, 2002	20,256,097	$202,561	$309,392,398	$(251,204,045)	$58,390,914
Net loss	—	—	—	(1,066,862)	(1,066,862)
Stock issued to officer	166,667	1,667	598,333	—	600,000
Issuance of stock options	—	—	252,796	—	252,796

Balance at March 31, 2003	20,422,764	$204,228	$310,243,527	$(252,270,907)	$58,176,848

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net (loss) income	$(1,066,862)	$471,034
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,427	4,260
Deferred compensation expense	252,796	—
Compensation related to stock issued to officer	100,000	—
Gain from sales of foreclosed real estate, net	(233,248)	(138,605)
Loss on write-down of foreclosed real estate	141,777	—
(Increase) decrease in accrued interest and other receivables	(16,281)	3,262
Decrease (increase) in other assets	62,332	(47,994)
(Decrease) increase in accrued and other liabilities	(80,363)	13,995

Net cash (used in) provided by operating activities	(834,422)	305,952

Cash flows from investing activities:
Proceeds from sale of foreclosed real estate	672,841	322,802
Additions to fixed assets	(49,189)	—

Net cash provided by investing activities	623,652	322,802

Cash flows from financing activity — net proceeds from issuance of common stock	500,000	—

Net increase in cash and cash equivalents	289,230	628,754
Cash and cash equivalents at beginning of period	56,509,738	56,102,635

Cash and cash equivalents at end of period	$56,798,968	$56,731,389

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

Note A – Organization

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

Note B – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003.

The accompanying consolidated financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 38 acres of land located in Arlington, Texas. All intercompany balances and transactions have been eliminated.

Note C – Stock-based Compensation

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

The Employment Agreement further grants Mr. Edwards, as an inducement to his employment with the Company, the right to purchase up to 333,333 shares of Common Stock of the Company (the “Purchased Shares”) at a price of $3.00 per share. The right expires June 30, 2003. On July 9, 2002, Mr. Edwards purchased 166,667 of the 333,333 Purchased Shares contemplated by the Employment Agreement. The aggregate market value of the Purchased Shares at the purchase date was $600,000. The difference between the aggregate market value and purchase price of the Purchased Shares of $100,000 was recorded as compensation and employee benefits expense in the consolidated statement of operations for the nine months ended March 31, 2003.

In December 2002, in accordance with the terms of the Plan, the Company’s Board of Directors granted to another employee an option to purchase 250,000 shares of Common Stock of the Company at an exercise price of $3.00 per share. The option expires on November 30, 2012. Ten percent of the employee’s option shares vest and become exercisable on May 31, 2003, and an additional 1 2/3 % of the employee’s option shares vest and become exercisable as of the last day of each month following May 31, 2003 through November 30, 2007. The aggregate market value of the securities underlying the employee’s options at the grant date was approximately $1,068,000.

The Company applies APB No. 25 in accounting for employee stock options. Accordingly, the difference between the aggregate market value and exercise price of the securities underlying the stock options at grant date, or intrinsic value, is recorded as compensation expense on a straight-line basis over the vesting period. If the employee stock options had been accounted for under SFAS No. 123, the fair value of the stock options would have been recorded as compensation expense on a straight-line basis over the vesting period. The following table, as prescribed by SFAS No. 148, illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. The fair value of the options was estimated at the grant date using the Black-Scholes option pricing model, which includes the following assumptions: risk-free interest rate based on the ten-year U.S. Treasury Note rate; expected option life of ten years; expected volatility of 3%; and no expected dividends.

	For the Three	For the Nine
	Months Ended	Months Ended
	March 31, 2003	March 31, 2003

Net loss, as reported	$(447,147)	$(1,066,862)

Add: Additional stock-based employee compensation expense determined under fair value based method	147,993	422,523

Pro forma net loss	$(595,140)	$(1,489,385)

Loss per share:

Basic and diluted—as reported	$(0.02)	$(0.05)

Basic and diluted—pro forma	$(0.03)	$(0.07)

Note D – Foreclosed Real Estate Held For Sale

At March 31, 2003, the Company held foreclosed real estate for sale in the form of undeveloped land. The March 31, 2003 carrying amount of these assets was approximately $1,594,000. The foreclosed real estate for sale consists of land totaling approximately 341 acres in San Antonio, Texas and approximately 38 acres in Arlington, Texas.

In November 2001, the Company sold 59.39 acres of land in San Antonio, Texas to a developer for a price of $350,340 less associated selling costs of $27,538. A gain of approximately $138,600 was recorded as a result of this transaction.

In September 2002, the Company sold 51.57 acres of land in San Antonio, Texas to a discount department store chain for a price of $538,907 less associated selling costs of $13,928. A gain of approximately $234,000 was recorded as a result of this transaction.

In September 2002, the Company recorded a write-down on the book values of three parcels of land in San Antonio, Texas for an aggregate of approximately $124,000. The write-down was recorded to adjust for decreased market values on the properties due to a softening of the local real estate market as well as the continued general economic downturn.

In November 2002, the Company sold 7 acres of land in San Antonio, Texas to a retail store owner for a price of $155,000 less associated selling costs of $7,000. A loss of approximately $1,000 was recorded as a result of this transaction.

In December 2002, the Company recorded a write-down on the book values of two parcels of land in San Antonio, Texas for an aggregate of approximately $17,000. The write-down was recorded to adjust for decreased market values on the properties due to a softening of the local real estate market as well as the continued general economic downturn.

Note E – Commitments and Contingencies

The Company’s wholly-owned subsidiary, LNC Holdings, Inc., owns approximately 38 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling $1,591,000, including penalties and interest.

On April 16, 1997, LNC Holdings, Inc. received a notice of judgment from the City of Arlington with regard to the delinquent taxes through that date. On June 28, 2002, LNC Holdings, Inc. received an additional notice of judgment from the City of Arlington with regard to the delinquent taxes from 1997 through that date. LNC Holdings, Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing authorities to obtain title to the property. No response has yet been received. LNC Holdings, Inc. has accrued property taxes and related penalties and interest for calendar years 1996 through 2003 totaling $360,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

Note F – Federal Income Taxes

The Company had no taxable income for the three- and nine-month periods ended March 31, 2003. Although the Company had taxable income for the three- and nine-month periods ended March 31, 2002, no tax liability was recognized due to a reduction in the valuation allowance related to its net operating loss carryforwards. Based on current business activity, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

Note G – Concentration of Credit Risk

At March 31, 2003, the Company had certain concentrations of credit risk with three financial institutions in the form of cash, which amounted to approximately $57 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

Note H – Net Income (Loss) Per Share

Statement of Financial Accounting Standard No. 128 “Earnings Per Share” (“EPS”) specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The following table presents the basic and diluted EPS data for the three- and nine-month periods ended March 31, 2003 and 2002.

	For the Three Months Ended March 31,

	2003			2002

	Net	Wtd. Avg.	Per Share	Net	Wtd. Avg.	Per Share
	Loss	Shares	Amount	Income	Shares	Amount

Basic EPS -
Net (loss) income	$(447,147)	20,422,764	$(0.02)	$16,190	20,256,097	$0.0008

Diluted EPS -
Net (loss) income	$(447,147)	20,422,764	$(0.02)	$16,190	20,256,097	$0.0008
Effect of dilutive securities*:
Stock purchase rights	—	—	—	N/A	N/A	N/A
Options under Long Term
Incentive Plan	—	—	—	N/A	N/A	N/A

Net (loss) income	$(447,147)	20,422,764	$(0.02)	$16,190	20,256,097	$0.0008

*Note: There were no dilutive securities during the three months ended March 31, 2002.

Diluted weighted average shares for the three months ended March 31, 2003 excludes incremental shares from assumed conversion of stock options of 621,652 granted to employees of the Company under the Company’s long term incentive plan and available shares of 27,778 under the stock purchase rights granted to an officer of the Company due to the net loss for the period.

	For the Nine Months Ended March 31,

	2003			2002

	Net	Wtd. Avg.	Per Share	Net	Wtd. Avg.	Per Share
	Loss	Shares	Amount	Income	Shares	Amount

Basic EPS -
Net (loss) income	$(1,066,862)	20,417,898	$(0.05)	$471,034	20,256,097	$0.02

Diluted EPS -
Net (loss) income	$(1,066,862)	20,417,898	$(0.05)	$471,034	20,256,097	$0.02
Effect of dilutive securities*:
Stock purchase rights	—	—	—	N/A	N/A	N/A
Options under Long Term
Incentive Plan	—	—	—	N/A	N/A	N/A

Net (loss) income	$(1,066,862)	20,417,898	$(0.05)	$471,034	20,256,097	$0.02

*Note: There were no dilutive securities during the nine months ended March 31, 2002.

Diluted weighted average shares for the nine months ended March 31, 2003 excludes incremental shares from assumed conversion of stock options of 583,018 granted to employees of the Company under the Company’s long term incentive plan and available shares of 26,967 under the stock purchase rights granted to an officer of the Company due to the net loss for the period.

Note I – Recent Pronouncements

On July 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121 and the portion of Accounting Principles Board Opinion No. 30 that deals with the disposal of a business segment. The implementation of SFAS 144 had no effect on the Company’s consolidated financial statements.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The main provisions of this statement address classification of debt extinguishments and accounting for certain lease transactions. The provisions of this statement regarding gain or loss on an extinguishment of debt apply to fiscal years beginning after May 15, 2002 and the provisions apply to transactions occurring after May 15, 2002. Implementation of this statement had no impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which is effective for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. As discussed in Note C, the Company accounts for its stock-based compensation under APB 25, and has provided the disclosure required under SFAS 148.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

During the three- and nine-month periods ended March 31, 2003, Liberté Investors Inc. continued to explore the potential acquisition of a viable operating company in order to maximize value to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts have been made in fiscal 2003 to identify quality acquisitions, the Company has not yet entered into any definitive acquisition agreements.

In July 2002, the Company’s Board of Directors elected Donald J. Edwards of Chicago, Illinois, President and Chief Executive Officer and as a Director of the Company. Mr. Edwards has extensive experience in acquisitions and is employed by the Company pursuant to a five-year employment agreement. Additionally, in connection with Mr. Edwards’ employment, the Company’s Board of Directors approved an initial annual expense budget of approximately $3,000,000 to cover the increased costs related to the search for suitable acquisition candidates and the associated diligence efforts. The Company is continuing to use its available resources to find a suitable operating company acquisition, such as working with investment bankers, business brokers and other intermediaries, researching public companies and meeting directly with private companies.

Nine Months Ended March 31, 2003 versus Nine Months Ended March 31, 2002

For the nine months ended March 31, 2003, a net loss of $1,067,000 was incurred compared to net income of $471,000 for the same period in 2002. The change in operating results for the nine months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks decreased to $837,000 for the nine months ended March 31, 2003 from $1,067,000 for the same period in 2002. This decrease is due to substantially lower interest rates on the Company’s interest-bearing deposits during the nine months ended March 31, 2003 versus the nine months ended March 31, 2002.

Gains on the sales of foreclosed real estate were $233,000 for the nine months ended March 31, 2003 as compared to $139,000 for the nine months ended March 31, 2002. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The gain recognized for the nine months ended March 31, 2003 was from the sale of 58.6 acres in San Antonio, Texas and the gain recognized for the nine months ended March 31, 2002 was from the sale of 59.4 acres in San Antonio, Texas.

Insurance expense was $107,000 for the nine months ended March 31, 2003 as compared to $75,000 for the nine months ended March 31, 2002. The increase reflects higher premiums on the insurance policies carried by the Company, primarily on the insurance policy covering directors and officers.

Compensation and benefit expense was $1,041,000 for the nine months ended March 31, 2003 as compared to $114,000 for the nine months ended March 31, 2002. The increased expense includes the addition of salary expense for the Company’s President and Chief Executive Officer and two other new employees. In addition, the salary expense for two employees had been shared with another company until November 2002, at which time the Company began to record the entire associated expense. The expense also includes $353,000 in non-cash compensation resulting from the issuance of Common Stock to Donald J. Edwards at a price less than the then current market value, as well as the grant of in-the-money stock options to Mr. Edwards and one other employee. The transactions with Mr. Edwards occurred in July 2002, in connection with Mr. Edwards’ employment agreement with the Company. The grant of options to the other employee occurred in December 2002, under the Liberté Investors Inc. 2002 Long Term Incentive Plan.

Legal, audit and advisory fees were $329,000 for the nine months ended March 31, 2003 as compared to $101,000 for the nine months ended March 31, 2002. Legal expenses were higher for the nine months ended March 31, 2003 due to the legal fees associated with (1) the drafting of documents related to the employment of Donald J. Edwards, (2) the drafting of documents related to options granted under the Company’s 2002 Long Term Incentive Plan, (3) the implementation and compliance with certain regulations under the Sarbanes-Oxley Act of 2002 and (4) the drafting and review of contracts for the sale of foreclosed real estate.

Foreclosed real estate expenses decreased from $190,000 during the nine months ended March 31, 2002 to $158,000 for the same period in 2003. The higher expense in 2002 was primarily due to an accrual adjustment for higher property taxes.

There was a loss on the write-down of foreclosed real estate of $142,000 for the nine months ended March 31, 2003. The Company recorded a write-down on the book values of certain parcels of land in San Antonio, Texas to adjust for decreased market values on the properties due to a softening of the local real estate market as well as the continued general economic downturn. No losses on write-downs of real estate were recognized in the same period in 2002.

General and administrative expense increased from $228,000 during the nine months ended March 31, 2002 to $316,000 for the same period in 2003. The increase was primarily due to increased expenses associated with travel for due diligence and additional rent expense for offices in New York and Chicago for the nine months ended March 31, 2003.

Three Months Ended March 31, 2003 versus Three Months Ended March 31, 2002

For the three months ended March 31, 2003 a net loss of $447,000 was incurred compared to net income of $16,000 for the same period in 2002. The change in operating results for the three months was due to various factors discussed below.

Insurance expense was $36,000 for the three months ended March 31, 2003 as compared to $25,000 for the three months ended March 31, 2002. The increase reflects higher premiums on the insurance policies carried by the Company, primarily on the insurance policy covering directors and officers.

Compensation and benefit expense was $355,000 for the three months ended March 31, 2003 as compared to $38,000 for the three months ended March 31, 2002. The increased expense includes the addition of salary expense for the Company’s President and Chief Executive Officer and two other new employees. In addition, the salary expense for two employees had been shared with another company until November 2002, at which time the Company began to record the entire associated expense. The expense also includes $93,000 in non-cash compensation resulting from the grant of in-the-money stock options to Mr. Edwards and one other employee. The transaction with Mr. Edwards occurred in July 2002, in connection with Mr. Edwards’ employment agreement with the Company. The grant of options to the other employee occurred in December 2002, under the Liberté Investors Inc. 2002 Long Term Incentive Plan.

Legal, audit and advisory fees were $123,000 for the three months ended March 31, 2003 as compared to $41,000 for the three months ended March 31, 2002. Legal expenses were higher for the three months ended March 31, 2003 due to the legal fees associated with (1) the drafting of documents related to options granted under the Company’s 2002 Long Term Incentive Plan, (2) the implementation and compliance with certain regulations under the Sarbanes-Oxley Act of 2002 and (3) the drafting and review of contracts for the sale of foreclosed real estate.

General and administrative expense increased from $97,000 during the three months ended March 31, 2002 to $133,000 for the same period in 2003. The increase was primarily due to additional expenses associated with travel for due diligence for the three months ended March 31, 2003.

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

LIBERTÉ INVESTORS INC.

May 12, 2003	By:	/s/ Donald J. Edwards

Donald J. Edwards
Chief Executive Officer

May 12, 2003	By:	/s/ Ellen V. Billings

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

Date: May 12, 2003
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ ELLEN V. BILLINGS

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