Form 10-K
period 2003-06-30
LIBERTE INVESTORS INC
filed 2003-09-26
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2003
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to______
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

Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Act.)

Yes [ ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on December 31, 2002 was $41,767,900. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are the affiliates of the registrant.

     As of September 22, 2003, there were outstanding 20,589,430 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Registration Statement and Proxy Statement to be furnished to stockholders in connection with the
2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

LIBERTÉ INVESTORS INC.

FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2003

PART I

Item 1. Business

     Liberté Investors Inc. (the “Company”) is a Delaware corporation which was organized in April of 1996 in order to effect the reorganization of Liberté Investors, a Massachusetts business trust (the “Trust”), pursuant to which the Trust contributed its assets to the Company and received all of the Company’s outstanding common stock, par value $.01 per share. The Trust then distributed to its shareholders, in redemption of all outstanding shares of beneficial interest in the Trust, the Shares of the Company. The Company assumed all of the Trust’s assets and outstanding liabilities and obligations. Thereafter, the Trust was terminated.

     Since August of 1996, the Company has been actively pursuing opportunities to acquire one or more operating companies in order to increase value to existing stockholders and provide a new focus and direction for the Company. To that end, in July 2002, the Company’s Board of Directors elected Donald J. Edwards of Chicago, Illinois, President and Chief Executive Officer of the Company. Mr. Edwards has extensive experience in acquisitions and is employed by the Company pursuant to a five-year employment agreement.

Portfolio Review

     At June 30, 2003, the Company owned foreclosed real estate totaling $1.6 million, which was classified as nonearning.

     Foreclosed real estate consisted of three properties, all of which are held for sale. The foreclosed real estate held by the Company at June 30, 2003 consisted of undeveloped land located in Texas. Also see Notes 2 and 11 of Notes to Consolidated Financial Statements.

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

     With regard to efforts to identify suitable acquisition candidates, the Company competes with numerous prospective buyers (many of which are much larger than the Company), including various investment funds, other companies in similar industries, corporate conglomerates and individual investors. Many potential acquisition candidates targeted by the Company for acquisition have been pursued by numerous prospective buyers and bidding has been competitive.

Federal Income Tax

     Effective July 1, 1993, the Trust no longer qualified as a real estate investment trust as defined by the Internal Revenue Code. Subsequently, the Company was organized in 1996 as a Delaware corporation in order to effect the reorganization of the Trust by merging the Trust into the Company. Accordingly, the Trust and the Company are subject to federal income taxes.

     At June 30, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $223 million, which are available to offset future federal taxable income.

These carryforwards will expire in 2005 through 2023. Also see Note 6 of Notes to Consolidated Financial Statements.

Personnel

     At June 30, 2003, the Company had five employees. The Company engages real estate consultants as needed with regard to real estate-related matters and utilizes independent accountants and legal advisors as needed when evaluating potential acquisitions.

Item 2. Properties

     The Company’s principal executive offices are located at 200 Crescent Court, Suite 1365, Dallas, Texas and are occupied by the Company under a lease agreement expiring December 31, 2003. Following the Company’s hiring of Donald J. Edwards in July 2002, the Company leased additional office space in Chicago, Illinois. See Note 5 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

     The common stock of Liberté Investors Inc. is listed on the New York Stock Exchange (the “NYSE”) under the symbol “LBI.” The following table sets forth the high and low sales price per share for the common stock as reported on the NYSE Composite Transaction Tape for the periods indicated:

Fiscal Year	High	Low

2003
First Quarter	$4.85	$3.40
Second Quarter	4.35	3.80
Third Quarter	4.50	3.91
Fourth Quarter	5.79	3.94
2002
First Quarter	$4.24	$3.00
Second Quarter	3.90	3.00
Third Quarter	4.28	3.30
Fourth Quarter	4.95	3.54

     The high and low sales price per share of common stock as reported on the NYSE Composite Transaction Tape on September 22, 2003, were $5.26 and $5.21, respectively. The approximate number of holders of record of common stock of the Company as of September 22, 2003 was 3,100.

Dividend Policy

     The Company paid no dividends during the fiscal year ended June 30, 2003. The Company paid special cash dividends of $0.006 and $0.125 per share on June 28, 2002 and June 29, 2001, respectively. Although the Company has paid dividends in two of the past three years, the Company does not anticipate paying cash dividends in the future as it intends to retain earnings for use in acquiring an operating business.

Stock Transfer Restrictions

     The Company’s certificate of incorporation (the “Charter”) contains prohibitions on the transfer of its common stock to avoid limitations on the use of the net operating loss carryforwards and other federal income tax attributes that the Company inherited from the Trust. The Charter generally prohibits, without the prior approval of the Board of Directors of the Company, any transfer of common stock, any subsequent issue of voting stock or stock that participates in the earnings or growth of the Company, and certain options with respect to such stock, if the transfer of such stock would cause any group or person to own 4.9% or more of the outstanding shares of, increase the ownership position of any person that already owns 4.9% or more (by aggregate value) of the outstanding shares, or cause any person to be treated like the owner of 4.9% or more (by aggregate value) of the outstanding shares for tax purposes. Transfers in violation of this prohibition will be void, unless the Board of Directors of the Company consents to the transfer. If void, upon demand by the Company, the purported transferee must return the shares to the Company’s agent to be sold, or if already sold, the purported transferee must forfeit some, or possibly, all of the sale proceeds. In addition, in connection with certain changes in the ownership of the holders of the Company’s shares, the Company may require the holder to dispose of some or all of such shares. For this purpose, “person” is defined broadly to mean any individual, corporation, estate, debtor, association, company, partnership, joint venture, or similar organization.

Item 6. Selected Financial Data (in thousands, except per share amount)

     The following table sets forth selected statement of operations and statement of financial condition data at and for the five years ended June 30, 2003. This information should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K.

	Year Ended June 30,

	2003	2002	2001	2000	1999

	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$1,331	$1,474	$3,321	$2,973	$2,662
Net (loss) income	(1,862)	480	2,516	2,218	1,850
Basic and diluted net (loss) income per common share	(0.09)	0.02	0.12	0.11	0.09
Cash dividends declared per share	—	0.006	0.125	0.094	0.060

	June 30,

	2003	2002	2001	2000	1999

	(dollars in thousands)
Statement of Financial Condition Data:
Total assets	$59,053	$58,919	$58,564	$58,475	$58,216
Stockholders’ equity	58,075	58,391	58,033	58,048	57,735

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

General

     During the fiscal year ended June 30, 2003, Liberté Investors Inc. continued to explore the potential acquisition of a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts were made to identify quality acquisitions in fiscal 2003, the Company has not yet entered into any definitive acquisition agreements.

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

2003 compared with 2002

     A net loss of $1.9 million was recorded for the year ended June 30, 2003 as compared to net income of $480,000 for the year ended June 30, 2002. This change in operating results is discussed below.

     Interest income on interest-bearing deposits in banks decreased to $1,098,000 for the year ended June 30, 2003 from $1,335,000 for the year ended June 30, 2002. This decrease is primarily due to a continued decrease in interest rates. Unrestricted cash increased from $56.5 million at June 30, 2002 to $56.8 million at June 30, 2003 primarily due to interest earned on unrestricted cash accounts, proceeds from the sale of foreclosed real estate and proceeds from the sale of shares of the Company’s common stock.

     Gains on the sales of foreclosed real estate were $233,000 for the year ended June 30, 2003 as compared to $139,000 for the year ended June 30, 2002. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The gains recognized for the year ended June 30, 2003 and 2002 were from the sale of 58.6 acres and 59.4 acres, respectively, in San Antonio, Texas.

     Insurance expense was $151,000 for the year ended June 30, 2003 as compared to $102,000 for the year ended June 30, 2002. The increase reflects higher premiums on the insurance policies carried by the Company, primarily on the insurance policy covering directors and officers.

     Compensation and benefit expense was $1,785,000 for the year ended June 30, 2003 as compared to $144,000 for the year ended June 30, 2002. The increased expense includes the addition of salary expense for the Company’s President and Chief Executive Officer, and two other new employees. In addition, the salary expense for two employees had been shared with another company until November 2002, at which time the Company began to record the entire associated expense. The expense also includes $546,000 in non-cash compensation resulting from the issuance of common stock to Donald J. Edwards at a price less than the then current market value, as well as the grant of in-the-money stock options to Mr. Edwards and one other employee. The transactions with Mr. Edwards occurred in July 2002 and June 2003, in connection with Mr. Edwards’ employment agreement with the Company. The grant of options to the other employee occurred in December 2002, under the Liberté Investors Inc. 2002 Long Term Incentive Plan. Compensation and benefit expense also includes an accrual of $300,000 for management bonuses.

     Legal, audit and advisory fees were $381,000 for the year ended June 30, 2003 as compared to $157,000 for the year ended June 30, 2002. Legal expenses were higher for the year ended June 30, 2003 due to the legal fees associated with (i) the drafting of documents related to the employment of Donald J. Edwards, (ii) the drafting of documents related to options granted under the Liberté Investors Inc. 2002 Long Term Incentive Plan, (iii) the implementation and compliance with certain regulations under the Sarbanes-Oxley Act of 2002 and (iv) the drafting and review of contracts for the sale of foreclosed real estate.

     Foreclosed real estate expenses decreased from $242,000 during the year ended June 30, 2002 to $202,000 for the same period in 2003. The higher expense in 2002 was primarily due to higher property taxes resulting from increases in tax value assessments on several of the Company’s properties.

     There was a loss on the write-down of foreclosed real estate of $142,000 for the year ended June 30, 2003. The Company recorded a write-down on the book values of certain parcels of land in San Antonio, Texas to adjust for decreased market values on the properties due to a softening of the local real estate market as well as the continued general economic downturn. No losses on write-downs of real estate were recognized in the same period in 2002.

     General and administrative expense increased from $224,000 during the year ended June 30, 2002 to $401,000 for the same period in 2003. The increase was primarily due to higher stockholder relations expense, increased expenses associated with travel for due diligence and additional rent expense for offices in New York and Chicago for the year ended June 30, 2003.

     Other assets increased from $235,000 at June 30, 2002 to $612,000 at June 30, 2003, primarily due to capitalized costs related to a proposed acquisition transaction. Also see Notes 1 and 11 of Notes to Consolidated Financial Statements.

2002 compared with 2001

     Net income for the year ended June 30, 2002 decreased to $480,000 from $2,516,000 for the year ended June 30, 2001. This change in operating results is discussed below.

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

     Gains on the sales of foreclosed real estate were $139,000 for the year ended June 30, 2002 as compared to $378,000 for the year ended June 30, 2001. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The gains recognized for the year ended June 30, 2002 and 2001 were from the sale of 59.4 acres and 37.7 acres, respectively, in San Antonio, Texas.

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

     Legal, audit and consulting fees increased to $157,000 for the year ended June 30, 2002, from $123,000 incurred in the year ended June 30, 2001. The increase is primarily due to legal costs associated with the drafting of documents related to the employment of Donald J. Edwards, as well as legal costs associated with the drafting of the Liberté Investors Inc. 2002 Long Term Incentive Plan.

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

Liquidity and Capital Resources

     The Company’s principal funding requirements are operating expenses, including legal, audit and consulting expenses incurred in connection with the evaluation of potential acquisition candidates and other strategic opportunities. The Company anticipates that its primary sources of funding operating expenses are proceeds from the sale of foreclosed real estate, interest income on cash and cash equivalents and cash on hand.

     Operating activities for the year ended June 30, 2003 used $1.1 million of cash compared to $231,000 and $2.3 million provided in 2002 and 2001, respectively. Net cash used in the year ended June 30, 2003 was primarily for operating expenses, partially offset by interest income on cash in banks. Net cash provided by operations in the years ended June 30, 2002 and 2001 was primarily from interest income on cash in banks, partially offset by operating expenses.

     Net cash provided by investing activities for the year ended June 30, 2003 was $478,000 compared to net cash provided of $298,000 for the year ended June 30, 2002 and net cash provided of $475,000 for the year ended June 30, 2001. Net cash provided for 2003, 2002 and 2001 was primarily from sales of foreclosed real estate.

     Net cash provided by financing activities totaled $1.0 million for the year ended June 30, 2003 due to the sale of 333,333 shares of the Company’s common stock to Donald J. Edwards, in accordance with the terms and conditions of Section 4(h) of Mr. Edwards’ Employment Agreement with the Company dated as of July 1, 2002. Net cash used in financing activities totaled $122,000 for the year ended June 30, 2002 due to a cash dividend paid on June 28, 2002. Net cash used in financing activities totaled $2.5 million for the year ended June 30, 2001 due to a cash dividend paid on June 29, 2001. Total cash and cash equivalents were $56.8 million at June 30, 2003.

     The Company plans to finance acquisitions with its cash and cash equivalents, borrowings, and private or public debt and equity financings. On August 17, 1999, certain restrictions on issuing additional shares of common stock expired, which allows the Company to issue additional common stock to fund an acquisition. Prior to August 17, 1999, the Company was effectively precluded from issuing any additional shares of common stock for three years after the sale of common stock to Hunter’s Glen/Ford, Ltd. (“Hunter’s Glen”) in order to avoid restricting the use of its net operating loss carryforwards.

Critical Accounting Policies

     Valuation of foreclosed real estate held for sale. Foreclosed real estate held for sale is recorded at the lower of cost or fair value less estimated costs to sell, and is evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted. Cost is the carrying amount of the receivable at the time of foreclosure net of any allowances. Valuation of foreclosed real estate held for sale is considered a “critical accounting estimate” because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of the Company’s real estate.

     The Company periodically reviews its portfolio of foreclosed real estate held for sale using current information including (i) independent appraisals, (ii) general economic factors affecting the area where the property is located, (iii) recent sales activity and asking prices for comparable properties and (iv) costs to sell and/or develop that would serve to lower the expected proceeds from the disposal of the real estate. Gains (losses) realized on liquidation are recorded directly to operations.

     Valuation of deferred tax asset. Income taxes are maintained by the Company in accordance with SFAS No. 109, “Accounting for Income Taxes,” whereby deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and operating loss and tax credit carryforwards and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. At June 30, 2003, the Company’s gross deferred tax asset was approximately $79.0 million and the Company had net operating loss carryforwards for federal income tax purposes of approximately $223.0 million. Valuation of the deferred tax asset is considered a “critical accounting estimate” because the determination of the Company’s ability to utilize the asset involves a number of management assumptions relating to future operations and acquisition transactions that could materially affect the determination of the ultimate value, and therefore, the carrying amount of the Company’s deferred tax asset.

     Based on current business activity and the current status of business acquisitions, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change. Also see Note 6 of Notes to Consolidated Financial Statements.

Off-Statement of Condition Arrangements

     The Company is not a party to any off-statement of condition arrangements.

Contractual Obligations

     The Company’s wholly-owned subsidiary, LNC Holdings Inc., owns approximately 40 acres of land located in Arlington, Texas, which is encumbered by property tax liens totaling approximately $1.6 million, including penalties and interest.

     On April 16, 1997, LNC Holdings Inc. received a notice of judgment from the City of Arlington with regard to the delinquent taxes through that date. On June 28, 2001, LNC Holdings Inc. received an additional notice of judgment from the City of Arlington with regard to the delinquent taxes from 1997 through that date. LNC Holdings Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing units to obtain title to the property. No response has been received. LNC Holdings Inc. has accrued property taxes and related penalties and interest for calendar years 1996 through 2002 and for the six month period ended June 30, 2003 totaling $373,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the financial condition of the Company.

     The Company entered into an operating lease dated May 16, 1997 relating to its principal executive offices in Dallas, Texas. On February 15, 2000, the Company signed a renewal option on the operating lease regarding its principal executive offices. The renewal expires December 31, 2003, contains an additional renewal option and requires the Company to pay a proportionate share of operating expenses of the building. Beginning January 1, 2003, the Company has been reimbursed for approximately 75% of its rental payments by Hunter’s Glen, an affiliate of the Company’s Chairman of the Board of Directors, for the use of its offices by Hunter’s Glen employees. In addition, the Company has entered into other operating leases for office equipment.

     The Company entered into an operating lease dated January 13, 2003 relating to additional executive offices in Chicago, Illinois. The lease commenced September 1, 2003 and expires July 31, 2008, contains an additional renewal option and requires the Company to pay a proportionate share of operating expenses of the building. The lease also contains a provision for the Company to lease temporary space, which began January 19, 2003 and continued until August 31, 2003. In addition, the Company has entered into other operating leases for office equipment in Chicago.

     Future minimum lease payments under these leases, including the amount expected to be reimbursed by Hunter’s Glen of approximately $30,000, are as follows:

Fiscal Year Ending
June 30,	Amount

2004	$137,773
2005	112,526
2006	114,786
2007	117,052
2008	119,418
Thereafter	9,968

Total future minimum rentals	$611,523

     In July 2002, the Company’s Board of Directors elected Donald J. Edwards of Chicago, Illinois, President and Chief Executive Officer of the Company. Mr. Edwards is employed by the Company pursuant to a five-year employment agreement which provides for an annual base salary of $500,000, plus an annual bonus to be determined by the Company’s Board of Directors.

Related Party Transactions

     Hunter’s Glen and the Company have entered into a Registration Rights Agreement dated August 16, 1996, pursuant to which Hunter’s Glen and certain subsequent holders of the shares of common stock (the “Hunter’s Glen Shares”) were granted certain registration rights with respect to their shares until (i) such shares have been sold pursuant to a resale registration statement filed with the SEC, (ii) such shares have been sold under the safe-harbor provision of Rule 144 under the Securities Act of 1933, as amended, or (iii) such shares have been otherwise transferred and the Company has issued new stock certificates representing such shares without a legend restricting further transfer. The holders of not less than 20% of the Hunter’s Glen Shares may require the Company to file a shelf registration statement registering their sale of such shares. The Company will be required to maintain the effectiveness of such registration statement for two years. In addition, the holders of not less than 20% of the Hunter’s Glen Shares may make two demands upon the Company to register their sale of such shares in underwritten offerings, provided that the shares to be sold have a fair market value in excess of $5.0 million. Finally, the holders of the Hunter’s Glen Shares may require the Company to register the sale of their shares if the Company proposes to file a registration statement under the Securities Act of 1933 for its account or the account of its security holders, other than a registration statement concerning a business combination, an exchange of securities or an employee benefit plan. The holders of these registration rights may exercise them at any time until the holders of such shares own an aggregate of less than 5% of the outstanding shares of common stock and are no longer affiliates of the Company under the United States federal securities laws. The Company will bear all of the expenses of these registrations, except any underwriters’ commissions, discounts and fees and the fees and expenses of any legal counsel to the holders of the Hunter’s Glen Shares. Hunter’s Glen owns 8,002,439 shares of common stock. Because Gerald J. Ford is one of two general partners of Hunter’s Glen and the sole shareholder of Ford Diamond Corporation, the other general partner of Hunter’s Glen, he is considered the beneficial owner of the shares of common stock that Hunter’s Glen owns.

     Jeremy B. Ford, a director of the Company, is the son of Gerald J. Ford, the Chairman of the Board of Directors of the Company. Jeremy B. Ford is also an employee of the Company. For the fiscal year ended June 30, 2003, Jeremy B. Ford’s annual salary was $100,000, with a bonus of $30.000.

     Brandon L. Jones is the Company’s Senior Vice President of Business Development and is the son-in-law of Edward W. Rose, III, a director of the Company. For the fiscal year ended June 30, 2003, Mr. Jones’ annual salary was $200,000 with a bonus of $60,000. On December 1, 2002, pursuant to the Liberté Investors 2002 Long Term Incentive Plan, the Company granted Mr. Jones an option to purchase 250,000 shares of common stock of the Company at a strike price of $3.00 per share.

     During the year ended June 30, 2003, the Company paid $41,000 to Golden State Management, Inc., which was, at that time, an affiliate of the Chairman of the Board of Directors of the Company as reimbursement for services provided by an employee of the affiliate.

     Beginning January 1, 2003, the Company has been reimbursed for approximately $30,000 or 75% of its rental payments on its office space in Dallas by Hunter’s Glen, an affiliate of the Company’s Chairman of the Board of Directors, for the use of its offices by Hunter’s Glen employees. The Company’s Board of Directors has determined that such arrangement is fair to the Company.

     A summary of the status of the Company’s 2002 Long Term Incentive Plan as of June 30, 2003 and changes during the year then ended is presented below:

	Number of		Number of Options
	Options	Exercise Price	Exercisable

Balance/price at June 30, 2002	—	N/A	—

Granted	2,823,678	$3.00
Exercised	—	N/A
Forefeited	—	N/A

Balance/price at June 30, 2003	2,823,678	$3.00	543,902

Recent Accounting Pronouncements

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which is effective for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. As discussed below, the Company accounts for its stock-based compensation under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and has provided the disclosures required under SFAS 148.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s financial instruments consist primarily of cash and cash equivalents. As described in Note 8 of Notes to Consolidated Financial Statements, the Company has approximately $56.8 million of its cash in interest bearing deposits in three financial institutions, which are due on demand. Fair value of these financial instruments approximates carrying value due to the liquidity and short-term nature of these instruments. The Company is subject to interest rate risk, as was experienced in fiscal 2003, should rates fluctuate as it relates to interest income earned from these financial instruments. It is the intention of management ultimately to acquire a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. These financial instruments would be used to fund such acquisitions.

Item 8. Financial Statements and Supplementary Data

     See “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K” for a listing of the consolidated financial statements filed with this report. The response to this item is submitted in a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

     As of June 30, 2003, the Company carried out an evaluation, under the supervision and with participation of the chief executive officer and principal accounting officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the chief executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed by the Company in its periodic Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including the chief executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

     There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended June 30, 2003, that has materially affected the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information concerning the directors and executive officers of the Company is set forth in the Proxy Statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) and sent to stockholders in connection with the Company’s Annual Meeting of Stockholders to be held November 6, 2003, under the headings “PROPOSAL ONE - ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” which information is incorporated herein by reference.

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

Equity Compensation Plan Information

     The following table sets forth information as of June 30, 2003, with respect to compensation plans under which shares of the Company’s common stock may be issued:

	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	future issuance under
	exercise of	outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected in the
Plan Category	and rights	rights	first column)

Equity compensation plans approved by security holders (1)	2,823,678	$3.00	3,176,322
Equity compensation plans not approved by security holders (2)	333,333	$3.00	—

Total	3,157,011	$3.00	3,176,322

(1)	On November 8, 2002, the Company’s stockholders approved the Liberté Investors 2002 Long Term Incentive Plan (the “Plan”). Under the Plan, the Company may grant awards consisting of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights to employees, consultants and non-employee directors of the Company. The Company has reserved an aggregate 6,000,000 shares of common stock of the Company for issuance under the Plan. The Plan terminates on July 9, 2012. The maximum term of an award under the Plan is 10 years from the date it is granted.

(2)	Reflects a grant to Mr. Edwards under his Employment Agreement, as an inducement to his employment with the Company, to purchase up to 333,333 shares of common stock of the Company within the first year of his employment with the Company at a price of $3.00 per share. As of June 30, 2003, Mr. Edwards had purchased all 333,333 shares of common stock of the Company under such grant.

Item 13. Certain Relationships and Related Transactions

     The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-K for the first fiscal year ending after December 15, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this Annual Report on Form 10-K.

(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements on Page F-1.

(2)	Exhibits:

Exhibit
Number

2.1	Plan of Reorganization, dated as of April 1, 1996, between the Trust and the Company (incorporated by reference to Exhibit 2.1 of Registration Statement No. 333-07439 on Form S-4, filed by the Company, which the Securities and Exchange Commission declared effective on July 3, 1996 (the “Registration Statement”).

2.2	Stock Purchase Agreement, dated as of January 16, 1996, between the Trust and Hunter’s Glen/Ford, Ltd. (the “Purchaser”) (incorporated by reference to Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed with the Commission on January 24, 1996), as amended by the Amendment to the Stock Purchase Agreement, dated as of February 27, 1996, and the Second Amendment to the Stock Purchase Agreement, dated as of March 28, 1996 (incorporated by reference to Exhibit 2.1 of the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

3.1	The Company’s Charter (incorporated by reference to Exhibit 3.1 of the Registration Statement).

3.2	The Company’s Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement).

4.1	Form of Registration Rights Agreement dated August 16, 1996, between the Company and the Purchaser (incorporated by reference to Exhibit 4.1 of the Registration Statement).

4.2	Form of Agreement Clarifying Registration Rights dated August 16, 1996, between the Company, the Purchaser, the Enloe Descendants’ Trust, and Robert Ted Enloe, III (incorporated by reference to Exhibit 4.3 of the Registration Statement).

4.3	Registration Rights Agreement dated as of July 1, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K dated July 11, 2002).

10.1	Form of Indemnification Agreement for the Company’s directors and officers and schedule of substantially identical documents (incorporated by reference to Exhibit 10.2 of the Registration Statement).

Exhibit
Number

10.2	Retirement Plan for Trustees of the Trust, dated October 11, 1988 (incorporated by reference to Exhibit 10.23 of the Trust’s Annual Report on Form 10-K for the year ended June 30, 1993).

10.3	Employment Agreement dated as of July 1, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K dated July 11, 2002).

10.4	Liberté Investors Inc. 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K dated July 11, 2002).

10.5	Nonqualified Stock Option Agreement dated as of July 9, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K dated July 11, 2002).

10.6	Indemnification Agreement dated as of July 1, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K dated July 11, 2002).

10.7	Stock Purchase Agreement dated as of July 9, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-8 dated December 26, 2002).

10.8	Stock Purchase Agreement dated as of June 30, 2003, by and between Liberté Investors Inc. and Donald J. Edwards.

21.1	A list of the subsidiaries of the Company.

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2	Principal Accounting Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	Principal Accounting Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: September 22, 2003	LIBERTÉ INVESTORS INC.

/s/ DONALD J. EDWARDS

Donald J. Edwards
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DONALD J. EDWARDS Donald J. Edwards	President and Chief Executive Officer (Principal Executive Officer)	September 22, 2003

/s/ ELLEN V. BILLINGS Ellen V. Billings	Vice President, Secretary, Treasurer and Controller (Principal Financial Officer and Principal Accounting Officer)	September 22, 2003

/s/ GERALD J. FORD Gerald J. Ford	Chairman of the Board of Directors	September 22, 2003

/s/ GENE H. BISHOP Gene H. Bishop	Director	September 22, 2003

/s/ HARVEY B. CASH Harvey B. Cash	Director	September 22, 2003

/s/ JEREMY B. FORD Jeremy B. Ford	Director	September 22, 2003

/s/ EDWARD W. ROSE, III Edward W. Rose, III	Director	September 22, 2003

/s/ GARY SHULTZ Gary Shultz	Director	September 22, 2003

Liberté Investors Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          The following consolidated financial statements of Liberté Investors Inc. are included in response to Item 8 and Items 15(a)(1) and 15(a)(2):

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberté Investors Inc. and subsidiary as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Dallas, Texas
July 24, 2003

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	June 30,
	2003	2002

Assets
Cash and cash equivalents	$56,847,351	$56,509,738
Foreclosed real estate held for sale	1,593,767	2,175,137
Other assets, net	611,999	234,612

Total assets	$59,053,117	$58,919,487

Liabilities and Stockholders’ Equity
Liabilities - accrued and other liabilities	$978,030	$528,573
Stockholders’ Equity:
Common stock, $.01 par value, 50,000,000 shares authorized, 20,589,430 and 20,256,097 shares issued and outstanding at June 30, 2003 and 2002, respectively	205,894	202,561
Additional paid-in capital	310,934,942	309,392,398
Accumulated deficit	(253,065,749)	(251,204,045)

Total stockholders’ equity	58,075,087	58,390,914

Commitments and contingencies
Total liabilities and stockholders’ equity	$59,053,117	$58,919,487

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,

	2003	2002	2001

Income:
Interest-bearing deposits in banks	$1,098,097	$1,335,139	$2,922,509
Gain on sales of foreclosed real estate	233,249	138,605	377,550
Other	—	15	21,090

Total income	1,331,346	1,473,759	3,321,149

Expenses:
Insurance	151,119	102,417	120,335
Compensation and employee benefits	1,784,741	144,461	83,203
Legal, audit and consulting fees	381,141	156,727	123,225
Franchise tax	73,189	58,060	(21,080)
Foreclosed real estate operations	201,946	242,188	233,603
Loss on write-down of foreclosed real estate	141,777	—	—
Directors fees and expenses	58,400	66,000	62,600
General and administrative	400,737	223,988	202,977

Total expenses	3,193,050	993,841	804,863

(Loss) income before income taxes	(1,861,704)	479,918	2,516,286
Income tax expense (benefit)	—	—	—

Net (loss) income	$(1,861,704)	$479,918	$2,516,286

Basic and diluted net (loss) income per share of common stock	$(0.09)	$0.02	$0.12

Weighted average number of shares of common stock	20,419,568	20,256,097	20,256,097

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Number of	Common	Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance at June 30, 2000	20,256,097	$202,561	$309,392,398	$(251,546,700)	$58,048,259
Dividends paid ($0.125 per share)	—	—	—	(2,532,013)	(2,532,013)
Net income	—	—	—	2,516,286	2,516,286

Balance at June 30, 2001	20,256,097	202,561	309,392,398	(251,562,427)	58,032,532
Dividends paid ($0.006 per share)	—	—	—	(121,536)	(121,536)
Net income	—	—	—	479,918	479,918

Balance at June 30, 2002	20,256,097	202,561	309,392,398	(251,204,045)	58,390,914

Stock issued to officer	333,333	3,333	1,196,664	—	1,199,997
Issuance of stock options	—	—	345,880	—	345,880
Net loss	—	—	—	(1,861,704)	(1,861,704)

Balance at June 30, 2003	20,589,430	$205,894	$310,934,942	$(253,065,749)	$58,075,087

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	2003	2002	2001

Cash flows from operating activities:
Net (loss) income	$(1,861,704)	$479,918	$2,516,286
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,201	5,671	7,811
Deferred compensation expense	345,880	—	—
Compensation related to stock issued to officer	199,999	—	—
Gain from sales of foreclosed real estate, net	(233,249)	(138,605)	(377,550)
Loss on write-down of foreclosed real estate	141,777	—	—
Gain from sale of fixed assets	—	—	(970)
(Increase) decrease in other assets, net	(192,985)	(138,721)	20,969
Increase in other liabilities	449,457	22,574	104,762

Net cash (used in) provided by operating activities	(1,140,624)	230,837	2,271,308

Cash flows from investing activities:
Additions to fixed assets	(194,603)	—	(5,424)
Proceeds from sales of foreclosed real estate	672,842	297,802	479,853
Proceeds from sale of fixed assets	—	—	970

Net cash provided by investing activities	478,239	297,802	475,399

Cash flows from investing activities:
Net proceeds from issuance of common stock	999,998	—	—
Dividends on common stock	—	(121,536)	(2,532,013)

Net cash provided by (used in) financing activities	999,998	(121,536)	(2,532,013)

Net increase in cash and cash equivalents	337,613	407,103	214,694
Cash and cash equivalents at beginning of year	56,509,738	56,102,635	55,887,941

Cash and cash equivalents at end of year	$56,847,351	$56,509,738	$56,102,635

See accompanying notes to consolidated financial statements.

Liberté Investors Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003, 2002 and 2001

(1)	Summary of significant accounting policies

          (a) Organization - Liberté Investors Inc., a Delaware corporation (the “Company”), was organized in April of 1996 in order to effect the reorganization of Liberté Investors, a Massachusetts business trust (the “Trust”). At a special meeting of the shareholders of the Trust held on August 15, 1996, (the “Special Meeting”), the Trust’s shareholders approved a plan of reorganization whereby the Trust contributed its assets to the Company and received all of the Company’s outstanding common stock, par value $.01 per share. The Trust then distributed to its shareholders, in redemption of all outstanding shares of beneficial interest in the Trust, the Shares of the Company. The Company assumed all of the Trust’s assets and outstanding liabilities and obligations.

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

          After the reorganization of the Trust into the Delaware corporation in August 1996, management has been pursuing the acquisition of an operating company in order to provide a new focus and direction for the Company and to increase value to existing stockholders. To that end, the Company considered acquisitions of several operating companies during the year ended June 30, 2003. In connection with a particular potential transaction, the Company incurred approximately $255,000 in costs which are included in “Other Assets” in the accompanying consolidated financial statements (see Note 11).

          (c) Consolidation - The accompanying consolidated financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 40 acres of land located in Arlington, Texas. All intercompany balances have been eliminated.

          (d) Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses at the date of the consolidated financial statements. Actual results could differ from those estimates.

          (e) Recognition of income - Interest income is recorded on an accrual basis. The Company discontinues the accrual of interest income when circumstances cause the collection of such interest to be doubtful.

Liberté Investors Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (f) Foreclosed real estate held for sale - Foreclosed real estate held for sale is recorded at the lower of cost or fair value less estimated costs to sell. Cost is the carrying amount of the receivable at the time of foreclosure net of any allowances. The Company periodically reviews its portfolio of foreclosed real estate held for sale using current information including (i) independent appraisals, (ii) general economic factors affecting the area where the property is located, (iii) recent sales activity and asking prices for comparable properties and (iv) costs to sell and/or develop that would serve to lower the expected proceeds from the disposal of the real estate. Gains (losses) realized on liquidation are recorded directly to operations.

          (g) Income taxes - Income taxes are maintained in accordance with Statement of Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” whereby deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and operating loss and tax credit carryforwards and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.

          (h) Basic and diluted net (loss) income per share - Basic and diluted net (loss) income per share is based on the weighted average number of shares outstanding during the year.

          (i) Cash and cash equivalents - Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

          (j) Recent accounting pronouncements - On July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the portion of Accounting Principles Board Opinion (“APB”) No. 30 that deals with the disposal of a business segment. The implementation of SFAS 144 had no effect on the Company’s consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which is effective for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. As discussed below, the Company accounts for its stock-based compensation under APB No. 25, “Accounting for Stock Issued to Employees,” and has provided the disclosures required under SFAS 148.

          (k) Financial statement presentation - Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

          (l) Stock-based compensation - The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25” to account for its stock-based compensation. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

Liberté Investors Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123. The following table, as prescribed by SFAS No. 148, illustrates the effect on 2003 net loss if the fair-value-based method had been applied to all outstanding and unvested awards, which includes the following assumptions: risk-free interest rate based on the ten-year U.S. Treasury Note rate; expected option life of ten years; expected volatility of 3%; and no expected dividends.

For the Year Ended
June 30, 2003

Net loss, as reported	$(1,861,704)
Plus total stock-based employee compensation expense determined under fair-value-based method	(358,189)

Pro forma net loss	$(2,219,893)

Loss per share:
Basic and diluted – as reported	$(0.09)

Basic and diluted – pro forma	$(0.11)

          There was no stock-based employee compensation during the fiscal years ended June 30, 2002 or 2001; therefore, no table is provided for those years.

(2)	Foreclosed Real Estate Held for Sale

          The following is a summary of the Company’s activity in foreclosed real estate held for sale for the years ended June 30, 2003, 2002, and 2001:

	2003	2002	2001

Balance at beginning of year	$2,175,137	$2,359,334	$2,462,445
Cost of real estate sold	(439,593)	(184,197)	(103,111)
Loss on write-down	(141,777)	—	—

Balance at end of year	$1,593,767	$2,175,137	$2,359,334

          All of the Company’s real estate at June 30, 2003, 2002 and 2001 consists of undeveloped land located in the state of Texas of approximately 380, 438 and 501 acres, respectively.

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

          In November 2002, the Company sold 7.07 acres of land in San Antonio, Texas to a retail store owner for a price of $155,469 less associated selling costs of $7,606. A loss of approximately $1,000 was recorded as a result of this transaction. The proceeds from the sale of the 7.07 acres was reduced by $1,136 for property taxes paid by the purchaser, which is treated as a non-cash item in the statements of cash flows.

          In December 2002, the Company recorded a write-down on the book values of two parcels of land in San Antonio, Texas for an aggregate of approximately $17,000. The write-down was recorded to adjust for decreased market values on the properties due to a softening of the local real estate market as well as the continued general economic downturn.

          In addition to the sales subsequent to June 30, 2003, as discussed in Note 11, the Company entered into contracts of sale on a total of approximately 14.58 acres as of June 30, 2003, which, if they are consummated, would result in the Company recognizing a gain of approximately $1.7 million. The Company is also currently active in negotiations for the sale of an additional total of approximately 23 acres.

Liberté Investors Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Net (Loss) Income Per Share

          Statement of Financial Accounting Standard No. 128 “Earnings Per Share” (“EPS”) specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The following table presents the basic and diluted EPS data for the years ended June 30, 2003.

	Net	Wtd. Avg.	Per Share
	Loss	Shares	Amount

Basic EPS -
Net loss	$(1,861,704)	20,419,568	$(0.09)

Diluted EPS -
Net loss	$(1,861,704)	20,419,568	$(0.09)
Effect of dilutive securities:
Stock purchase rights	—	—	—
Options under Long Term Incentive Plan	—	—	—

Net loss	$(1,861,704)	20,419,568	$(0.09)

          There were no dilutive securities during the year ended June 30, 2002 and 2001; therefore, no table is provided for those years.

          Diluted weighted average shares for the year ended June 30, 2003 excludes incremental shares from assumed conversion of stock options of 592,650 granted to employees of the Company under the Company’s long term incentive plan and available shares of 27,169 under the stock purchase rights granted to an officer of the Company due to the net loss for the year.

(4)	Stock Based Compensation

          In July 2002, the Company and Donald J. Edwards entered into an employment agreement, which was approved by the Company’s Board of Directors (the “Employment Agreement”), that sets forth the terms and conditions of Mr. Edwards’ employment as the Company’s President and Chief Executive Officer. The Employment Agreement provides for a grant of a stock option to Mr. Edwards pursuant to a Nonqualified Stock Option Agreement by and between the Company and Mr. Edwards (the “Option Agreement”). In addition, in July 2002, the Company’s Board of Directors also approved the Company’s 2002 Long Term Incentive Plan (the “Plan”). In July 2002, in accordance with the terms of the Employment Agreement, the Company’s Board of Directors granted to Mr. Edwards an option, under the Plan, to purchase 2,573,678 shares of Common Stock of the Company at an exercise price of $3.00 per share pursuant to the terms of the Option Agreement. The option expires on July 9, 2012. A portion of Mr. Edwards’ option shares vest and become exercisable as of the first day of each month following the grant date. The aggregate market value of the securities underlying Mr. Edwards’ options at the grant date was approximately $9,265,000.

          The Employment Agreement further granted Mr. Edwards, as an inducement to his employment with the Company, the right to purchase up to 333,333 shares of Common Stock of the Company (the “Purchased Shares”) at a price of $3.00 per share. Mr. Edwards purchased 166,667 and 166,666 shares contemplated by the Employment Agreement on July 9, 2002 and June 30, 2003,

Liberté Investors Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively. The aggregate market value of the Purchased Shares at the grant date was $1,200,000. The difference between the aggregate market value and purchase price of the Purchased Shares of $200,000 was recorded as compensation and employee benefits expense in the consolidated statement of operations for the year ended June 30, 2003.

          In December 2002, in accordance with the terms of the Plan, the Company’s Board of Directors granted to another employee an option to purchase 250,000 shares of Common Stock of the Company at an exercise price of $3.00 per share. The option expires on November 30, 2012. Ten percent of the employee’s option shares vested and became exercisable on May 31, 2003, and an additional 1 2/3 % of the employee’s option shares vest and become exercisable as of the last day of each month following May 31, 2003 through November 30, 2007. The aggregate market value of the securities underlying the employee’s options at the grant date was approximately $1,068,000.

          A summary of the status of the Company’s 2002 Long Term Incentive Plan as of June 30, 2003 and changes during the year then ended is presented below:

	Number of		Number of Options
	Options	Exercise Price	Exercisable

Balance/price at June 30, 2002	—	N/A	—

Granted	2,823,678	$3.00
Exercised	—	N/A
Forfeited	—	N/A

Balance/price at June 30, 2003	2,823,678	$3.00	543,902

(5)	Commitments and Contingencies

          The Company’s wholly-owned subsidiary, LNC Holdings Inc., owns approximately 40 acres of land located in Arlington, Texas, which is encumbered by property tax liens totaling approximately $1.6 million, including penalties and interest.

          On April 16, 1997, LNC Holdings Inc. received a notice of judgment from the City of Arlington with regard to the delinquent taxes through that date. On June 28, 2001, LNC Holdings Inc. received an additional notice of judgment from the City of Arlington with regard to the delinquent taxes from 1997 through that date. LNC Holdings Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing units to obtain title to the property. No response has been received. LNC Holdings Inc. has accrued property taxes and related penalties and interest for calendar years 1996 through 2002 and for the six month period ended June 30, 2003 totaling $373,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the financial condition of the Company.

          The Company entered into an operating lease dated May 16, 1997 relating to its principal executive offices. On February 15, 2000, the Company signed a renewal option on the operating lease regarding its principal executive offices. The renewal expires December 31, 2003, contains an additional renewal option and requires the Company to pay a proportionate share of operating expenses of the building. Beginning January 1, 2003, the Company has been reimbursed for approximately 75% of its rental payments by Hunter’s Glen, an affiliate of the Company’s Chairman of the Board of Directors, for the use of its offices by Hunter’s Glen employees. In addition, the Company has entered into other operating leases for office equipment.

Liberté Investors Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company entered into an operating lease dated January 13, 2003 relating to additional executive offices in Chicago, Illinois. The lease commences August 1, 2003 and expires July 31, 2008, contains an additional renewal option and requires the Company to pay a proportionate share of operating expenses of the building. The lease also contains a provision for the Company to lease temporary space, which began January 19, 2003 and continued until July 31, 2003. In addition, the Company has entered into other operating leases for office equipment in Chicago.

     Rental expense for fiscal 2003, 2002 and 2001 under these leases was approximately $87,000, $76,000 and $80,000, respectively. Future minimum lease payments under these leases, including the amount expected to be reimbursed by Hunter’s Glen of approximately $30,000, are as follows:

Fiscal Year Ending
June 30,	Amount

2004	$137,773
2005	112,526
2006	114,786
2007	117,052
2008	119,418
Thereafter	9,968

Total future minimum rentals	$611,523

     In July 2002, the Company’s Board of Directors elected Donald J. Edwards of Chicago, Illinois, President and Chief Executive Officer of the Company. Mr. Edwards is employed by the Company pursuant to a five-year employment agreement, which provides for an annual base salary of $500,000, plus an annual bonus to be determined by the Company’s Board of Directors.

(6)     Federal Income Taxes

     There was no income tax expense (benefit) recorded for the years ended June 30, 2003, 2002 or 2001.

     The income tax expense (benefit) for the years ended June 30, 2003, 2002 and 2001 differs from the amounts computed by applying the U.S. Federal corporate tax rate of 34% to (loss) income before income taxes as follows:

	June 30,

	2003	2002	2001

Computed “expected” income tax expense (benefit)	$(632,978)	$163,172	$855,537
Increase (decrease) in taxes resulting from:
Adjustment to deferred tax asset and permanent tax items	1,410	4,657	(4,233)
Expiration of capital loss carryforward	—	—	1,629,812
Change in the beginning of the year balance of the valuation allowance for deferred tax assets allocated to income taxes	631,569	(167,829)	(2,481,116)

	$—	$—	$—

Liberté Investors Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2003 and 2002 are presented below:

	June 30,

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$75,899,009	$75,048,389
Basis differences of foreclosed real estate	1,623,502	1,934,344
Other	2,004,824	1,913,032

Total gross deferred tax assets	79,527,335	78,895,765
Less: valuation allowance	(79,527,335)	(78,895,765)

Net deferred tax assets	$—	$—

     The net change in the valuation allowance for the years ended June 30, 2003, 2002 and 2001 was an increase (decrease) of $631,569, ($167,829) and ($2,481,116), respectively. Based on current business activity and the current status of business acquisitions, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

     At June 30, 2003, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $223 million, which are available to offset future federal taxable income. The carryforwards will expire in 2005 through 2023, as shown in the table below. In addition, the Company has alternative minimum tax credit carryforwards of $15,095, which are available to reduce future federal income taxes, if any, over an indefinite period.

Expiration Year	Amount

2005	$12,864,221
2006	45,090,574
2007	32,584,163
2008	36,188,323
2009	84,791,075
Thereafter	11,714,019

Total NOL carryforwards	$223,232,375

(7)      Fair Value of Financial Instruments

     SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

     The fair value of cash and cash equivalents approximates their carrying value because of the liquidity and short-term maturities of these instruments. The Company believes that its deficiency notes receivable, which have no carrying value at June 30, 2003 and 2002, may have some fair value, but such value cannot be estimated and any potential collections are not measurable as to timing or amount.

Liberté Investors Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)      Concentrations of Credit Risk

     At June 30, 2003, the Company had certain concentrations of credit risk with three financial institutions in the form of cash, which amounted to approximately $56.8 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

(9)       Related Party Transactions

     Jeremy B. Ford, a director of the Company, is the son of Gerald J. Ford, the Chairman of the Board of Directors of the Company. Jeremy B. Ford is also an employee of the Company. For the fiscal year ended June 30, 2003, Jeremy B. Ford’s annual salary was $100,000, with a bonus of $30.000.

     Brandon L. Jones is the Company’s Senior Vice President of Business Development and is the son-in-law of Edward W. Rose, III, a director of the Company. For the fiscal year ended June 30, 2003, Mr. Jones’ annual salary was $200,000 with a bonus of $60,000. On December 1, 2002, pursuant to the Liberté Investors 2002 Long Term Incentive Plan, the Company granted Mr. Jones an option to purchase 250,000 shares of common stock of the Company at a strike price of $3.00 per share.

     During the year ended June 30, 2003, the Company paid $41,000 to Golden State Management, Inc., which was, at that time, an affiliate of the Chairman of the Board of Directors of the Company as reimbursement for services provided by an employee of the affiliate.

     Beginning January 1, 2003, the Company has been reimbursed for approximately $30,000 or 75% of its rental payments on its office space in Dallas by Hunter’s Glen/Ford, Ltd., an affiliate of the Company’s Chairman of the Board of Directors, for the use of its offices by Hunter’s Glen employees.

(10)      Selected Quarterly Financial Data (unaudited)

     Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data are summarized as follows:

	Quarters

	First	Second	Third	Fourth

Fiscal Year 2002
Operating revenues	$455,094	$473,448	$277,175	$268,042
Net income	$238,495	$216,349	$16,190	$8,884
Basic and diluted net income per share:	$0.01	$0.01	$0.00	$0.00

Fiscal Year 2003
Operating revenues	$525,435	$280,114	$265,125	$260,672
Net loss	$(441,207)	$(278,508)	$(447,147)	$(694,842)
Basic and diluted net loss per share:	$(0.02)	$(0.01)	$(0.02)	$(0.04)

     Previously presented in the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002 was a net loss of $341,207. This amount for the three months ended September 30, 2002 has been restated above to reflect the appropriate amount of stock-based compensation. Also see Note 4.

Liberté Investors Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)      Subsequent Events

     In July 2003, the Company sold 3.7 acres of land in San Antonio, Texas to an individual for a price of $75,000 less associated selling costs of $3,867. A gain of approximately $18,000 was recorded as a result of this transaction in the first quarter of fiscal 2004.

     Also in July 2003, the Company sold 1.6 acres of land in San Antonio, Texas to a discount department store chain for a price of $336,000 less associated selling costs of $20,550. A gain of approximately $285,000 was recorded as a result of this transaction in the first quarter of fiscal 2004.

     In July 2003, the Company sold 2.0 acres of land in San Antonio, Texas to an individual for a price of $1,054,000 less associated selling costs of $57,546. A gain of approximately $984,000 was recorded as a result of this transaction in the first quarter of fiscal 2004.

     As described in Note 2, the Company has entered into contracts of sale on a total of approximately 17.5 acres, which, if they are consummated, would result in the Company recognizing a gain of approximately $1.8 million. Additionally as of September 22, 2003, the Company is also currently active in negotiations for the sale of an additional total of approximately 23 acres.

     As described in Note 1, the Company incurred and capitalized approximately $255,000 in costs related to a proposed acquisition. As of June 30, 2003, management believed the acquisition was probable and, subsequent to June 30, 2003, the Company incurred approximately $332,000 in additional costs related to its due diligence efforts as negotiations continued. However, on or about July 24, 2003, negotiations came to an impasse and management now believes that it is not probable that the acquisition transaction will be consummated. Accordingly, the Company expects that unless the negotiations resume, the Company will expense these costs (total of $587,000) during the first or second quarter of fiscal 2004.