Form 10-Q
period 2003-09-30
LIBERTE INVESTORS INC
filed 2003-11-14
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-6802

Liberté Investors Inc.
 (Exact name of registrant as specified in its charter)

Delaware	75-1328153
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

200 Crescent Court, Suite 1365
Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

(214) 871-5935
(Registrant’s telephone number, including area code)

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

Yes ☒	No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

     As of November 11, 2003, there were outstanding 20,589,430 shares of the registrant’s common stock, par value $0.01 per share.

LIBERTÉ INVESTORS INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

INDEX

Page

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Statements of Financial Condition September 30, 2003 and June 30, 2003	3
Consolidated Statements of Operations Three Months Ended September 30, 2003 and 2002	4
Consolidated Statement of Stockholders’ Equity Three Months Ended September 30, 2003	5
Consolidated Statements of Cash Flows Three Months Ended September 30, 2003 and 2002	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Item 4. Controls and Procedures	13
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	15

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	June 30,
	2003	2003

Assets
Cash and cash equivalents	$58,026,516	$56,847,351
Foreclosed real estate held for sale	1,364,219	1,593,767
Other assets, net	1,007,317	611,999

Total assets	$60,398,052	$59,053,117

Liabilities and stockholders’ equity
Liabilities-accrued and other liabilities	$1,341,163	$978,030
Stockholders’ equity
Common stock, $.01 par value, 50,000,000 shares authorized, 20,589,430 shares issued and outstanding at September 30, 2003 and June 30, 2003	205,894	205,894
Additional paid-in capital	312,485,769	312,450,769
Deferred compensation	(1,448,993)	(1,515,827)
Accumulated deficit	(252,185,781)	(253,065,749)

Total stockholders’ equity	59,056,889	58,075,087

Commitments and contingencies
Total liabilities and stockholders’ equity	$60,398,052	$59,053,117

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,

	2003	2002

Income:
Interest-bearing deposits in banks	$239,191	$291,049
Gain on sale of foreclosed real estate	1,310,087	234,386

Total income	1,549,278	525,435

Expenses:
Insurance	43,756	34,625
Compensation and employee benefits	354,955	472,029
Legal, audit and advisory fees	52,193	161,458
Franchise taxes	16,200	11,700
Foreclosed real estate operations	72,038	64,304
Loss on write-down of foreclosed real estate	—	124,374
General and administrative	130,168	98,152

Total expenses	669,310	966,642

Income (loss) before income taxes	879,968	(441,207)
Income tax expense (benefit)	—	—

Net income (loss)	$879,968	$(441,207)

Weighted average basic shares	20,589,430	20,408,271
Weighted average diluted shares	21,211,082	20,408,271
Basic net income (loss) per share of common stock	$0.04	$(0.02)

Diluted net income (loss) per share of common stock	$0.04	$(0.02)

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Number of	Common	Additional	Deferred	Accumulated
	Shares	Stock	Paid-In Capital	Compensation	Deficit	Total

Balance at June 30, 2003	20,589,430	$205,894	$312,450,769	$(1,515,827)	$(253,065,749)	$58,075,087
Net income	—	—	—	—	879,968	879,968
Issuance of stock options	—	—	35,000	(35,000)	—	—
Amortization of deferred compensation	—	—	—	101,834	—	101,834

Balance at September 30, 2003	20,589,430	$205,894	$312,485,769	$(1,448,993)	$(252,185,781)	$59,056,889

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$879,968	$(441,207)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,343	1,091
Amortization of deferred compensation expense	101,834	77,210
Compensation related to stock issued to officer	—	200,000
Gain from sale of foreclosed real estate	(1,310,087)	(234,386)
Loss on write-down of foreclosed real estate	—	124,374
(Increase) decrease in other assets, net	(360,225)	16,521
Increase in accrued and other liabilities	363,133	70,740

Net cash used in operating activities	(318,034)	(185,657)
Cash flows from investing activities:
Net proceeds from sale of foreclosed real estate	1,501,960	524,979
Refund of excess escrowed construction funds	37,675	—
Additions to fixed assets	(42,436)	—

Net cash provided by investing activities	1,497,199	524,979
Cash flows from financing activity – net proceeds from issuance of common stock	—	500,000

Net increase in cash and cash equivalents	1,179,165	839,322
Cash and cash equivalents at beginning of period	56,847,351	56,509,738

Cash and cash equivalents at end of period	$58,026,516	$57,349,060

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

Note A — Organization

Liberté Investors Inc., a Delaware corporation (the “Company”), was organized in April 1996 in order to effect the reorganization of Liberté Investors, a Massachusetts business trust (the “Trust”). At a special meeting of the shareholders of the Trust held on August 15, 1996, the Trust’s shareholders approved a plan of reorganization whereby the Trust contributed its assets to the Company and received all of the Company’s outstanding common stock, par value $0.01 per share. The Trust then distributed to its shareholders, in redemption of all outstanding shares of beneficial interest in the Trust, the shares of the Company. The Company assumed all of the Trust’s assets and outstanding liabilities and obligations.

Note B — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

The accompanying unaudited consolidated financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 38 acres of land located in Arlington, Texas. All intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to the accompanying 2003 consolidated financial statements. Such reclassifications had no impact on net income (loss) or stockholders’ equity.

Note C — Foreclosed Real Estate Held For Sale

At September 30, 2003, the Company held foreclosed real estate for sale in the form of undeveloped land. The September 30, 2003 carrying amount of these assets was approximately $1,364,000. The foreclosed real estate for sale consists of land totaling approximately 329 acres in San Antonio, Texas and approximately 38 acres in Arlington, Texas.

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

In July 2003, the Company sold 3.7 acres of land in San Antonio, Texas to an individual for a price of $75,000 less associated selling costs of $3,867. A gain of approximately $18,000 was recorded as a result of this transaction.

Also in July 2003, the Company sold 1.6 acres of land in San Antonio, Texas to a discount department store chain for a price of $336,000 less associated selling costs of $20,550. A gain of approximately $285,000 was recorded as a result of this transaction.

In July 2003, the Company sold 2.0 acres of land in San Antonio, Texas to an individual for a price of $1,054,000 less associated selling costs of $57,546. A gain of approximately $984,000 was recorded as a result of this transaction.

In September 2003, the Company sold 4.9 acres of land in San Antonio, Texas to a church for a price of $130,000, less associated selling costs of $11,077. A gain of approximately $23,000 was recorded as a result of this transaction.

In addition to the sales subsequent to September 30, 2003, as discussed in Note J, the Company entered into contracts of sale on a total of approximately 8.1 acres as of September 30, 2003, which, if they are consummated, would result in the Company recognizing a gain of approximately $1.7 million. The Company is also currently active in negotiations for the sale of an additional total of approximately 10 acres.

Note D — Commitments and Contingencies

The Company’s wholly-owned subsidiary, LNC Holdings, Inc., owns approximately 38 acres of land located in Arlington, Texas, which is encumbered by property tax liens totaling approximately $1.6 million including penalties and interest. There is no carrying value of the property due to the encumbrances.

On April 16, 1997, LNC Holdings, Inc. received a notice of judgment from the City of Arlington with regard to the delinquent taxes through that date. On June 28, 2001, LNC Holdings Inc. received an additional notice of judgment from the City of Arlington with regard to the delinquent taxes from 1997 through that date. LNC Holdings, Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing authorities to obtain title to the property. No response has yet been received. LNC Holdings, Inc. has accrued property taxes and related penalties and interest for calendar years 1996 through 2002 and for the nine-month period ended September 30, 2003 totaling $385,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements of the Company.

Note E — Federal Income Taxes

Although the Company had taxable income in the three-month period ended September 30, 2003 and other prior periods, no tax liability was recognized due to a reduction in the valuation allowance related to its net operating loss carryforwards. Based on current business activity, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

Note F — Concentrations of Credit Risk

At September 30, 2003, the Company had certain concentrations of credit risk with three financial institutions in the form of cash, which amounted to approximately $58 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

Note G — Net Income (Loss) Per Share

Statement of Financial Accounting Standard (“SFAS”) No. 128 “Earnings Per Share” (“EPS”) specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The following table presents the basic and diluted EPS data for the three-month periods ended September 30, 2003 and 2002.

	For the Three Months Ended September 30,

	2003			2002

	Net	Wtd. Avg.	Per Share	Net	Wtd. Avg.	Per Share
	Income	Shares	Amount	Loss	Shares	Amount

Basic EPS
Net income (loss)	$879,968	20,589,430	$0.04	$(441,207)	20,408,271	$(0.02)

Diluted EPS
Net income (loss)	$879,968	20,589,430	$0.04	$(441,207)	20,408,271	$(0.02)
Effect of dilutive securities:
Stock purchase rights	—	—	—	—	—	—
Options under Long Term Incentive Plan	—	621,652	—	—	—	—

Net income (loss)	$879,968	21,211,082	$0.04	$(441,207)	20,408,271	$(0.02)

Diluted weighted average shares for the three months ended September 30, 2002 excludes incremental shares from assumed conversion of stock options of 552,465 granted to employees under the Company’s 2002 Long Term Incentive Plan (the “Plan”) and available shares of 25,362 under the stock purchase rights granted to an officer of the Company due to the net loss for the period.

Note H – Recent Pronouncements

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which is effective for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. Effective July 1, 2003, the Company adopted the prospective method provisions of SFAS 148.

Note I – Stock-Based Compensation

On July 1, 2003, under the terms of the Plan, the Company’s Board of Directors granted to an employee an option to purchase 10,000 shares of common stock of the Company at an exercise price of $3.00 per share. The option expires on July 1, 2013. Twenty percent of the employee’s option shares vested and became exercisable immediately, and an additional 1 2/3% of the employee’s option shares vest and become exercisable as of the last day of each month through June 30, 2007. The fair value of the option at the grant date was approximately $35,000. For the three months ended September 30, 2003, the Company recorded $8,750 in compensation expense related to the option.

Prior to July 1, 2003, the Company applied APB No. 25 in accounting for employee stock options. Under APB No. 25, the difference between the aggregate market value and exercise price of the securities underlying the stock options at grant date, or intrinsic value, is recorded as compensation expense on a straight-line basis over the vesting period. If the employee stock options had been accounted for under SFAS No. 123, the fair value of the stock options would have been recorded as compensation expense on a straight-line basis over the vesting period. The following table, as prescribed by SFAS No. 148, illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation. The fair value of the options awarded was estimated at the grant date using the Black-Scholes option pricing model, which includes the following assumptions: risk-free interest rate based on the ten-year U.S. Treasury Note rate; expected option life of ten years; expected volatility of 3%; and no expected dividends.

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2003	September 30, 2002

Net income (loss), as reported	$879,968	$(441,207)
Add: Stock-based employee compensation expenses included in reported net income (loss)	101,834	77,210
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(241,078)	(212,328)

Pro forma net income (loss)	$740,724	$(576,325)

Net income (loss) per share:
Basic and diluted – as reported	$0.04	$(0.02)

Basic – pro forma	$0.04	$(0.03)

Diluted – pro forma	$0.03	$(0.03)

Note J — Subsequent Events

In October 2003, the Company sold 1.47 acres of land in San Antonio, Texas to an individual for a price of $90,000 less associated selling costs of $7,609. A gain of approximately $24,800 was recorded as a result of this transaction in the second quarter of fiscal 2004.

Also, in October 2003, the Company sold 3.08 acres of land in San Antonio, Texas to an individual for a price of $125,000 less associated selling costs of $9,646. A gain of approximately $74,400 was recorded as a result of this transaction in the second quarter of fiscal 2004.

As described in Note C, the Company has entered into contracts of sale on a total of approximately 8.1 acres, which, if they are consummated, would result in the Company recognizing a gain of approximately $1.7 million. Additionally as of November 12, 2003, the Company is also currently active in negotiations for the sale of an additional total of approximately 10 acres.

As of September 30, 2003, the Company has incurred and capitalized approximately $587,000 in costs related to a proposed acquisition. However, management now believes that it is not probable that the acquisition will be consummated. Accordingly, the Company expects that unless the acquisition is consummated, the Company will expense these costs during the second quarter of fiscal 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

During the three months ended September 30, 2003, Liberté Investors Inc. continued to explore the potential acquisition of a viable operating company in order to increase value to existing stockholders and provide a new focus and direction for the Company. Although substantial efforts were made to identify quality acquisition candidates in fiscal 2004, the Company has not yet entered into any definitive acquisition agreements.

In July 2002, the Company’s Board of Directors elected Donald J. Edwards of Chicago, Illinois, President and Chief Executive Officer of the Company. Mr. Edwards has extensive experience in acquisitions and is employed by the Company pursuant to a five-year employment agreement. Additionally, in connection with Mr. Edwards’ employment, the Company’s Board of Directors approved an initial annual expense budget of approximately $3,000,000 to cover the increased costs related to the search for suitable acquisition candidates and the associated diligence efforts. The Company is continuing to use its available resources to find a suitable operating company acquisition, such as working with investment bankers, business brokers and other intermediaries, researching public companies, and meeting directly with private companies.

Three Months Ended September 30, 2003 versus Three Months Ended September 30, 2002

Net income for the three months ended September 30, 2003 was $880,000 as compared to a net loss of $441,000 for the same period in 2002. The change in operating results for the three months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks decreased to $239,000 for the three months ended September 30, 2003 from $291,000 for the same period in 2002. This decrease is due to significantly lower interest rates on the Company’s interest-bearing deposits during the three months ended September 30, 2003 versus the three months ended September 30, 2002. Cash and cash equivalents increased from $57,349,000 at September 30, 2002 to $58,027,000 at September 30, 2003 primarily due to proceeds received for the sale of real estate.

Gains on the sales of foreclosed real estate for the three months ended September 30, 2003 were $1,310,000 as compared to $234,000 for the same period in 2002. The gain on sale of real estate represents proceeds received from the sale of foreclosed real estate in excess of carrying value. The gains recognized for the three months ended September 30, 2003 were from the sales of an aggregate of 12.2 acres in San Antonio, Texas. The gain recognized for the three months ended September 30, 2002 was from the sale of 51.57 acres in San Antonio, Texas.

There was a loss on the write-down of foreclosed real estate of $124,000 for the three months ended September 30, 2002. The Company recorded a write-down on the book values of three parcels of land in San Antonio, Texas to adjust for decreased market values on the properties, due to a softening of the local real estate market as well as the continued general economic downturn.

Legal, audit and advisory fees were $52,000 for the three months ended September 30, 2003 as compared to $161,000 for the three months ended September 30, 2002. Legal expenses were higher for the three months ended September 30, 2002 due to the legal fees associated with the drafting of documents related to the employment of Donald J. Edwards, as well as legal costs associated with the drafting of the Company’s 2002 Long Term Incentive Plan.

General and administrative expense increased to $130,000 for the three months ended September 30, 2003 from $98,000 for the three months ended September 30, 2002. The increase is primarily due to the rent on additional office space and increased travel expenses.

Liquidity and Capital Resources

The Company’s principal funding requirements for capital expenditures are operating expenses, including legal, audit and advisory expenses incurred in connection with evaluation of potential acquisition candidates and other strategic opportunities. The Company anticipates that its primary sources of funding for operating expenses will be proceeds from the sale of foreclosed real estate, interest income on cash and cash equivalents, and cash on hand.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change from the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003 pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

Changes in Internal Controls

There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. The Company is not aware of any significant deficiencies or material weaknesses; therefore, no corrective actions were taken.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit
Number

2.1	Plan of Reorganization, dated as of April 1, 1996, between the Trust and the Company (incorporated by reference to Exhibit 2.1 of Registration Statement No. 333-07439 on Form S-4, filed by the Company, which the Securities and Exchange Commission declared effective on July 3, 1996 (the “Registration Statement”)

2.2	Stock Purchase Agreement, dated as of January 16, 1996, between the Trust and Hunter’s Glen/Ford, Ltd. (the “Purchaser”) (incorporated by reference to Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed with the Commission on January 24, 1996), as amended by the Amendment to the Stock Purchase Agreement, dated as of February 27, 1996, and the Second Amendment to the Stock Purchase Agreement, dated as of March 28, 1996 (incorporated by reference to Exhibit 2.1 of the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)

3.1	The Company’s Charter (incorporated by reference to Exhibit 3.1 of the Registration Statement)

3.2	The Company’s Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement)

4.1	Form of Registration Rights Agreement dated August 16, 1996, between the Company and the Purchaser (incorporated by reference to Exhibit 4.1 of the Registration Statement)

4.2	Form of Agreement Clarifying Registration Rights dated August 16, 1996, between the Company, the Purchaser, the Enloe Descendants’ Trust, and Robert Ted Enloe, III (incorporated by reference to Exhibit 4.3 of the Registration Statement)

4.3	Registration Rights Agreement dated as of July 1, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K dated July 11, 2002)

10.1	Form of Indemnification Agreement for the Company’s directors and officers and schedule of substantially identical documents (incorporated by reference to Exhibit 10.2 of the Registration Statement)

10.2	Retirement Plan for Trustees of the Trust, dated October 11, 1988 (incorporated by reference to Exhibit 10.23 of the Trust’s Annual Report on Form 10-K for the year ended June 30, 1993)

10.3	Employment Agreement dated as of July 1, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K dated July 11, 2002)

10.4	Liberté Investors Inc. 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K dated July 11, 2002)

10.5	Nonqualified Stock Option Agreement dated as of July 9, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K dated July 11, 2002)

10.6	Indemnification Agreement dated as of July 1, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K dated July 11, 2002)

10.7	Stock Purchase Agreement dated as of July 9, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-8 dated December 26, 2002)

10.8	Stock Purchase Agreement dated as of June 30, 2003, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K dated September 26, 2003)

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Accounting Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Accounting Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

LIBERTÉ INVESTORS INC.

November 12, 2003	By:	/s/ Donald J. Edwards

Donald J. Edwards
President and Chief Executive Officer

November 12, 2003	By:	/s/ Ellen V. Billings

Ellen V. Billings
Vice President, Controller and Principal Accounting Officer