Form 10-Q
period 2003-12-31
LIBERTE INVESTORS INC
filed 2004-02-17
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

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

Yes    [  ]      No    [X]

As of February 13, 2004, there were outstanding 20,589,430 shares of the registrant’s common stock, par value $0.01 per share.

LIBERTÉ INVESTORS INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2003

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31,	June 30,
	2003	2003

Assets
Cash and cash equivalents	$57,110,782	$56,847,351
Foreclosed real estate held for sale	1,264,821	1,593,767
Other assets, net	1,991,640	611,999

Total assets	$60,367,243	$59,053,117

Liabilities and stockholders’ equity
Liabilities-accrued and other liabilities	$1,970,643	$978,030
Stockholders’ equity
Common stock, $.01 par value, 50,000,000 shares authorized, 20,589,430 shares issued and outstanding at December 31, 2003 and June 30, 2003	205,894	205,894
Additional paid-in capital	312,485,769	312,450,769
Deferred compensation expense	(1,354,679)	(1,515,827)
Accumulated deficit	(252,940,384)	(253,065,749)

Total stockholders’ equity	58,396,600	58,075,087

Commitments and contingencies
Total liabilities and stockholders’ equity	$60,367,243	$59,053,117

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	December 31,
	2003	2002

Income:
Interest-bearing deposits in banks	$440,586	$572,301
Gain on sale of foreclosed real estate	1,409,350	233,248

Total income	1,849,936	805,549
Expenses:
Insurance	88,631	70,200
Compensation and employee benefits	741,876	685,141
Legal, audit and advisory fees	422,083	206,113
Franchise taxes	34,000	23,400
Foreclosed real estate operations	125,368	115,834
Loss on write-down of foreclosed real estate	—	141,777
General and administrative	312,613	182,799

Total expenses	1,724,571	1,425,264

Income (loss) before income taxes	125,365	(619,715)
Income tax expense (benefit)	—	—

Net income (loss)	$125,365	$(619,715)

Basic net income (loss) per share of common stock	$0.01	$(0.03)

Diluted net income (loss) per share of common stock	$0.01	$(0.03)

Weighted average basic shares	20,589,430	20,415,518

Weighted average diluted shares	21,211,082	20,415,518

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2003	2002

Income:
Interest-bearing deposits in banks	$201,395	$281,252
Gain (loss) on sales of foreclosed real estate	99,263	(1,138)

Total income	300,658	280,114
Expenses:
Insurance	44,875	35,575
Compensation and employee benefits	386,921	313,112
Legal, audit and advisory fees	369,890	44,655
Franchise taxes	17,800	11,700
Foreclosed real estate operations	53,330	51,530
Loss on write-down of foreclosed real estate	—	17,403
General and administrative	182,445	84,647

Total expenses	1,055,261	558,622

Loss before income taxes	$(754,603)	$(278,508)

Income tax expense (benefit)	—	—

Net loss	$(754,603)	$(278,508)

Basic net loss per share of common stock	$(0.04)	$(0.01)

Diluted net loss per share of common stock	$(0.04)	$(0.01)

Weighted average number of shares of common stock—basic and diluted	20,589,430	20,422,764

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Number of	Common	Additional	Deferred	Accumulated
	Shares	Stock	Paid-In Capital	Compensation	Deficit	Total

Balance at June 30, 2003	20,589,430	$205,894	$312,450,769	$(1,515,827)	$(253,065,749)	$58,075,087
Net income	—	—	—	—	125,365	125,365
Issuance of stock options	—	—	35,000	(35,000)	—	—
Amortization of deferred compensation	—	—	—	196,148	—	196,148

Balance at December 31, 2003	20,589,430	$205,894	$312,485,769	$(1,354,679)	$(252,940,384)	$58,396,600

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$125,365	$(619,715)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	19,795	1,543
Amortization of deferred compensation expense	196,148	159,712
Compensation related to stock issued to officer	—	100,000
Gain from sale of foreclosed real estate	(1,409,350)	(233,248)
Loss on write-down of foreclosed real estate	—	141,777
(Increase) decrease in other assets, net	(1,344,255)	47,478
Increase in accrued and other liabilities	992,613	36,409

Net cash used in operating activities	(1,419,684)	(366,044)
Cash flows from investing activities:
Net proceeds from sale of foreclosed real estate	1,700,621	672,841
Refund of excess escrowed construction funds	37,675	—
Additions to fixed assets	(55,181)	(14,810)

Net cash provided by investing activities	1,683,115	658,031
Cash flows from financing activity – net proceeds from issuance of common stock	—	500,000

Net increase in cash and cash equivalents	263,431	791,987
Cash and cash equivalents at beginning of period	56,847,351	56,509,738

Cash and cash equivalents at end of period	$57,110,782	$57,301,725

See accompanying notes to consolidated financial statements.

LIBERTÉ INVESTORS INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(Unaudited)

Note A - Organization

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

Since August 1996, the Company has been actively pursuing opportunities to acquire one or more operating companies in order to increase value to existing stockholders and provide a new focus and direction for the Company. The Company’s primary objective has been to seek long-term growth through an acquisition of a business rather than short-term earnings.

To that end, on December 15, 2003, the Company signed an agreement to acquire USAuto Holdings, Inc. (“USAuto”) for consideration consisting of $76.0 million in cash, 13,250,000 shares of the Company’s common stock that will be issued at the time of the closing of the acquisition of USAuto and up to an additional 750,000 shares of common stock that may be issued at a later date if certain financial targets are reached. The Company has filed a Registration Statement on Form S-1 containing a Joint Proxy Statement/Prospectus relating to the issuance of stock to the USAuto stockholders and the raising of capital for the USAuto acquisition pursuant to a rights offering being made to all existing Company stockholders. The Company had previously announced a record date of February 17, 2004 for the rights offering. That date will no longer be the record date for its proposed rights offering. The Company will provide adequate notice of a new record date when such information becomes known. The Company intends to file an amendment to the S-1 Registration Statement, which will contain audited financial statements for USAuto for the year ended December 31, 2003 and unaudited interim financials for the Company for the six months ended December 31, 2003. The Company expects to file that amendment prior to the end of March 2004, and intends to issue a press release establishing a new expected record date at that time.

USAuto is a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. USAuto currently writes non-standard personal automobile insurance in Georgia, Tennessee, Alabama, Mississippi, Ohio and Missouri and is licensed as an insurer in 12 additional states.

Upon consummation of the acquisition of USAuto, the Company will change its name to First Acceptance Corporation. Stephen J. Harrison, the current President and Chief Executive Officer of USAuto, will be appointed the President and Chief Executive Officer of the newly combined enterprise. Thomas M. Harrison, Jr., the current Vice President and Secretary of USAuto, will be appointed Executive Vice President of the newly combined enterprise. Donald J. Edwards, the current President and Chief Executive Officer of the Company, and Ellen V. Billings, the current Principal Accounting Officer, Secretary and Treasurer of the Company, will resign from their positions, and their employment with the Company will be terminated.

The Company’s board of directors has designated Stephen J. Harrison and Thomas M. Harrison, Jr. as nominees for election as directors. Following the consummation of the acquisition of USAuto, it is anticipated that Mr. Edwards will remain a director of, and special advisor to, the newly combined enterprise. It is also anticipated that upon the consummation of the acquisition of USAuto, Gary Shultz and Jeremy B. Ford will resign as directors of the Company.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended December 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

The accompanying unaudited consolidated financial statements include the accounts of the Company and LNC Holdings, Inc., a wholly-owned subsidiary whose sole asset is approximately 38 acres of land located in Arlington, Texas. All intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to the accompanying unaudited consolidated financial statements. Such reclassifications had no impact on net income (loss) or stockholders’ equity.

Note C - Foreclosed Real Estate Held For Sale

At December 31, 2003, the Company held foreclosed real estate for sale in the form of undeveloped land. The December 31, 2003 carrying amount of these assets was approximately $1,265,000. The foreclosed real estate for sale consists of land totaling approximately 324 acres in San Antonio, Texas and approximately 38 acres in Arlington, Texas.

In September 2002, the Company sold 51.57 acres of land in San Antonio, Texas to a discount department store chain for a price of $538,907, less associated selling costs of $13,928. A gain of approximately $234,000 was recorded as a result of this transaction.

In September 2002, the Company recorded a write-down on the book values of three parcels of land in San Antonio, Texas for an aggregate of approximately $124,000. The write-down was recorded to adjust for decreased market values on the properties due to a softening of the local real estate market.

In November 2002, the Company sold 7.0 acres of land in San Antonio, Texas to a retail store owner for a price of $155,000, less associated selling costs of $7,000. A loss of approximately $1,000 was recorded as a result of this transaction.

In December 2002, the Company recorded a write-down on the book values of two parcels of land in San Antonio, Texas for an aggregate of approximately $17,000. The write-down was recorded to adjust for decreased market values on the properties due to a softening of the local real estate market.

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

In October 2003, the Company sold 1.47 acres of land in San Antonio, Texas to an individual for a price of $90,000 less associated selling costs of $7,609. A gain of approximately $24,800 was recorded as a result of this transaction.

Also, in October 2003, the Company sold 3.08 acres of land in San Antonio, Texas to an individual for a price of $125,000 less associated selling costs of $9,646. A gain of approximately $74,400 was recorded as a result of this transaction.

In addition to the sales subsequent to December 31, 2003, as discussed in Note J, the Company is currently a party to contracts of sale on a total of approximately 5.6 acres as of December 31, 2003, which, if they are consummated, would result in the Company recognizing a gain of approximately $1.0 million. The Company is also currently active in negotiations for the sale of an additional total of approximately 3.7 acres.

Note D - Commitments and Contingencies

The Company’s wholly-owned subsidiary, LNC Holdings Inc., owns approximately 38 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling approximately $1.7 million including penalties and interest. The property has no carrying value due to the encumbrances.

On April 16, 1997, LNC Holdings Inc. received a notice of judgment from the City of Arlington with regard to the delinquent taxes through that date. On June 28, 2001, LNC Holdings Inc. received an additional notice of judgment from the City of Arlington with regard to the delinquent taxes from 1997 through that date. LNC Holdings Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing units to obtain title to the property. No response has been received. LNC Holdings Inc. has accrued property taxes and related penalties and interest for calendar years 1996 through 2003 totaling $398,000. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

Note E - Federal Income Taxes

Although the Company had taxable income for the six-month period ended December 31, 2003, no tax liability was recognized due to a reduction in the valuation allowance related to its net operating loss carryforwards. Based on current business activity, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance has been established. In the event the Company expands its business operations through an acquisition, the ability to use the loss carryforwards may change.

Note F - Concentrations of Credit Risk

At December 31, 2003, the Company had certain concentrations of credit risk with three financial institutions in the form of cash, which amounted to approximately $57 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

Note G - Earnings (Loss) Per Share

Statement of Financial Accounting Standard (“SFAS”) No. 128 “Earnings Per Share” (“EPS”) specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The following table presents the basic and diluted EPS data for the three- and six-month periods ended December 31, 2003 and 2002.

	For the Three Months Ended December 31,
	2003			2002

	Net	Wtd. Avg.	Per Share	Net	Wtd. Avg.	Per Share
	Loss	Shares	Amount	Loss	Shares	Amount

Basic EPS - Net loss	$(754,603)	20,589,430	$(0.04)	$(278,508)	20,422,764	$(0.01)

Diluted EPS - Net loss	$(754,603)	20,589,430	$(0.04)	$(278,508)	20,422,764	$(0.01)
Effect of dilutive securities:
Stock purchase rights	—	—	—	—	—	—
Options under Long Term Incentive Plan	—	—	—	—	—	—

Net loss	$(754,603)	20,589,430	$(0.04)	$(278,508)	20,422,764	$(0.01)

Diluted weighted average shares for the three months ended December 31, 2003 excludes incremental shares from assumed conversion of stock options of 621,652 under the Company’s 2002 Long Term Incentive Plan due to the net loss for the period.

Diluted weighted average shares for the three months ended December 31, 2002 excludes incremental shares from assumed conversion of stock options of 575,778 under the Company’s 2002 Long Term Incentive Plan and available shares of 27,778 under the stock purchase rights granted to the officer due to the net loss for the period.

	For the Six Months Ended December 31,
	2003			2002

	Net	Wtd. Avg.	Per Share	Net	Wtd. Avg.	Per Share
	Income	Shares	Amount	Loss	Shares	Amount

Basic EPS - Net income (loss)	$125,365	20,589,430	$0.01	$(619,715)	20,415,518	$(0.03)

Diluted EPS - Net income (loss)	$125,365	20,589,430	$0.01	$(619,715)	20,415,518	$(0.03)
Effect of dilutive securities:
Stock purchase rights	—	—	—	—	—	—
Options under Long Term Incentive Plan	—	621,652	—	—	—	—

Net income (loss)	$125,365	21,211,082	$0.01	$(619,715)	20,415,518	$(0.03)

Diluted weighted average shares for the six months ended December 31, 2002 excludes incremental shares from assumed conversion of stock options of 564,121 under the Company’s 2002 Long Term Incentive Plan and available shares of 26,570 under the stock purchase rights granted to the officer due to the net loss for the period.

Note H – Recent Pronouncements

In December 2002, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standard, (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which is effective for fiscal years beginning after December 31, 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. Effective July 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148.

Note I – Stock-based Compensation

On July 1, 2003, under the terms of the Plan, the Company’s Board of Directors granted to an employee an option to purchase 10,000 shares of common stock of the Company at an exercise price of $3.00 per share. The option expires on July 1, 2013. Twenty percent of the employee’s option shares vested and became exercisable immediately, and an additional 1 2/3% of the employee’s option shares vest and become exercisable as of the last day of each month through June 30, 2007. The fair value of the option at the grant date was approximately $35,000. For the six months ended December 31, 2003, the Company recorded $10,500 in compensation expense related to the option.

Prior to July 1, 2003, the Company applied APB No. 25 in accounting for employee stock options. Under APB No. 25, the difference between the aggregate market value and exercise price of the securities underlying the stock options at grant date, or intrinsic value, is recorded as compensation expense on a straight-line basis over the vesting period. If the employee stock options had been accounted for under SFAS No. 123, the fair value of the stock options would have been recorded as compensation expense on a straight-line basis over the vesting period. The following table, as prescribed by SFAS No. 148, illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation. The fair value of the options awarded was estimated at the grant date using the Black-Scholes option pricing model, which includes the following assumptions: risk-free interest rate based on the ten-year U.S. Treasury Note rate; expected option life of ten years; expected volatility of 3%; and no expected dividends.

	For the Six Months Ended		For the Three Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Net income (loss), as reported	$125,365	$(619,715)	$(754,603)	$(278,508)
Add: Stock-based employee compensation expenses included in reported net income (loss)	196,148	159,712	94,835	82,502
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(482,157)	(434,240)	(241,078)	(221,912)

Pro forma net income (loss)	$(160,644)	$(894,243)	$(900,846)	$(417,918)

Net income (loss) per share:
Basic and diluted – as reported	$0.01	$(0.03)	$(0.04)	$(0.01)

Basic and diluted – pro forma	$(0.01)	$(0.04)	$(0.04)	$(0.02)

Note J - Subsequent Events

In February 2004, the Company sold 8.1 acres of land in San Antonio, Texas to a developer for a price of $1.9 million less associated selling costs of $125,000. A gain of approximately $1.7 million was recorded as a result of this transaction in the third quarter of fiscal 2004.

As described in Note C, the Company has entered into contracts of sale on a total of approximately 5.6 acres, which, if the transactions are consummated, would result in the Company recognizing gains in aggregate of approximately $1 million. Additionally as of February 12, 2004, the Company is also currently active in negotiations for the sale of an additional total of approximately 3.7 acres.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Liberté Investors Inc. is a Delaware corporation that was organized in April 1996 in order to effect the reorganization of our predecessor, Liberté Investors Trust, a Massachusetts business trust. Since August 1996, the Company has been actively pursuing opportunities to acquire one or more operating companies in order to increase value to existing stockholders and provide a new focus and direction for the Company. The Company’s primary objective has been to seek long-term growth through an acquisition of a business rather than short-term earnings.

To that end, on December 15, 2003, the Company signed an agreement to acquire USAuto Holdings, Inc. (“USAuto”) for consideration consisting of $76.0 million in cash, 13,250,000 shares of the Company’s common stock that will be issued at the time of the closing of the acquisition of USAuto and up to an additional 750,000 shares of common stock that may be issued at a later date if certain financial targets are reached. The Company has filed a Registration Statement on Form S-1 containing a Joint Proxy Statement/Prospectus relating to the issuance of stock to the USAuto stockholders and the raising of capital for the USAuto acquisition pursuant to a rights offering being made to all existing Company stockholders. The Company had previously announced a record date of February 17, 2004 for the rights offering. That date will no longer be the record date for its proposed rights offering. The Company will provide adequate notice of a new record date when such information becomes known. The Company intends to file an amendment to the S-1 Registration Statement, which will contain audited financial statements for USAuto for the year ended December 31, 2003 and unaudited interim financials for the Company for the six months ended December 31, 2003. The Company expects to file that amendment prior to the end of March 2004, and intends to issue a press release establishing a new expected record date at that time.

USAuto is a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. USAuto currently writes non-standard personal automobile insurance in Georgia, Tennessee, Alabama, Mississippi, Ohio and Missouri and is licensed as an insurer in 12 additional states.

Upon consummation of the acquisition of USAuto, the Company will change its name to First Acceptance Corporation. Stephen J. Harrison, the current President and Chief Executive Officer of USAuto, will be appointed the President and Chief Executive Officer of the newly combined enterprise. Thomas M. Harrison, Jr., the current Vice President and Secretary of USAuto, will be appointed Executive Vice President of the newly combined enterprise. Donald J. Edwards, the current President and Chief Executive Officer of the Company, and Ellen V. Billings, the current Principal Accounting Officer of the Company, will resign from their positions, and their employment with the Company will be terminated.

The Company’s board of directors has designated Stephen J. Harrison and Thomas M. Harrison, Jr. as nominees for election as directors. Following the consummation of the acquisition of USAuto, it is anticipated that Mr. Edwards will remain a director of, and special advisor to, the newly combined enterprise. It is also anticipated that upon the consummation of the acquisition of USAuto, Gary Shultz and Jeremy B. Ford will resign as directors of the Company.

Six Months Ended December 31, 2003 versus Six Months Ended December 31, 2002

Net income for the six months ended December 31, 2003 was $125,000, compared to a net loss of $620,000 for the same period in 2002. The change in operating results for the six months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks decreased to $441,000 for the six months ended December 31, 2003 from $572,000 for the same period in 2002. This decrease is due to substantially lower interest rates on the Company’s interest-bearing deposits during the six months ended December 31, 2003 versus the six months ended December 31, 2002. Cash and cash equivalents decreased from $57,302,000 at December 31, 2002 to $57,111,000 at December 31, 2003 primarily due to operating expenses, partially offset by proceeds from sales of real estate.

Gains on the sales of foreclosed real estate were $1,409,000 for the six months ended December 31, 2003 as compared to $233,000 for the six months ended December 31, 2002. Gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The gains recognized for the six months ended December 31, 2003 were from the sale of an aggregate of 16.8 acres in San Antonio, Texas and the gain recognized for the six months ended December 31, 2002 was from the sale of 58.6 acres in San Antonio, Texas.

Insurance expense was $89,000 for the six months ended December 31, 2003 as compared to $70,000 for the six months ended December 31, 2002. The increase reflects higher premiums on the insurance policies carried by the Company, primarily on the insurance policy covering directors and officers.

Compensation and benefit expense was $742,000 for the six months ended December 31, 2003 as compared to $685,000 for the six months ended December 31, 2002. The increased expense includes $42,000 in employee bonuses, as well as the additional salary expense for two employees, whose salary expense had been shared with another company during the most of the six months ended December 31, 2002.

Legal, audit and advisory fees were $422,000 for the six months ended December 31, 2003 as compared to $206,000 for the six months ended December 31, 2002. The increase is due primarily to consulting related to due diligence on acquisition candidates.

There was a loss for the write-down of foreclosed real estate of $142,000 for the six months ended December 31, 2002. The Company recorded a write-down on the book values of certain parcels of land in San Antonio, Texas to adjust for decreased market values on the properties due to a softening of the local real estate market. No losses for write-downs of real estate were recognized in the same period in 2003.

General and administrative expense increased from $183,000 during the six months ended December 31, 2002 to $313,000 for the same period in 2003. The increase was primarily due to increased office rent and travel expense, as well as increases in various general and administrative expenses for the six months ended December 31, 2003.

Three Months Ended December 31, 2003 versus Three Months Ended December 31, 2002

For the three months ended December 31, 2003, a net loss of $755,000 was incurred, compared to a net loss of $279,000 for the same period in 2002. The change in operating results for the three months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks decreased to $201,000 for the three months ended December 31, 2003 from $281,000 for the same period in 2002. This decrease is due to substantially lower interest rates on the Company’s interest-bearing deposits during the three months ended December 31, 2003 versus the three months ended December 31, 2002.

For the three months ended December 31, 2002, a loss on the sale of real estate was recognized of $1,000, as compared to a gain of $99,000 for the same period in 2003. Gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The loss recognized for the three months ended December 31, 2002 was from the sale of 7.0 acres in San Antonio, Texas, and the gains recognized for the three months ended December 31, 2003 were from the sales of an aggregate of 4.6 acres in San Antonio, Texas.

Insurance expense was $45,000 for the three months ended December 31, 2003 as compared to $36,000 for the three months ended December 31, 2002. The increase reflects higher premiums on the insurance policies carried by the Company, primarily on the insurance policy covering directors and officers.

Compensation and benefit expense was $387,000 for the three months ended December 31, 2003 as compared to $313,000 for the three months ended December 31, 2002. The increased expense includes $36,000 in employee bonuses, as well as additional salary expense for two employees, whose salary expense had been shared with another company during the part of three months ended December 31, 2002.

Legal, audit and advisory fees were $370,000 for the three months ended December 31, 2003 as compared to $45,000 for the three months ended December 31, 2002. The increase is due primarily to consulting related to due diligence on acquisition candidates.

There was a loss for the write-down of foreclosed real estate of $17,000 for the three months ended December 31, 2002. The Company recorded a write-down on the book values of certain parcels of land in San Antonio, Texas to adjust for decreased market values on the properties, due to a softening of the local real estate market. No losses for write-downs of real estate were recognized in the same period in 2003.

General and administrative expense increased from $85,000 during the three months ended December 31, 2002 to $182,000 for the same period in 2003. The increase was primarily due to increased office rent and travel expense, as well as increases in various general and administrative expenses for the three months ended December 31, 2003.

Liquidity and Capital Resources

The Company’s historical funding requirements are operating expenses, including legal, audit and advisory expenses incurred in connection with evaluation of potential acquisition candidates and other strategic opportunities. The Company anticipates that its primary sources of funding for operating expenses will be cash on hand, proceeds from the sales of foreclosed real estate, and interest income on cash and cash equivalents.

On December 15, 2003, the Company filed a registration statement with the Securities and Exchange Commission to register the issuance of rights and 12,500,000 shares of common stock underlying such rights to the Company’s existing stockholders to purchase such shares of common stock. Each right will allow existing stockholders to buy 0.61 shares of the Company’s common stock at a price of $4.00 per share. It is anticipated that the $76.0 million in cash required for the proposed USAuto acquisition will come from the Company’s current cash and cash equivalents of $57.1 million plus a portion of the $50.2 million to be received in the Company’s proposed rights offering. In addition, the Company will have related cash requirements for acquisition costs and severance payments, which the Company also anticipates funding through a portion of the $50.2 million to be received in the Company’s proposed rights offering.

Forward-Looking Information

Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance, including its ability to acquire businesses in the future, and other developments. Such forward-looking statements are necessarily estimates reflecting the Company’s best judgment based upon current information, involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, the uncertainty as to whether the Company will be able to make future business acquisitions or that any such acquisitions will be successful, the Company’s ability to obtain financing for any possible acquisitions, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company’s Securities and Exchange Commission filings and other public announcements. Words or phrases when used in this Form 10-Q or other filings with the Securities and Exchange Commission, such as “does not believe” and “believes,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change from the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003 pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s stockholders was held on November 6, 2003 for the purpose of voting on two proposals. The proposals, including the results of the voting, are as follows:

Proposal No. 1	Proposal to elect each of Messrs. Gene H. Bishop, Harvey B. Cash, Donald J. Edwards, Gerald J. Ford, Jeremy B. Ford, Edward W. Rose, III and Gary Shultz as directors of the Company until expiration of his term at the 2004 Annual Meeting of stockholders and until his successor is elected and qualified or until his earlier death, resignation or removal from office.

	Number of Shares of Common Stock

	For	Withheld

G. Bishop	19,874,296	107,452
H. Cash	19,867,578	114,170
D. Edwards	19,855,899	125,849
G. Ford	19,827,336	154,412
J. Ford	19,855,399	126,349
E. Rose	19,827,836	153,912
G. Shultz	19,874,728	107,020

Proposal No. 2	Proposal to approve the ratification of the selection of KPMG LLP as the Company’s independent accountants for the fiscal year ending June 30, 2004.

Number of Shares of
Common Stock

For	19,960,593
Against	13,309
Abstain/Broker Non-Votes	7,846

The total number of shares of common stock voted was 19,981,748, or approximately 97.1% of the outstanding shares of common stock.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

2.1	Plan of Reorganization dated as of April 1, 1996, between the Trust and the Company (incorporated by reference to Exhibit 2.1 of Registration Statement No. 333-07439 on Form S-4, filed by the Company, which the Securities and Exchange Commission declared effective on July 3, 1996 (the “Registration Statement”)).

2.2	Stock Purchase Agreement dated as of January 16, 1996, between the Trust and Hunter’s Glen/Ford, Ltd. (the “Purchaser”) (incorporated by reference to Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed with the Commission on January 24, 1996), as amended by the Amendment to the Stock Purchase Agreement, dated as of February 27, 1996, and the Second Amendment to the Stock Purchase Agreement, dated as of March 28, 1996 (incorporated by reference to Exhibit 2.1 of the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

2.3	Agreement and Plan of Merger by and among Liberté Investors Inc., USAH Merger Sub, Inc., USAuto Holdings, Inc. and the Stockholders of USAuto Holdings, Inc., dated as of December 15, 2003 (incorporated by reference to Exhibit 2.1 of Registration Statement No. 333-111161 on Form S-1, filed by the Company).

3.1	The Company’s Charter (incorporated by reference to Exhibit 3.1 of the Registration Statement).

3.2	The Company’s Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement).

4.1	Form of Registration Rights Agreement dated August 16, 1996, between the Company and the Purchaser (incorporated by reference to Exhibit 4.1 of the Registration Statement).

4.2	Form of Agreement Clarifying Registration Rights dated August 16, 1996, between the Company, the Purchaser, the Enloe Descendants’ Trust, and Robert Ted Enloe, III (incorporated by reference to Exhibit 4.3 of the Registration Statement).

4.3	Registration Rights Agreement dated as of July 1, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K dated July 11, 2002).

10.1	Form of Indemnification Agreement for the Company’s directors and officers and schedule of substantially identical documents (incorporated by reference to Exhibit 10.2 of the Registration Statement).

10.2	Retirement Plan for Trustees of the Trust, dated October 11, 1988 (incorporated by reference to Exhibit 10.23 of the Trust’s Annual Report on Form 10-K for the year ended June 30, 1993).

10.3	Employment Agreement dated as of July 1, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K dated July 11, 2002).

10.4	Liberté Investors Inc. 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K dated July 11, 2002).

10.5	Nonqualified Stock Option Agreement dated as of July 9, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K dated July 11, 2002).

10.6	Indemnification Agreement dated as of July 1, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K dated July 11, 2002).

10.7	Stock Purchase Agreement dated as of July 9, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-8 dated December 26, 2002).

10.8	Stock Purchase Agreement dated as of June 30, 2003, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K dated September 26, 2003).

10.9	Backstop Agreement dated as of December 15, 2003, by and between Liberté Investors Inc. and Hunter’s Glen/Ford, Ltd. (incorporated by reference to Exhibit 10.12 of Registration Statement No. 333-111161 on Form S-1, filed by the Company).

10.10	Voting Agreement dated as of December 15, 2003, by and among Liberté Investors Inc., USAuto Holdings, Inc., Hunter’s Glen/Ford, Ltd. and Turtle Creek Trust (incorporated by reference to Exhibit 10.20 of Registration Statement No. 333-111161 on Form S-1, filed by the Company).

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Accounting Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Accounting Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

A Form 8-K was filed on December 15, 2003, under Items 5 and 9, announcing that Liberté Investors Inc. had entered into a definitive Merger Agreement and that Liberté Investors Inc. had filed a registration statement relating to a $50 million rights offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

LIBERTÉ INVESTORS INC.

February 17, 2004	By:	/s/ Donald J. Edwards

Donald J. Edwards
President and Chief Executive Officer

February 17, 2004	By:	/s/ Ellen V. Billings

Ellen V. Billings
Controller and Principal Accounting Officer