Form 10-Q
period 2004-03-31
FIRST ACCEPTANCE CORP /DE/
filed 2004-05-17
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 1-6802

First Acceptance Corporation

(Exact name of registrant as specified in its charter)

Delaware	75-1328153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3813 Green Hills Village Drive Nashville, Tennessee	37215
(Address of principal executive offices)	(Zip Code)

(615) 844-2800
(Registrant’s telephone number, including area code)

Liberté Investors Inc.
200 Crescent Court, Suite 1365, Dallas, TX 75201
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

As of May 7, 2004, there were outstanding 46,363,500 shares of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION, F/K/A LIBERTÉ INVESTORS INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST ACCEPTANCE CORPORATION, F/K/A LIBERTÉ INVESTORS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31,	June 30,
	2004	2003
Assets
Cash and cash equivalents	$58,857,989	$56,847,351
Foreclosed real estate held for sale	1,134,246	1,593,767
Other assets, net	1,986,981	611,999

Total assets	$61,979,216	$59,053,117

Liabilities and stockholders’ equity
Liabilities — accrued and other liabilities	$1,293,327	$978,030
Stockholders’ equity
Common stock, $.01 par value, 50,000,000 shares authorized, 20,589,430 shares issued and outstanding at March 31, 2004 and June 30, 2003	205,894	205,894
Additional paid-in capital	312,485,769	312,450,769
Deferred compensation expense	(1,260,365)	(1,515,827)
Accumulated deficit	(250,745,409)	(253,065,749)

Total stockholders’ equity	60,685,889	58,075,087

Commitments and contingencies
Total liabilities and stockholders’ equity	$61,979,216	$59,053,117

See accompanying notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION, F/K/A LIBERTÉ INVESTORS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	March 31,
	2004	2003
Income:
Interest-bearing deposits in banks	$619,906	$837,426
Gain on sale of foreclosed real estate	4,146,560	233,248

Total income	4,766,466	1,070,674

Expenses:
Insurance	132,727	106,559
Compensation and employee benefits	1,100,698	1,040,548
Legal, audit and advisory fees	489,603	329,336
Franchise taxes	58,913	44,815
Foreclosed real estate operations	197,771	158,458
Loss on write-down of foreclosed real estate	—	141,777
General and administrative	466,414	316,043

Total expenses	2,446,126	2,137,536

Income (loss) before income taxes	2,320,340	(1,066,862)
Income tax expense (benefit)	—	—

Net income (loss)	$2,320,340	$(1,066,862)

Basic and diluted net income (loss) per share of common stock	$0.11	$(0.05)

Weighted average basic shares	20,589,430	20,417,898

Weighted average diluted shares	21,211,082	20,417,898

See accompanying notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION, F/K/A LIBERTÉ INVESTORS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Income:
Interest-bearing deposits in banks	$179,320	$265,125
Gains on sales of foreclosed real estate	2,737,210	—

Total income	2,916,530	265,125

Expenses:
Insurance	44,096	36,359
Compensation and employee benefits	358,822	355,407
Legal, audit and advisory fees	67,520	123,223
Franchise taxes	24,913	21,415
Foreclosed real estate operations	72,403	42,624
General and administrative	153,801	133,244

Total expenses	721,555	712,272

Income (loss) before income taxes	2,194,975	(447,147)
Income tax expense (benefit)	—	—

Net income (loss)	$2,194,975	$(447,147)

Basic net income (loss) per share of common stock	$0.11	$(0.02)

Diluted net income (loss) per share of common stock	$0.10	$(0.02)

Weighted average basic shares	20,589,430	20,422,764

Weighted average diluted shares	21,211,082	20,422,764

See accompanying notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION, F/K/A LIBERTÉ INVESTORS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Number of	Common	Additional	Deferred	Accumulated
	Shares	Stock	Paid-In Capital	Compensation	Deficit	Total
Balance at June 30, 2003	20,589,430	$205,894	$312,450,769	$(1,515,827)	$(253,065,749)	$58,075,087
Net income	—	—	—	—	2,320,340	2,320,340
Issuance of stock options	—	—	35,000	(35,000)	—	—
Amortization of deferred compensation	—	—	—	290,462	—	290,462

Balance at March 31, 2004	20,589,430	$205,894	$312,485,769	$(1,260,365)	$(250,745,409)	$60,685,889

See accompanying notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION, F/K/A LIBERTÉ INVESTORS INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,320,340	$(1,066,862)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	32,539	5,427
Deferred compensation expense	290,462	252,796
Compensation related to stock issued to officer	—	100,000
Gain from sale of foreclosed real estate	(4,146,560)	(233,248)
Loss on write-down of foreclosed real estate	—	141,777
(Increase) decrease in other assets, net	(1,347,514)	46,051
Increase (decrease) in accrued and other liabilities	315,297	(80,363)

Net cash used in operating activities	(2,535,436)	(834,422)

Cash flows from investing activities:
Proceeds from sale of foreclosed real estate	4,568,406	672,841
Refund of excess escrowed construction funds	37,675	—
Additions to fixed assets	(60,007)	(49,189)

Net cash provided by investing activities	4,546,074	623,652

Cash flows from financing activity — net proceeds from issuance of common stock	—	500,000

Net increase in cash and cash equivalents	2,010,638	289,230
Cash and cash equivalents at beginning of period	56,847,351	56,509,738

Cash and cash equivalents at end of period	$58,857,989	$56,798,968

See accompanying notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION, F/K/A LIBERTÉ INVESTORS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

Note A — Organization

First Acceptance Corporation, f/k/a Liberté Investors Inc., a Delaware corporation (the “Company”), was organized in April 1996 in order to effect the reorganization of Liberté Investors, a Massachusetts business trust (the “Trust”). At a special meeting of the shareholders of the Trust held on August 15, 1996, the Trust’s shareholders approved a plan of reorganization whereby the Trust contributed its assets to the Company and received all of the Company’s outstanding common stock, par value $.01 per share. The Trust then distributed to its shareholders, in redemption of all outstanding shares of beneficial interest in the Trust, the shares of the Company. The Company assumed all of the Trust’s assets and outstanding liabilities and obligations.

Since August 1996, the Company has been actively pursuing opportunities to acquire one or more operating companies in order to increase value to existing stockholders and provide a new focus and direction for the Company. The Company’s primary objective has been to seek long-term growth through an acquisition of a business rather than short-term earnings.

To that end, on April 30, 2004, the Company acquired USAuto Holdings, Inc. (“USAuto”) for consideration consisting of $76.0 million in cash, 13,250,000 shares of the Company’s common stock, and up to an additional 750,000 shares of common stock that may be issued at a later date if certain financial targets are reached. A portion of the cash consideration was raised in a stock rights offering, as discussed in Note J.

USAuto is a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. USAuto currently writes non-standard personal automobile insurance in Georgia, Tennessee, Alabama, Mississippi, Ohio and Missouri and is licensed as an insurer in 12 additional states.

Note B — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. The Company’s earnings in the fourth quarter of its fiscal year 2004 will be affected by the Company’s acquisition of USAuto, as discussed in Note J.

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

Note C — Foreclosed Real Estate Held For Sale

At March 31, 2004, the Company held foreclosed real estate for sale in the form of undeveloped land. The March 31, 2004 carrying amount of these assets was approximately $1.1 million. The foreclosed real estate for sale consists of land totaling approximately 313 acres in San Antonio, Texas and approximately 38 acres in Arlington, Texas.

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

In February 2004, the Company sold 8.1 acres of land in San Antonio, Texas to a developer for a price of $1.9 million less associated selling costs of $125,000. A gain of approximately $1.7 million was recorded as a result of this transaction.

In March 2004, the Company sold 3.8 acres of land in San Antonio, Texas to a developer for a price of $1.1 million less associated selling costs of $56,000. A gain of approximately $1.0 million was recorded as a result of this transaction.

Note D — Commitments and Contingencies

The Company’s wholly-owned subsidiary, LNC Holdings, Inc., owns approximately 38 acres of land located in Arlington, Texas which is encumbered by property tax liens totaling $1.7 million, including penalties and interest. The property has no carrying value due to the encumbrances.

On April 16, 1997, LNC Holdings, Inc. received a notice of judgment from the City of Arlington with regard to the delinquent taxes through that date. On June 28, 2002, LNC Holdings, Inc. received an additional notice of judgment from the City of Arlington with regard to the delinquent taxes from 1997 through that date. LNC Holdings, Inc. notified the City of Arlington that it would execute a deed without warranty to allow the taxing authorities to obtain title to the property. No response has yet been received. LNC Holdings, Inc. has accrued property taxes and related penalties and interest for calendar years 1996 through 2003 and the three months ended March 31, 2004 totaling approximately $420,000. The remainder of the tax lien relates to the property prior to LNC Holdings, Inc.’s ownership of the property, and is against the property in rem only. Management believes that resolution of the delinquent tax issue with the taxing authorities will not result in a material adverse impact on the consolidated financial statements.

Note E — Federal Income Taxes

Although the Company had taxable income for the three- and nine-month periods ended March 31, 2004, no tax liability was recognized due to a reduction in the valuation allowance related to its net operating loss carryforwards. Based on historical business activity, management believes it is more likely than not that the Company will not realize the benefits of the loss carryforwards.

Note F — Concentration of Credit Risk

At March 31, 2004, the Company had certain concentrations of credit risk with three financial institutions in the form of cash, which amounted to approximately $59 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

Note G — Earnings (Loss) Per Share

Statement of Financial Accounting Standard (“SFAS”) No. 128 “Earnings Per Share” (“EPS”) specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The following table presents the basic and diluted EPS data for the three- and nine-month periods ended March 31, 2004 and 2003.

	For the Three Months Ended March 31,
	2004			2003
	Net	Wtd. Avg.	Per Share	Net	Wtd. Avg.	Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS -
Net income (loss)	$2,194,975	20,589,430	$0.11	$(447,147)	20,422,764	$(0.02)

Diluted EPS -
Net income (loss)	$2,194,975	20,589,430	$0.11	$(447,147)	20,422,764	$(0.02)
Effect of dilutive securities:
Stock purchase rights	—	—	—	—	—	—
Options under Long Term Incentive Plan	—	621,652	(0.01)	—	—	—

Net income (loss)	$2,194,975	21,211,082	$0.10	$(447,147)	20,422,764	$(0.02)

Diluted weighted average shares for the three months ended March 31, 2003 excludes incremental shares from assumed conversion of stock options of 621,652 granted to employees of the Company under the Company’s 2002 Long Term Incentive Plan (the “Plan”) and available shares of 27,778 under the stock purchase rights granted to an officer of the Company due to the net loss for the period.

	For the Nine Months Ended March 31,
	2004			2003
	Net	Wtd. Avg.	Per Share	Net	Wtd. Avg.	Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS -
Net income (loss)	$2,320,340	20,589,430	$0.11	$(1,066,862)	20,417,898	$(0.05)

Diluted EPS -
Net income (loss)	$2,320,340	20,589,430	$0.11	$(1,066,862)	20,417,898	$(0.05)
Effect of dilutive securities:
Stock purchase rights	—	—	—	—	—	—
Options under Long Term Incentive Plan	—	621,652	—	—	—	—

Net income (loss)	$2,320,340	21,211,082	$0.11	$(1,066,862)	20,417,898	$(0.05)

Diluted weighted average shares for the nine months ended March 31, 2003 excludes incremental shares from assumed conversion of stock options of 583,018 granted to employees of the Company under the Plan and available shares of 26,967 under the stock purchase rights granted to an officer of the Company due to the net loss for the period.

Note H — Recent Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which is effective for fiscal years ending after December 15, 2002. SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. Effective July 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148.

Note I — Stock-based Compensation

On July 1, 2003, under the terms of the Plan, the Company’s Board of Directors granted to an employee an option to purchase 10,000 shares of common stock of the Company at an exercise price of $3.00 per share. The option expires on July 1, 2013. Twenty percent of the employee’s option shares vested and became exercisable immediately, and an additional 1 2/3% of the employee’s option shares vest and become exercisable as of the last day of each month through June 30, 2007. The fair value of the option at the grant date was approximately $35,000. For the nine months ended March 31, 2004, the Company recorded $12,250 in compensation expense related to the option.

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

	For the Nine Months Ended		For the Three Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income (loss), as reported	$2,320,340	$(1,066,862)	$2,194,975	$(447,147)
Add: Stock-based employee compensation expenses included in reported net income (loss)	290,462	252,796	94,314	93,085
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(723,235)	(675,319)	(241,078)	(241,078)

Pro forma net income (loss)	$1,887,567	$(1,489,385)	$2,048,211	$(595,140)

Net income (loss) per share:
Basic — as reported	$0.11	$(0.05)	$0.11	$(0.02)

Diluted- as reported	$0.11	$(0.05)	$0.10	$(0.02)

Basic and diluted — pro forma	$0.09	$(0.07)	$0.10	$(0.03)

Note J — Subsequent Event

On April 30, 2004, the Company consummated an agreement dated December 15, 2003 to acquire USAuto Holdings, Inc. for consideration consisting of $76.0 million in cash, 13,250,000 shares of the Company’s common stock that were issued at closing and up to an additional 750,000 shares that may be issued at a later date if certain financial targets are reached. The USAuto acquisition will be accounted for using the purchase method of accounting as required by SFAS 141, "Business Combinations," and, accordingly, the results of operations of USAuto will be included in the Company's consolidated financial statements from the date of acquisition. The Company raised a part of the cash portion of the consideration to fund the acquisition by offering the Company’s stockholders the opportunity to purchase shares of common stock through a stock rights offering at $4.00 per share, which expired April 29, 2004, and raised approximately $50 million. In order to guarantee that the Company would be able to raise the entire amount of the offering, Gerald J. Ford, the Company’s Chairman of the Board of Directors, agreed to backstop the rights offering by purchasing, at the subscription price, the shares of the stock that were not purchased by other stockholders.

At a special meeting of the Company’s stockholders on April 30, 2004, the Company’s stockholders approved, among other things, the following items:

•	the issuance of 13,250,000 shares of common stock to certain of the previous owners of USAuto as partial consideration for the acquisition of USAuto, plus up to an additional 750,000 shares that may be issued at a later date if certain financial targets are reached;

•	the issuance and sale of up to 5,711,271 shares of common stock to Hunter’s Glen/Ford and certain other affiliates of Gerald J. Ford, in the rights offering, and up to 6,848,281 shares to Hunter’s Glen/Ford under the backstop arrangement;

•	the approval of the Company’s amended and restated certificate of incorporation, which, among other things, changed the Company’s name to First Acceptance Corporation, increased the number of the Company’s authorized shares of common stock, and requires a supermajority vote to amend the number of directors which constitute the entire Board of Directors; and

•	the approval of an amendment to the Company’s 2002 Long Term Incentive Plan which increased the number of shares of common stock reserved for issuance under the plan.

On April 30, 2004, after the stockholder participation in the rights offering, which expired April 29, 2004, rights to purchase 563,728 shares of the Company’s common stock remained unexercised. Hunter’s Glen/Ford, Ltd. purchased the 563,728 shares at $4 per share pursuant to the backstop agreement dated December 15, 2003 between Hunter’s Glen/Ford, Ltd. and the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

First Acceptance Corporation, f/k/a Liberté Investors Inc. is a Delaware corporation that was organized in April 1996 in order to effect the reorganization of our predecessor, Liberté Investors Trust, a Massachusetts business trust. Since August 1996, the Company has been actively pursuing opportunities to acquire one or more operating companies in order to increase value to existing stockholders and provide a new focus and direction for the Company. The Company’s primary objective has been to seek long-term growth through an acquisition of a business rather than short-term earnings.

To that end, on April 30, 2004, the Company acquired USAuto Holdings, Inc. (“USAuto”). USAuto is a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. USAuto currently writes non-standard personal automobile insurance in Georgia, Tennessee, Alabama, Mississippi, Ohio and Missouri and is licensed as an insurer in 12 additional states.

As a result of the acquisition of USAuto, during the Company’s fourth fiscal quarter, the Company expects to reverse a significant portion of the valuation allowance on its deferred tax asset to reflect the amount of tax benefits that the Company believes that is more likely than not that the Company will realize.

Nine Months Ended March 31, 2004 versus Nine Months Ended March 31, 2003

Net income for the nine months ended March 31, 2004, was $2.3 million compared to a net loss of $1.1 million for the same period in 2003. The change in operating results for the nine months was due to various factors discussed below.

Interest income related to interest-bearing deposits in banks decreased to $620,000 for the nine months ended March 31, 2004 from $837,000 for the same period in 2003. This decrease is due to substantially lower interest rates on the Company’s interest-bearing deposits during the nine months ended March 31, 2004 versus the nine months ended March 31, 2003.

Gain on the sale of foreclosed real estate was $4.1 million for the nine months ended March 31, 2004 as compared to $233,000 for the nine months ended March 31, 2003. The gain on sale of real estate represents proceeds received from the sale of foreclosed real estate in excess of carrying value. The gain recognized for the nine months ended March 31, 2004 was from the sale of 3.8 acres in San Antonio, Texas and the gain recognized for the nine months ended March 31, 2003 was from the sale of 58.6 acres in San Antonio, Texas.

Insurance expense was $133,000 for the nine months ended March 31, 2004 as compared to $107,000 for the nine months ended March 31, 2003. The increase reflects higher premiums on the insurance policies carried by the Company, primarily on the insurance policy covering directors and officers.

Legal, audit and advisory fees were $490,000 for the nine months ended March 31, 2004 as compared to $329,000 for the nine months ended March 31, 2003. The increase is primarily due to additional accounting due diligence expense on various acquisition candidates.

Foreclosed real estate expenses increased from $158,000 during the nine months ended March 31, 2003 to $198,000 for the same period in 2004. The higher expense in 2004 was primarily due to additional platting and survey expenses.

There was a loss on the write-down of foreclosed real estate of $142,000 for the nine months ended March 31, 2003. The Company recorded a write-down on the book values of certain parcels of land in San Antonio, Texas to adjust for decreased market values on the properties due to a softening of the local real estate market. No losses on write-downs of real estate were recognized in the same period in 2004.

General and administrative expense increased from $316,000 during the nine months ended March 31, 2003 to $466,000 for the same period in 2004. The increase was primarily due to increased expenses associated with travel for due diligence on various acquisition candidates and additional rent expense for the Chicago office for the nine months ended March 31, 2004.

Three Months Ended March 31, 2004 versus Three Months Ended March 31, 2003

Net income for the three months ended March 31, 2004 was $2.2 million compared to a net loss of $447,000 for the same period in 2003. The change in operating results for the three months was due to various factors discussed below.

Insurance expense was $44,000 for the three months ended March 31, 2004 as compared to $36,000 for the three months ended March 31, 2003. The increase reflects higher premiums on the insurance policies carried by the Company, primarily on the insurance policy covering directors and officers.

Legal, audit and advisory fees were $68,000 for the three months ended March 31, 2004 as compared to $123,000 for the three months ended March 31, 2003. Legal expenses were higher for the three months ended March 31, 2003 primarily due to the legal fees associated with the drafting of documents for the registration of stock and for option grants under the Company’s 2002 Long Term Incentive Plan, and the implementation and compliance with certain regulations under the Sarbanes-Oxley Act of 2002.

Foreclosed real estate operations increased from $43,000 during the three months ended March 31, 2003 to $72,000 for the same period in 2004. The higher expense in 2004 was primarily due to additional platting and survey expenses.

General and administrative expense increased from $133,000 during the three months ended March 31, 2003 to $154,000 for the same period in 2004. The increase was primarily due to additional rent expense for the Chicago office for the three months ended March 31, 2004.

Liquidity and Capital Resources

The Company's historical funding requirements have been operating expenses, including legal, audit, and consulting expenses incurred in connection with evaluation of potential acquisition candidates and other strategic opportunities. The Company's historical primary sources of funding for operating expenses have been proceeds from the sale of foreclosed real estate, interest income on cash and cash equivalents, and cash on hand.

Operating activities for the nine months ended March 31, 2004 used $2.5 million of cash compared to $834,000 used in the same period in 2003. In each of the periods, cash was used for operating expenses, partially offset by interest income on cash and by gains from the sales of foreclosed real estate. In 2004, cash was also used for accounting and legal costs related to the acquisition of USAuto.

Net cash provided by investing activities for the nine months ended March 31, 2004 was $4.5 million compared to $624,000 provided in the same period in 2003. In each of the periods, cash was provided primarily by sales of foreclosed real estate.

Net cash provided by financing activities for the nine months ended March 31, 2003 was $500,000 due to the sale of 166,667 shares of the Company's common stock to Donald J. Edwards, in accordance with the terms and conditions of Section 4(h) of Mr. Edwards' employment agreement with the Company dated as of July 1, 2002. There were no cash flows from financing activities in the nine months ended March 31, 2004.

The acquisition of USAuto required cash of $76.0 million, which came from cash on hand, as well as a portion of the $50.2 million received from the rights offering. After severance payments of $1.9 million and remaining transaction costs of $300,000, the Company had $26.8 million available in cash and cash equivalents at April 30, 2004 outside of the insurance company subsidiaries.

Following the USAuto acquisition, the Company's liquidity and capital resources will be more reflective of those presented by USAuto as a fully integrated retailer, servicer, and underwriter of non-standard personal automobile insurance.

USAuto is organized as a holding company system with all of its operations being conducted by its insurance company and managing general agency ("MGA") subsidiaries. Accordingly, the holding company only receives cash through loans from financial institutions, the sale of common stock, and dividends from subsidiaries. While there are no restrictions on the amount of dividends that may be paid from the MGA subsidiaries other than typical state corporation law requirements to avoid insolvency, state insurance laws limit the amount of dividends that may be paid from the insurance company subsidiaries. These limitations relate to policyholders' surplus and earnings. In addition, the National Association of Insurance Commissioners Model Act for risk-based capital ("RBC") provides formulas to determine the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. A low RBC ratio would prevent an insurance company from paying dividends.

The insurance company subsidiaries' primary sources of funds are premiums and fee income received, ceding commissions from reinsurers, and to a lesser extent, investment income. Funds are used to pay claims, reinsurance premiums, operating expenses and income taxes, as well as to purchase investments. The MGA subsidiaries' primary source of funds is commissions and fee income. Funds are used to pay operating expenses as well as dividends to the holding company necessary for interest and principal repayments under the terms of the indebtedness for borrowed money.

Statutory guidelines suggest that the insurance company subsidiaries should not exceed a ratio of net premiums written to policyholders' surplus of 3 to 1. The Company believes that USAuto's insurance company subsidiaries will have sufficient financial resources available to support its net premium writings in both the short-term and reasonable foreseeable future. USAuto currently uses quota-share reinsurance to help maintain compliance with this ratio and may or may not continue to use such reinsurance in the future.

Forward-Looking Information

This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties, including those described under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2004 as well as other unknown risks and uncertainties, some of which are beyond the Company's control. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved. T he Company undertakes no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2004, the Company had no exposure to interest rate risks nor did it have any foreign currency risk or derivative instruments.

Following its acquisition of USAuto, the Company has an exposure to interest rate risk relating to its fixed maturity investments. Changes in market interest rates directly impact the market value of the fixed maturity securities. Some fixed income securities have call or prepayment options. This subjects the Company to reinvestment risk as issuers may call their securities, which would cause the Company to reinvest the proceeds at lower interest rates. Exposure to interest rate risks is managed by adhering to specific guidelines in connection with the investment portfolio. the Company exclusively invests in municipal bonds that have been rated "A" or better by Standard & Poors. the Company also utilizes the services of a professional fixed income investment manager.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2004. Based on that evaluation, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiary required to be disclosed in the reports the Company files under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in the Company's internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

2.1	Plan of Reorganization dated as of April 1, 1996, between the Trust and the Company (incorporated by reference to Exhibit 2.1 of Registration Statement No. 333-07439 on Form S-4, filed by the Company, which the Securities and Exchange Commission declared effective on July 3, 1996 (the “Registration Statement”)).

2.2	Stock Purchase Agreement dated as of January 16, 1996, between the Trust and Hunter’s Glen/Ford, Ltd. (the “Purchaser”) (incorporated by reference to Exhibit 4.1 of the Trust’s Current Report on Form 8-K filed with the Commission on January 24, 1996), as amended by the Amendment to the Stock Purchase Agreement, dated as of February 27, 1996, and the Second Amendment to the Stock Purchase Agreement, dated as of March 28, 1996 (incorporated by reference to Exhibit 2.1 of the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

2.3	Agreement and Plan of Merger by and among Liberté Investors Inc., USAH Merger Sub, Inc., USAuto Holdings, Inc. and the Stockholders of USAuto Holdings, Inc., dated as of December 15, 2003 (incorporated by reference to Exhibit 2.1 of Registration Statement No. 333-111161 on Form S-1, filed by the Company).

3.1	Restated Certificate of Incorporation of First Acceptance Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K dated May 3, 2004).

3.2	Bylaws of First Acceptance Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Report on Form 8-K dated May 3, 2004).

4.1	Form of Registration Rights Agreement dated August 16, 1996, between the Company and the Purchaser (incorporated by reference to Exhibit 4.1 of the Registration Statement).

4.2	Form of Agreement Clarifying Registration Rights dated August 16, 1996, between the Company, the Purchaser, the Enloe Descendants’ Trust, and Robert Ted Enloe, III (incorporated by reference to Exhibit 4.3 of the Registration Statement).

4.3	Registration Rights Agreement dated as of July 1, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K dated July 11, 2002).

10.1	Form of Indemnification Agreement for the Company’s directors and officers and schedule of substantially identical documents (incorporated by reference to Exhibit 10.2 of the Registration Statement).

10.2	Retirement Plan for Trustees of the Trust, dated October 11, 1988 (incorporated by reference to Exhibit 10.23 of the Trust’s Annual Report on Form 10-K for the year ended June 30, 1993).

10.3	Employment Agreement dated as of July 1, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K dated July 11, 2002).

10.4	Liberté Investors Inc. 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K dated July 11, 2002).

10.5	Nonqualified Stock Option Agreement dated as of July 9, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K dated July 11, 2002).

10.6	Indemnification Agreement dated as of July 1, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K dated July 11, 2002).

10.7	Stock Purchase Agreement dated as of July 9, 2002, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-8 dated December 26, 2002).

10.8	Stock Purchase Agreement dated as of June 30, 2003, by and between Liberté Investors Inc. and Donald J. Edwards (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K dated September 26, 2003).

10.9	Backstop Agreement dated as of December 15, 2003, by and between Liberté Investors Inc. and Hunter’s Glen/Ford, Ltd. (incorporated by reference to Exhibit 10.12 of Registration Statement No. 333-111161 on Form S-1, filed by the Company).

10.10	Voting Agreement dated as of December 15, 2003, by and among Liberté Investors Inc., USAuto Holdings, Inc., Hunter’s Glen/Ford, Ltd. and Turtle Creek Trust (incorporated by reference to Exhibit 10.20 of Registration Statement No. 333-111161 on Form S-1, filed by the Company).

10.11	Advisory Services Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Edwards Capital LLC (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K dated May 3, 2004).

10.12	Separation Agreement dated as of April 30, 2004, by and between First Acceptance Corporation and Donald J. Edwards (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K dated May 3, 2004).

10.13	Employment Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K dated May 3, 2004).

10.14	Employment Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K dated May 3, 2004).

10.15	Nonqualified Stock Option Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 10.5 of the Company’s Report on Form 8-K dated May 3, 2004).

10.16	Nonqualified Stock Option Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 8-K dated May 3, 2004).

10.17	Registration Rights Agreement, dated as of April 30, 2004, by and among First Acceptance Corporation, Stephen J. Harrison and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.7 of the Company’s Report on Form 8-K dated May 3, 2004).

31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION, F/K/A LIBERTÉ INVESTORS INC.
May 14, 2004	By:	/s/ STEPHEN J. HARRISON
Stephen J. Harrison
Chief Executive Officer

May 14, 2004	By:	/s/ CHARLES D. HAMILTON, JR.
Charles D. Hamilton, Jr.
Chief Financial Officer