Form 10-K
period 2004-06-30
FIRST ACCEPTANCE CORP /DE/
filed 2004-09-28
CIK 1017907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 1-6802

FIRST ACCEPTANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	75-1328153 (I.R.S. Employer Identification No.)

3813 Green Hills Village Drive, Nashville, Tennessee (Address of Principal Executive Offices)	37215 (Zip Code)

(615) 844-2800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of exchange on which registered

Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on December 31, 2003 was $66,469,241. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are the affiliates of the registrant.

     As of September 22, 2004, there were 46,681,438 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     All of the information called for by Part III of this report is incorporated by reference to the Proxy Statement for our 2004 Annual Meeting of Shareholders, which will be held on October 28, 2004.

FIRST ACCEPTANCE CORPORATION

FIRST ACCEPTANCE CORPORATION

PART I

Item 1. Business

General

          First Acceptance Corporation (the “Company,” “we” or “us”) is a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. We currently write non-standard personal automobile insurance in seven states: Georgia, Tennessee, Alabama, Mississippi, Ohio, Missouri and Indiana. We are licensed as an insurer in 16 additional states. Non-standard personal automobile insurance is made available to individuals who are categorized as “non-standard” because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type, and in most instances who are required by law to buy a minimum amount of automobile insurance. As of September 1, 2004, we own and operate 146 retail locations, staffed by employee-agents. Our employee-agents exclusively sell insurance products either underwritten or serviced by us.

Acquisition of USAuto

          Our company was formed in April 1996 to effect the reorganization of our predecessor, Liberté Investors, Inc., a Massachusetts business trust (the “Trust”). Since August 1996, we have actively pursued opportunities to acquire one or more operating companies in order to increase value to our stockholders and provide us with a new focus and direction. On April 30, 2004, we acquired USAuto Holdings, Inc. (“USAuto”), a retailer, servicer and underwriter of non-standard personal automobile insurance, which was formed in October 1995. Prior to the acquisition of USAuto, we owned foreclosed real estate for sale in the form of undeveloped land (classified as non-earning). We still own land with a book value of $1.1 million totaling approximately 310 acres in San Antonio, Texas. We intend to continue to hold this land for sale.

          We acquired USAuto for consideration consisting of $76.0 million in cash, 13,250,000 shares of our common stock, and up to an additional 750,000 shares of our common stock that may be issued at a later date if certain financial targets are achieved. We raised $50.2 million in gross proceeds from the cash portion of the consideration for the acquisition by selling 12,559,552 shares of our common stock to our stockholders at $4.00 per share in a rights offering. In connection with the completion of the acquisition of USAuto, we changed our name from Liberté Investors, Inc. to First Acceptance Corporation and moved our principal executive offices from Dallas, Texas to Nashville, Tennessee. Following completion of the USAuto acquisition, Stephen J. Harrison, the president and chief executive officer of USAuto, became the president and chief executive officer of the company.

Our Business Strategy

          USAuto has achieved growth as a provider of non-standard personal automobile insurance by adhering to a focused business model and disciplined execution of an efficient operating strategy. Our business model for our insurance operations includes the following core strategies:

•	Integrated System. In order to meet the preference of our customers for convenient, personal service, we have integrated the retail distribution, underwriting and service functions of personal automobile insurance into one system. By doing so, we are able to provide prompt and personal service to meet effectively the insurance needs of our customers while capturing revenue that would otherwise be shared with several participants under a traditional, non-integrated insurance business model. Our integrated model is supported by both a point of sale agency and back office control systems.

•	Extensive Office Network. We emphasize the use of employee-agents as the cornerstone of our customer relationship. We have based our business strategy partially on the belief that our customers value face-to-face contact, speed of service and convenient locations. Consequently, we train our employee-agents to cultivate client relationships and utilize real-time service and information enabled by access to our intranet system. We own and operate 146 retail sales offices staffed with our employee-agents and strategically located in geographic markets to reach and service our customers.

•	Favorable Customer Payment Plans. We enable customers to initiate insurance coverage with a modest down payment that is equal to one month’s premium payment. We have designed our product based on this modest initial payment and believe that this favorable payment plan is a major factor in our success in meeting a market demand for low monthly insurance payments.

•	Strong Sales and Marketing. We build brand recognition and generate valuable sales leads through extensive use of television advertising, Yellow Pages® and a broad network of neighborhood sales offices.

•	Efficient Technology Systems. Our information technology employees have developed technology systems that enable timely and efficient communication and data sharing among the various segments of our integrated operations. All of our neighborhood sales office computers transmit information directly to our central processing computer where policy information, customer profiles, risk assessment and underwriting criteria are entered into our database.

Our Business Model

          We believe that USAuto’s success is largely due to its ability to identify and satisfy the needs of its target customers and to eliminate many of the inefficiencies associated with a traditional automobile insurance model. Our senior executives have developed the business model by drawing on significant experience in the auto insurance industry. We are a vertically integrated business that acts as the agency, servicer and underwriter of non-standard personal automobile insurance. We own two insurance company subsidiaries: USAuto Insurance Company, Inc. and Village Auto Insurance Company, Inc. Our 146 company-owned and -operated retail locations in seven states are staffed by employee-agents who are connected to our intranet and exclusively sell insurance products either underwritten or serviced by us.

          Our vertical integration, combined with our conveniently located retail locations, enables us to control the point of sale and to retain significant revenue that would otherwise be lost in a traditional, non-integrated insurance business model. We generate additional revenue by fully servicing our book of business, which often allows us to collect policy, billing and other fees.

          Our strategy is to offer customers automobile insurance with low down payments in each individual marketplace, competitive equal monthly payments, convenient locations and a high level of personal contact. This strategy makes it easier for our customers to obtain automobile insurance, which in many instances is legally mandated. In addition, we accept customers for our insurance who have previously terminated coverage provided by us without imposing any additional or onerous requirements on such customers. Our estimated policy renewal rate is approximately 30%, which is lower than the average renewal rate of standard personal automobile insurance providers. We are able to calculate and accept a low down payment because all business is processed immediately through on-line access to our systems. Our model and systems processing allows us to write efficiently and, when necessary, cancel insurance while minimizing potential for credit loss and adhering to regulatory cancellation notice requirements.

          In addition to a low down payment and competitive monthly rates, we offer customers valuable face-to-face contact and speed of service. Many of our customers prefer not to conduct business via the internet or over the telephone. Approximately 85% of our customers choose to make their payments at our offices. For these consumers, our employee-agents are not only the face of our company, but also the preferred interface for buying insurance.

          Our ability to process business quickly and accurately gives us an advantage over more traditional insurance companies that produce business using independent agents. Our policies are issued at the point of sale, and applications are processed within two business days, as opposed to the two or more weeks that is often typical in the auto insurance industry. The traditional automobile insurance model typically involves interaction and paperwork exchange between the insurance company, independent agent and premium finance provider. This complicated interaction presents numerous opportunities for miscommunication, delays or lost information.

Accordingly, we believe that our competitors who rely on the traditional model based upon independent agents cannot match our degree of efficiency in serving our targeted customer base.

          Another distinct advantage of our model over the traditional independent agency approach is the fact that our employee-agents offer a single non-standard insurance product as opposed to many products from many insurance companies. The typical independent agent selling non-standard personal automobile insurance generally has multiple non-standard insurance companies and premium finance sources from which to quote based on agent commission, price and other factors. This means that the insurance companies using the independent agent model must compete to provide the most attractive agent commissions and absolute lowest prices to encourage the independent agent to sell their product. Our employee-agents, on the other hand, sell our products exclusively. Therefore, we do not have to compete for the attention of those distributing our product on the basis of agent commissions, price or other factors.

Personal Automobile Insurance Market

          Personal automobile insurance is the largest line of property and casualty insurance in the United States. According to A.M. Best, as of December 31, 2003, the size of the non-standard automobile market segment in the United States was approximately $34 billion, representing approximately 22% of the total personal automobile insurance market. According to the Federal Highway Administration, using the latest available statistics as of the end of 2001, the total number of registered motor vehicles was approximately 235.3 million. Personal automobile insurance provides drivers with coverage for liability to others for bodily injury and property damage and for physical damage to the driver’s vehicle from collision and other perils. All but two states require drivers to buy a minimum amount of bodily injury and property damage insurance.

          Within the personal automobile insurance market, drivers can choose from various insurance products distinguished by such factors as the amount of coverage offered and the method of payment. The cost and availability of each product depend on the insurance risk profile of the driver, taking into account such factors as the driver’s driving history, age, gender, location and type of vehicle.

          The market for personal automobile insurance is generally divided into three product segments: non-standard, standard and preferred insurance. Non-standard personal automobile insurance is designed to be attractive to drivers who prefer to purchase only the minimum amount of coverage required by law or to minimize the amount of required payment each payment period. The main customers in the non-standard personal automobile insurance segment are drivers who are unable or do not wish to secure insurance with standard insurance companies, due to costs, convenience or risk profile.

Our Products

          Our core business involves issuing automobile insurance policies to individuals who are categorized as “non-standard,” based primarily on their inability or unwillingness to obtain coverage from standard carriers due to various factors, including their need for monthly payment plans, failure to maintain continuous insurance coverage or driving record. We believe that a majority of our customers seeks non-standard insurance due to their failure to maintain continuous coverage or their need for affordable monthly payments, rather than for poor driving records.

          The minimum automobile insurance limits per individual, per accident for bodily injury and per accident for property damage are $25,000, $50,000 and $25,000 in Georgia; $20,000, $40,000 and $10,000 in Alabama; and $25,000, $50,000 and $10,000 in Tennessee. Comprehensive and collision policies are underwritten for the actual cash value of the insured’s automobile less a deductible.

          The average six-month premium on our policies currently in force is $744. We allow customers to pay for their insurance with an initial down payment and five equal monthly installments, which typically include a billing fee and a policy fee. We believe that our target customers greatly prefer lower down payments and level monthly payments over the payment options traditionally offered by other non-standard providers. Because our proprietary technology enables us to control all aspects of servicing our insurance policies, we can generally cancel the policy of a customer who neglects to make a payment, while remaining within the regulatory cancellation guidelines.

          A single “Product Template” serves as a basis for our rates, rules and forms. Product uniformity greatly simplifies our business in providing speed to market when entering a new state, modifying an existing program or introducing a new one. In addition, our underwriters and claims adjusters only need to be trained in one basic set of underwriting guidelines and one basic auto policy, respectively, and programming and systems maintenance is simplified.

          In addition to non-standard personal automobile insurance, we also offer our customers optional products and policies which provide ancillary reimbursements and benefits in the event of an automobile accident. Those products and policies generally provide reimbursements for medical expenses and hospital rooms as a result of injuries sustained in an automobile accident, automobile towing and rental reimbursement, reimbursement of bail bond premiums and ambulance services.

Our Growth Strategy

          USAuto has experienced significant growth since its inception in 1995 in both total revenues and net income. We intend to continue such growth primarily through two strategies:

•	Increase the Number of Customers in Existing Geographic Markets. We will work to continue to increase the number of customers through expanded advertising campaigns and the opening of new retail sales offices in those states where we currently do business.

•	Expand into New Geographic Markets. We currently operate in seven states and are licensed as an insurer in an additional 16 states. We may also expand into those states where we currently have no presence through the opening of sales offices and through selective acquisitions of local agencies who write non-standard automobile insurance for other insurance companies.

Competition

          The non-standard personal automobile insurance business is highly competitive. Based upon data compiled from A.M. Best, we believe that, as of December 31, 2003, ten insurance groups accounted for about 70% of the approximately $34 billion non-standard personal automobile insurance market segment. We are not a member of these groups. We believe that our primary insurance company competition comes not only from national companies or their subsidiaries but also from non-standard insurers and independent agents that operate in a specific region or state. We compete against independent agencies that market insurance on behalf of a number of insurers by selling insurance policies through their own neighborhood sales offices staffed by their own employee-agents. We compete with these other insurers on factors such as initial down payment, availability of monthly payment plans, price, customer service and claims service. Allstate Insurance Company, Progressive Corporation and Direct General Corporation are all significant providers of non-standard personal automobile insurance in Alabama (excepting Direct General Corporation), Georgia and Tennessee and constitute our largest competitors.

Marketing and Distribution

          Our marketing strategy is based on promoting brand recognition of our product and encouraging prospective customers to visit one of our 146 retail locations. Our advertising strategy combines low-cost television advertising with local print media advertising, such as the Yellow Pages®.

          Our product is distributed through our retail sales office. We believe that the local office concept is very attractive to most of our customers, as they desire face-to-face assistance that they cannot receive via the internet or over the telephone. Accordingly, all advertisements promote local phone numbers that are answered at either the local retail office or at our Nashville customer service center. Quotes are provided over the telephone highlighting the low down payment and monthly payments, and prospective customers are directed to the nearest local retail office to complete an application. The entire sales process can be completed at the local retail office where the down payment is collected and a policy issued. Future payments can be made either at the local office or mailed to our Nashville customer service center.

          Approximately 92% of our revenue is derived from retail locations owned and operated by us. However, in select geographic areas in Tennessee, business is produced for us by four independently-owned insurance agencies. Although these agencies operate under their own name and transact other insurance business, they are contracted to write all of their non-standard automobile business through us and in return are given access to our intranet and systems so that they function much like our own retail locations.

Underwriting and Pricing

          Our underwriting and rating systems are fully automated, including on-line driving records, where available. We believe that our automated underwriting and pricing controls provide a significant competitive advantage to us because these controls give us the ability to capture relevant pricing information, improve efficiencies, increase the accuracy and consistency of underwriting decisions and reduce training costs. Our controls can be changed easily on a state-by-state basis to reflect new rates and underwriting guidelines necessary to compete effectively in our markets.

          We set premium rates based on the specific type of vehicle, garage location and the driver’s age, gender, marital status, driving experience and location. We seek to remain competitive and to maintain adequate rates to attract responsible drivers in the non-standard market. We review loss trends in every state to identify changes in the frequency and severity of accidents and to assess the adequacy of our rates and underwriting standards. We are committed to maintaining discipline in our pricing by adjusting rates, as necessary and permitted by applicable regulatory authorities, in order to maintain or improve underwriting profit margins in each market.

Claims Handling

          Non-standard personal automobile insurance customers generally have a higher frequency of claims than preferred and standard insurance customers. We believe that one of the keys to our success is our focus on controlling the claims process and costs, thereby limiting losses. By managing the entire claims process in house, we can quickly assess claims, identify loss trends early and manage against fraud. We also can capture information that is useful in establishing loss reserves and determining premium rates. We believe that our claims process is designed to promote expedient, fair and consistent claims handling, while controlling loss adjustment expenses.

          As of September 1, 2004, our claims operation had a staff of 121 employees, including adjusters, appraisers, re-inspectors, special investigators and claims administrative personnel. We conduct our claims operations out of our Nashville office. Our employees handle all claims from the initial report of the claim until the final settlement. We believe that our employment of salaried claims personnel, including appraisers and adjusters, and our control of the entire claims process result in improved customer service, lower loss payments and lower loss adjustment expenses. In territories where we do not believe a staff appraiser would be cost-effective, we utilize the services of independent appraisers to inspect physical damage to automobiles. The work of independent appraisers is supervised by regional staff appraisal managers.

          While we are strongly committed to settling promptly and fairly the meritorious claims of our customers and claimants, we are equally committed to defending against non-meritorious claims. Litigated claims and lawsuits are primarily managed by one of our specially trained litigation adjusters. Suspicious claims are referred to a special investigation unit.

          When a dispute arises, we seek to minimize our claims litigation defense costs by attempting to negotiate flat-fee representation with outside counsel specializing in automobile insurance claim defense. We believe that our efforts to obtain high quality claims defense litigation services at a fixed or carefully controlled cost have helped us control claims losses and expenses.

Loss and Loss Adjustment Expense Reserves

          Automobile accidents generally result in insurance companies paying amounts to individuals or companies to compensate for physical damage to an automobile or other property and/or an injury to a person. Months and sometimes years may elapse between the occurrence of an accident, report of the accident to the insurer and payment of the claim. Insurers record a liability for estimates of losses that will be paid for accidents reported to it, which are referred to herein as case reserves. In addition, because accidents are not always reported promptly upon the occurrence, insurers estimate their incurred but not reported, or “IBNR,” reserves.

          We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies underwritten by our insurance company subsidiaries. Each of our insurance company subsidiaries establishes a reserve for all unpaid losses, including case and IBNR reserves and estimates for the cost to settle the claims. We rely primarily on historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience. We also give consideration to various factors, such as inflation, historical claims, settlement patterns, legislative activity and litigation trends. We continually monitor these estimates and, if necessary, increase or decrease the level of our reserves as experience develops or new information becomes known.

          We believe that the liabilities that we have recorded for unpaid losses and loss adjustment expenses are adequate to cover the final net cost of losses and loss adjustment expenses incurred to date. We periodically review our methods of establishing case and IBNR reserves and update, if necessary, our estimates. Our actuarial staff performs quarterly comprehensive reviews of reserves and loss trends.

          Since our actual financial results for the year ended June 30, 2004 only reflect two months of insurance operations, the disclosures regarding loss and loss adjustment expense development have not been presented. However, we believe that for the two months ended June 30, 2004, there was no change in our estimate of unpaid loss and loss adjustment expense reserves for losses and loss adjustment expenses incurred prior to the April 30, 2004 acquisition date of USAuto. A reconciliation of our reserve for unpaid loss and loss adjustment expenses is presented in note 10 to the consolidated financial statements.

Reinsurance

          Reinsurance refers to an arrangement in which a company called a reinsurer agrees in a contract, often referred to as a treaty, to assume specified risks written by an insurance company, known as a ceding company, by paying the insurance company all or a portion of the insurance company’s losses arising under specified classes of insurance policies. Insurance companies like us can use reinsurance to reduce their exposures, to increase their underwriting capacity and to manage their capital more efficiently. Historically, USAuto has relied on quota share reinsurance to maintain its exposure to loss at or below a level that is within the capacity of its capital resources to handle. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business (for example, 50% of all losses arising from non-standard personal automobile insurance written in a particular state in a particular year) in exchange for a corresponding percentage of premium, less a ceding commission as compensation for underwriting costs incurred by the ceding company.

          Historically, USAuto has ceded a portion of its non-standard personal automobile insurance premiums and losses to unaffiliated reinsurers in accordance with these contracts. As of June 30, 2004, we had in place a quota share treaty whereby we ceded approximately 50% of the premiums written by the insurance company subsidiaries. In addition, we maintained excess-of-loss reinsurance coverage that provides coverage for certain catastrophic events. However, as a result of available liquidity to increase the statutory capital and surplus of the insurance company subsidiaries, effective September 1, 2004, we have non-renewed the quota-share reinsurance treaty.

          Our insurance company subsidiaries are not licensed in the state of Alabama. Therefore, through quota-share reinsurance, we currently assume 50% of the premiums our managing general agency subsidiary writes there on behalf of two other insurance companies. This arrangement will continue until such time as we obtain an Alabama license for one of our insurance company subsidiaries.

          On June 30, 2004, our reinsurance recoverables totaled $12.3 million, which consisted entirely of unpaid losses.

Technology

          The effectiveness of our business model depends in part on the effectiveness of our internally-developed technology system that supports our operations. Our technology systems enable timely and efficient communication and data-sharing among the various segments of our integrated operations, including our neighborhood sales offices, insurance underwriters and claims processors. We believe that this sharing capability provides us with a competitive advantage over many of our competitors, who must communicate with unaffiliated premium finance companies and with a large number of independent agents, many of whom use different record keeping and computer systems that may not be fully compatible with the insurance company’s systems.

          Sales Office Automation. We have emphasized standardization and integration of the technology systems among our subsidiaries to facilitate the automated capture of information at the earliest point in the sales cycle. All of our neighborhood sales office computers transmit information directly to our central processing computer where policy information is added to our systems with little additional handling. Our sales offices also have immediate on-line access to current information on policies by a common computer interface or through a distributed database downloaded from our central processing computer.

          We have taken steps to enhance the current sales office system and back office integration. Systems currently in place include features enabling neighborhood sales offices to process new business, renewals and endorsements and issue policies, declaration pages and identification cards.

          Payment Processing. Most of our customers visit our sales offices at least monthly to make a payment on their policies. System generated receipts are required for all payments collected in our sales offices. Our sales offices generate balancing reports at the end of each day, prepare bank deposit documents and transmit electronically all payment records to our Nashville office. Typically, payments are automatically applied to the applicable policies during the night following their collection in our sales offices. This results in fewer notices of intent to cancel being generated and fewer policies being cancelled that must be reinstated if a customer’s late payment is processed after cancellation. We believe that our payment processing methods reduce mailing costs and limit premature policy cancellations.

Ratings

          A.M. Best, which rates insurance companies based on factors of concern to policyholders, has rated our property and casualty insurance company subsidiaries NR-2 (Insufficient Size or Operating Experience). This rating is assigned to companies that do not meet A.M. Best’s minimum size and/or operating experience requirements. Although USAuto has operated as an insurance company since 1995 and exceeds the minimum requirement for policyholders’ surplus, we believe that we have received the NR-2 rating as a result of the rapid growth within our insurance company subsidiaries, which has likely resulted in insufficient operating experience for A.M. Best to adequately evaluate our financial performance.

          On August 13, 2004, our financial management met with A.M. Best to discuss obtaining a rating this year. It is likely that during or shortly after October, 2004, our insurance company subsidiaries will receive a rating from A.M. Best.

Regulatory Environment

          Insurance Regulation Generally. We and our insurance company subsidiaries are regulated by governmental agencies in the states in which we conduct business and by various federal statutes and regulations. These state regulations vary by jurisdiction but, among other matters, usually involve:

•	regulating premium rates and forms;

•	setting minimum solvency standards;

•	setting capital and surplus requirements;

•	licensing companies, agents and, in some states, adjusters;

•	setting requirements for and limiting the types and amounts of investments;

•	establishing requirements for the filing of annual statements and other financial reports;

•	conducting periodic statutory examinations of the affairs of insurance companies;

•	requiring prior approval of changes in control and of certain transactions with affiliates;

•	limiting the amount of dividends that may be paid without prior regulatory approval; and

•	setting standards for advertising and other market conduct activities.

          Required Licensing. We and our subsidiaries operate under licenses issued by various state insurance authorities. Such licenses may be of perpetual duration or renewable periodically, provided we continue to meet applicable regulatory requirements. The licenses govern, among other things, the types of insurance coverages, agency and claims services and motor club products that may be offered in the licensing state. Such licenses are typically issued only after the filing of an appropriate application and the satisfaction of prescribed criteria. All licenses that are material to our business are in good standing. Currently, we hold property and liability insurance licenses in the following 22 states: Arizona, Arkansas, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah and West Virginia.

          In addition, as required by our current operations, we hold a managing general agency license in Alabama and motor club licenses in Alabama, Mississippi and Tennessee. We must apply for and obtain the appropriate new licenses before we can implement any plan to expand into a new state or offer a new line of insurance or other new product that requires separate licensing.

          Insurance Holding Company Regulation. We operate as an insurance holding company system and are subject to regulation in the jurisdictions in which our insurance company subsidiaries conduct business. These regulations require that each insurance company in the holding company register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the holding company domiciled in that state. We have insurance company subsidiaries that are organized and domiciled under the insurance statutes of both Georgia and Tennessee. The insurance laws in each of these states similarly provide that all transactions among members of a holding company system be done at arm’s length and be shown to be fair and reasonable to the regulated insurer. Transactions between insurance company subsidiaries and their parents and affiliates typically must be disclosed to the state regulators, and prior approval of the applicable state insurance regulator generally is required for any material or extraordinary transaction. In addition, a change of control of a domestic insurer or of any controlling person requires the prior approval of the state insurance regulator. In general, any person who acquires 10% or more of the outstanding voting securities of the insurer or its parent company is presumed to have acquired control of the domestic insurer. To the best of our knowledge, we are in compliance with these regulations.

          Restrictions on Paying Dividends. In the future, we may need to rely, in part, on receiving dividends from our insurance company subsidiaries to meet cash requirements. State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s capital and surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Prior approval from state insurance regulatory authorities is generally required in order for its insurance company subsidiaries to declare and pay extraordinary dividends. The payment of dividends is limited by the amount of capital and surplus available to the insurer, as determined in accordance with state statutory accounting practices and other applicable limitations. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance company subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect. See note 8 to the consolidated financial statements for a discussion of the insurance company subsidiaries dividend-paying ability.

          Regulation of Rates and Policy Forms. Most states in which our insurance company subsidiaries operate have insurance laws requiring insurance companies to file premium rate schedules and policy or coverage forms for review and approval. In many cases, such rates and policy forms must be approved prior to use. State insurance regulators have broad discretion in judging whether an insurer’s rates are adequate, not excessive and not unfairly discriminatory. Property and casualty insurers are generally unable to implement rate increases until they show that the costs associated with providing such coverage have increased. The speed at which an insurer can change rates in response to competition or increasing costs depends, in part, on the method by which the applicable state’s rating laws are administered. There are three basic rate administration systems: (i) the insurer must file and obtain regulatory approval of the new rate before using it; (ii) the insurer may begin using the new rate and immediately file it for regulatory review; or (iii) the insurer may begin using the new rate and file it within a specified period of time for regulatory review. Under all three rating systems, the state insurance regulators have the authority to disapprove the rate subsequent to its filing. Thus, insurers who begin using new rates before the rates are approved may be required to issue premium refunds or credits to policyholders if the new rates are ultimately deemed excessive and disapproved by the applicable state insurance authorities. In addition, in some states there has been pressure in the past years to reduce premium rates for automobile and other personal insurance or to limit how often an insurer may request increases for such rates. To the best of our knowledge, we are in compliance with all such applicable rate regulations.

          Shared or Residual Markets. As a condition of maintaining our automobile insurance licenses to do business in various states, we, like other insurers, are required to participate in mandatory shared market mechanisms or state pooling arrangements. The purpose of these state-mandated arrangements is to provide insurance coverages to individuals who, because of poor driving records or other underwriting reasons, are unable to purchase such coverage voluntarily provided by private insurers. These risks are assigned to all insurers licensed in the state, and the maximum volume of such risks that any one insurer may be assigned typically is based on that insurer’s annual premium volume in that state. To the extent required, we have participated in these mandatory shared market mechanisms or state pooling arrangements. While this mandated business typically is not profitable for us, our underwriting results related to these states’ organizations have not been material to our overall results of operations and financial condition.

          Guaranty Funds. Under state insurance guaranty fund laws, insurers doing business in a state can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. Maximum contributions required by law in any one year vary between 1% and 2% of annual premiums written in that state. In most states guaranty fund assessments are recoverable either through future policy surcharges or offsets to state premium tax liability.

          Investment Regulation. Our insurance company subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and that limit the amount of investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory policyholders’ surplus and, in some instances, would require divestiture. If a non-conforming asset is treated as a non-admitted asset, it would lower the affected subsidiary’s policyholders’ surplus and thus, its ability to write additional premiums and pay dividends. To the best of our knowledge, our insurance company subsidiaries are in compliance with all such investment regulation.

          Restrictions on Cancellation, Non-Renewal or Withdrawal. Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an automobile insurer’s ability to cancel or not renew policies. Some states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit cancellations and non-renewals and that subject business withdrawals to prior approval requirements may restrict an insurer’s ability to exit unprofitable markets. To the best of our knowledge, we are in compliance with such laws and regulations.

          Privacy Regulations. In 1999, the United States Congress enacted the Gramm-Leach-Bliley Act, which protects consumers from the unauthorized dissemination of certain personal information. Subsequently, the majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance companies, and require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. To the best of our knowledge, we are in compliance with such privacy laws and regulations.

          Licensing of Our Employee-Agents and Adjustors. To the extent required, all of our employees who sell, solicit or negotiate insurance are licensed by the state in which they work for the applicable line or lines of insurance they offer. Our employee-agents generally must renew their licenses annually and complete a certain number of hours of continuing education. In certain states in which we operate and to the extent it is required, our insurance claims adjusters are also required to be licensed and are subject to annual continuing education requirements.

          Unfair Claims Practices. Generally, insurance companies, adjusting companies and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices on a flagrant basis or with such frequency to indicate a general business practice. Unfair claims practices include, but are not limited to:

•	misrepresenting pertinent facts or insurance policy provisions relating to coverages at issue;

•	failing to acknowledge and act reasonably promptly upon communications regarding claims arising under insurance policies;

•	failing to affirm or deny coverage of claims within a reasonable time after proof of loss statements have been completed;

•	attempting to settle claims for less than the amount to which a reasonable person would have believed such person was entitled;

•	attempting to settle claims on the basis of an application that was altered without notice to or knowledge or consent of the insured;

•	making known to insureds or claimants a policy of appealing from arbitration awards in favor of insureds or claimants for the purpose of compelling them to accept settlements or compromises less than the amount awarded in arbitration;

•	delaying the investigation or payment of claims by requiring an insured, claimant or the physician of either to submit a preliminary claim report and then requiring the subsequent submission of formal proof of loss forms, both of which submissions contain substantially the same information;

•	failing to settle claims promptly, where liability has become reasonably clear, under one portion of the insurance policy coverage in order to influence settlements under other portions of the insurance policy coverage; and

•	not attempting in good faith to effectuate prompt, fair and equitable settlements of claims in which liability has become reasonably clear.

          We set business conduct policies and conduct regular training to make our employee-adjusters and other claims personnel aware of these prohibitions, and we require them to conduct their activities in compliance with these statutes.

          Periodic Financial and Market Conduct Examinations. The state insurance departments that have jurisdiction over our insurance company subsidiaries conduct on-site visits and examinations of the insurers’ affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Typically, these examinations are conducted every three to five years. In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurers, insurance agencies and insurance adjusting companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination. USAuto Insurance Company has been examined by the Tennessee Department of Commerce and Insurance for financial condition through December 31, 2001 and for market conduct through December 31, 2003. Village Auto Insurance Company commenced operations in October 2002 and has yet to be examined by the Georgia Department of Insurance. In addition, none of our insurance company subsidiaries has ever been the subject of a target examination.

          Risk Based Capital. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners, or “NAIC,” has adopted a formula and model law to implement risk based capital, or

“RBC,” requirements designed to assess the minimum amount of statutory capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. RBC is used to set capital requirements based on the size and degree of risk taken by the insurer and taking into account various risk factors such as asset risk, credit risk, underwriting risk, interest rate risk and other relevant business risks. The NAIC model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. At December 31, 2003, all of our insurance company subsidiaries maintained an RBC level that is in excess of an amount that would require any corrective actions on its part.

          RBC is a comprehensive financial analysis system affecting nearly all types of licensed insurers, including us and our subsidiaries. It is designed to evaluate the relative financial condition of the insurer by application of a weighting formula to the company’s assets and its policyholder obligations. The key RBC calculation is to recast total surplus, after application of the RBC formula, in terms of an authorized control level RBC. Once the authorized control level RBC is determined, it is contrasted against the company’s total adjusted capital. A high multiple generally indicates stronger capitalization and financial strength, while a lower multiple reflects lesser capitalization and strength. Each state’s statutes also create certain RBC multiples at which either the company or the regulator must take action. For example, there are four defined RBC levels that trigger different regulatory events. The minimum RBC level is called the company action level RBC and is generally defined as the product of 2.0 and the company’s authorized control level RBC. The authorized control level RBC is a number determined under the risk-based capital formula in accordance with certain RBC instructions. Next is a regulatory action level RBC, which is defined as the product of 1.5 and the company’s authorized control level RBC. Below the regulatory action level RBC is the authorized control level RBC. Finally, there is a mandatory control level RBC, which means the product of 0.70 and the company’s authorized control level RBC.

          As long as the company’s total adjusted capital stays above the company action level RBC (i.e., at greater than 2.0 times the authorized control level RBC), regulators generally will not take any corrective action. However, if an insurance company’s total adjusted capital falls below the company action level RBC, but remains above the regulatory action level RBC, the company is required to submit an RBC plan to the applicable state regulator(s) that identifies the conditions that contributed to the substandard RBC level and identifies a remediation plan to increase the company’s total adjusted capital above 2.0 times its authorized control level RBC. If a company’s total adjusted capital falls below its regulatory action level RBC but remains above its authorized control level RBC, then the regulator may require the insurer to submit an RBC plan, perform a financial examination or analysis on the company’s assets and liabilities, and may issue an order specifying corrective action for the company to take to improve its RBC number. In the event an insurance company’s total adjusted capital falls below its authorized control level RBC the state regulator may require the insurer to submit an RBC plan or may place the insurer under regulatory supervision. If an insurance company’s total adjusted capital were to fall below its mandatory control level RBC, the regulator is obligated to place the insurer under regulatory control, which could ultimately include, among other actions, administrative supervision, rehabilitation or liquidation.

          As of December 31, 2003, USAuto Insurance Company’s total adjusted capital was 2.9 times its authorized control level RBC, requiring no corrective action on USAuto Insurance Company’s part. As of December 31, 2003, Village Auto Insurance Company’s total adjusted capital was 2.4 times its authorized control level RBC, requiring no corrective action on Village Auto Insurance Company’s part.

          IRIS Ratios. The NAIC Insurance Regulatory Information System, or IRIS, is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound insurance companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial.

          As of December 31, 2003, USAuto Insurance Company had one IRIS ratio outside the usual range and Village Auto Insurance Company had four IRIS ratios outside the usual range as follows:

•	Both had ratios outside the usual range for low investment yields as their calculated yields were below 4.5%. The calculated yields for USAuto Insurance Company and Village Auto Insurance were 2.1% and 2.2%, respectively. Such yields are based upon simple annual averages and do not take into account any weighing for the fact that the companies increased their invested assets significantly during the year. In addition, the 4.5% yield is not reflective of current market rates for the tax-free municipal bonds which the companies recently have purchased as their invested assets have increased through increased premium writings and additional capital and surplus.

•	Village Auto Insurance Company had a ratio result outside of the usual range for growth in net premiums written as it exceeded 33%. Net premiums written increased 521% as 2003 represented its first full year of operations since commencing business in October 2002.

•	Village Auto Insurance Company had a ratio outside of the usual range for growth in capital and surplus as its growth exceeded 50%. Village Auto Insurance Company increased its capital and surplus by 108% primarily through capital contributions to support its premium growth.

•	Village Auto Insurance Company had a ratio outside of the usual range for the estimated current reserve deficiency to policyholders surplus as it exceeded 25%. The actual ratio was 27%. This estimate produced a result outside of the range primarily due to the fact that Village Auto Insurance Company only started writing business in October 2002 and the estimated reserve deficiency was calculated on a small premium base in 2002 and applied to a full year’s premium base in 2003.

          These IRIS results were provided to regulators on February 25, 2004 and since such date no regulatory action has been taken nor is any such action anticipated.

Employees

          As of June 30, 2004, we had approximately 475 employees. Our employees are not covered by any collective bargaining agreements.

Available Information

          We file reports with the Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and other reports from time to time. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room online at www.sec.gov/info/edgar/prrrules.htm or by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at www.sec.gov that contains our reports, proxy and information statements, and other information filed electronically. These website addresses are provided as inactive textual references only, and information provided on those websites is not part of this report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Risk Factors

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited.

          Based on our calculations prepared in consultation with our internal tax advisors, and in accordance with the rules stated in the Internal Revenue Code of 1986, as amended, we do not believe that any “ownership change,” as described in the following paragraph and as defined in Section 382 of the Code, has occurred with respect to our net operating losses, or “NOLs,” and accordingly we believe that there is no existing annual limitation under Section 382 of the Code on our ability to use NOLs to reduce future taxable income. We did not obtain, and currently do not plan to obtain, an IRS ruling or opinion of counsel regarding either of these conclusions.

          Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership of our total capital stock by more than 50 percentage points in any three-year period. If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount (the “Section 382 limitation”) equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service. In the event of an ownership change, NOLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such excess NOLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. Regardless of whether an ownership change occurs, the carryforward period for NOLs is either 15 or 20 years from the year in which the losses giving rise to the NOLs were incurred, depending on when those losses were incurred. The earliest losses that gave rise to our NOLs were incurred in 1990 and will expire in 2005. The most recent losses that gave rise to our NOLs were incurred in 2004 and will expire in 2024. If the carryforward period for any NOL were to expire before that NOL had been fully utilized, the use of the unutilized portion of that NOL would be permanently prohibited. Our use of new NOLs arising after the date of an ownership change would not be affected by the Section 382 limitation, unless there were another ownership change after those new NOLs arose.

          It is impossible for us to ensure that an ownership change will not occur in the future. In addition, limitations imposed by Code Section 382 and the restrictions contained in our certificate of incorporation may prevent us from issuing additional stock to raise capital or acquire businesses or properties. To the extent not prohibited by our certificate of incorporation, we may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change.

          Application of Code Section 269

          Code Section 269 permits the IRS to disallow any deduction, credit or allowance, including the utilization of NOLs, that otherwise would not be available but for the acquisition of control of a corporation, including acquisition by merger, for the principal purpose of avoiding federal income taxes, including avoidance through the use of NOLs. If the IRS were to assert that the principal purpose of the USAuto acquisition was the avoidance of federal income tax, we would have the burden of proving that this was not the principal purpose. The determination of the principal purpose of a transaction is purely a question of fact and requires an analysis of all the facts and circumstances surrounding the transaction. Courts generally have been reluctant to apply Code Section 269 where a reasonable business purpose existed for the timing and form of the transaction, even if the availability of tax benefits was also an acknowledged consideration in the transaction. We think that Code Section 269 should not apply to the acquisition of USAuto because we can show that genuine business purposes existed for the USAuto acquisition and that tax avoidance was not the principal purpose for the merger. Our primary objective of the merger was to seek long-term growth for our stockholders through an acquisition. To that end, we redeployed a significant amount of our existing capital and offered our existing stockholders the right to make a substantial additional investment in the company to facilitate the acquisition of USAuto. If, nevertheless, the IRS were to assert that Code Section 269 applied and if such assertion were sustained, our ability to utilize our existing NOLs would be severely limited or extinguished. Due to the fact that the application of Code Section 269 is ultimately a question of fact, there can be no assurance that the IRS would not prevail if it were to assert the application of Code Section 269.

Our losses and loss adjustment expenses may exceed our reserves, which would adversely impact our results of operations and financial condition.

          We maintain reserves for the estimated payment of losses and loss adjustment expenses for both reported and unreported claims. The amount of reserves is established and maintained based on historical claims information, industry statistics and other factors. The establishment of appropriate reserves is an inherently uncertain process due to a number of factors, including the difficulty in predicting the rate of inflation and the rate and direction of changes in trends, ongoing interpretation of insurance policy provisions by courts, inconsistent decisions in lawsuits regarding coverage and broader theories of liability. In addition, ongoing changes in claims settlement practices can lead to changes in loss payment patterns, which are used to estimate reserve levels. If our reserves prove to be inadequate, we would be required to increase them and would charge the amount of such increase to our income in the period that the deficiency is recognized. Due to the inherent uncertainty of estimating reserves, it may be necessary to revise estimated future liabilities as reflected in our reserves for loss and loss adjustment expenses The historic development of reserves for losses and loss adjustment expenses may not necessarily reflect future trends in the development of these amounts. Consequently, actual losses could materially exceed loss reserves, which would have a material adverse effect on our results of operations and financial condition.

The loss of our President and Chief Executive Officer, Stephen J. Harrison, could negatively affect our ability to conduct our business efficiently and could lead to loss of customers and proprietary information.

          Our success is largely dependent on the skills, experience, effort and performance of our President and Chief Executive Officer, Stephen J. Harrison. The loss of the services of Mr. Harrison could have a material adverse effect on us and could hinder our ability to implement our business strategy successfully. We have an employment agreement with Mr. Harrison that is renewed each year. We also maintain a “key man” insurance policy for Mr. Harrison.

Our business is highly competitive, which may make it difficult for us to market our core products effectively and profitably.

          The non-standard personal automobile insurance business is highly competitive. We believe that our primary insurance company competition comes not only from national insurance companies or their subsidiaries, but also from non-standard insurers and independent agents that operate in a specific region or single state in which we also operate. Allstate Insurance Company, Progressive Corporation and Direct General Corporation are all significant providers of non-standard personal automobile insurance in Alabama (excepting Direct General Corporation), Georgia and Tennessee and constitute our largest competitors.

          Some of our competitors have substantially greater financial and other resources, and they may offer a broader range of products or competing products at lower prices. Our revenues, profitability and financial condition could be materially adversely affected if we had to lower prices to stay competitive or if a significant number of our current and prospective customers were instead to buy insurance from our competitors.

Our business may be adversely affected by negative developments in Georgia, Alabama, and Tennessee.

          For the two months ended June 30, 2004, approximately 50%, 20% and 19% of our gross premiums written were generated from non-standard personal automobile insurance policies written in Georgia, Tennessee and Alabama, respectively. Our revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it more costly or difficult for us to conduct business. Adverse regulatory developments in Georgia, Tennessee and Alabama, which could include reductions in the maximum rates permitted to be charged, restrictions on rate increases or fundamental changes to the design or implementation of the automobile insurance regulatory framework, could reduce our revenues, increase our expenses or otherwise have a material adverse effect on our results of operations and financial condition. In addition, these developments could have a greater effect on us, as compared to more diversified insurers that also sell other types of automobile insurance products, write other additional lines of insurance coverages or whose premiums are not as concentrated in a single line of insurance.

Our business may be adversely affected by negative developments in the non-standard personal automobile insurance industry.

          Substantially all of our gross premiums written are generated from sales of non-standard personal automobile insurance policies. As a result of our concentration in this line of business, negative developments in the economic, competitive or regulatory conditions affecting the non-standard personal automobile insurance industry could reduce our revenues, increase our expenses or otherwise have a material adverse effect on our results of operations and financial condition. In addition, these developments could have a greater effect on us compared to more diversified insurers that also sell other types of automobile insurance products or write other additional lines of insurance.

Our business may be adversely affected by the general tendency of our customers to incur above-average losses and to experience more frequent losses.

          Non-standard automobile insureds generally have above-average losses and experience more frequent losses than standard automobile insureds. If we do not compensate for the additional exposure by adjusting premiums to reflect the additional risks and by issuing policies primarily for minimum liability limits, we could incur losses which would result in a material adverse effect on our results of operations and financial condition.

Our results may fluctuate as a result of cyclical changes in the personal automobile insurance industry.

          The non-standard personal automobile insurance industry is cyclical in nature. In the past, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. If new competitors enter this market, existing competitors may attempt to increase market share by lowering rates. Such conditions could lead to reduced prices, which would negatively impact our revenues and profitability. However, we believe that during 2002 and 2003, the underwriting results in the personal automobile insurance industry improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers. In 2004, we witnessed a stabilization of premiums and rates across most states. Given the cyclical nature of the industry, current favorable pricing and competitive conditions may change, which may cause us to reduce rates or to lose customers.

There are risks associated with the non-renewal of our quota share reinsurance that could impact our results of operations and financial condition.

          Historically, USAuto utilized reinsurance to leverage its surplus to increase its underwriting capacity to write additional premiums. Therefore, its historical financial results reflect to some degree stabilization of results from the effect of sharing premiums and losses with the reinsurer. Recently, we have carefully examined the costs and benefits of the current quota share reinsurance program and determined that it was no longer essential due to the additional capital available as a result of our acquisition of USAuto. While management believes its pricing, underwriting discipline and claims practices will control the level of losses incurred, it is possible that losses could exceed expected levels thereby reducing income and statutory capital and surplus. This would require either a reduction in premium writings or entering into a new quota share reinsurance contract, at potentially less favorable terms than reflected in the existing quota share reinsurance contract, as a result of changing market conditions.

We rely on our information technology and telecommunication systems, and the failure of these systems could materially and adversely affect our business.

          Our business is highly dependent on the proprietary integrated technology systems that enable timely and efficient communication and data sharing among the various segments of our integrated operations. These systems are used in all our operations, including quotation, policy issuance, customer service, underwriting, claims, accounting, and communications. We have a technical staff that develops, maintains and supports all elements of the technology infrastructure. However, disruption of power systems or telecommunication systems could result in deterioration in our ability to respond to customers’ requests, write and service new business, and process claims in a timely manner.

          We have secured appropriate types and levels of insurance to protect our real property, systems, and other assets. However, insurance does not provide full indemnification for all losses, both direct and indirect, that may result from such an event. We have developed disaster recovery plans and redundancy in systems designed to mitigate or eliminate the ramifications of disruptions in power and telecommunication services.

We may have difficulties in managing our expansion into new markets.

          Our future growth plans include expanding into new states by opening new sales offices, acquiring the business and assets of local agencies and introducing additional insurance products. In order to grow our business successfully, we must apply for and maintain necessary licenses, properly design and price our products, and identify, hire and train new claims, underwriting and sales employees. In this regard, we currently have applications for licenses to conduct insurance business pending in several states and cannot state with certainty if any or all such applications will be approved. Our expansion will also place significant demands on our management, operations, systems, accounting, internal controls and financial resources. If we fail to do any of these, we may not be able to expand our business successfully. Even if we successfully complete an acquisition, we face the risk that we may acquire business in states in which market and other conditions may not be favorable to us. Any failure by us to manage growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in identifying agency acquisition candidates or integrating their operations, which could harm our financial results.

          In order to grow our business by acquisition, we must identify agency candidates and integrate the operations of acquired agencies. If we are unable to identify and acquire appropriate agency acquisition candidates, we will experience slower growth, and it will be more difficult to expand into new states. If we do acquire additional agencies, we could face increased costs, or, if we are unable to successfully integrate the operations of the acquired agency into our operations, we could experience disruption of our business and distraction of our management, which may not be offset by corresponding increases in revenues. The integration of operations after an acquisition is subject to risks commonly encountered in making such acquisitions, including, among others, loss of key personnel of the acquired company, difficulty associated with assimilating the personnel and operations of the acquired company, potential disruption of ongoing business, maintenance of uniform standards, controls, procedures and policies and impairment of the acquired company’s reputation and relationships with its employees and clients. Any of these may result in the loss of customers. It is also possible that we may not realize, either at all or in a timely manner, any or all benefits from recent and future acquisitions and may incur significant costs in connection with these acquisitions. Failure to successfully integrate future acquisitions could materially adversely affect the results of our operations.

Our insurance company subsidiaries are subject to statutory capital and surplus requirements and other standards, and their failure to meet these requirements or standards could subject them to regulatory actions.

          Our insurance company subsidiaries are subject to risk-based capital standards, which we refer to as RBC standards, and other minimum statutory capital and surplus requirements imposed under the laws of their respective states of domicile. The RBC standards, which are based upon the RBC Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require our insurance company subsidiaries to annually report their results of risk-based capital calculations to the state departments of insurance and the NAIC.

          Failure to meet applicable risk-based capital requirements or minimum statutory capital and surplus requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Any changes in existing RBC requirements or minimum statutory capital and surplus requirements may require them to increase their statutory capital and surplus levels, which they may be unable to do. As of December 31, 2003, each of our insurance company subsidiaries maintained an RBC level in excess of an amount that would require any corrective actions on their part.

          State regulators also screen and analyze the financial condition of insurance companies using the NAIC Insurance Regulatory Information System, or IRIS. As part of IRIS, the NAIC database generates key financial ratio results obtained from an insurer’s annual statutory statements. A ratio result falling outside the usual range of IRIS ratios may result in further examination by a state regulator to determine if corrective action is necessary. As of December 31, 2003, each of our insurance company subsidiaries had IRIS ratios outside the usual ranges, but no regulatory authority has informed the insurance company subsidiaries that it intends to conduct a further examination of their financial condition. See “Business – Regulatory Environment.”

New pricing, claim and coverage issues and class action litigation are continually emerging in the automobile insurance industry, and these new issues could adversely impact our revenues or our methods of doing business.

          As automobile insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims, coverages and business practices may emerge. These issues can have an adverse effect on our business by changing the way we price our products, extending coverage beyond our underwriting intent, requiring us to obtain additional licenses or increasing the size of claims. Recent examples of some emerging issues include:

•	concerns over the use of an applicant’s credit score or zip code as a factor in making risk selections and pricing decisions;

•	a growing trend of plaintiffs targeting automobile insurers in purported class action litigation relating to claims-handling practices, such as total loss evaluation methodology and the alleged diminution in value to insureds’ vehicles involved in accidents; and

•	consumer groups lobbying state legislatures to regulate and require separate licenses for individuals and companies engaged in the sale of ancillary products or services.

          The effects of these and other unforeseen emerging issues could negatively affect our revenues or our methods of doing business.

Due to our largely fixed cost structure, our profitability may decline if our sales volume were to decline significantly.

          Our reliance on employee-agents results in a fixed cost structure. In times of increasing sales volume, our acquisition cost per policy decreases, improving our expense ratio, which we believe is one of the significant advantages of our business model. However, in times of declining sales volume, the opposite would occur. A decline in sales volume could decrease our profitability, cause us to close some of our neighborhood sales offices or lay-off some employee-agents to manage our expenses.

Severe weather conditions and other catastrophes may result in an increase in the number and amount of claims filed against us.

          Our business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events, such as severe winter weather, hurricanes, tornados, windstorms, earthquakes, hailstorms, thunderstorms and fires, and other events, such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. Severe weather conditions generally result in more automobile accidents, leading to an increase in the number of claims filed and/or the amount of compensation sought by claimants.

          In the event that a severe weather condition or other major catastrophe were to occur resulting in property losses to us, we would have to cover such losses using additional resources, which could increase our losses incurred, cause our statutory capital and surplus to fall below required levels or otherwise have a material adverse effect on our results of operations and financial condition. We have purchased reinsurance for certain catastrophic events, which may help limit our losses from such events. Based on our geographical spread of risk, we had no exposure to significant losses as a result of hurricanes Charley, Frances, Ivan and Jeanne, all of which occurred in August and September 2004.

A few of our stockholders have significant control over us, and their interests may differ from yours.

          Three of our stockholders, Gerald J. Ford, our Chairman of the Board; Stephen J. Harrison, our President and Chief Executive Officer; and Thomas M. Harrison, Jr., our Executive Vice President and Secretary; in the aggregate control 62.2% of our outstanding common stock. If these stockholders acted or voted together, they would have the power to exercise significant influence over the election and removal of our directors. They would also have significant control over other matters requiring stockholder approval, including the approval of major corporate transactions and proposed amendments to our certificate of incorporation covering the transfer restrictions on the shares of our common stock. In addition, this concentration of ownership may delay or prevent a change in control of our company, as well as frustrate attempts to replace or remove current management, even when a change may be in the best interests of our other stockholders. Furthermore, the interests of these stockholders may not always coincide with the interests of our company or other stockholders.

Our insurance company subsidiaries are subject to regulatory restrictions on paying dividends to us.

          State insurance laws limit the ability of our insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. Our insurance company subsidiary in Tennessee is required by the Tennessee Department of Commerce and Insurance to maintain statutory capital and surplus of $2,000,000, and our insurance company subsidiary in Georgia is required by the Georgia Department of Insurance to maintain statutory capital and surplus of $3,000,000. These restrictions affect the ability of our insurance company subsidiaries to pay dividends to us and may require our subsidiaries to obtain the prior approval of regulatory authorities, which could slow the timing of such payments to us or reduce the amount that can be paid. To the extent we may need to rely, in part, on receiving dividends from the insurance company subsidiaries, the limit on the amount of dividends that can be paid by the insurance company subsidiaries may affect our ability to pay dividends to our stockholders. The dividend-paying ability of the insurance company subsidiaries is discussed in note 8 to the consolidated financial statements.

We and our subsidiaries are subject to comprehensive regulation and supervision that may restrict our ability to earn profits.

          We and our subsidiaries are subject to comprehensive regulation and supervision by the insurance departments in the states where our subsidiaries are domiciled and where our subsidiaries sell insurance and ancillary products, issue policies and handle claims. Certain regulatory restrictions and prior approval requirements may affect our subsidiaries’ ability to operate, innovate or obtain necessary rate adjustments in a timely manner or may increase our costs and reduce profitability.

          Among other things, regulation and supervision of us and our subsidiaries extends to:

          Required Licensing. We and our subsidiaries operate under licenses issued by various state insurance authorities. These licenses govern, among other things, the types of insurance coverages, agency and claims services and motor club products that we and our subsidiaries may offer consumers in the particular state. Such licenses typically are issued only after the filing of an appropriate application and the satisfaction of prescribed criteria. In addition, the licensing procedures of the states in which we and our subsidiaries operate differ somewhat from state-to-state. We and our subsidiaries must determine which licenses, if any, are required in a particular state and apply for and obtain the appropriate licenses before they can implement any plan to expand into a new state or offer a new line of insurance or other new product. If a regulatory authority denies or delays granting such new license, our ability to enter new markets quickly or offer new products can be substantially impaired.

          Transactions Between Insurance Companies and Their Affiliates. Our insurance company subsidiaries are organized and domiciled under the insurance statutes of Georgia and Tennessee. The insurance laws in these states provide that all transactions among members of an insurance holding company system must be done at arm’s length and shown to be fair and reasonable to the regulated insurer. Transactions between our insurance company subsidiaries and other subsidiaries generally must be disclosed to the state regulators, and prior approval of the applicable regulator generally is required before any material or extraordinary transaction may be consummated. State regulators may refuse to approve or delay approval of such a transaction, which may impact our ability to innovate or operate efficiently.

          Regulation of Rates and Policy Forms. The insurance laws of most states in which our insurance company subsidiaries operate require insurance companies to file premium rate schedules and policy forms for review and approval. State insurance regulators have broad discretion in judging whether our rates are adequate, not excessive and not unfairly discriminatory. The speed at which we can change our rates in response to market conditions or increasing costs depends, in part, on the method by which the applicable state’s rating laws are administered. Generally, state insurance regulators have the authority to disapprove our requested rates. Thus, if as permitted in some states, we begin using new rates before they are approved, we may be required to issue premium refunds or credits to our policyholders if the new rates are ultimately deemed excessive or unfair and disapproved by the applicable state regulator. In addition, in some states, there has been pressure in past years to reduce premium rates for automobile and other personal insurance or to limit how often an insurer may request increases for such rates. In states where such pressure is applied, our ability to respond to market developments or increased costs in that state can be adversely affected.

          Investment Restrictions. Our insurance company subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and that limit the amount of investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory capital and surplus and, in some instances, would require divestiture. If a non-conforming asset is treated as a non-admitted asset, it would lower the affected subsidiary’s capital and surplus and thus, its ability to write additional premiums and pay dividends.

          Restrictions on Cancellation, Non-Renewal or Withdrawal. Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an automobile insurer’s ability to cancel or not renew policies. Some states prohibit an insurer from withdrawing from one or more lines of business in the state, except pursuant to a plan approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. To date, none of these restrictions has had an impact on our operations or strategic planning in the states in which we operate. However, these laws and regulations that limit cancellations and non-renewals and that subject business withdrawals to prior approval restrictions could limit our ability to exit unprofitable markets or discontinue unprofitable products in the future.

Provisions in our certificate of incorporation and bylaws may prevent a takeover or a change in management that you may deem favorable.

          Our certificate of incorporation contains prohibitions on the transfer of our common stock to avoid limitations on the use of the NOL carryforwards and other federal income tax attributes that we inherited from our predecessor. These restrictions could prevent or inhibit a third party from acquiring us. Our certificate of incorporation generally prohibits, without the prior approval of our board of directors, any transfer of common stock, any subsequent issue of voting stock or stock that participates in our earnings or growth, and certain options with respect to such stock, if the transfer of such stock or options would (i) cause any group or person to own 4.9% or more, by aggregate value, of the outstanding shares of our common stock, (ii) increase the ownership position of any person or group that already owns 4.9% or more, by aggregate value, of the outstanding shares of our common stock, or (iii) cause any person or group to be treated like the owner of 4.9% or more, by aggregate value, of our outstanding shares of common stock for tax purposes.

          Our certificate of incorporation and bylaws also contain the following provisions that could prevent or inhibit a third party from acquiring us:

•	the requirement that only stockholders owning at least one-third of the outstanding shares of our common stock may call a special stockholders’ meeting; and

•	the requirement that stockholders owning at least two-thirds of the outstanding shares of our common stock must approve any amendment to our certificate of incorporation provisions concerning the transfer restrictions and the special stockholders’ meetings.

          In addition, under our certificate of incorporation, we may issue shares of preferred stock on terms that are unfavorable to the holders of our common stock. Any outstanding shares of preferred stock could also prevent or inhibit a third party from acquiring us. The existence of these provisions could depress the price of our common stock, could delay or prevent a takeover attempt or could prevent attempts to replace or remove incumbent management

Executive Officers

          The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Stephen J. Harrison	52	President and Chief Executive Officer
Thomas M. Harrison, Jr.	54	Executive Vice President and Secretary
Charles D. Hamilton	48	Senior Vice President, Chief Financial Officer and Treasurer
Michael J. Bodayle	48	Chief Financial Officer - Insurance Company Operations
William R. Pentecost	46	Chief Information Officer
Randy L. Reed	48	Senior Vice President – Sales and Marketing
James R. Dickson	38	Senior Vice President – Claims

          Stephen J. Harrison has served as President and Chief Executive Officer of the company since April 2004. Mr. Harrison co-founded USAuto Insurance Company, Inc., USAuto’s predecessor company, in 1995 and has served as President and Chief Executive Officer of USAuto since USAuto’s inception. He has over 30 years experience in insurance and related industries, including automobile insurance and insurance agency operations. From 1974 to 1991, he served in various capacities with the Harrison Insurance Agency, a family-owned multi-line insurance agency. From 1991 to 1993, Mr. Harrison served as President of Direct Insurance Company, a non-standard automobile insurance company. Mr. Harrison is the brother of Thomas M. Harrison, Jr., who is Executive Vice President and Secretary of the Company.

          Thomas M. Harrison, Jr. has served as Executive Vice President and Secretary of the company since April 2004. Mr. Harrison co-founded USAuto Insurance Company, Inc., USAuto’s predecessor company, in 1995 and has served as Vice President and Secretary of USAuto since USAuto’s inception. He has over 30 years experience in insurance and related industries, including automobile insurance and insurance agency operations. From 1976 to 1995, Mr. Harrison served in various capacities with the Harrison Insurance Agency, a family-owned multi-line insurance agency. Mr. Harrison is the brother of Stephen J. Harrison, who is President and Chief Executive Officer of the Company.

          Charles D. Hamilton has served as Senior Vice President, Chief Financial Officer and Treasurer of the company since April 2004. Mr. Hamilton was appointed in March 2004 as USAuto’s Treasurer and Chief Financial Officer. He has over 25 years of experience in the insurance industry. From 1986 until 2004, Mr. Hamilton held various executive financial and administrative roles at Willis Group Holdings, including Chief Financial Officer for the U.S. subsidiary from 1996 until 2003. From 1979 until 1984, Mr. Hamilton was a commercial insurance underwriter for Federated Mutual Insurance of Owatonna, Minnesota. He is also a Certified Public Accountant and a Chartered Property Casualty Underwriter.

          Michael J. Bodayle has served as Chief Financial Officer – Insurance Company Operations of the company since April 2004. Mr. Bodayle has been Treasurer and Chief Financial Officer of the insurance company subsidiaries since March 2004 and was USAuto’s Treasurer and Chief Financial Officer since July 1998. He has over 25 years of experience focused primarily in the insurance industry, which includes auditing, financial reporting and insurance agency operations. He has over seven years of public accounting experience and was formerly a Senior Audit Manager with Peat, Marwick, Main (now known as KPMG) from 1980 to 1985. From 1985 until 1996, Mr. Bodayle was Treasurer and Chief Financial Officer for Titan Holdings, Inc., a publicly-traded insurance holding company. Mr. Bodayle is also a Certified Public Accountant.

          William R. Pentecost has been Chief Information Officer of the company since April 2004. Mr. Pentecost has been USAuto’s Chief Information Officer since USAuto’s inception in 1995. He has over 15 years experience with insurance company information systems with both Graward General and Direct Insurance Company. He is also a Chartered Property Casualty Underwriter.

          Randy L. Reed has been Senior Vice President – Sales and Marketing of the company since April 2004. Mr. Reed has been USAuto’s Vice President – Sales and Marketing since February 1997. He previously spent over ten years as co-owner and President of Reed Oil Company, Inc., a wholesaler and retailer involved in the oil jobber business.

          James R. Dickson has been Senior Vice President – Claims of the company since April 2004. Mr. Dickson has been USAuto’s Vice President – Claims since June 2000. From 1996 to 2000, Mr. Dickson was a principal in the Dickson Company, a claims management company. Prior to that, Mr. Dickson had over eight years of multi-line claims experience with Cunningham Lindsay, U.S. and the Littleton Group.

Item 2. Properties

          Our principal executive offices are located in approximately 44,000 square feet of office space located at 3813 Green Hills Village Drive, Nashville, Tennessee and are occupied by us under a lease agreement expiring December 31, 2011. Our retail locations typically are located in leased storefronts in retail shopping centers, and each location contains less than 1,000 square feet of space. The leases for our retail locations are generally for terms of less than three years.

Item 3. Legal Proceedings

          Our subsidiaries are named from time to time as defendants in various legal actions that are incidental to their business and arise out of or are related to claims made in connection with their insurance policies, claims handling and employment related disputes. The plaintiffs in some of these lawsuits have alleged bad faith or extracontractual damages, and some have claimed punitive damages. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

          The following five matters were submitted to a vote at a special meeting of our stockholders on April 30, 2004:

•	the issuance of 13,250,000 shares of common stock to certain of the then current owners of USAuto as partial consideration for the acquisition of USAuto that were issued at the time of the closing of the acquisition of USAuto and up to an additional 750,000 shares that may be issued at a later date if certain financial targets are reached. The voting results were as follows:

FOR	AGAINST	WITHHELD
14,181,077	40,699	27,911

•	the issuance and sale of our common stock in the rights offering of up to 5,711,271 shares to Hunter’s Glen/Ford and certain other affiliates of Gerald J. Ford, Chairman of the Board of Directors, and up to 6,848,281 shares of our common stock, to Hunter’s Glen/Ford under a backstop arrangement, at the subscription price, if no other stockholders purchase shares in the rights offering. The voting results were as follows:

FOR	AGAINST	WITHHELD
14,176,295	46,471	26,921

•	amending our certificate of incorporation, which would, among other things, change our name from Liberté Investors Inc. to First Acceptance Corporation, increase our number of authorized shares of common stock and require a supermajority vote to amend the number of directors which constitute the entire board. The voting results were as follows:

FOR	AGAINST	WITHHELD
14,116,145	107,119	26,243

•	an amendment to our 2002 Incentive Plan to increase the number of shares of our common stock reserved for issuance under the plan. The voting results were as follows:

FOR	AGAINST	WITHHELD
13,782,012	314,228	153,447

•	election of two persons, Stephen J. Harrison and Thomas M. Harrison, Jr., to our Board of Directors. The results were as follows:

	FOR	AGAINST/WITHHELD
Stephen J. Harrison	14,019,712	229,975

Thomas M. Harrison, Jr.	14,019,612	230,075

The following members of our Board of Directors continued to serve as directors following the special meeting: Gerald J. Ford, Donald J. Edwards, Gene H. Bishop, Harvey B. Cash and Edward W. Rose, III.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Prices

          Our common stock is currently quoted on the New York Stock Exchange under the symbol “FAC.” Prior to the merger with USAuto and our change of name to First Acceptance Corporation, our common stock traded under the symbol “LBI.” The following table sets forth quarterly high and low bid prices for our common stock for the periods indicated based upon quotations periodically published on the New York Stock Exchange. All price quotations represent prices between dealers, without accounting for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	Price Range
	High	Low
Year Ended June 30, 2003
First Quarter	$4.85	$3.40
Second Quarter	4.35	3.80
Third Quarter	4.50	3.91
Fourth Quarter	5.79	3.94
Year Ended June 30, 2004
First Quarter	$5.75	$5.09
Second Quarter	7.45	5.25
Third Quarter	9.35	7.10
Fourth Quarter	8.05	6.53

          According to the records of our transfer agent, there were 644 holders of record of our common stock on September 22, 2004, including record holders such as banks and brokerage firms who hold shares for beneficial holders, and 46,681,438 shares of our common stock were outstanding.

Dividend Policy

          We paid no dividends during the two most recent fiscal years. We do not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, results of operations, financial condition, capital requirements and contractual restrictions.

Stock Transfer Restrictions

          Our certificate of incorporation (the “Charter”) contains prohibitions on the transfer of our common stock to avoid limitations on the use of the NOL carryforwards and other federal income tax attributes that we inherited from the Trust. The Charter generally prohibits, without the prior approval of our Board of Directors, any transfer of common stock, any subsequent issue of voting stock or stock that participates in our earnings or growth, and certain options with respect to such stock, if the transfer of such stock would cause any group or person to own 4.9% or more (by aggregate value) of the outstanding shares or cause any person to be treated like the owner of 4.9% or more (by aggregate value) of the outstanding shares for tax purposes. Transfers in violation of this prohibition will be void, unless our Board of Directors consents to the transfer. If void, upon our demand, the purported transferee must return the shares to our agent to be sold, or if already sold, the purported transferee must forfeit some, or possibly all, of the sale proceeds. In addition, in connection with certain changes in the ownership of the holders of our shares, we may require the holder to dispose of some or all of such shares. For this purpose, “person” is defined broadly to mean any individual, corporation, estate, debtor, association, company, partnership, joint venture, or similar organization.

Item 6. Selected Financial Data

          The following tables provide selected historical consolidated financial and operating data of the Company as of the dates and for the periods indicated. In conjunction with the data provided in the following tables and in order to more fully understand our historical consolidated financial and operating data, you should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included in this report. We derived our selected historical consolidated financial data as of June 30, 2004 and 2003 and for the years ended June 30, 2004, 2003, and 2002 from our audited consolidated financial statements included in this report. We derived our selected historical consolidated financial data as of June 30, 2002, 2001 and 2000 and for the years ended June 30, 2001 and 2000 from our audited consolidated financial statements not included in this report. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

          The actual results for the year ended June 30, 2004 reflect only the results of USAuto’s operations since the date of acquisition (April 30, 2004). The unaudited pro forma results for the years ended June 30, 2004 and 2003 give effect to the USAuto acquisition and related transactions as if they had been consummated on July 1, 2002. The assumptions used in developing the unaudited pro forma results are further described in note 22 to the consolidated financial statements.

          The unaudited pro forma results should not be considered indicative of actual results that would have been achieved had the USAuto acquisition and related transactions been consummated on July 1, 2002 and do not purport to indicate results of operations for any future period.

	Year Ended June 30,
	Actual	Pro forma	Actual	Pro forma
	2004	2004	2003	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Premiums earned	$11,728	$57,716	$—	$38,353	$—	$—	$—
Commissions and fees	4,401	26,275	—	33,462	—	—	—
Ceding commissions from reinsurer	1,925	10,674	—	6,952	—	—	—
Gains on sales of foreclosed real estate	4,147	4,147	233	233	139	378	119
Investment income	958	1,431	1,098	1,289	1,335	2,922	2,854
Other	(6)	80	—	148	—	21	—

Total revenues	23,153	100,323	1,331	80,437	1,474	3,321	2,973

Expenses:
Losses and loss adjustment expenses	7,167	36,616	—	25,905	—	—	—
Insurance operating expenses	7,194	41,142	—	35,962	—	—	—
Other operating expenses	6,235	2,278	2,637	1,648	988	797	742
Stock-based compensation	7,850	—	546	—	—	—	—
Depreciation and amortization	648	1,366	10	1,954	6	8	13
Interest expense	44	318	—	29	—	—	—

Total expenses	29,138	81,720	3,193	65,498	994	805	755

(Loss) income before income taxes	(5,985)	18,603	(1,862)	14,939	480	2,516	2,218
Income tax benefit (1)	(2,189)	6,983	—	5,844	—	—	—

Net (loss) income	$(3,796)	$11,620	$(1,862)	$9,095	$480	$2,516	$2,218

Basic net (loss) income per share	$(0.15)	$0.25	$(0.09)	$0.20	$0.02	$0.12	$0.11
Diluted net (loss) income per share	$(0.15)	$0.24	$(0.09)	$0.19	$0.02	$0.12	$0.11
Weighted average basic shares	24,965	46,405	20,420	46,229	20,256	20,256	20,256
Weighted average diluted shares	24,965	47,883	20,420	46,985	20,256	20,256	20,256
Cash dividend declared per share of common stock	$—	$—	$—	$—	$0.006	$0.125	$0.094

	Year Ended June 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Balance Sheet Data:
Fixed maturities, available for sale	$33,243	$—	$—	$—	$—
Cash and cash equivalents	38,352	56,847	56,510	56,103	55,888
Foreclosed real estate held for sale	1,108	1,594	2,175	2,359	2,462
Deferred tax asset	45,493	—	—	—	—
Goodwill and identifiable intangible asset	102,914	—	—	—	—
Total assets	285,667	59,053	58,919	58,564	58,475
Loss and loss adjustment expense reserves	30,434	—	—	—	—
Unearned premiums	33,433	—	—	—	—
Note payable	4,000	—	—	—	—
Total liabilities	91,441	978	528	531	427
Total stockholders’ equity	194,226	58,075	58,391	58,033	58,048
Book value per share	$4.17	$2.82	$2.88	$2.86	$2.87

	Year Ended
	June 30, 2004
GAAP Combined Ratios (Insurance Companies)	Actual	Pro forma
Loss and loss adjustment expense	61.1%	63.4%
Expense (2)	13.7%	15.8%

	74.8%	79.2%

(1)	There was no income tax expense (benefit) recorded for the years presented prior to the year ended June 30, 2004 because we had NOLs available to offset federal taxable income for which a full valuation allowance had been established. For financial reporting purposes, the benefit resulting from the utilization of NOLs directly offsets federal income taxes that would have otherwise been payable.

(2)	Insurance operating expenses are reduced by fee income from insureds and ceding commissions received from our reinsurer as compensation for the costs incurred on servicing the business on their behalf.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the caption “Business — Risk Factors.”

General

     Prior to our April 30, 2004 acquisition of USAuto Holdings, Inc., we were engaged in pursuing opportunities to acquire one or more operating companies in order to increase value to existing stockholders and provide us with a new focus and direction. In addition, we marketed for sale a portfolio of foreclosed real estate. We will continue to market the remaining real estate held (six tracts of land in San Antonio, Texas) and will attempt to sell it on a basis that provides us with the best economic return. New investments in real estate are not anticipated. In addition, our acquisition opportunities will most likely be limited to those that would be related to the insurance operations.

     As a result of the USAuto acquisition, we are now principally a retailer, servicer and underwriter of non-standard personal automobile insurance, based in Nashville, Tennessee. Non-standard personal automobile insurance is made available to individuals who are categorized as “non-standard” because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type, and in most instances who are required by law to buy a minimum amount of automobile insurance.

     As of September 1, 2004, we owned and operated 146 retail locations, staffed by employee-agents. Our employee-agents exclusively sell insurance products either underwritten or serviced by us. We currently write non-standard personal automobile insurance in seven states: Georgia, Tennessee, Alabama, Mississippi, Ohio, Missouri and Indiana. We are also licensed as an insurer in 16 additional states.

     Our consolidated financial statements now vary in important respects from our historical consolidated financial statements due to the acquisition of USAuto. For the year ended June 30, 2004, the recorded financial results reflect twelve months of our previous operations, but only the two months of results of the insurance operations since the April 30, 2004 acquisition date. Our future operating results will be more reflective of those of a fully-integrated retailer, servicer and underwriter of non-standard personal automobile insurance.

     The acquisition of USAuto was accounted for using the purchase method of accounting. The consideration consisted of $76.0 million in cash, 13,250,000 shares of our common stock issued at closing and up to an additional 750,000 shares that may be issued at a later date if certain financial targets are reached at the end of calendar year 2004. The aggregate purchase price of $160.1 million was allocated to the tangible and intangible assets acquired and the liabilities assumed based upon their respective fair values as of the date of the acquisition. Total goodwill and identifiable intangible assets recorded from the acquisition were $103.3 million, which was net of a $41.3 million reduction in our deferred tax allowance based upon our projections of USAuto’s future taxable income. Of the purchase price, $1.2 million was allocated to an identifiable intangible asset relating to future policy renewals existing as of April 30, 2004. This asset is amortizable and resulted in amortization expense of $0.4 million for the year ended June 30, 2004. Amortization expense for the years ended June 30, 2005 and 2006 will be $0.7 million and a $0.1 million, respectively.

     Our results for the year ended June 30, 2004 included expenses that will be discontinued as a result of the acquisition of USAuto. These principally include compensation to employees who were terminated in connection with the acquisition. Future periods will also include the cost of the advisory services agreement with an entity controlled by Donald J. Edwards, our former Chief Executive Officer, as described in note 17 to the consolidated financial statements. These items have been incorporated into the presentation of pro forma operating results for the years ended June 30, 2004 and 2003, which assume that the acquisition of USAuto occurred on July 1, 2002. See note 22 to the consolidated financial statements.

Consolidated Results of Operations

     Overview

     For the year ended June 30, 2004, the consolidated financial statements include the results of our acquisition activities and the real estate operations for the full year, and the results of our insurance operations for the two months since the date of the USAuto acquisition. In addition to the actual results, we will also discuss pro forma operating results that assume that the USAuto acquisition occurred on July 1, 2002. We will also separately discuss both the results of the real estate and corporate activities and the insurance operations. Such segment information is summarized below on both an actual and pro forma basis for the periods presented.

	Actual		Pro forma
	Year Ended June 30,		Year Ended June 30,
Insurance	2004	2003	2004	2003
Revenues:
Premiums earned	$11,728	$—	$57,716	$38,353
Commissions and fees	4,401	—	26,275	33,462
Ceding commissions from reinsurer	1,925	—	10,674	6,952
Investment income	180	—	1,007	545
Other	(6)	—	80	148

Total revenues	18,228	—	95,752	79,460

Expenses:
Losses and loss adjustment expenses	7,167	—	36,616	25,905
Operating expenses	7,194	—	41,142	35,962
Depreciation and amortization	608	—	1,366	1,954

Total expenses	14,969	—	79,124	63,821

Income before income taxes	$3,259	$—	$16,628	$15,639

	Actual		Pro forma
	Year Ended June 30,		Year Ended June 30,
Real Estate And Corporate	2004	2003	2004	2003
Revenues:
Gains on sales of foreclosed real estate	$4,147	$233	$4,147	$233
Investment income	778	1,098	424	744
Other	—	—	—	—

Total revenues	4,925	1,331	4,571	977
Expenses:
Operating expenses	6,235	2,637	2,278	1,648
Stock-based compensation	7,850	546	—	—
Depreciation	40	10	—	—
Interest expense	44	—	318	29

Total expenses	14,169	3,193	2,596	1,677

(Loss) income before income taxes	$(9,244)	$(1,862)	$1,975	$(700)

     Our insurance operation derives its revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in seven states. We conduct our underwriting operations through two insurance company subsidiaries, USAuto Insurance Company, Inc. and Village Auto Insurance Company, Inc. Our insurance operations revenues are primarily derived from:

•	premiums earned from sales of policies issued by the insurance company subsidiaries, net of the portion of those premiums that are ceded to reinsurers;

•	fee income, which includes policy and installment billing fees on policies written as well as fees for other ancillary services (principally a motor club product);

•	commission income paid by our reinsurer to us for ceded premiums; and

•	investment income earned on the invested assets of the insurance company subsidiaries.

To a lesser extent, we are also winding down operations in which our managing general agency subsidiaries (MGA subsidiaries) received commissions for selling and servicing policies sold on behalf of third-party insurance companies.

     The following table presents gross premiums earned by state for the insurance operations separately for policies written by the insurance company subsidiaries and for policies issued by the MGA subsidiaries on behalf of other insurance companies, on both an actual and a pro-forma basis for the periods presented. This table is therefore reflective of the total gross premiums serviced by us and under our control.

	Actual		Pro forma
	Year Ended June 30,		Year Ended June 30,
	2004	2003	2004	2003
Insurance company subsidiaries:
Georgia	$10,582	$—	$53,878	$34,898
Tennessee	4,460	—	25,387	22,672
Mississippi	680	—	3,822	3,323
Ohio	1,250	—	5,789	1,694
Missouri	587	—	3,125	1,794
Indiana	23	—	25	—

Total gross premiums earned	$17,582	$—	$92,026	$64,381

MGA subsidiaries:
Georgia	$837	$—	$11,618	$28,853
Tennessee	—	—	—	25
Alabama	4,331	—	24,219	19,832

Total gross premiums earned	$5,168	$—	$35,837	$48,710

     The following table presents net premiums earned by state for the insurance operations on both an actual and a pro-forma basis for the periods presented. This table is reflective of the net underwriting risk retained by us after considering the effects of reinsurance. Note that Alabama premiums are assumed by us through a quota share reinsurance contract which was increased from 15% to 50% effective February 1, 2004.

	Actual		Pro Forma
	Year Ended June 30,		Year Ended June 30,
	2004	2003	2004	2003
Georgia	$5,828	$—	$29,802	$20,184
Tennessee	2,300	—	13,115	11,613
Alabama	2,247	—	8,057	2,919
Ohio	650	—	3,013	862
Missouri	309	—	1,620	995
Mississippi	371	—	2,083	1,780
Indiana	23	—	26	—

Total net premiums earned	$11,728	$—	$57,716	$38,353

     Insurance companies present a combined ratio as a measure of their overall underwriting profitability. The components of the combined ratio are as follows:

     Loss Ratio — Loss ratio is the ratio (expressed as a percentage) of losses and loss adjustment expenses incurred to premiums earned and is a basic element of underwriting profitability. We calculate this ratio based on all direct and assumed premiums earned, net of ceded reinsurance.

     Expense Ratio — Expense ratio is the ratio (expressed as a percentage) of operating expenses to premiums earned. This is a measurement which illustrates relative management efficiency in administering our operations. We calculate this ratio on a net basis as a percentage of net premiums earned. Insurance operating expenses are reduced by fee income from insureds and ceding commissions received from our reinsurer as compensation for the costs we incur in servicing this business on their behalf.

     Combined Ratio — Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100, an insurance company cannot be profitable without sufficient investment income. The following table presents the combined ratios for the insurance operations on both an actual and a pro-forma basis for the periods presented.

	Actual		Pro Forma
	Year Ended June 30,		Year Ended June 30,
	2004	2003	2004	2003
Loss and loss adjustment expense	61.1%	—	63.4%	67.5%
Expense	13.7%	—	15.8%	13.1%

	74.8%	—	79.2%	80.6%

     The invested assets of the insurance operations are generally highly liquid and consist substantially of readily marketable, investment grade, tax-free, municipal bonds. At June 30, 2004, approximately 69% of our fixed maturities portfolio was tax-exempt. Most securities held are issued by political subdivisions in the states of Georgia and Tennessee, which enables our insurance company subsidiaries to obtain premium tax credits. Investment income is primarily composed of interest earned on these securities, net of related investment expenses. Realized gains and losses on our investment portfolio may occur from time-to-time as changes are made to our holdings based upon changes in interest rates and changes in the credit quality of securities held.

     The non-standard personal automobile insurance industry is cyclical in nature. In the past, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. If new competitors enter this market, existing competitors may attempt to increase market share by lowering rates. Such conditions could lead to reduced prices, which would negatively impact USAuto’s revenues and profitability. However, we believe that during 2002 and 2003, the underwriting results in the personal automobile insurance industry improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers. Rates and premium levels for non-standard automobile insurance have stabilized during 2004.

Fiscal Year Ended June 30, 2004 Compared With Fiscal Year Ended June 30, 2003

     Actual Consolidated Results

     Net loss for the year ended June 30, 2004 was $3.8 million, as compared to a net loss of $1.9 million for the year ended June 30, 2003. The prior year’s results reflect only real estate operations and the costs associated with acquisition opportunities. The current year’s results are significantly impacted by the inclusion of two months of insurance operating results as well as the severance cost to our former employees. Total severance costs were $3.3 million. In addition, we recognized $7.9 million of expenses in the current year related to stock-based compensation, most of which related to stock options which became fully vested upon the termination of employees as a result of the USAuto acquisition. For the year ended June 30, 2004, we also recognized gains on the sale of foreclosed real estate of $4.1 million versus gains of $0.2 million in the prior year.

     Loss per share on a fully diluted basis for the year ended June 30, 2004 was $0.15, as compared to a loss of $0.09 for the year ended June 30, 2003. The net loss for the year ended June 30, 2004 was net of an income tax benefit of $2.2 million, while no tax benefit was recognized in the prior year as a result of the uncertainty of its utilization.

Pro forma Consolidated Results

     On a pro forma basis, net income for the year ended June 30, 2004 was $11.6 million, versus $9.1 million for the year ended June 30, 2003. Pro forma income per share on a fully diluted based for the year ended June 30, 2004 was $0.24, as compared to $0.19 for the year ended June 30, 2003.

     Actual Results – Real Estate and Corporate

     Loss before income taxes for the year ended June 30, 2004 was $9.2 million versus a loss before income taxes of $1.9 million for the year ended June 30, 2003.

     Investment income related to cash equivalents decreased to $0.8 million for the year ended June 30, 2004 versus $1.1 million for the same period last year. This decrease is due to lower interest rates and a decrease in the amount of available cash equivalents as a result of the effects of the USAuto acquisition.

     Gains on sales of foreclosed real estate for the year ended June 30, 2004 were $4.1 million resulting from the sale of a total of ten parcels, as compared to $0.2 million for the same period last year. Gains on sales of real estate represents proceeds received from the sale of foreclosed real estate in excess of carrying value, less selling costs.

     Stock-based compensation for the year ended June 30, 2004 was $7.9 million compared to $0.5 million for the same period last year. This increase was primarily the result of recognizing the expense for the immediate vesting, upon his termination, of nonqualified stock options granted to our former President and Chief Executive Officer, Donald J. Edwards, for an option to purchase 2,573,678 shares of our common stock at an exercise price of $3.00 per share. Additionally, this expense also includes the cost associated with an option to purchase 1,152,000 shares granted to Mr. Edwards as a result of the rights offering in accordance with the anti-dilution terms of his employment agreement, and options to purchase 392,000 shares granted to other former employees.

     Other operating expenses increased for the year ended June 30, 2004 primarily as a result of the $3.3 million in severance cost to former employees who were terminated as a result of the USAuto acquisition.

     Pro forma Results – Real Estate and Corporate

     On a pro forma basis, income before taxes for the year ended June 30, 2004 was $2.0 million versus a loss before taxes of $0.7 million for the year ended June 30, 2003. These results exclude compensation of terminated employees and reflect only the real estate operations and costs related to acquisition opportunities.

     Actual Results – Insurance Operations

     For the two months included in the operating results for the year ended June 30, 2004, the insurance operations recorded income before taxes of $3.2 million. The combined ratio for this period was 74.8% which was comprised of a loss and loss adjustment expense ratio of 61.1% and an expense ratio of 13.7%.

     Pro forma Results – Insurance Operations

     On a pro forma basis, income before taxes for the year ended June 30, 2004 was $16.6 million versus $15.6 million for the year ended June 30, 2003. These results assume that the acquisition had occurred on July 1, 2002 and therefore these results include twelve months of insurance operations.

     Net premiums earned increased 50% to $57.7 million for the year ended June 30, 2004 from $38.4 million for the same period last year. This increase is primarily related to the fact that more of our insurance business was written through our insurance company subsidiaries than for other insurance companies through our managing general agency operations. In addition, effective February 1, 2004, we increased our assumed reinsurance percentage from 15% to 50% for our Alabama business, which is written through another insurance company since we are not licensed there. Likewise, as a result of shifting the insurance underwriting to our insurance subsidiaries, commissions and fees declined over the same period and ceding commissions from our reinsurer increased.

     During the year ended June 30, 2004, the number of sales offices (or “stores”) expanded by 30, increasing from 109 at June 30, 2003 to 139 at June 30, 2004. During the fiscal year ended June 30, 2003, we opened 17 stores. The stores opened during the 2004 fiscal year were profit neutral, but are expected to be profit accretive during the 2005 fiscal year. There were a total of 146 offices open as of September 1, 2004.

     Investment income increased as the increase in invested assets more than offset the reduction in yield. The weighted average investment yield for the portfolio was 3.84% at June 30, 2004 with a duration of 4.55 years. The yield for the comparable Lehman Brothers municipal bond indices at June 30, 2004 was 3.72%.

     The loss and loss adjustment expense ratio improved from 67.5% for the year ended June 30, 2003 to 63.4% for the year ended June 30, 2004.

     Insurance operating expenses increased 14% from $36.0 million for the year ended June 30, 2003 to $41.1 million for the year ended June 30, 2004. Such increase is primarily due to the increase in net premiums earned. Insurance operating expenses for the year ended June 30, 2004 did include $1.0 million in costs incurred by USAuto as result of its acquisition by us.

Fiscal Year Ended June 30, 2003 Compared With Fiscal Year Ended June 30, 2002

     Actual Consolidated Results

     Prior to April 30, 2004, our operations consisted solely of acquisition activities and real estate operations.

     Net loss for the year ended June 30, 2003 was $1.9 million, as compared to net income of $0.5 million for the year ended June 30, 2002.

     Investment income on cash equivalents decreased to $1.1 million for the year ended June 30, 2003 from $1.3 million for the year ended June 30, 2002. This decrease was primarily due to a decrease in interest rates. Unrestricted cash increased from $56.5 million at June 30, 2002 to $56.8 million at June 30, 2003 primarily due to interest earned on unrestricted cash accounts, proceeds from the sale of foreclosed real estate and proceeds from the sale of shares of our common stock.

     Gains on sales of foreclosed real estate were $0.2 million for the year ended June 30, 2003 as compared to $0.1 million for the year ended June 30, 2002. The gains on sales of real estate represent proceeds received from the sale of foreclosed real estate in excess of carrying value. The gains recognized for the years ended June 30, 2003 and 2002 were from the sale of 58.6 acres and 59.4 acres, respectively, in San Antonio, Texas.

     Other operating expenses included compensation expense of $1.8 million for the year ended June 30, 2003 as compared to $0.1 million for the year ended June 30, 2002. The increased expense included the addition of salary expense for our President and Chief Executive Officer and two other new employees. The expense also includes $0.5 million in stock-based compensation resulting from the issuance of common stock to Mr. Edwards at a price less than the then current market value, as well as the grant of in-the-money stock options to Mr. Edwards and one other employee.

     There was a loss on the write-down of foreclosed real estate of $0.1 million for the year ended June 30, 2003. We recorded a write-down on the book values of certain parcels of land in San Antonio, Texas to adjust for decreased market values on the properties due to a softening of the local real estate market as well as the continued general economic downturn. No losses on write-downs of real estate were recognized in the same period in 2002.

Liquidity and Capital Resources

     Prior to the USAuto acquisition, our historical funding requirements have been operating expenses, including legal, audit, and consulting expenses incurred in connection with evaluation of potential acquisition candidates and other strategic opportunities. Our historical primary sources of funding for operating expenses have been proceeds from the sales of foreclosed real estate, investment income on cash and cash equivalents, and cash on hand.

     Since the completion of the USAuto acquisition, our liquidity and capital resources have become more reflective of those of a fully-integrated retailer, servicer, and underwriter of non-standard personal automobile insurance. Primary sources of funds are from premiums received, commission and fee income and investment income. Funds are used to pay claims and operating expenses, pay interest and principal repayments under the terms of our loan agreement, and purchase investments.

     Operating activities for the year ended June 30, 2004 used $0.5 million of cash compared to $1.1 million used in the same period last year. In each of the periods, cash was used for operating expenses, partially offset by investment income and proceeds from the sales of foreclosed real estate. During the year ended June 30, 2004, cash was also used for the severance costs related to the acquisition of USAuto. However, this period also included the results of insurance company operations since the April 30, 2004 acquisition.

     Net cash used by investing activities for the year ended June 30, 2004 was $67.5 million compared to $0.5 million provided in the same period last year. During the year ended June 30, 2004, $72.4 million was used in the acquisition of USAuto (net of cash received) and $4.6 million was provided from the proceeds of sales of foreclosed real estate versus only $0.7 million provided in the same period last year.

     Net cash provided by financing activities for the year ended June 30, 2004 was $49.5 million versus $1.0 million in the same period last year. During the year ended June 30, 2004, we received net proceeds of $49.4 million through the issuance of stock in the rights offering on April 30, 2004.

     The acquisition of USAuto, including acquisition expenses, required total cash of $77.7 million, which came from our cash on hand, as well as a portion of the $49.4 million net proceeds received from the rights offering. At closing, we also paid $2.9 million to extinguish a portion of USAuto’s debt. In addition, we used $5.0 million to increase the statutory capital and surplus of the insurance company subsidiaries. At June 30, 2004, we had $20.5 million available in unrestricted cash and cash equivalents outside of the insurance company subsidiaries.

     The remaining note payable to a financial institution at June 30, 2004 consisted of a term loan with an unpaid balance of $4 million, that bears interest at LIBOR plus 366 basis points. The note is payable in scheduled quarterly installments through June 30, 2007 and is secured by the common stock and certain assets of USAuto’s direct wholly-owned subsidiaries. The term loan contains certain financial covenants and requires USAuto to maintain certain financial ratios. At June 30, 2004, USAuto was in compliance with all provisions of the loan agreement, including the financial covenants and ratios, except for a Risk Based Capital ratio and a Debt Service Coverage ratio for which waivers had been obtained.

     As a result of the USAuto acquisition, we are now part of an insurance holding company system with substantially all of our operations being conducted by our insurance company subsidiaries. Accordingly, the holding company will only receive cash from operating activities as a result of investment income and the ultimate liquidation of our foreclosed real estate held for sale. Cash could be made available through loans from financial institutions, the sale of common stock, and dividends from insurance company subsidiaries. In addition, as a result of our tax net operating loss carryforwards, taxable income generated by the insurance company subsidiaries will provide cash to the holding company through an intercompany tax allocation agreement through which the insurance company subsidiaries will reimburse the holding company for current tax benefits utilized through recognition of the net operating loss carryforwards.

     State insurance laws limit the amount of dividends that may be paid from the insurance company subsidiaries. These limitations relate to statutory capital and surplus and net income. In addition, the National Association of Insurance Commissioners Model Act for risk-based capital (“RBC”) provides formulas to determine the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. A low RBC ratio would prevent an insurance company from paying dividends.

     Statutory guidelines suggest that the insurance company subsidiaries should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. We believe that the insurance company subsidiaries have sufficient financial resources available to support their net premium writings in both the short-term and the reasonably foreseeable future.

     There was a loss for the write-down of foreclosed real estate of $142,000 for the year ended June 30, 2003 as a result of a write-down on the book values of certain parcels of land in San Antonio, Texas to adjust for decreased market values on the properties due to a softening of the local real estate market. No losses for write-downs of real estate were recognized in the same period in 2004. There are six remaining parcels of land remaining to be sold in the San Antonio area, totaling 310 acres. As of August 31, 2004, we have received conditional contracts or letters of intent on properties totaling more than $0.9 million in book value. No assurance can be provided, however, that any of these contracts or expressions of interest ultimately will culminate in a successful sale.

     We believe that existing cash and investment balances, when combined with anticipated cash flows generated from operations, will be adequate to meet our expected liquidity needs in both the short term and the reasonably foreseeable future.

Non-renewal of Quota-Share Reinsurance

     As a result of the additional available liquidity to increase the statutory capital and surplus of the insurance company subsidiaries, effective September 1, 2004, we have elected to not renew our 50% quota share reinsurance treaty. This non-renewal will have the effect of eliminating quota-share reinsurance on all premiums earned after the non-renewal date. This non-renewal will have the effect of recapturing the portion of our net underwriting profit that was ceded to the quota-share reinsurer. In addition, we expect our invested assets to increase which will allow us to earn additional investment income. Likewise, in the future, our consolidated balance sheet will no longer reflect prepaid reinsurance premiums and the reinsurance recoverables and amounts due to reinsurance will decrease significantly. On a pro-forma basis for the year ended June 30, 2004, ceded premiums earned by the reinsurer were $44.4 million.

Contractual Obligations

     The following table summarizes all of our contractual obligations by period as of June 30, 2004 (in thousands):

	Payments Due By Period
		Less than			More than
	Total	1 year	1-3 Years	3-5 Years	5 years
Note payable to financial institution	$4,000	$1,000	$3,000	$—	$—
Operating leases	6,392	1,735	2,211	1,128	1,318

Total contractual cash obligations	$10,392	$2,735	$5,211	$1,128	$1,318

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements (other than operating leases) or financing activities with special-purpose entities.

Critical Accounting Policies

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. As more information becomes known, these estimates and assumptions could change, thus having an impact on the amounts reported in the future. The following are considered to be our critical accounting policies:

     Valuation of deferred tax asset. Income taxes are maintained in accordance with SFAS No. 109, “Accounting for Income Taxes,” whereby deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and operating loss and tax credit carryforwards and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Valuation of the deferred tax asset is considered a critical accounting policy because the determination of our ability to utilize the asset involves a number of management assumptions relating to future operations that could materially affect the determination of the ultimate value and, therefore, the carrying amount of our deferred tax asset.

     Based on business activity prior to the USAuto acquisition, management believed it was more likely than not that we would not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance had been established. Based upon our estimates of our future taxable income after the USAuto acquisition, we have reduced our deferred tax valuation allowance by $41.3 million. At June 30, 2004, our total gross deferred tax asset is $85.8 million, and we had net operating loss carryforwards for federal income tax purposes of approximately $222 million. On a net basis, the deferred tax asset is $45.4 million after an allowance of $40.4 million. Realization of this deferred tax asset is dependent upon our generation of sufficient taxable income in the future. If future taxable income is not sufficient to recover the deferred tax assets, the maximum charge to the provision for income taxes will be $45.4 million. If we generate sufficient future taxable income to fully utilize the deferred tax assets as of June 30, 2004, the maximum benefit for income taxes will be $40.4 million.

     Losses and loss adjustment expense reserves. Months and sometimes years may elapse between the occurrence of an automobile accident covered by one of our insurance policies, the reporting of the accident and the payment of the claim. We record a liability for estimates of losses that will be paid for accidents that have been reported, which is referred to as case reserves. In addition, since accidents are not always reported when they occur, we estimate liabilities for accidents that have occurred but have not been reported, which are referred to herein as “incurred but not reported,” or IBNR reserves.

     We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies that the insurance company subsidiaries underwrite. Each of the insurance company subsidiaries establishes a reserve for all of its unpaid losses and loss adjustment expenses, including case and IBNR reserves, and estimates for the cost to settle the claims. We rely primarily on historical loss experience in determining reserve levels, on the assumption that historical loss experience provides a good indication of future loss experience. We also consider various other factors, such as inflation, claims settlement patterns, legislative activity and litigation trends. We continually monitor these estimates and as experience develops or new information becomes known, increase or decrease the level of its reserves in the period in which changes to the estimates are determined. Accordingly, the actual losses and loss adjustment expenses may differ materially from the estimates we have recorded.

     Goodwill and identifiable intangible assets. The USAuto acquisition resulted in goodwill of $97.3 million, subject to increase in the event additional shares are issued pursuant to the terms of the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net assets of USAuto. The acquisition also resulted in other identifiable intangible assets of $6.0 million. As required by SFAS No. 142, we will perform an annual impairment test of goodwill and identifiable intangible assets. If impairment indicators exist between the annual testing periods, management will perform an interim impairment test. Should either an annual or interim impairment test determine that the fair value of USAuto is below the carrying value, a write-down of these assets for USAuto will be required. In evaluating whether impairment exists, management also considers the fair value in excess of the carrying value for certain assets.

Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard, (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which is effective for fiscal years beginning after December 31, 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and income (loss) per share in annual and interim financial statements. Effective July 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148.

     EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses certain aspects of accounting for arrangements in which a vendor performs multiple revenue-generating activities. EITF 00-21 specifies certain criteria to determine whether multiple revenue-generating activities represent one or more units of accounting and how the arrangement consideration should be allocated to the separate units of accounting. EITF 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management has determined that the adoption of the provisions of EITF 00-21 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We have an exposure to interest rate risk relating to fixed maturity investments. Changes in market interest rates directly impact the market value of the fixed maturity securities. Some fixed income securities have call or prepayment options. This subjects us to reinvestment risk as issuers may call their securities, which could result in us reinvesting the proceeds at lower interest rates. We manage exposure to interest rate risks by adhering to specific guidelines in connection with its investment portfolio. We exclusively invest in municipal bonds that have been rated “A” or better by Standard & Poors. At June 30, 2004, 95.5% of the portfolio was invested in securities rated “AA” or better by Standard & Poors and 100% in securities rated “A” or better by Standard & Poors. We have not recognized any other than temporary losses on the investment portfolio. We also utilize the services of a professional fixed income investment manager.

     As of June 30, 2004, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities portfolio would have resulted in an estimated decrease in fair value of 5%, or approximately $1.7 million. As of the same date, the impact of an immediate 100 basis point decrease in market interest rates on our fixed maturities portfolio would have resulted in an estimated increase in fair value of 5%, or approximately $1.7 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2004 and 2003

Consolidated Statements of Operations for the Years Ended June 30, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended June 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Acceptance Corporation:

We have audited the accompanying consolidated balance sheets of First Acceptance Corporation and subsidiaries, formerly known as Liberté Investors, Inc., as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Acceptance Corporation and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas
September 23, 2004

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

June 30, 2004 and 2003

	2004	2003
ASSETS
Fixed maturities, available-for-sale at market value (amortized cost: $33,298)	$33,243	$—
Cash and cash equivalents	38,352	56,847
Fiduciary funds – restricted	1,851	—
Premiums and fees receivable from policyholders and agents	32,076	—
Reinsurance recoverables	12,297	—
Prepaid reinsurance premiums	12,384	—
Deferred tax asset	45,493	—
Other assets	3,545	425
Property and equipment	2,404	187
Foreclosed real estate held for sale	1,108	1,594
Goodwill	97,304	—
Identifiable intangible assets	5,610	—

TOTAL	$285,667	$59,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$30,434	$—
Unearned premiums	33,433	—
Deferred fee income	2,590	—
Amounts due to reinsurers	11,899	—
Amounts due to insurance companies	1,851	—
Note payable to financial institution	4,000	—
Deferred ceding commissions, net	300	—
Federal income taxes payable	1,032	—
Other liabilities	5,902	978

Total liabilities	91,441	978

Commitments and contingencies (notes 4, 5, 7, 13, 15 and 18)
Stockholders’ equity:
Common stock, $.01 par value, 75,000 and 50,000 shares authorized, respectively; 46,535 and 20,589 shares issued and outstanding, respectively	465	206
Preferred stock, $.01 par value, 10,000 shares authorized in 2004	—	—
Additional paid-in capital	450,658	312,451
Deferred compensation expense	—	(1,516)
Accumulated other comprehensive loss:
Net unrealized depreciation on investments	(35)	—
Accumulated deficit	(256,862)	(253,066)

Total stockholders’ equity	194,226	58,075

TOTAL	$285,667	$59,053

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

Years Ended June 30, 2004, 2003 and 2002

	2004	2003	2002
Revenues:
Premiums earned	$11,728	$—	$—
Commissions and fees	4,401	—	—
Ceding commissions from reinsurer	1,925	—	—
Gains on sales of foreclosed real estate	4,147	233	139
Investment income	958	1,098	1,335
Net realized losses on sales of investments	(6)	—	—

Total revenues	23,153	1,331	1,474

Expenses:
Losses and loss adjustment expenses	7,167	—	—
Insurance operating expenses	7,194	—	—
Other operating expenses	6,235	2,637	988
Stock-based compensation	7,850	546	—
Depreciation	258	10	6
Amortization of identifiable intangible assets	390	—	—
Interest expense	44	—	—

Total expenses	29,138	3,193	994

(Loss) income before income taxes	(5,985)	(1,862)	480
Income tax benefit	2,189	—	—

Net (loss) income	$(3,796)	$(1,862)	$480

Basic and diluted net (loss) income per share	$(0.15)	$(0.09)	$0.02

Basic and diluted weighted average shares outstanding	24,965	20,420	20,256

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

Years Ended June 30, 2004, 2003 and 2002

					Accumulated
	Common Stock		Additional paid-in	Deferred compensation	other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	expense	loss	deficit	equity
Balances at July 1, 2001	20,256	$203	$309,392	$—	$—	$(251,562)	$58,033
Net income	—	—	—	—	—	480	480
Dividends paid ($0.006 per share)	—	—	—	—	—	(122)	(122)

Balances at June 30, 2002	20,256	203	309,392	—	—	(251,204)	58,391
Net loss	—	—	—	—	—	(1,862)	(1,862)
Stock issued to officer	333	3	1,197	—	—	—	1,200
Issuance of stock options	—	—	1,862	(1,862)	—	—	—
Amortization of deferred compensation expense	—	—	—	346	—	—	346

Balances at June 30, 2003	20,589	206	312,451	(1,516)	—	(253,066)	58,075
Net loss						(3,796)	(3,796)
Other comprehensive loss—change in unrealized depreciation on investments	—	—	—	—	(35)	—	(35)

Comprehensive loss							(3,831)

Issuance of stock options	—	—	6,334	(92)	—	—	6,242
Stock rights offering	12,560	126	49,238	—	—	—	49,364
Stock issued in acquisition	13,250	132	82,230	—	—	—	82,362
Exercise of stock options	136	1	405	—	—	—	406
Amortization of deferred compensation expense	—	—	—	1,608	—	—	1,608

Balances at June 30, 2004	46,535	$465	$450,658	$—	$(35)	$(256,862)	$194,226

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended June 30, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net (loss) income	$(3,796)	$(1,862)	$480
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	648	10	6
Stock-based compensation	7,850	546	—
Amortization of premium on fixed maturities	65	—	—
Deferred income taxes	(2,283)	—	—
Gains on sales of foreclosed real estate	(4,147)	(233)	(139)
Loss on write-down of foreclosed real estate	—	142	—
Net realized losses on sales of investments	6	—	—
Change in:
Fiduciary funds – restricted	125	—	—
Premiums and fees receivable from policyholders and agents	2,518	—	—
Reinsurance recoverables	(1,015)	—	—
Prepaid reinsurance premiums	(215)	—	—
Other assets	(9)	(192)	(138)
Loss and loss adjustment expense reserves	2,440	—	—
Unearned premiums	(1,535)	—	—
Deferred fee income	(168)	—	—
Amounts due to reinsurers	(949)	—	—
Amounts due to insurance companies	(125)	—	—
Deferred ceding commissions, net	300	—	—
Federal income taxes payable	(525)	—	—
Other liabilities	330	449	22

Net cash (used in) provided by operating activities	(485)	(1,140)	231

Cash flows from investing activities:
Proceeds from sales of foreclosed real estate	4,634	672	298
Acquisitions of property and equipment	(68)	(195)	—
Purchases of fixed maturities, available-for-sale	(10,371)	—	—
Sales and maturities of fixed maturities, available-for-sale	10,673	—	—
Acquisition, net of cash received	(72,398)	—	—

Net cash (used in) provided by investing activities	(67,530)	477	298

Cash flows from financing activities:
Net proceeds from issuance of common stock	49,364	1,000	—
Exercise of stock options	406	—	—
Dividends on common stock	—	—	(122)
Payments on borrowings	(250)	—	—

Net cash provided by (used in) financing activities	49,520	1,000	(122)

Net (decrease) increase in cash and cash equivalents	(18,495)	337	407
Cash and cash equivalents, beginning of year	56,847	56,510	56,103

Cash and cash equivalents, end of year	$38,352	$56,847	$56,510

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Years Ended June 30, 2004, 2003 and 2002

1. Summary of Significant Accounting Policies

     A. General

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

     Since August 1996, the Company has been actively pursuing opportunities to acquire one or more operating companies in order to increase value to existing stockholders and provide a new focus and direction for the Company. The Company’s primary objective has been to seek long-term growth through an acquisition of a business rather than short-term earnings. As further discussed in Note 2, to that end, on April 30, 2004, the Company acquired USAuto Holdings, Inc. (“USAuto”) for consideration consisting of $76.0 million in cash, 13,250 shares of the Company’s common stock, and up to an additional 750 shares of common stock that may be issued at a later date if certain financial targets are reached. A portion of the cash consideration was raised in a stock rights offering.

     USAuto is a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. USAuto currently writes non-standard personal automobile insurance in Georgia, Tennessee, Alabama, Ohio, Missouri, Mississippi and Indiana, and is licensed as an insurer in 16 additional states. Business is written through two subsidiaries, USAuto Insurance Company, Inc. and Village Insurance Company, Inc. (the “Insurance Companies”.) Neither company is licensed in Alabama where business is assumed through reinsurance contracts with unaffiliated insurance companies. Incidental run-off operations are also conducted by USAuto as a managing general agency whereby premiums are written on behalf of other insurance companies. For the two months ended June 30, 2004, approximately 50%, 20% and 19% of USAuto’s gross premiums written were generated in Georgia, Tennessee and Alabama, respectively.

     Effective at the consummation of the acquisition of USAuto, the Company changed its name to First Acceptance Corporation. At such time, the executive officers of USAuto were appointed as executive officers of the newly combined enterprise and the Company’s previous executive officers resigned from their positions, and their employment was terminated.

     B. Basis of Consolidation and Reporting

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries which are all wholly owned. All intercompany accounts and transactions are eliminated in consolidation.

     C. Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. It also requires disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
Years Ended June 30, 2004, 2003 and 2002

     D. Investments

     Fixed maturities, available for sale, are bonds with fixed principal payment schedules, held for indefinite periods of time, and may be used as a part of the Company’s asset/liability strategy or sold in response to changes in interest rates, anticipated prepayments, risk/reward characteristics, liquidity needs or other economic factors. These securities are carried at market value with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported in other comprehensive income or loss. Market values are obtained from a recognized pricing service.

     Investment securities are exposed to various risks such as interest rate, market and credit risk. Market values of securities fluctuate based on the magnitude of changing market conditions; significant changes in market conditions could materially affect portfolio value in the near term. When a security has a decline in market value which is other than temporary, the Company reduces the carrying value of such security to its current market value.

     Realized gains and losses on sales of securities are computed based on specific identification.

     E. Fiduciary Funds-Restricted

     Fiduciary funds-restricted represent premiums received from insureds (net of commissions and fee income) not yet remitted to the insurance companies represented by the Company’s managing general agency subsidiaries. Fiduciary funds are required to be kept in regulated bank accounts subject to guidelines which emphasize capital preservation and liquidity. Such funds are not available for corporate purposes. The Company is entitled to retain interest income earned on fiduciary funds. Fiduciary funds-restricted consist solely of cash balances.

     F. Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets (ranging from three to seven years) using the straight-line method.

     G. Insurance Premiums

     Insurance premiums are earned on a pro-rata basis over the respective terms of the policies. Premiums are paid monthly by insureds and are generally collected in advance of providing risk coverage, minimizing the Company’s exposure to credit risk.

     H. Reinsurance

     Reinsurance arrangements are short-duration prospective contracts for which prepaid reinsurance premiums are amortized ratably over the related policy terms. Ceding commission income with retrospective adjustment features is calculated based upon the related estimated incurred losses and loss expenses including a provision for unreported losses.

     I. Deferred Ceding Commissions / Deferred Acquisition Costs

     Deferred acquisition costs include premium taxes and other variable underwriting and direct sales costs incurred in connection with writing business. These costs are deferred and amortized, net of deferred ceding commission income from our reinsurer, over the policy period in which the related premiums are earned.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
Years Ended June 30, 2004, 2003 and 2002

     J. Loss and Loss Adjustment Expense Reserves

     Loss and loss adjustment expense reserves are undiscounted (except for the purchase accounting as discussed below) and represent case-basis estimates of reported losses and estimates based on certain actuarial assumptions regarding the past experience of reported losses, including an estimate of losses incurred but not reported (“IBNR”). Management believes that the losses and loss adjustment reserves are adequate to cover the ultimate liability. However, such estimate may be more or less than the amount ultimately paid when the claims are finally settled.

     Under purchase accounting, the fair value of loss and loss adjustment expense reserves and related reinsurance recoverables as of the April 30, 2004 acquisition date was estimated based on the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables, and included a profit and risk margin. In determining the fair value estimate, USAuto’s historical undiscounted net loss reserves were adjusted to present value assuming a 1.5% discount rate, which approximated the two-year U.S. Treasury rate. The discounting pattern was actuarially developed from USAuto’s historical loss data. An estimated profit and risk margin of 4% was then applied to the discounted loss reserves to reflect an estimate of the cost USAuto would incur to reinsure the full amount of the net loss and loss adjustment expense reserves with a third party reinsurer. This margin was based upon management’s assessment of the uncertainty inherent in the net loss reserves and our knowledge of the reinsurance marketplace. For the two months ended June 30, 2004, $214 of the net margin/discount was accreted to income.

     K. Fee Income

     The Company offers policyholders the option, for a fixed monthly fee, to pay for their insurance premium in equal monthly installments. Such installment billing fees are recognized as revenue when each installment is billed. Motor club fees written by an affiliate are earned on a pro-rata basis over the respective terms of the contracts. Fees are paid monthly by motor club members and are generally collected in advance of providing coverage, minimizing the Company’s exposure to credit risk.

     L. Foreclosed Real Estate Held for Sale

     Foreclosed real estate held for sale is recorded at the lower of cost or fair value less estimated costs to sell. Cost is the carrying amount of the mortgage note at the time of foreclosure net of any allowances. The Company periodically reviews its portfolio of foreclosed real estate held for sale using current information including (i) independent appraisals, (ii) general economic factors affecting the area where the property is located, (iii) recent sales activity and asking prices for comparable properties and (iv) costs to sell and/or develop that would serve to lower the expected proceeds from the disposal of the real estate. Gains (losses) realized on liquidation are recorded directly to operations.

     M. Goodwill and Other Identifiable Intangible Assets

     Goodwill and other identifiable intangible assets are solely attributable to the Company’s April 30, 2004 acquisition of USAuto. Goodwill and indefinite-life intangible assets are not amortized for financial statement purposes but are instead tested annually for impairment. On a go-forward basis, the Company has chosen June 30 of each year as its annual impairment testing date for goodwill and other intangible assets. Included in other identifiable intangible assets is an amount related to the value of policy renewals at the date of acquisition which is being amortized over a 24-month period in proportion to anticipated policy expirations. As of June 30, 2004, the Company has recorded no impairment in connection with goodwill and other intangible assets. For the two months ended June 30, 2004, $390 relating to the identifiable intangible assets was amortized against income. Amortization expense for the years ended June 30, 2005 and 2006 will be $744 and $66, respectively.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
Years Ended June 30, 2004, 2003 and 2002

     N. Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     O. New Accounting Standards

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard, (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which is effective for fiscal years beginning after December 31, 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and income (loss) per share in annual and interim financial statements. Effective July 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148.

     EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses certain aspects of accounting for arrangements in which a vendor performs multiple revenue-generating activities. EITF 00-21 specifies certain criteria to determine whether multiple revenue-generating activities represent one or more units of accounting and how the arrangement consideration should be allocated to the separate units of accounting. EITF 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management has determined that the adoption of the provisions of EITF 00-21 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     P. Supplemental Cash Flow Information

     Cash and cash equivalents consist of bank demand deposits and highly-liquid investments. For purposes of the consolidated statement of cash flows, the Company considers all investments with original maturities of three months or less to be cash.

     During the year ended June 30, 2004, the Company paid $670 in income taxes and $44 in interest.

     Q. Basic and Diluted Net (Loss) Income Per Share

     Basic net (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares, while diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of such common shares and dilutive share equivalents.

     R. Financial Statement Presentation

     Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the current year’s presentation.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
Years Ended June 30, 2004, 2003 and 2002

     S. Stock-based compensation

     Prior to July 1, 2003, the Company applied APB No. 25 in accounting for employee stock options. Under APB No. 25, the difference between the aggregate market value and exercise price of the securities underlying the stock options at grant date, or intrinsic value, is recorded as compensation expense on a straight-line basis over the vesting period. If the employee stock options had been accounted for under SFAS No. 123, the fair value of the stock options would have been recorded as compensation expense on a straight-line basis over the vesting period. The following table, as prescribed by SFAS No. 148, illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation. The fair value of the options awarded was estimated at the grant date using the Black-Scholes option pricing model, which includes the following assumptions: risk-free interest rate based on the ten-year U.S. Treasury Note rate; expected option life of ten years; expected volatility of 36% to 38%; and no expected dividends.

	Years Ended June 30,
	2004	2003
Net loss before income taxes, as reported	$(5,985)	$(1,862)
Add: Stock-based employee compensation expense included in reported net loss	7,850	546
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(11,598)	(1,443)

Net loss before income taxes, pro forma	(9,733)	(2,759)
Income tax benefit, pro forma	3,501	—

Net loss, pro forma	$(6,232)	$(2,759)

Net loss per share:
Basic and diluted – as reported	$(0.15)	$(0.09)
Basic and diluted – pro forma	$(0.25)	$(0.14)

     There was no stock-based employee compensation during the fiscal year ended June 30, 2002.

2. Acquisition of USAuto and Stock Rights Offering

     On April 30, 2004, the Company consummated an agreement dated December 15, 2003 to acquire 100% of the outstanding common stock of USAuto. The results of USAuto’s operations have been included in the consolidated financial statements since that date.

     The aggregate purchase price was $160,080 consisting of $76,000 in cash, 13,250 shares of the Company’s common stock valued at $82,362 and $1,718 in acquisition expenses. In addition, the Company paid $2,905 in USAuto debt at closing. The value of the shares issued was determined based on the average market price of the Company’s common stock over the three-day period before and after the terms of the acquisition were agreed to and announced. Up to an additional 750 shares may also be issued at a later date if certain financial targets through December 31, 2004 are reached. Such consideration will be recorded as additional goodwill related to the acquisition at such time that the financial targets may be reached.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
Years Ended June 30, 2004, 2003 and 2002

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition based on third-party valuations.

Cash and cash equivalents	$8,225
Net tangible assets	7,274
Identifiable intangible assets	6,000
Goodwill	97,304
Change in deferred tax asset valuation allowance	41,277

Total assets acquired	$160,080

     As a result of the USAuto acquisition, management reduced the Company’s deferred tax allowance by $41,277 based upon internally-prepared projected operating results for USAuto and such amount was recorded as a reduction in goodwill.

     Of the $6,000 in acquired identifiable intangible assets, $1,500 and $3,300 were assigned to state insurance licenses and trademark and trade names, respectively, that are not subject to amortization. The remaining $1,200 of acquired identifiable intangible assets relate to the value of policy renewals and is being amortized over a 24-month period in proportion to anticipated policy expirations.

     The Company raised a part of the cash portion of the consideration to fund the acquisition by offering the Company’s stockholders the opportunity to purchase shares of common stock through a stock rights offering at $4.00 per share, which raised $49,364 net of expenses. In order to guarantee that the Company would be able to raise the entire amount of the offering, Gerald J. Ford, the Company’s Chairman of the Board of Directors, agreed, through certain of his affiliates, to backstop the rights offering by purchasing, at the subscription price, the shares of the stock that were not purchased by other stockholders. Such affiliates purchased 599 shares, or 4.8%, of the total shares sold in the rights offering.

3. Investments

     A. Restriction

     At June 30, 2004, the Insurance Companies had fixed maturities and cash with an amortized cost of $3,982 on deposit with various insurance departments as a requirement of doing business in those states.

     B. Investment Income and Net Realized Gains and Losses

     The major categories of investment income are as follows:

	Years ended June 30,
	2004	2003	2002
Fixed maturities, available for sale	$200	$—	$—
Cash and cash equivalents	778	1,098	1,335
Investment expenses	(20)	—	—

	$958	$1,098	$1,335

     Net realized losses on investments for the year ended June 30, 2004 were all derived from fixed maturities available for sale and consisted of losses of $47 net of gains of $41.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
Years Ended June 30, 2004, 2003 and 2002

     C. Fixed Maturities, Available for Sale

     The composition of the portfolio at June 30, 2004 was as follows. At June 30, 2004, approximately 69% of the portfolio was tax-exempt.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government	$295	$9	$—	$304
State	3,839	15	(18)	3,836
Political subdivisions	7,103	17	(63)	7,057
Special revenue and special assessment	22,061	136	(151)	22,046

	$33,298	$177	$(232)	$33,243

     The composition of maturities of the portfolio at June 30, 2004 was as follows:

	Amortized	Market
	Cost	Value
One year or less	$1,062	$1,064
One to five years	8,243	8,330
Five to ten years	14,582	14,497
Greater than ten years	9,411	9,352

	$33,298	$33,243

4. Reinsurance

     The Insurance Companies reinsure risks on both a quota-share and excess-of-loss basis (for catastrophic events) with other insurance organizations to provide them with additional underwriting capacity and minimize their risk. Although the reinsurance agreements contractually obligate the reinsurers to reimburse the Insurance Companies for their proportionate share of losses, they do not discharge the primary liability of the Insurance Companies, who remain contingently liable in the event the reinsurers are unable to meet their contractual obligations. The Insurance Companies evaluate the financial condition of their reinsurers and monitor concentrations of credit risk to minimize their exposure to significant losses from reinsurer insolvencies.

     Amounts related to ceded unpaid losses are included in reinsurance recoverables while amounts related to ceded unearned premiums are reflected as prepaid reinsurance premiums in the consolidated financial statements.

     At June 30, 2004, the Insurance Companies had a net unsecured aggregate recoverable for unpaid losses, including IBNR, and prepaid reinsurance premiums of $12,782 from Transatlantic Reinsurance Company. Reinsurance recoverables at June 30, 2004 consisted entirely of amounts related to unpaid losses.

     Ceded premiums earned and reinsurance recoveries on losses and loss adjustment expenses for the year ended June 30, 2004 were as follows:

Ceded premiums earned	$8,459
Reinsurance recoveries on losses and loss adjustment expenses	$5,846

     USAuto also has assumed private-passenger non-standard automobile insurance premiums from other insurance companies produced by the USAuto’s managing general agency subsidiary in Alabama.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
Years Ended June 30, 2004, 2003 and 2002

     An analysis of net premiums written and earned for the year ended June 30, 2004 is summarized as follows:

	Written	Earned
Direct	$15,553	$17,582
Assumed	2,303	2,605
Ceded	(7,435)	(8,459)

Net	$10,421	$11,728

     The percentage of premiums assumed to net premiums written for the year ended June 30, 2004 was 22%.

5. Federal Income Taxes

     There was no income tax expense (benefit) recorded for the years ended June 30, 2003 or 2002 as a result of the uncertainty of the utilization of any tax benefit. Income tax expense for the year ended June 30, 2004 consisted of the following:

Federal income taxes—current	$—
Federal income taxes—deferred	(2,283)
State income taxes	94

$(2,189)

     The federal income tax expense (benefit) for the years ended June 30, 2004, 2003 and 2002 differs from the amounts computed by applying the U.S. Federal corporate tax rate of 35% (34% in 2003 and 2002) to (loss) income before income taxes as follows:

	2004	2003	2002
Computed “expected” income tax (benefit) expense	$(2,095)	$(633)	$163
Increase (decrease) in taxes resulting from:
Stock options exercised	(158)	—	—
Other	(30)	1	5
Change in the beginning of the year balance of the valuation allowance for deferred tax assets allocated to income taxes	—	632	(168)

	$(2,283)	$—	$—

     The tax effects of temporary differences that give rise to the deferred tax assets at June 30, 2004 and 2003 are presented below:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$77,736	$75,899
Stock option compensation	2,590	—
Unearned premiums and loss and loss adjustment expense reserves	1,920	—
Basis differences of foreclosed real estate	1,250	1,623
Other	2,353	2,005

Total gross deferred tax assets	85,849	79,527
Less: valuation allowance	(40,356)	(79,527)

Net deferred tax assets	$45,493	$—

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
Years Ended June 30, 2004, 2003 and 2002

     The net change in the valuation allowance for the years ended June 30, 2004, 2003 and 2002 was a (decrease) increase of ($39,171), $632 and ($168), respectively. Prior to the acquisition of USAuto, a full valuation allowance had been established, as management believed that it was more likely than not that the Company would not realize the benefits of the loss carryforwards. However, as result of the acquisition, management has reduced the valuation allowance based upon internally-prepared projected operating results.

     At June 30, 2004, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of $222,103, which are available to offset future federal taxable income. The NOL carryforwards will expire in 2005 through 2024, as shown in the table below.

Expiration Year	Amount
2005	$9,723
2006	45,091
2007	32,584
2008	36,188
2009	84,791
Thereafter	13,726

Total NOL carryforwards	$222,103

6. Net (Loss) Income Per Share

     Statement of Financial Accounting Standard No. 128 “Earnings Per Share” (“EPS”) specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

     Due to the net losses incurred for the years ended June 30, 2004 and 2003, the effects of common stock equivalents have been excluded from diluted EPS. There were no common stock equivalents outstanding at June 30, 2002. Diluted weighted average shares for the years ended June 30, 2004 and 2003 exclude incremental shares from assumed conversion of stock options of 1,101 and 593, respectively, granted to employees of the Company under the Company’s long term incentive plan. The weighted average shares for the year ended June 30, 2003 also excludes 27 available shares under the stock purchase rights granted to an officer of the Company.

7. Stock-Based Compensation

     In July 2002, the Company and Donald J. Edwards entered into an employment agreement, which was approved by the Company’s Board of Directors (the “Employment Agreement”), that set forth the terms and conditions of Mr. Edwards’ then employment as the Company’s President and Chief Executive Officer. The Employment Agreement provided for a grant of a stock option to Mr. Edwards pursuant to a Nonqualified Stock Option Agreement by and between the Company and Mr. Edwards (the “Option Agreement”). In addition, in July 2002, the Company’s Board of Directors also approved the Company’s 2002 Long Term Incentive Plan (the “Plan”). In July 2002, in accordance with the terms of the Employment Agreement, the Company’s Board of Directors granted to Mr. Edwards an option, under the Plan, to purchase 2,574 shares of common stock of the Company at an exercise price of $3.00 per share pursuant to the terms of the Option Agreement. The option expires on July 9, 2012. The aggregate market value of the securities underlying Mr. Edwards’ options at the grant date was $9,265. On April 30, 2004, as a result of the rights offering and in accordance with the terms of the Employment Agreement, Mr. Edwards was granted an additional 1,152 anti-dilution options on the same terms, and as a result of the termination of his employment, all of Mr. Edwards options were fully vested. The aggregate market value of the securities underlying Mr. Edwards’ anti-dilution options at the grant date was $7,546.

     The Employment Agreement further granted Mr. Edwards, as an inducement to his employment with the Company, the right to purchase up to 333 shares of common stock of the Company (the “Purchased Shares”) at a

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
Years Ended June 30, 2004, 2003 and 2002

price of $3.00 per share. Mr. Edwards purchased 166 and 167 shares contemplated by the Employment Agreement on July 9, 2002 and June 30, 2003, respectively. The aggregate market value of the Purchased Shares at the grant date was $1,200. The difference between the aggregate market value and purchase price of the Purchased Shares of $200 was recorded as stock-based compensation expense in the consolidated statement of operations for the year ended June 30, 2003.

     During the year ended June 30, 2003, in accordance with the terms of the Plan, the Company’s Board of Directors granted to another employee an option to purchase 250 shares of common stock of the Company at an exercise price of $3.00 per share. The option expires on November 30, 2012. The aggregate market value of the securities underlying the employee’s options at the grant date was approximately $1,068. Amortization of stock-based compensation for the year ended June 30, 2003 was $346.

     During the year ended June 30, 2004, in accordance with the terms of the Plan, the Company’s Board of Directors granted to employees, options to purchase 142 shares of common stock of the Company at an exercise price of $3.00 per share. Of these shares, 122 shares were issued upon the termination of an employee. The options expire between June 30, 2013 and April 29, 2014. The aggregate market value of the securities underlying the employees’ options at the grant dates was approximately $928. Stock-based compensation for the year ended June 30, 2004 was $7,850 which included the acceleration of amortizable amounts as a result of the immediate vesting of terminated employees’ options.

     As a closing condition to the USAuto acquisition, the Company issued to each of two USAuto executives, options to purchase 100 shares of the Company’s common stock at an exercise price of $6.64 per share which was equal to the fair market value at the time of grant. The options are subject to vesting, which is subject to acceleration upon certain events such as a change of control (as defined therein), termination of employment by such executive for good reason (as defined in their respective employment agreement), by us without cause (as defined in their respective employment agreement) or due to death or disability. The options terminate upon the first to occur: (i) the tenth anniversary of the date of grant, (ii) 12 months following the date of an executive’s termination of employment by us for cause or (iii) 24 months following the date of an executive’s termination of services for any reason other than cause.

     A summary of the status of the Company’s 2002 Long Term Incentive Plan as of June 30, 2004 and 2003 and changes during the years then ended is presented below:

	Number		Number of
	of	Exercise	Options
	Options	Price	Exercisable
Balance/price at June 30, 2002	—	—	—
Granted	2,824	$3.00
Exercised	—	N/A
Forfeited	—	N/A

Balance/price at June 30, 2003	2,824	$3.00	544
Granted	1,494	$3.00-$6.64
Exercised	(136)	3.00
Forfeited	—	N/A

Balance/price at June 30, 2004	4,182	$3.00-$6.64	3,982

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
Years Ended June 30, 2004, 2003 and 2002

8. Statutory Financial Information and Accounting Policies

     The Insurance Companies are required to file statutory-basis financial statements each December 31 with state insurance departments in all states where they are licensed. These statements are prepared in accordance with accounting practices prescribed or permitted by the Department of Insurance in each company’s respective state of domicile. Effective January 1, 2001, each state of domicile required that insurance companies domiciled in those states prepare their statutory-basis financial statements in accordance with the NAIC (“National Association of Insurance Commissioners”) Accounting Principles and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile. In addition, the Insurance Companies are required to report their risk based capital or “RBC” each December 31. Failure to maintain an adequate RBC could subject the Insurance Companies to regulatory action and maintaining an adequate RBC could restrict the payment of dividends. As of December 31, 2004, the Insurance Companies’ “RBC” levels did not subject them to any regulatory action.

     USAuto Insurance Company, Inc. (“USAuto Insurance”) is required by the Tennessee Department of Commerce and Insurance to maintain statutory capital and surplus of $2,000 and at June 30, 2004, its statutory capital and surplus as filed was $17,573. Village Auto Insurance Company, Inc. (“Village”) is required by the Georgia Department of Insurance to maintain statutory capital and surplus of $3,000 and at June 30, 2004, its statutory capital and surplus as filed was $14,516. At June 30, 2004, on a consolidated statutory basis, capital and surplus as calculated was $27,088. For the twelve months ended June 30, 2004, consolidated statutory net income as filed was $3,854.

     There are no material accounting methods prescribed or permitted by state insurance departments for either USAuto Insurance or Village that differ from NAIC statutory accounting practices.

     The maximum amount of dividends which can be paid by Tennessee and Georgia insurance companies to shareholders, without the prior approval of the respective insurance commissioner, is limited to the greater of 10% of statutory capital and surplus as of December 31 next preceding or net income (not including realized capital gains) for the year. Accordingly, as of December 31, 2003, the maximum dividend payouts which may be made by USAuto Insurance and Village without prior approval within any preceding twelve-month period are $2,800 and $950, respectively (subject to the sufficiency of unassigned surplus). USAuto Insurance paid dividends of $500 and $3,000 in October 2003 and April 2004, respectively. A portion of the April 2004 dividend was considered extraordinary and required prior approval.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
Years Ended June 30, 2004, 2003 and 2002

9. Parent Company Financial Information

     A summarized balance sheet, statement of operations and statement of cash flows, as of and for the year ended June 30, 2004, of First Acceptance Corporation (parent company), are presented below:

June 30,
2004
Balance Sheet
Assets:
Investment in subsidiaries, at equity in net assets	$22,874
Cash and cash equivalents	20,530
Deferred tax asset	44,660
Other assets	681
Foreclosed real estate held for sale	1,108
Goodwill and identifiable intangible assets	102,914
Amounts due from subsidiaries	3,562

$196,329

Liabilities:
Other liabilities	$2,103
Stockholders’ equity	194,226

$196,329

Year Ended
June 30,
2004
Statement of Operations
Gains on sales of foreclosed real estate	$4,147
Investment income	778
Equity in income of subsidiaries, net of tax	$2,411
Expenses	(14,515)

Loss before income taxes	(7,179)
Income tax benefit	3,383

Net loss	$(3,796)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
Years Ended June 30, 2004, 2003 and 2002

Year Ended
June 30, 2004
Statement of Cash Flows
Operating activities:
Net loss	$(3,796)
Equity in income of subsidiaries, net of tax	(2,411)
Depreciation and amortization	430
Stock-based compensation	7,850
Deferred income taxes	(3,383)
Gains on sales of foreclosed real estate	(4,147)
Change in assets and liabilities	(2,546)

Net cash used in operating activities	(8,003)

Investing activities:
Proceeds from sales of foreclosed real estate	4,634
Investment in subsidiary	(5,000)
Acquisition	(77,718)

Net cash used in investing activities	(78,084)
Financing activities:
Proceeds from issuance of common stock	49,364
Exercise of stock options	406

Net cash provided by financing activities	49,770

Net decrease in cash and cash equivalents	$(36,317)

10. Losses and Loss Adjustment Expenses Incurred and Paid

     Information regarding the reserve for unpaid losses and loss adjustment expenses for the year ended June 30, 2004 is as follows. Management believes that, for the two months ended June 30, 2004, there was no change in the estimate of unpaid loss and loss adjustment expense for losses and loss adjustment expenses incurred prior to the April 30,2004 acquisition date of USAuto.

Liability for unpaid loss and loss adjustment expenses at date of acquisition, gross	$27,993
Reinsurance balances recoverable	(11,281)

Liability for unpaid loss and loss adjustment expenses at date of acquisition, net	16,712

Add: Provision for losses and loss adjustment expenses	7,381
Accretion of net risk margin/discounting as of the date of acquisition	(214)

Net loss and loss adjustment expenses incurred	7,167
Less: Loss and loss adjustment expense payments	(5,742)

Liability for unpaid loss and loss adjustment expenses at end of year, gross	30,434
Reinsurance balances recoverable	(12,297)

Liability for unpaid loss and loss adjustment expenses at end of year, net	$18,137

11. Deferred Ceding Commissions / Deferred Acquisition Costs

     The costs of acquiring new and renewal business, which vary with and are directly related to the production of such business, have been deferred (net of ceding commission income from reinsurer) to the extent that such costs

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
Years Ended June 30, 2004, 2003 and 2002

are deemed recoverable from future unearned premiums and anticipated investment income. Amortization charged to income for the year ended June 30, 2004 was $18.

12. Note Payable to Financial Institution

     Note payable to financial institution at June 30, 2004 consisted of a term loan with an unpaid principal balance of $4,000, at LIBOR plus 366 basis points (4.77%) due in scheduled quarterly installments through June 30, 2007, secured by the common stock and certain assets of the USAuto’s direct wholly-owned subsidiaries.

     The maturities of the note payable as of June 30, 2004 were as follows:

Years Ending June 30,	Amount
2005	$1,000
2006	1,250
2007	1,750

Total	$4,000

     The term loan contains certain financial covenants and requires USAuto to maintain certain financial ratios. At June 30, 2004, USAuto was in compliance with all provisions of the loan agreement, including the financial covenants and ratios, except for a Risk Based Capital ratio and a Debt Service Coverage ratio for which waivers had been obtained.

13. Lease Commitments

     The Company is committed under various lease agreements for office space and equipment. Rental expense for 2004, 2003 and 2002 was $528, $87 and $76, respectively. Future minimum lease payments under these agreements are as follows:

Years Ending June 30,	Amount
2005	$1,735
2006	1,300
2007	911
2008	577
2009	551
Thereafter	1,318

Total	$6,392

     Effective with the USAuto acquisition and in accordance with the terms of the severance agreement of Mr. Donald J. Edwards, the Company’s former President and Chief Executive Officer, the Company has assigned and transferred to a new entity controlled by Mr. Edwards, all of the Company’s rights, title and interest in its lease for office space in Chicago, Illinois. Such entity has assumed all obligations under the lease and such obligations will be reimbursed to the entity by the Company during the term of the lease. The total estimated future cost of this obligation is $1,086 and such amount has been accrued in the consolidated financial statements by the Company as part of the cost of Mr. Edward’s severance.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
Years Ended June 30, 2004, 2003 and 2002

14. Property and Equipment

     The components of property and equipment as of June 30, 2004 is as follows:

Leasehold improvements	$1,529
Vehicles	79
Aircraft	985
Furniture and equipment	2,564

Total property and equipment at cost	5,157
Less: accumulated depreciation	(2,753)

Total property and equipment, net	$2,404

15. Concentrations of Credit Risk

     At June 30, 2004, the Company had certain concentrations of credit risk with several financial institutions in the form of cash, which amounted to $38,352. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

     USAuto primarily transacts business either directly with its policyholders or through four independently-owned insurance agencies in Tennessee who exclusively write insurance policies on behalf of USAuto.

     Direct policyholders make payments directly to USAuto. Balances due from policyholders are generally secured by the related unearned premium. USAuto requires a down payment at the time the policy is originated and subsequent scheduled payments are monitored in order to prevent USAuto from providing coverage beyond the date for which payment has been received. If subsequent payments are not made timely, the policy is generally cancelled at no loss to USAuto.

     Policyholders whose premiums are written through the independent agencies make their payments to these agencies who in turn remit these payments to USAuto. Balances due to USAuto resulting from premium payments made to these agencies are unsecured.

     Reinsurance is subject to credit risk relating to USAuto’s ability to collect the payments from reinsured losses due from reinsurers. Since December 1, 2000, the Company’s primary reinsurer has been Transatlantic Reinsurance Company. The current treaty took effect September 1, 2003 and is continuous, subject to annual cancellation by either party with 90 days prior written notice. (See note 21.B.) The limit, per state, on the reinsurer’s liability for its share of losses paid in excess of policy limits and for its share of extra contractual obligations is $500 each risk, each loss, subject to a total annual per state limit of liability of $2,000 for all such losses. The reinsurer’s liability arising from any act(s) of terrorism is subject to an annual per state limit of $1,500.

16. Employee Benefit Plan

     USAuto sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet specified service requirements. Under this plan, USAuto may, at its discretion, match 50% of each employee’s contribution up to 6% of the employee’s salary. USAuto’s contributions to the plan for the year ended June 30, 2004 were $38.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
Years Ended June 30, 2004, 2003 and 2002

17. Related Party Transactions

     The Company has entered into employment agreements with certain executives which grant the executives the right to receive certain benefits, including base salary, should such executives be terminated other than for cause.

     Jeremy B. Ford, a former director of the Company, is the son of Gerald J. Ford, the Chairman of the Board of Directors of the Company. Jeremy B. Ford was also an employee of the Company. For the fiscal years ended June 30, 2004 and 2003, Jeremy B. Ford’s total compensation was $253 and $130, respectively.

     Brandon L. Jones was the Company’s Senior Vice President of Business Development and is the son-in-law of Edward W. Rose, III, a former director of the Company. For the fiscal years ended June 30, 2004 and 2003, Mr. Jones’ total cash compensation was $207 and $260, respectively. Also, on December 1, 2002, pursuant to the 2002 Long Term Incentive Plan, the Company granted Mr. Jones an option to purchase 250 shares of common stock of the Company at an exercise price of $3.00 per share. In addition, upon the termination of his employment, Mr. Jones was granted an option to purchase an additional 122 shares at the same exercise price.

     Effective May 1, 2004, the Company entered into an advisory services agreement with an entity controlled by Donald J. Edwards, the former President and Chief Executive Officer and a current director of the Company, as an advisor to the Company to render advisory services (which services will be personally rendered by Mr. Edwards) in connection with financings, mergers and acquisitions and other related matters involving the Company. In consideration for the advisory services to be provided, the Company will pay to the advisor a quarterly fee of $62.5 for a four-year period. The advisory agreement may be terminated by the Company if the advisor fails or refuses to perform its services pursuant to the agreement, does any act, or fails to do any act which results in an indictment for or conviction of a felony or other similarly serious offense or upon the written agreement of the advisor. The advisor may terminate the agreement upon written consent of the Company or if the Company is in material breach of its obligations thereunder.

18. Litigation

     USAuto is named as a defendant in various lawsuits, arising in the ordinary course of business, generally relating to its insurance operations. All legal actions relating to claims made under insurance policies are considered by USAuto in establishing its loss and loss adjustment expense reserves. Management believes that the ultimate resolution of these matters will not materially affect the consolidated financial statements.

19. Fair Value of Financial Instruments

     The fair value of financial instruments has been estimated by the Company using available market information as of June 30, 2004 and 2003, and valuation methodologies considered appropriate to the circumstances:

Investments in fixed maturities are carried at market values which are obtained from a recognized pricing service.

The fair values of cash equivalents and cash and fiduciary funds-restricted approximate their carrying amounts based upon their short maturities.

The fair values of the note payable to financial institution approximates its carrying amount based upon its variable interest rate and comparability to rates currently being offered for similar notes.

20.	Segment Information

        Prior to the April 30, 2004 acquisition of USAuto, the Company’s business activities were limited to pursuing opportunities to acquire an operating company and to dispose of foreclosed real estate held for sale. As a

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
Years Ended June 30, 2004, 2003 and 2002

result of the acquisition, the Company’s primary focus is now the selling, servicing and underwriting of non-standard personal automobile insurance. Segment information is therefore only presented as of and for the year ended June 30, 2004.

     The Real Estate and Corporate segment consists of the Company’s above-mentioned business activities prior to the USAuto acquisition and interest expense associated with all debt. Total assets by segment are those assets used in the operation of each segment.

     The following table presents selected financial data as of and for the year ended June 30, 2004:

		Real Estate
		and	Consolidated
	Insurance	Corporate	Total
Revenues:
Premiums earned	$11,728	$—	$11,728
Commissions and fees	4,401	—	4,401
Ceding commissions from reinsurer	1,925	—	1,925
Gains on sales of foreclosed real estate	—	4,147	4,147
Investment income	180	778	958
Net realized losses on sales of investments	(6)	—	(6)

Total revenues	18,228	4,925	23,153
Expenses:
Losses and loss adjustment expenses	7,167	—	7,167
Operating expenses	7,194	6,235	13,429
Stock-based compensation	—	7,850	7,850
Depreciation and amortization	608	40	648
Interest expense	—	44	44

Total expenses	14,969	14,169	29,138

Income (loss) before income taxes	$3,259	$(9,244)	$(5,985)

Total assets	$117,823	$167,844	$285,667

21. Subsequent Events

     A. Release of Real Estate Property Tax Liens

     The Company’s wholly-owned subsidiary, LNC Holdings, Inc., owned approximately 41 acres of land located in Arlington, Texas until July 6, 2004. This property was encumbered by property tax liens totaling $1,700, including penalties and interest. The property has no carrying value due to the encumbrances. On July 6, 2004, the City of Arlington took possession of and title to the property in order to satisfy outstanding tax liens. LNC Holdings, Inc. has accrued property taxes and related penalties and interest for calendar years 1996 through 2004 totaling $433. The remainder of the tax lien relates to the property prior to LNC Holdings, Inc.’s ownership of the property, and is against the property in rem only. Since the sole asset has been taken by the City of Arlington, it is management’s belief that the Company has no obligation for any outstanding tax liens for this property for the period of 1996 though 2004, or until the date of possession by the City in 2004. As a result of the City’s action, the Company will reverse the $433 accrual during the three months ended September 30, 2004.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
Years Ended June 30, 2004, 2003 and 2002

     B. Non-renewal of Quota-Share Reinsurance

     As a result of its acquisition by the Company and the resulting available liquidity to increase the statutory capital and surplus of the Insurance Companies, effective September 1, 2004, the Insurance Companies have elected to not renew their 50% quota-share reinsurance treaty. As part of such non-renewal, an election was also made to “cut-off” the reinsurance as of the non-renewal date. Therefore, on such date, the reinsurer will return the ceded unearned premium, net of ceding commissions, to the Insurance Companies, and the reinsurer will not be liable for any losses incurred after the non-renewal date.

22. Business Combination (unaudited)

     The following unaudited pro forma consolidated statements of income have been derived by the application of pro forma adjustments to the Company’s historical consolidated statements of income. The unaudited pro forma consolidated statements of income for the years ended June 30, 2004 and 2003 give effect to the USAuto acquisition and related transactions, including the rights offering and the application of the proceeds therefrom, as if they had been consummated on July 1, 2002. Assumptions underlying the pro forma adjustments are described in the accompanying notes which should be read in conjunction with these unaudited pro forma consolidated statements of income.

		USAuto
		Historical
		Ten Months Ended	Pro forma		Company
Pro forma Statement of Income	Company	April 30, 2004	Adjustments		Pro forma
Year Ended June 30, 2004	Historical	(unaudited)	(unaudited)		(unaudited)
Revenues:
Premiums earned	$11,728	$45,988	$—		$57,716
Commissions and fees	4,401	21,874	—		26,275
Ceding commissions from reinsurer	1,925	8,749	—		10,674
Gains on sales of foreclosed real estate	4,147	—	—		4,147
Investment income	958	827	(354	) (a)	1,431
Net realized (losses) gains on sales of investments	(6)	86	—		80

Total revenues	23,153	77,524	(354)		100,323

Expenses:
Losses and loss adjustment expenses	7,167	29,465	(16	) (b)	36,616
Insurance operating expenses	7,194	34,015	(67	) (c)	41,142
Operating expenses	6,235	—	(3,957	) (d)	2,278
Stock-based compensation	7,850	—	(7,850	) (e)	—
Depreciation and amortization	648	536	182	(f)	1,366
Interest	44	274	—		318

Total expenses	29,138	64,290	(11,708)		81,720

Income (loss) before income taxes	(5,985)	13,234	11,354		18,603
Income tax (benefit) expense	(2,189)	2,373	6,799	(g)	6,983

Net (loss) income	$(3,796)	$10,861	$4,555		$11,620

Basic net (loss) income per share	$(0.15)				$0.25
Diluted net (loss) income per share	$(0.15)				$0.24
Weighted average basic shares	24,965				46,405 (h)
Weighted average diluted shares	24,965				47,883 (h)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
Years Ended June 30, 2004, 2003 and 2002

		USAuto
		Historical
		Year Ended	Pro forma			Company
Pro forma Statement of Income	Company	June 30, 2003	Adjustments			Pro forma
Year Ended June 30, 2003	Historical	(unaudited)	(unaudited)			(unaudited)
Revenues:
Premiums earned	$—	$38,353	$—			$38,353
Commissions and fees	—	33,462	—			33,462
Ceding commissions from reinsurer	—	6,952	—			6,952
Gains on sales of foreclosed real estate	233	—	—			233
Investment income	1,098	545	(354)	(a	)	1,289
Net realized gains on sales of investments	—	148	—			148

Total revenues	1,331	79,460	(354)			80,437

Expenses:
Losses and loss adjustment expenses	—	26,034	(129)	(b	)	25,905
Insurance operating expenses	—	36,362	(400)	(c	)	35,962
Operating expenses	2,637	—	(989)	(d	)	1,648
Stock-based compensation	546	—	(546)	(e	)	—
Depreciation and amortization	10	736	1,208	(f	)	1,954
Interest	—	29	—			29

Total expenses	3,193	63,161	(856)			65,498

Income (loss) before income taxes	(1,862)	16,299	502			14,939
Income tax expense	—	1,904	3,940	(g	)	5,844

Net (loss) income	$(1,862)	$14,395	$(3,438)			$9,095

Basic net (loss) income per share	$(0.09)					$0.20
Diluted net (loss) income per share	$(0.09)					$0.19
Weighted average basic shares	20,420					46,229	(h	)
Weighted average diluted shares	20,420					46,985	(h	)

Notes to unaudited pro forma consolidated statements of income:

(a)	To eliminate investment income that would not have been earned if the acquisition had been completed on July 1, 2002.

(b)	To accrete fair value adjustment to loss and loss adjustment expense reserves.

(c)	To record net increase in salary expense reflecting new employment agreements with USAuto executives effective with the acquisition and eliminate loan guarantee fees that are no longer required following the acquisition.

(d)	To eliminate compensation expense of Company employees terminated pursuant to the terms of the acquisition agreement effective upon closing of acquisition and to include the expense of a new advisory agreement (see note 17).

(e)	To eliminate stock-based compensation expense of Company employees terminated pursuant to the terms of the acquisition agreement effective upon closing of the acquisition.

(f)	To amortize identifiable intangible assets resulting from the acquisition and also eliminate depreciation on assets disposed of as part of Company employee severance cost as result of the acquisition.

(g)	To record the additional income tax expense as result of (1) the change in tax status of certain USAuto subsidiary companies from S corporation to C corporation, (2) expected utilization of available NOL carryforwards and (3) the tax-effect of deductible pro forma adjustments.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
(F/K/A LIBERTÉ INVESTORS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
Years Ended June 30, 2004, 2003 and 2002

(h)	Includes the dilutive effect of stock options issued to Company employees as result of the acquisition as if such options had been issued on July 1, 2002.

23. Selected Quarterly Financial Data (unaudited)

     Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data are summarized as follows. Note that there was no income tax expense (benefit) recorded for the years ended June 30, 2003 and 2002 as a result of the uncertainty of the utilization of any tax benefit.

	Quarters
	First	Second	Third	Fourth
Fiscal Year 2002
Operating revenues	$455	$474	$277	$268
Net income	$239	$216	$16	$9
Basic and diluted net income per share:	$0.01	$0.01	$0.00	$0.00
Fiscal Year 2003
Operating revenues	$525	$280	$265	$261
Net loss	$(341)	$(279)	$(447)	$(795)
Basic and diluted net loss per share:	$(0.02)	$(0.01)	$(0.02)	$(0.04)
Fiscal Year 2004
Operating revenues	$1,549	$301	$2,917	$18,386
Net income (loss) before income taxes	$880	$(754)	$2,194	$(8,305)
Net income (loss)	$880	$(754)	$2,194	$(6,116)
Basic and diluted net income (loss) per share:	$0.04	$(0.04)	$0.10	$(0.16)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2004. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting

     During the fourth fiscal quarter of the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to our directors, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2004, under the caption “Election of Directors,” is incorporated herein by reference. Pursuant to General Instruction G(3), information concerning our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2004, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

     Information with respect to our code of business conduct and ethics, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 28, 2004, under the caption “Code of Business Conduct and Ethics,” is incorporated herein by reference.

Item 11. Executive Compensation

     Information with respect to our executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2004, under the caption “Executive Compensation,” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2004, under the captions “Stock Ownership” and “Equity Compensation Plan Information,” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information with respect to certain relationships and related transactions, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2004, under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     Information with respect to the fees paid to and services provided by our principal accountant, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2004, under the caption “Fees Billed to Us by KPMG LLP During 2004,” is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1)	Consolidated Financial Statements: see Index to Consolidated Financial Statements on Page 37.

(2)	Financial Statement Schedules. All financial statement schedules are omitted as the information is either included in the notes to the consolidated financial statements or is not applicable.

(3)	Exhibits: See the exhibit listing set forth below.

Exhibit
Number
2.1	Plan of Reorganization dated as of April 1, 1996, between the Trust and the Company (incorporated by reference to Exhibit 2.1 of Registration Statement No. 333-07439 on Form S-4, filed by the Company, (the “Registration Statement”)).

2.2	Stock Purchase Agreement dated as of January 16, 1996, between Liberté Investors Trust and Hunter’s Glen/Ford, Ltd. (the “Purchaser”) (incorporated by reference to Exhibit 4.1 of Liberté Investors Trust’s Current Report on Form 8-K filed with the Commission on January 24, 1996), as amended by the Amendment to the Stock Purchase Agreement, dated as of February 27, 1996, and the Second Amendment to the Stock Purchase Agreement, dated as of March 28, 1996 (incorporated by reference to Exhibit 2.1 of Liberté Investors Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

2.3	Agreement and Plan of Merger by and among the Company, USAH Merger Sub, Inc., USAuto Holdings, Inc. and the Stockholders of USAuto Holdings, Inc., dated as of December 15, 2003 (incorporated by reference to Exhibit 2.1 of Registration Statement No. 333-111161 on Form S-1, filed by the Company).

3.1	Restated Certificate of Incorporation of First Acceptance Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K dated May 3, 2004).

3.2	Amended and Restated Bylaws of First Acceptance Corporation

4.1	Form of Registration Rights Agreement dated August 16, 1996, between the Company and the Purchaser (incorporated by reference to Exhibit 4.1 of the Registration Statement).

Exhibit
Number
4.2	Form of Agreement Clarifying Registration Rights dated August 16, 1996, between the Company, the Purchaser, the Enloe Descendants’ Trust, and Robert Ted Enloe, III (incorporated by reference to Exhibit 4.3 of the Registration Statement).

4.3	Registration Rights Agreement dated as of July 1, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 11, 2002).

4.4	Form of certificate representing shares of common stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed December 26, 2002).

10.1	Form of Indemnification Agreement for the Company’s directors and officers and schedule of substantially identical documents (incorporated by reference to Exhibit 10.2 of the Registration Statement).

10.2	Employment Agreement dated as of July 1, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 11, 2002).*

10.3	First Acceptance Corporation 2002 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed May 18, 2004).*

10.4	Nonqualified Stock Option Agreement dated as of July 9, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated July 11, 2002).*

10.5	Indemnification Agreement dated as of July 1, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated July 11, 2002).

10.6	Stock Purchase Agreement dated as of July 9, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-8 dated December 26, 2002).*

10.7	Stock Purchase Agreement dated as of June 30, 2003, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K dated September 26, 2003).*

10.8	Advisory Services Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Edwards Capital LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.9	Separation Agreement dated as of April 30, 2004, by and between First Acceptance Corporation and Donald J. Edwards (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.10	Employment Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.11	Employment Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.12	Nonqualified Stock Option Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

Exhibit
Number
10.13	Nonqualified Stock Option Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.14	Registration Rights Agreement, dated as of April 30, 2004, by and among First Acceptance Corporation, Stephen J. Harrison and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated May 3, 2004).

10.15	Severance Compensation Agreement, dated as of August 24, 2004, by and between First Acceptance Corporation and Charles David Hamilton.*

14	First Acceptance Corporation Code of Business Conduct and Ethics.

21	Subsidiaries of First Acceptance Corporation.

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION

Date: September 28, 2004	By	/s/ Stephen J. Harrison

Stephen J. Harrison
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/s/	Stephen J. Harrison	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 28, 2004

Stephen J. Harrison

/s/	Charles D. Hamilton	Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 28, 2004

Charles D. Hamilton

/s/	Gerald J. Ford	Chairman of the Board of Directors	September 28, 2004

Gerald J. Ford

/s/	Thomas M. Harrison, Jr	Executive Vice President, Secretary and Director	September 28, 2004

Thomas M. Harrison, Jr.

/s/	Gene H. Bishop	Director	September 28, 2004

Gene H. Bishop

/s/	Rhodes R. Bobbitt	Director	September 28, 2004

Rhodes R. Bobbitt

/s/	Harvey B. Cash	Director	September 28, 2004

Harvey B. Cash

/s/	Donald J. Edwards	Director	September 28, 2004

Donald J. Edwards

/s/	Lyndon L. Olson	Director	September 28, 2004

Lyndon L. Olson

/s/	William A. Shipp, Jr.	Director	September 28, 2004

William A. Shipp, Jr.