Form 10-Q
period 2004-09-30
FIRST ACCEPTANCE CORP /DE/
filed 2004-11-12
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 1-6802

First Acceptance Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1328153 (I.R.S. Employer Identification No.)

3813 Green Hills Village Drive Nashville, Tennessee (Address of principal executive offices)	37215 (Zip Code)

(615) 844-2800
(Registrant’s telephone number, including area code)

N/A
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

Yes [   ]                      No [X]

As of November 11, 2004, there were outstanding 46,681,438 shares of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

 i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,
	2004	June 30,
	(Unaudited)	2004
ASSETS
Fixed maturities, available-for-sale at market value (amortized cost: $42,610 and $33,298)	$43,303	$33,243
Investment in mutual fund, at market value	10,196	—
Cash and cash equivalents	24,654	38,352
Fiduciary funds – restricted	1,841	1,851
Premiums and fees receivable from policyholders and agents	33,079	32,076
Reinsurance recoverables	12,179	12,297
Prepaid reinsurance premiums	—	12,384
Deferred tax asset	43,291	45,493
Other assets	3,500	3,545
Property and equipment	2,189	2,404
Foreclosed real estate held for sale	1,108	1,108
Deferred acquisition costs	1,891	—
Goodwill	97,304	97,304
Identifiable intangible assets	5,230	5,610

TOTAL	$279,765	$285,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$32,142	$30,434
Unearned premiums	35,259	33,433
Deferred fee income	2,534	2,590
Amounts due to reinsurers	—	11,899
Amounts due to insurance companies	1,841	1,851
Note payable to financial institution	3,750	4,000
Deferred ceding commissions, net	—	300
Federal income taxes payable	—	1,032
Other liabilities	5,532	5,902

Total liabilities	81,058	91,441

Stockholders’ equity:
Common stock, $.01 par value, 75,000 shares authorized; 46,771 and 46,535 shares issued; 46,681 and 46,535 shares outstanding	467	465
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Additional paid-in capital	451,427	450,658
Accumulated other comprehensive income/(loss):
Net unrealized appreciation/(depreciation) on investments	450	(35)
Accumulated deficit	(252,998)	(256,862)
Treasury stock, 90 shares, at cost	(639)	—

Total stockholders’ equity	198,707	194,226

TOTAL	$279,765	$285,667

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Revenues:
Premiums earned	$21,685	$—
Commissions and fees	6,672	—
Ceding commissions from reinsurer	1,937	—
Gains on sales of foreclosed real estate	—	1,310
Investment income	609	239

Total revenues	30,903	1,549

Expenses:
Losses and loss adjustment expenses	13,430	—
Insurance operating expenses	10,406	—
Other operating expenses	369	560
Stock-based compensation	61	102
Depreciation	289	7
Amortization of identifiable intangible assets	380	—
Interest expense	70	—

Total expenses	25,005	669

Income before income taxes	5,898	880
Income tax expense	2,034	—

Net income	$3,864	$880

Basic net income per share	$0.08	$0.04

Diluted net income per share	$0.08	$0.04

Weighted average basic shares	46,659	20,589

Weighted average diluted shares	48,041	21,211

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)
Three Months Ended September 30, 2004

	Common Stock		Additional	Accumulated other			Total
			paid-in	comprehensive	Accumulated	Treasury	stockholders’
	Shares	Amount	capital	Income/(loss)	deficit	Stock	equity
Balances at July 1, 2004	46,535	$465	$450,658	$(35)	$(256,862)	—	$194,226
Net income	—	—	—	—	3,864	—	3,864
Other comprehensive income – change in unrealized appreciation/(depreciation) on investments	—	—	—	485	—	—	485

Comprehensive income	—	—	—	—	—	—	4,349

Stock-based compensation	—	—	61	—	—	—	61
Purchase of treasury stock, at cost	—	—	—	—	—	(639)	(639)
Exercise of stock options	236	2	708	—	—	—	710

Balances at September 30, 2004	46,771	$467	$451,427	$450	$(252,998)	(639)	$198,707

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,864	$880
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	669	7
Stock-based compensation	61	102
Amortization of premium on fixed maturities	59	—
Deferred income taxes	1,941	—
Gains on sales of foreclosed real estate	—	(1,310)
Change in:
Fiduciary funds – restricted	10	—
Premiums and fees receivable from policyholders and agents	(1,003)	—
Reinsurance recoverables	118	—
Prepaid reinsurance premiums	12,384	—
Other assets	45	(360)
Deferred acquisition costs, net	(2,191)	—
Loss and loss adjustment expense reserves	1,708	—
Unearned premiums	1,826	—
Deferred fee income	(56)	—
Amounts due to reinsurers	(11,899)	—
Amounts due to insurance companies	(10)	—
Federal income taxes payable	(1,032)	—
Other liabilities	(370)	363

Net cash provided by (used in) operating activities	6,124	(318)

Cash flows from investing activities:
Proceeds from sales of foreclosed real estate	—	1,539
Acquisitions of property and equipment	(74)	(42)
Purchases of fixed maturities, available-for-sale	(10,486)	—
Sales and maturities of fixed maturities, available-for-sale	1,113	—
Purchases of investment in mutual fund	(10,196)	—

Net cash (used in) provided by investing activities	(19,643)	1,497

Cash flows from financing activities:
Purchase of treasury stock	(639)	—
Exercise of stock options	710	—
Payments on borrowings	(250)	—

Net cash used in financing activities	(179)	—

Net (decrease) increase in cash and cash equivalents	(13,698)	1,179
Cash and cash equivalents, beginning of period	38,352	56,847

Cash and cash equivalents, end of period	$24,654	$58,026

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(Unaudited)

1. General

     First Acceptance Corporation (the “Company”) is a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. The Company currently writes non-standard personal automobile insurance in Georgia, Tennessee, Alabama, Ohio, Mississippi, Missouri and Indiana and is licensed as an insurer in 16 additional states. Business is written through two insurance company subsidiaries, USAuto Insurance Company, Inc. and Village Insurance Company, Inc. In Alabama, the Company assumes business through reinsurance contracts with unaffiliated insurance companies, since neither of the Company’s insurance company subsidiaries is currently licensed there. Incidental run-off operations are also conducted by the Company as a managing general agency whereby premiums are written on behalf of other insurance companies.

2. Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. These unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. It also requires disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

     Certain amounts in the consolidated financial statements for the prior period have been reclassified to conform with the current period’s presentation.

3. Income Taxes

     There was no income tax expense recorded for the three months ended September 30, 2003 as a result of net operating losses available to offset federal taxable income for which a full valuation allowance had been established. The valuation allowance was adjusted in connection with the April 30, 2004 acquisition of USAuto Holdings, Inc. (“USAuto”). For the three months ended September 30, 2004, there was no change in the deferred tax asset valuation allowance.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(Unaudited)

4. Net Income per Share

     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	September 30,
	2004	2003
Net income	$3,864	$880

Weighted average common basic shares	46,659	20,589
Effect of dilutive securities — options	1,382	622

Weighted average common dilutive shares	48,041	21,211

Basic net income per share	$0.08	$0.04

Diluted net income per share	$0.08	$0.04

5. Stock-Based Compensation

     Prior to July 1, 2003, the Company applied APB No. 25 in accounting for employee stock options. Under APB No. 25, the difference between the aggregate market value and exercise price of the securities underlying the stock options at grant date, or intrinsic value, is recorded as compensation expense on a straight-line basis over the vesting period. If the employee stock options had been accounted for under SFAS No. 123, the fair value of the stock options would have been recorded as compensation expense on a straight-line basis over the vesting period. The following table, as prescribed by SFAS No. 148, illustrates the effect on net income and net income per share for the three months ended September 30, 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based compensation. There is no effect for the three months ended September 30, 2004 since all stock options issued under APB No. 25 were fully vested prior to July 1, 2004.

Three Months Ended
September 30, 2003
Net income before income taxes, as reported	$880
Add: Stock-based compensation expense included in reported net income	102
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(241)

Net income before income taxes, pro forma	741
Income tax expense, pro forma	—

Net income, pro forma	$741

Net income per share:
Basic, as reported	$0.04
Basic, pro forma	$0.04
Diluted, as reported	$0.04
Diluted, pro forma	$0.03

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(Unaudited)

6. Reinsurance

     Effective September 1, 2004, the Company elected to not renew its 50% quota-share reinsurance treaty. As part of such non-renewal, an election was also made to “cut-off” the reinsurance as of the non-renewal date. Therefore, on such date, the reinsurer returned the ceded unearned premium (prepaid reinsurance premiums) to the Company, and the reinsurer is not liable for any losses incurred after the non-renewal date.

7. Business Combination

     The following pro forma consolidated statement of income has been derived by the application of pro forma adjustments to the Company’s historical consolidated statements of income. The pro forma consolidated statement of income for the three months ended September 30, 2003 gives effect to the acquisition of USAuto and related transactions as if they had been consummated on July 1, 2003. Assumptions underlying the pro forma adjustments are described in the accompanying notes, which should be read in conjunction with this pro forma consolidated statement of income.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(Unaudited)

		USAuto
Pro forma Statement of Income	Company	Historical	Pro forma		Company
Three Months Ended September 30, 2003	Historical	September 30, 2003	Adjustments		Pro forma
Revenues:
Premiums earned	$—	$12,145	$—		$12,145
Commissions and fees	—	7,788	—		7,788
Ceding commissions from reinsurer	—	2,827	—		2,827
Gains on sales of foreclosed real estate	1,310	—	—		1,310
Investment income	239	233	(89	)(a)	383
Net realized gains on sales of investments	—	1	—		1

Total revenues	1,549	22,994	(89)		24,454

Expenses:
Losses and loss adjustment expenses	—	8,449	(173	)(b)	8,276
Insurance operating expenses	—	9,996	(133	)(c)	9,863
Other operating expenses	560	—	(191	)(d)	369
Stock-based compensation	102	—	(102	)(e)	—
Depreciation and amortization	7	251	537	(f)	795
Interest expense	—	70	—		70

Total expenses	669	18,766	(62)		19,373

Income before income taxes	880	4,228	(27)		5,081
Income tax expense	—	560	1,422	(g)	1,982

Net income	$880	$3,668	$(1,449)		$3,099

Basic net income per share	$0.04				$0.07
Diluted net income per share	$0.04				$0.07
Weighted average basic shares	20,589				46,218	(h)
Weighted average diluted shares	21,211				46,929	(h)

Notes to pro forma consolidated statements of income:

(a)	To eliminate investment income that would not have been earned if the acquisition had been completed on July 1, 2003.

(b)	To record accretion of the fair value adjustment to loss and loss adjustment expense reserves.

(c)	To record net increase in salary expense reflecting new employment agreements with USAuto executives effective with the acquisition and to eliminate loan guarantee fees that are no longer required following the acquisition.

(d)	To eliminate compensation expense of Company employees terminated pursuant to the terms of the acquisition agreement effective upon closing of acquisition and to include the expense of a new advisory agreement.

(e)	To eliminate stock-based compensation expense of Company employees terminated pursuant to the terms of the acquisition agreement effective upon closing of the acquisition.

(f)	To amortize identifiable intangible assets resulting from the acquisition and to eliminate depreciation on assets disposed of as part of Company employee severance cost as result of the acquisition.

(g)	To record additional income tax expense as result of (1) the change in tax status of certain USAuto subsidiary companies from S corporation to C corporation, (2) expected utilization of available NOL carryforwards and (3) the tax-effect of deductible pro forma adjustments.

(h)	Includes the dilutive effect of stock options issued to Company employees as result of the acquisition as if such options had been issued on July 1, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this report.

General

     Prior to our April 30, 2004 acquisition of USAuto Holdings, Inc. (“USAuto”), we were engaged in pursuing opportunities to acquire one or more operating companies. In addition, we marketed for sale a portfolio of foreclosed real estate. We will continue to market the remaining real estate held (consisting of six tracts of land in San Antonio, Texas) and will attempt to sell it on a basis that provides us with the best economic return. New investments in real estate are not anticipated, with the exception of a pending $0.3 million acquisition of a tract of land adjacent to one of our properties to enhance the marketability of the owned parcel.

     As a result of the USAuto acquisition, we are now principally a retailer, servicer and underwriter of non-standard personal automobile insurance, based in Nashville, Tennessee. Non-standard personal automobile insurance is made available to individuals who are categorized as “non-standard” because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type and, in most instances, who are required by law to buy a minimum amount of automobile insurance.

     As of October 31, 2004, we owned and operated 165 retail locations, staffed by employee-agents. Our employee-agents exclusively sell insurance products either underwritten or serviced by us. We currently write non-standard personal automobile insurance in seven states: Georgia, Tennessee, Alabama, Ohio, Mississippi, Missouri and Indiana. We are also licensed as an insurer in 16 additional states.

     Our consolidated financial statements vary in important respects from our historical consolidated financial statements due to the acquisition of USAuto. The three months ended September 30, 2003 reflect the results from our previous acquisition activities and real estate operations, while the three months ended September 30, 2004 reflect primarily the results from our insurance operations.

     Our results for the three months ended September 30, 2003 included expenses that have been discontinued as a result of the acquisition of USAuto. These expenses principally consisted of compensation to employees who were terminated in connection with the acquisition. However, the current period includes (as will future periods) the cost of an advisory services agreement with an entity controlled by Donald J. Edwards, our former Chief Executive Officer. These items have been incorporated into the presentation of pro forma operating results for the three months ended September 30, 2003, which assume that the acquisition of USAuto occurred on July 1, 2003. See note 7 to the consolidated financial statements.

Consolidated Results of Operations

Overview

     The three months ended September 30, 2004 reflect the results of our insurance operations, while the three months ended September 30, 2003 reflect the results of our acquisition activities and real estate operations. In addition to the actual results, we discuss pro forma operating results for the three months ended September 30, 2003 that assume that the USAuto acquisition occurred on July 1, 2003. We also separately discuss both the results of the insurance operations and the real estate and corporate activities. Segment information is summarized below on both an actual and pro forma basis for the periods presented.

Insurance

	Actual		Pro forma
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2003
Revenues:
Premiums earned	$21,685	$—	$12,145
Commissions and fees	6,672	—	7,788
Ceding commissions from reinsurer	1,937	—	2,827
Investment income	355	—	233
Other	—	—	1

Total revenues	30,649	—	22,994

Expenses:
Losses and loss adjustment expenses	13,430	—	8,276
Operating expenses	10,406	—	9,863
Depreciation and amortization	669	—	795

Total expenses	24,505	—	18,934

Income before income taxes	$6,144	$—	$4,060

Real Estate And Corporate

	Actual		Pro forma
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2003
Revenues:
Gains on sales of foreclosed real estate	$—	$1,310	$1,310
Investment income	254	239	150

Total revenues	254	1,549	1,460

Expenses:
Operating expenses	369	560	369
Stock-based compensation	61	102	—
Depreciation	—	7	—
Interest expense	70	—	70

Total expenses	500	669	439

(Loss) income before income taxes	$(246)	$880	$1,021

     Our insurance operations derive revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in seven states. We conduct our underwriting operations through two insurance company subsidiaries, USAuto Insurance Company, Inc. and Village Auto Insurance Company, Inc. Our insurance operations revenues are primarily from:

•	premiums earned from sales of policies issued by the insurance company subsidiaries, net of the portion of those premiums that have been ceded to reinsurers;

•	fee income, which includes policy and installment billing fees on policies written as well as fees for other ancillary services (principally a motor club product);

•	commission income paid by our reinsurer to us for ceded premiums (up until the September 1, 2004 non-renewal of our quota-share reinsurance); and

•	investment income earned on the invested assets of the insurance company subsidiaries.

To a lesser extent, we are also winding down operations in which our managing general agency subsidiaries (MGA subsidiaries) receive commissions for selling and servicing policies on behalf of third-party insurance companies.

     The following table presents gross premiums earned by state for the insurance operations separately for policies written by the insurance company subsidiaries and for policies issued by the MGA subsidiaries on behalf of other insurance companies, on both an actual and a pro forma basis for the periods presented. We believe this table illustrates the total gross premiums serviced by us and under our control.

	Actual		Pro forma
	Three Month Ended		Three Month Ended
	September 30,		September 30,
	2004	2003	2003
Insurance company subsidiaries:
Georgia	$15,986	$—	$12,341
Tennessee	6,401	—	6,171
Ohio	2,017	—	1,060
Mississippi	961	—	948
Missouri	890	—	702
Indiana	134	—	—

Total gross premiums earned	$26,389	$—	$21,222

MGA subsidiaries:
Alabama	$6,309	$—	$5,868
Georgia	919	—	4,507

Total gross premiums earned	$7,288	$—	$10,375

     The following table presents net premiums earned by state for the insurance operations on both an actual and a pro forma basis for the periods presented. This table represents the net underwriting risk retained by us after considering the effects of reinsurance. Note that the Alabama premiums shown are assumed by us through a quota share reinsurance contract, which was increased from 15% to 50%, effective February 1, 2004.

	Actual		Pro forma
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2003
Georgia	$11,232	$—	$6,658
Tennessee	4,344	—	3,128
Alabama	3,284	—	971
Ohio	1,393	—	541
Mississippi	683	—	500
Missouri	616	—	347
Indiana	133	—	—

Total net premiums earned	$21,685	$—	$12,145

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

     Expense Ratio — Expense ratio is the ratio (expressed as a percentage) of operating expenses to premiums earned. This is a measurement that illustrates relative management efficiency in administering our operations. We calculate this ratio on a net basis as a percentage of net premiums earned. Insurance operating expenses are reduced by fee income from insureds and ceding commissions received from our reinsurer as compensation for the costs we incur in servicing this business on their behalf.

     Combined Ratio — Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100, an insurance company cannot be profitable without sufficient investment income. The following table presents the combined ratios for the insurance operations on both an actual and a pro forma basis for the periods presented.

	Actual		Pro forma
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2003
Loss and loss adjustment expense	61.9%	—	68.1%
Expense	13.6	—	10.2

	75.5%	—	78.3%

     The invested assets of the insurance operations are generally highly liquid and consist substantially of readily marketable, investment grade, municipal bonds. At September 30, 2004, approximately 49% of our fixed maturities portfolio was tax-exempt. This percentage has reduced and will continue to reduce over time as we move to a taxable portfolio in order to maximize the utilization of our tax net operating loss carryforwards. Most securities held are issued by political subdivisions in the states of Georgia and Tennessee as these type of investments enable our insurance company subsidiaries to obtain premium tax credits. Investment income is composed primarily of interest earned on these securities, net of related investment expenses. Realized gains and losses on our investment portfolio may occur from time to time as changes are made to our holdings based upon changes in interest rates and changes in the credit quality of securities held.

     The non-standard personal automobile insurance industry is somewhat cyclical in nature. In the past, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. If new competitors enter this market, existing competitors may attempt to increase market share by lowering rates. Such conditions could lead to reduced prices, which would have a negative impact on our revenues and profitability. However, we believe that during 2002 and 2003, the underwriting results in the personal automobile insurance industry improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers, while rates and premium levels for non-standard automobile insurance have stabilized during 2004.

Three Months Ended September 30, 2004 Compared With Three Months Ended September 30, 2003

     Actual Consolidated Results

     Net income for the three months ended September 30, 2004 was $3.9 million versus $0.9 million for the three months ended September 30, 2003. The prior year’s results reflect only real estate operations and the costs associated with acquisition opportunities, while the current year reflects insurance operating results.

     Net income per share on both a basic and a diluted basis for the three months ended September 30, 2004 was $0.08 as compared to $0.04 for the three months ended September 30, 2003. No tax expense was recognized for the three months ended September 30, 2003, as a result of net operating losses available to offset federal taxable income for which a full valuation allowance had been established.

     Pro forma Consolidated Results

     On a pro forma basis, net income for the three months ended September 30, 2003 was $3.1 million. When compared to the actual net income of $3.9 million for the three months ended September 30, 2004, net income increased 26%. Pro forma net income per share on both a basic and a diluted basis for the three months ended September 30, 2003 was $0.07.

     Actual Results – Insurance Operations

     For the three months ended September 30, 2004, the insurance operations recorded income before income taxes of $6.1 million. The combined ratio for this period was 75.5%, which was comprised of a loss and loss adjustment expense ratio of 61.9% and an expense ratio of 13.6%.

     Pro forma Results – Insurance Operations

     On a pro forma basis, income before income taxes for the three months ended September 30, 2003 was $4.1 million. When compared to the actual income before income taxes of $6.1 million for the three months ended September 30, 2004, income before income taxes increased 49%.

     Net premiums earned increased 79% to $21.7 million for the three months ended September 30, 2004 from $12.1 million on a pro forma basis for the same period last year. This increase is primarily the result of three factors: (1) writing more of our insurance business in Georgia through our insurance company subsidiaries rather than through our managing general agency operations for other insurance companies; (2) increasing our assumed reinsurance percentage from 15% to 50% for our Alabama business, which is written through other insurance companies effective February 1, 2004; and (3) electing to not renew our 50% quota share reinsurance commencing September 1, 2004. In addition to these factors, the number of policies in force at September 30, 2004 increased 12% over the same date in 2003. Likewise, as a result of shifting the insurance underwriting to our insurance company subsidiaries, commissions and fees declined over the same period and, as a result of not renewing the quota share reinsurance, ceding commissions from our reinsurer decreased.

     During the three months ended September 30, 2004, the number of sales offices (or “stores”) increased by 16, increasing to 155 at September 30, 2004. During the same period last year, we opened 4 stores.

     Investment income increased primarily as a result of the increase in invested assets as a result of our growth. We expect investment income to continue to increase as we shift the investment portfolio from tax-exempt to taxable investments in order to maximize the utilization of our tax net operating loss carryforwards. The weighted average investment yield for the fixed maturities portfolio was 3.66% at September 30, 2004 with a duration of 4.8 years. The yield for the comparable Lehman Brothers municipal bond indices at September 30, 2004 was 3.53%.

     The loss and loss adjustment expense ratio improved to 61.9% for the three months ended September 30, 2004 from 68.1% on a pro forma basis for the same period in fiscal 2004. Based on our geographical spread of risk, we had no material losses as a result of the August and September 2004 hurricane activity in the Southeast.

     Insurance operating expenses increased 5% to $10.4 million for the three months ended September 30, 2004 from $9.9 million on a pro forma basis for the same period in fiscal 2004. This increase is primarily due to expenses that vary along with the increase in net premiums earned. However, in comparing these periods, the expense ratio increased from 10.2% for the three months ended September 30, 2003 to 13.6% for the three months ended September 30, 2004, primarily due to the fact that fee income from ancillary products (which reduces expenses in calculating the expense ratio) declined, and this fee income was spread over a larger base of net premiums earned. Pro forma insurance operating expenses for the three months ended September 30, 2003 included $0.3 million in costs incurred by USAuto as result of its acquisition by us.

     Overall, the combined ratio improved to 75.5% for the three months ended September 30, 2004 from 78.3% on a pro forma basis for the same period last year.

     Actual Results – Real Estate and Corporate

     Loss before income taxes for the three months ended September 30, 2004 was $0.2 million versus income before income taxes of $0.9 million for the three months ended September 30, 2003. For the three months ended September 30, 2004, there were no gains on sales of foreclosed real estate while gains of $1.3 million were recognized in the same period in fiscal 2004. Gains on sales of real estate represents proceeds received from the sale of foreclosed real estate in excess of carrying value, less selling costs.

     Investment income was $0.3 million for the three months ended September 30, 2004, compared to $0.2 million for the same period in fiscal 2004. The decrease in available cash equivalents as a result of the USAuto acquisition was offset by a higher return earned during the current period on our investment in mutual fund.

     Other operating expenses decreased for the three months ended September 30, 2004, primarily as a result of the elimination of the cost of former employees who were terminated as a result of the USAuto acquisition. The reduction in costs was partially offset by additional costs associated with being an operating public company. In addition, during the three months ended September 30, 2004, we reversed a $0.4 million property tax accrual on a parcel of foreclosed real estate held for sale that was reverted back to the taxing authority in lieu of the outstanding tax liens. This property had no carrying value due to these encumbrances.

     Pro forma Results – Real Estate and Corporate

     On a pro forma basis, income before taxes for the three months ended September 30, 2003 was $1.0 million. These results exclude compensation of terminated employees and reflect only the real estate operations and costs related to acquisition opportunities. The results also reflect interest expense on USAuto’s note payable.

Liquidity and Capital Resources

     Prior to the USAuto acquisition, our historical funding requirements were for operating expenses, including legal, audit and consulting expenses incurred in connection with the evaluation of potential acquisition candidates and other strategic opportunities. Our historical primary sources of funding for operating expenses were proceeds from the sales of foreclosed real estate and investment income on cash and cash equivalents and cash on hand.

     Since the completion of the USAuto acquisition, our liquidity and capital resources have become more reflective of those of a fully-integrated retailer, servicer and underwriter of non-standard personal automobile insurance. Primary sources of funds are premiums, commission and fee income and investment income. Funds are used to pay claims and operating expenses, pay interest and principal under the terms of our loan agreement and purchase investments.

     Operating activities for the three months ended September 30, 2004 provided $6.1 million of cash compared to $0.3 million used in the same period in fiscal 2004. The increase is the direct result of the inclusion of insurance operations in the current period.

     Net cash used by investing activities for the three months ended September 30, 2004 was $19.6 million as compared to $1.5 million provided in the same period in fiscal 2004. The fiscal 2005 period reflects the additions to our investment portfolio, while the fiscal 2004 period results include proceeds from the sales of foreclosed real estate.

     During the three months ended September 30, 2004, we increased the statutory capital and surplus of the insurance company subsidiaries by $2.0 million to support additional premium writings. At September 30, 2004, we had $20.4 million available in unrestricted cash and investments outside of the insurance company subsidiaries.

     The note payable to a financial institution at September 30, 2004 consisted of a term loan with an unpaid balance of $3.8 million that bears interest at LIBOR plus 366 basis points. The note is payable in scheduled quarterly installments through June 30, 2007 and is secured by the common stock and certain assets of USAuto’s direct wholly-owned subsidiaries. The term loan contains certain financial covenants and requires USAuto to maintain certain financial ratios. At September 30, 2004, USAuto was in compliance with all provisions of the loan agreement, including the financial covenants and ratios, except for a Risk Based Capital ratio for which a waiver had been obtained.

     As a result of the USAuto acquisition, we are now part of an insurance holding company system with substantially all of our operations conducted by our insurance company subsidiaries. Accordingly, the holding company will only receive cash from operating activities as a result of investment income and the ultimate liquidation of our foreclosed real estate held for sale. Cash could be made available through loans from financial institutions, the sale of common stock, and dividends from our insurance company subsidiaries. In addition, as a result of our tax net operating loss carryforwards, taxable income generated by the insurance company subsidiaries will provide cash to the holding company through an intercompany tax allocation agreement through which the insurance company subsidiaries will reimburse the holding company for current tax benefits utilized through recognition of the net operating loss carryforwards.

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

     There are six parcels of land remaining to be sold in the San Antonio area, totaling 310 acres. As of November 1, 2004, we had received conditional contracts or letters of intent on properties totaling more than $0.9 million in book value. No assurance can be provided, however, that any of these contracts or expressions of interest ultimately will culminate in a successful sale.

     We believe that existing cash and investment balances, when combined with anticipated cash flows generated from operations, will be adequate to meet our expected liquidity needs in both the short term and the reasonably foreseeable future. Our growth strategy includes possible acquisitions. Any acquisitions or other growth opportunities may require external financing, and we may from time to time seek to obtain external financing. We cannot assure you that additional sources of financing will be available to us or that any such financing would not negatively impact our results of operations.

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in the report, other than statements of historical fact, are forward-looking statements. You can identify these statements from our use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:

•	statements and assumptions relating to future growth, income, income per share and other financial performance measures, as well as management’s short-term and long-term performance goals;

•	statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events;

•	statements relating to our business and growth strategies; and

•	any other statements or assumptions that are not historical facts.

     We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in the “Business — Risk Factors” section of the Annual Report on Form 10-K for the year ended June 30, 2004, filed with the Securities and Exchange Commission on September 28, 2004.

     You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this report. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We have an exposure to interest rate risk relating to fixed maturity investments. Changes in market interest rates directly impact the market value of our fixed maturity securities. Some fixed income securities have call or prepayment options. This subjects us to reinvestment risk as issuers may call their securities, which could result in us reinvesting the proceeds at lower interest rates. We manage exposure to interest rate risks by adhering to specific guidelines in connection with our investment portfolio. We invest primarily in municipal bonds that have been rated “A” or better by Standard & Poors. At September 30, 2004, 96.3% of the portfolio was invested in securities rated “AA” or better by Standard & Poors, and 100% was invested in securities rated “A” or better by Standard & Poors. We have not recognized any other than temporary losses on the investment portfolio. We also utilize the services of a professional fixed income investment manager.

     As of September 30, 2004, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities portfolio would have resulted in an estimated decrease in fair value of 4.5%, or approximately $2.0 million. Conversely, as of the same date, the impact of an immediate 100 basis point decrease in market interest rates on our fixed maturities portfolio would have resulted in an estimated increase in fair value of 4.5%, or approximately $2.0 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2004. Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files under the Exchange Act.

Changes in Internal Control Over Financial Reporting

     During the period covered by this report, there has been no change in the Company’s internal control over financial reporting that has materially affected or its reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Other Information

     (a) On August 24, 2004, the Company entered into a Severance Compensation Agreement with Charles D. Hamilton, our Senior Vice President, Chief Financial Officer and Treasurer. The agreement has an initial term of three years and thereafter renews for successive one-year terms, unless terminated by the Company at least six months prior to the beginning of any renewal term. If Mr. Hamilton leaves the employment of the Company for “good reason” (as defined in the agreement) during the term of the agreement, Mr. Hamilton is entitled to in equal, monthly installments over the 12 month period following termination (i) an amount equal to his then current annual base salary; (ii) payment of his monthly premiums for continued health and dental insurance coverage for the shorter of (A) 12 months from the date of termination, (B) until he no longer has coverage under COBRA or (C) he is eligible for substantially similar coverage under a subsequent employers health plan; (iii) customary outplacement services; and (iv) accelerated vesting of any stock options. The Severance Compensation Agreement is filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are attached to this report:

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

FIRST ACCEPTANCE CORPORATION

November 12, 2004	By:	/s/ Stephen J. Harrison

Stephen J. Harrison
Chief Executive Officer

November 12, 2004	By:	/s/ Charles D. Hamilton, Jr.

Charles D. Hamilton, Jr.
Chief Financial Officer