Form 10-Q
period 2004-12-31
FIRST ACCEPTANCE CORP /DE/
filed 2005-02-14
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-12117

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

Yes ☑      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

As of February 11, 2005, there were outstanding 46,691,438 shares of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2004

i

PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2004	June 30,
	(Unaudited)	2004
ASSETS

Fixed maturities, available-for-sale at market value (amortized cost: $50,394 and $33,298)	$50,841	$33,243
Investment in mutual fund, at market value	10,393	—
Cash and cash equivalents	30,716	38,352
Fiduciary funds - restricted	1,830	1,851
Premiums and fees receivable from policyholders and agents	30,834	32,076
Reinsurance recoverables	10,848	12,297
Prepaid reinsurance premiums	—	12,384
Deferred tax asset	41,115	45,493
Other assets	3,608	3,545
Property and equipment	1,761	2,404
Foreclosed real estate held for sale	961	1,108
Deferred acquisition costs	2,214	—
Goodwill	104,024	97,304
Identifiable intangible assets	5,040	5,610

TOTAL	$294,185	$285,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$35,243	$30,434
Unearned premiums	34,530	33,433
Deferred fee income	2,344	2,590
Amounts due to reinsurers	—	11,899
Amounts due to insurance companies	1,830	1,851
Note payable to financial institution	3,500	4,000
Deferred ceding commissions, net	—	300
Federal income taxes payable	—	1,032
Other liabilities	6,683	5,902
Liability for contingent shares	6,720	—

Total liabilities	90,850	91,441

Stockholders’ equity:
Common stock, $.01 par value, 75,000 shares authorized; 46,781 and 46,535 shares issued; 46,691 and 46,535 shares outstanding	467	465
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Additional paid-in capital	451,528	450,658
Accumulated other comprehensive income/(loss):
Net unrealized appreciation/(depreciation) on investments	290	(35)
Accumulated deficit	(248,311)	(256,862)
Treasury stock, 90 shares, at cost	(639)	—

Total stockholders’ equity	203,335	194,226

TOTAL	$294,185	$285,667

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenues:
Premiums earned	$31,071	$—	$52,756	$—
Commissions and fees	6,321	—	12,993	—
Ceding commissions from reinsurer	1,666	—	3,603	—
Gains on sales of foreclosed real estate	755	99	755	1,409
Investment income	741	202	1,350	441
Gain on sale of property and equipment	171	—	171	—

Total revenues	40,725	301	71,628	1,850

Expenses:
Losses and loss adjustment expenses	20,317	—	33,747	—
Insurance operating expenses	11,533	—	21,939	—
Other operating expenses	899	949	1,267	1,509
Stock-based compensation	91	94	152	196
Depreciation	298	13	587	20
Amortization of identifiable intangible assets	190	—	570	—
Interest expense	69	—	139	—

Total expenses	33,397	1,056	58,401	1,725

Income (loss) before income taxes	7,328	(755)	13,227	125
Income tax expense	2,641	—	4,676	—

Net income (loss)	$4,687	$(755)	$8,551	$125

Basic net income (loss) per share	$0.10	$(0.04)	$0.18	$0.01

Diluted net income (loss) per share	$0.10	$(0.04)	$0.18	$0.01

Weighted average basic shares	46,686	20,589	46,672	20,589

Weighted average diluted shares	48,519	20,589	48,514	21,211

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)
Six Months Ended December 31, 2004

				Accumulated
			Additional	other			Total
	Common Stock		paid-in	comprehensive	Accumulated	Treasury	stockholders’
	Shares	Amount	capital	income/(loss)	deficit	stock	equity
Balances at July 1, 2004	46,535	$465	$450,658	$(35)	$(256,862)	—	$194,226
Net income	—	—	—	—	8,551	—	8,551

Other comprehensive income - change in unrealized appreciation/(depreciation) on investments	—	—	—	325	—	—	325

Comprehensive income	—	—	—	—	—	—	8,876

Stock-based compensation	—	—	132	—	—	—	132

Purchase of treasury stock, at cost	—	—	—	—	—	(639)	(639)

Exercise of stock options	246	2	738	—	—	—	740

Balances at December 31, 2004	46,781	$467	$451,528	$290	$(248,311)	$(639)	$203,335

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net income	$8,551	$125
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,157	20
Amortization of stock-based compensation	132	196
Amortization of premium on fixed maturities	167	—
Deferred income taxes	4,202	—
Gains on sales of foreclosed real estate	(755)	(1,409)
Gain on sale of property and equipment	(171)	—
Change in:
Fiduciary funds - restricted	21	—
Premiums and fees receivable from policyholders and agents	1,242	—
Reinsurance recoverables	1,449	—
Prepaid reinsurance premiums	12,384	—
Other assets	(63)	(1,344)
Deferred acquisition costs, net	(2,514)	—
Loss and loss adjustment expense reserves	4,809	—
Unearned premiums	1,097	—
Deferred fee income	(246)	—
Amounts due to reinsurers	(11,899)	—
Amounts due to insurance companies	(21)	—
Federal income taxes payable	(1,032)	—
Other liabilities	781	993

Net cash provided by (used in) operating activities	19,291	(1,419)

Cash flows from investing activities:
Proceeds from sales of foreclosed real estate	1,203	1,738
Addition to foreclosed real estate	(300)	—
Proceeds from sale of property and equipment	625	—
Acquisitions of property and equipment	(399)	(55)
Purchases of fixed maturities, available-for-sale	(18,608)	—
Maturities and paydowns of fixed maturities, available-for-sale	1,344	—
Purchases of investment in mutual fund	(10,393)	—

Net cash (used in) provided by investing activities	(26,528)	1,683

Cash flows from financing activities:
Purchase of treasury stock	(639)	—
Exercise of stock options	740	—
Payments on borrowings	(500)	—

Net cash used in financing activities	(399)	—

Net (decrease) increase in cash and cash equivalents	(7,636)	264
Cash and cash equivalents, beginning of period	38,352	56,847

Cash and cash equivalents, end of period	$30,716	$57,111

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(Unaudited)

1. General

     First Acceptance Corporation (the “Company”) is a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. The Company currently writes non-standard personal automobile insurance principally in Georgia, Tennessee and Alabama. Business is also written in 6 additional states and the Company is licensed as an insurer in 14 additional states. Business is written through two insurance company subsidiaries, USAuto Insurance Company, Inc. and Village Insurance Company, Inc. In Alabama, the Company assumes business through reinsurance contracts with unaffiliated insurance companies, since neither of the Company’s insurance company subsidiaries is currently licensed there. Incidental run-off operations are also conducted by the Company as a managing general agency whereby premiums are written on behalf of other insurance companies.

2. Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. These unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

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

3. Income Taxes

     There was no income tax expense recorded for the three and six months ended December 31, 2003 as a result of net operating losses available to offset federal taxable income for which a full valuation allowance had been established. The valuation allowance was adjusted in connection with the April 30, 2004 acquisition of USAuto Holdings, Inc. (“USAuto”). For the three and six months ended December 31, 2004, there was no change in the deferred tax asset valuation allowance. For the six months ended December 31, 2004, substantially all of the Company’s current income tax expense has been offset by its tax net operating loss carryforwards which has resulted in a reduction in the deferred tax asset.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(Unaudited)

4. Net Income (Loss) per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income (loss)	$4,687	$(755)	$8,551	$125

Weighted average common basic shares	46,686	20,589	46,672	20,589
Effect of dilutive securities — options	1,833	—	1,842	622

Weighted average common dilutive shares	48,519	20,589	48,514	21,211

Basic net income (loss) per share	$0.10	$(0.04)	$0.18	$0.01

Diluted net income (loss) per share	$0.10	$(0.04)	$0.18	$0.01

     Weighted average common diluted shares for the three months ended December 31, 2003 excludes incremental shares from assumed conversion of stock options of 622 due to the net loss incurred for the quarter.

5. Stock-Based Compensation

     Effective July 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148 in accounting for employee stock options. Compensation expense is calculated under the fair value method and is recorded on a straight-line basis over the vesting period.

     Prior to July 1, 2003, the Company applied APB No. 25 in accounting for employee stock options. Under APB No. 25, the difference between the aggregate market value and exercise price of the securities underlying the stock options at grant date, or intrinsic value, is recorded as compensation expense on a straight-line basis over the vesting period. If the employee stock options had been accounted for under SFAS No. 123, the fair value of the stock options would have been recorded as compensation expense on a straight-line basis over the vesting period. The following table, as prescribed by SFAS No. 148, illustrates the effect on net income (loss) and net income (loss) per share for the three and six months ended December 31, 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based compensation. There is no effect for the three and six months ended December 31, 2004 since all stock options issued under APB No. 25 were fully vested prior to July 1, 2004.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended	Six Months Ended
	December 31, 2003	December 31, 2003
Net income (loss) before income taxes, as reported	$(755)	$125
Add: Stock-based compensation expense included in reported net income (loss)	94	196
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(241)	(482)

Net loss before income taxes, pro forma	(902)	(161)
Income tax expense, pro forma	—	—

Net loss, pro forma	$(902)	$(161)

Net income (loss) per share:
Basic, as reported	$(0.04)	$0.01
Basic, pro forma	$(0.04)	$(0.01)
Diluted, as reported	$(0.04)	$0.01
Diluted, pro forma	$(0.04)	$(0.01)

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

7. Subsequent Event

     Effective January 1, 2005, the Company acquired the assets (principally the book of business and retail locations) of a non-standard automobile insurance agency in Texas for $4,000 in cash. As a result, the Company is now writing business through 15 company-owned retail locations in Texas.

8. Business Combination

     Pursuant to the terms of the acquisition of USAuto, the Company has accrued a liability for contingent shares valued at $6,720 relating to an additional 750 shares to be issued based upon the attainment of certain financial targets as of December 31, 2004. Such amount has been recorded as additional goodwill related to the acquisition.

     The following pro forma consolidated statements of income have been derived by the application of pro forma adjustments to the Company’s historical consolidated statements of income. The pro forma consolidated statements of income for the three and six months ended December 31, 2003 give effect to the acquisition of USAuto and related transactions as if they had been consummated on July 1, 2003. Assumptions underlying the pro forma adjustments are described in the accompanying notes, which should be read in conjunction with these pro forma consolidated statements of income.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(Unaudited)

		USAuto
		Historical
Pro forma Statement of Income	Company	Three Months Ended	Pro forma		Company
Three Months Ended December 31, 2003	Historical	December 31, 2003	Adjustments		Pro forma
Revenues:
Premiums earned	$—	$12,323	$—		$12,323
Commissions and fees	—	5,984	—		5,984
Ceding commissions from reinsurer	—	2,356	—		2,356
Gains on sales of foreclosed real estate	99	—	—		99
Investment income	202	239	(89	) (a)	352
Net realized gains on sales of investments	—	21	—		21

Total revenues	301	20,923	(89)		21,135

Expenses:
Losses and loss adjustment expenses	—	8,737	(49	) (b)	8,688
Insurance operating expenses	—	10,236	(167	) (c)	10,069
Other operating expenses	949	—	(230	) (d)	719
Stock-based compensation	94	—	(94	) (e)	—
Depreciation and amortization	13	302	285	(f)	600
Interest expense	—	92	—		92

Total expenses	1,056	19,367	(255)		20,168

Income (loss) before income taxes	(755)	1,556	166		967
Income tax expense	—	(86)	253	(g)	167

Net income (loss)	$(755)	$1,642	$(87)		$800

Basic net income (loss) per share	$(0.04)				$0.02
Diluted net income (loss) per share	$(0.04)				$0.02

Weighted average basic shares	20,589				46,399	(h)
Weighted average diluted shares	20,589				47,965	(h)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(Unaudited)

		USAuto
		Historical
Pro forma Statement of Income	Company	Six Months Ended	Pro forma		Company
Six Months Ended December 31, 2003	Historical	December 31, 2003	Adjustments		Pro forma
Revenues:
Premiums earned	$—	$24,468	$—		$24,468
Commissions and fees	—	13,772	—		13,772
Ceding commissions from reinsurer	—	5,183	—		5,183
Gains on sales of foreclosed real estate	1,409	—	—		1,409
Investment income	441	472	(177	) (a)	736
Net realized gains on sales of investments	—	22	—		22

Total revenues	1,850	43,917	(177)		45,590

Expenses:
Losses and loss adjustment expenses	—	17,186	(222	) (b)	16,964
Insurance operating expenses	—	20,232	(300	) (c)	19,932
Other operating expenses	1,509	—	(422	) (d)	1,087
Stock-based compensation	196	—	(196	) (e)	—
Depreciation and amortization	20	553	822	(f)	1,395
Interest expense	—	162	—		162

Total expenses	1,725	38,133	(318)		39,540

Income before income taxes	125	5,784	141		6,050
Income tax expense	—	474	1,676	(g)	2,150

Net income	$125	$5,310	$(1,535)		$3,900

Basic net income per share	$0.01				$0.08
Diluted net income per share	$0.01				$0.08

Weighted average basic shares	20,589				46,399	(h)
Weighted average diluted shares	21,211				47,965	(h)

     Notes to pro forma consolidated statements of income:

(a)	To eliminate investment income that would not have been earned if the acquisition had been completed on July 1, 2003.

(b)	To record accretion of the fair value adjustment to loss and loss adjustment expense reserves.

(c)	To record net increase in salary expense reflecting new employment agreements with USAuto executives effective with the acquisition and to eliminate loan guarantee fees that are no longer required following the acquisition.

(d)	To eliminate compensation expense of Company employees terminated pursuant to the terms of the acquisition agreement effective upon closing of acquisition and to include the expense of a new advisory agreement.

(e)	To eliminate stock-based compensation expense of Company employees terminated pursuant to the terms of the acquisition agreement effective upon closing of the acquisition.

(f)	To amortize identifiable intangible assets resulting from the acquisition and to eliminate depreciation on assets disposed of as part of Company employee severance cost as result of the acquisition.

(g)	To record additional income tax expense as result of (1) the change in tax status of certain USAuto subsidiary companies from S corporation to C corporation, (2) expected utilization of available NOL carryforwards and (3) the tax-effect of deductible pro forma adjustments.

(h)	Includes the dilutive effect of stock options issued to Company employees as result of the acquisition as if such options had been issued on July 1, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this report.

General

     Prior to our April 30, 2004 acquisition of USAuto Holdings, Inc. (“USAuto”), we were engaged in pursuing opportunities to acquire one or more operating companies. In addition, we marketed for sale a portfolio of foreclosed real estate. We will continue to market the remaining real estate held (consisting of six tracts of land in San Antonio, Texas) and will attempt to sell it on a basis that provides us with the best economic return. New investments in real estate are not anticipated, although a $0.3 million tract of land adjacent to one of our properties was acquired in December 2004 to enhance the marketability of the owned parcel.

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

     Effective January 1, 2005, we acquired the assets (principally the book of business and retail locations) of a non-standard automobile insurance agency in Texas for $4.0 million in cash. As of January 31, 2005, including the Texas acquisition, we owned and operated 197 retail locations, staffed by employee-agents. Our employee-agents exclusively sell insurance products either underwritten or serviced by us. Effective January 1, 2005, we write non-standard personal automobile insurance in 10 states and we are also licensed as an insurer in 14 additional states.

     The following table shows the changes in the number of our retail locations for the periods presented.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Retail locations:
Beginning of period	154	112	138	108
Locations opened	24	9	40	13

End of period	178	121	178	121

     Our consolidated financial statements vary in important respects from our historical consolidated financial statements due to the acquisition of USAuto. The three and six months ended December 31, 2003 reflect the results from our previous acquisition activities and real estate operations, while the three and six months ended December 31, 2004 reflect primarily the results from our insurance operations.

     Our results for the three and six months ended December 31, 2003 included expenses that have been discontinued as a result of the acquisition of USAuto. These expenses principally consisted of compensation to employees who were terminated in connection with the acquisition. However, the current periods include (as will future periods) the cost of an advisory services agreement with an entity controlled by Donald J. Edwards, our former Chief Executive Officer. These items have been incorporated into the presentation of pro forma operating results for the three and six months ended December 31, 2003, which assume that the acquisition of USAuto occurred on July 1, 2003. See note 8 to the consolidated financial statements.

Consolidated Results of Operations

Overview

     The three and six months ended December 31, 2004 reflect the results of our insurance operations, while the three and six months ended December 31, 2003 reflect the results of our acquisition activities and real estate operations. In addition to the actual results, we discuss pro forma operating results for the three and six months ended December 31, 2003 that assume that the USAuto acquisition occurred on July 1, 2003. We also separately discuss both the results of the insurance operations and the real estate and corporate activities. Segment information is summarized below on both an actual and pro forma basis for the periods presented.

	Three Months Ended December 31,			Six Months Ended December 31,
	Actual		Pro forma	Actual		Pro forma
	2004	2003	2003	2004	2003	2003
Insurance Operations	(in thousands)
Revenues:
Premiums earned	$31,071	$—	$12,323	$52,756	$—	$24,468
Commissions and fees	6,321	—	5,984	12,993	—	13,772
Ceding commissions from reinsurer	1,666	—	2,356	3,603	—	5,183
Investment income	500	—	239	855	—	472
Other	171	—	21	171	—	22

Total revenues	39,729	—	20,923	70,378	—	43,917

Expenses:
Losses and loss adjustments expenses	20,317	—	8,688	33,747	—	16,964
Operating expenses	11,533	—	10,069	21,939	—	19,932
Depreciation and amortization	488	—	600	1,157	—	1,395

Total expenses	32,338	—	19,357	56,843	—	38,291

Income before income taxes	$7,391	$—	$1,566	$13,535	$—	$5,626

	Three Months Ended December 31,			Six Months Ended December 31,
	Actual		Pro forma	Actual		Pro forma
	2004	2003	2003	2004	2003	2003
Real Estate And Corporate	(in thousands)
Revenues:
Gains on sales of foreclosed real estate	$755	$99	$99	$755	$1,409	$1,409
Investment income	241	202	113	495	441	264

Total revenues	996	301	212	1,250	1,850	1,673

Expenses:
Operating expenses	899	949	719	1,267	1,509	1,087
Stock-based compensation	91	94	—	152	196	—
Depreciation	—	13	—	—	20	—
Interest expense	69	—	92	139	—	162

Total expenses	1,059	1,056	811	1,558	1,725	1,249

(Loss) income before income taxes	$(63)	$(755)	$(599)	$(308)	$125	$424

     Our insurance operations derive revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in nine states. We conduct our underwriting operations through two insurance company subsidiaries, USAuto Insurance Company, Inc. and Village Auto Insurance Company, Inc. Our insurance operations revenues are primarily from:

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

	Three Months Ended December 31,			Six Months Ended December 31,
	Actual		Pro forma	Actual		Pro forma
	2004	2003	2003	2004	2003	2003
	(in thousands)
Insurance company subsidiaries:
Georgia	$16,651	$—	$12,120	$32,637	$—	$24,461
Tennessee	6,406	—	6,160	12,807	—	12,331
Ohio	2,417	—	1,293	4,434	—	2,353
Mississippi	1,013	—	857	1,974	—	1,805
Missouri	940	—	702	1,830	—	1,404
Indiana	335	—	—	468	—	—
Illinois	10	—	—	10	—	—
Florida	1	—	—	1	—	—

Total gross premiums earned	$27,773	$—	$21,132	$54,161	$—	$42,354

MGA subsidiaries:
Alabama	$6,278	$—	$5,516	$12,587	$—	$11,384
Georgia	665	—	3,395	1,584	—	7,902

Total gross premiums earned	$6,943	$—	$8,911	$14,171	$—	$19,286

     The following table presents the change in the total number of policies in force for the insurance operations separately for business written by the insurance company subsidiaries and for policies issued by the MGA subsidiaries on behalf of other insurance companies for the periods presented.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Insurance company subsidiaries:
Policies in force – beginning of period	71,771	58,506	69,061	59,186
Increase (decrease) during period.	2,439	(2,267)	5,149	(2,947)

Policies in force – end of period.	74,210	56,239	74,210	56,239

MGA subsidiaries:
Policies in force – beginning of period	21,114	24,607	22,324	27,828
Decrease during period	(1,051)	(2,414)	(2,261)	(5,635)

Policies in force – end of period.	20,063	22,193	20,063	22,193

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

	Three Months Ended December 31,			Six Months Ended December 31,
	Actual		Pro forma	Actual		Pro forma
	2004	2003	2003	2004	2003	2003
	(in thousands)
Georgia	$16,651	$—	$6,662	$27,883	$—	$13,320
Tennessee	6,406	—	3,167	10,750	—	6,295
Alabama	3,298	—	998	6,582	—	1,969
Ohio	2,417	—	679	3,810	—	1,220
Mississippi	1,013	—	458	1,696	—	958
Missouri	940	—	359	1,556	—	706
Indiana	335	—	—	468	—	—
Illinois	10	—	—	10	—	—
Florida	1	—	—	1	—	—

Total net premiums earned	$31,071	$—	$12,323	$52,756	$—	$24,468

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

	Three Months Ended December 31,			Six Months Ended December 31,
	Actual		Pro forma	Actual		Pro forma
	2004	2003	2003	2004	2003	2003
Loss and loss adjustment expense	65.4%	—	70.5%	64.0%	—	69.3%
Expense	14.2%	—	16.8%	14.0%	—	13.5%

	79.6%	—	87.3%	78.0%	—	82.8%

     The invested assets of the insurance operations are generally highly liquid and consist substantially of readily marketable, investment grade, municipal bonds. At December 31, 2004, approximately 43% of our fixed maturities portfolio was tax-exempt. This percentage has reduced and will continue to reduce over time as we move to a taxable portfolio. Most securities held are issued by political subdivisions in the states of Georgia and Tennessee as these type of investments enable our insurance company subsidiaries to obtain premium tax credits. Investment income is composed primarily of interest earned on these securities, net of related investment expenses. Realized gains and losses on our investment portfolio may occur from time to time as changes are made to our holdings based upon changes in interest rates and changes in the credit quality of securities held.

     The non-standard personal automobile insurance industry is somewhat cyclical in nature. In the past, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. If new competitors enter this market, existing competitors may attempt to increase market share by lowering rates. Such conditions could lead to reduced prices, which would have a negative impact on our revenues and profitability. However, we believe that during 2002 and 2003, the underwriting results in the personal automobile insurance industry improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers, while rates and premium levels for non-standard automobile insurance stabilized during 2004.

Three and Six Months Ended December 31, 2004 Compared With Three and Six Months Ended December 31, 2003

Actual Consolidated Results

     Net income for the three months ended December 31, 2004 was $4.7 million versus a loss of $0.8 million for the three months ended December 31, 2003 and net income for the six months ended December 31, 2004 was $8.6 million versus $0.1 million for the six months ended December 31, 2003. The prior fiscal year’s results reflect only real estate operations and the costs associated with acquisition opportunities, while the current fiscal year’s results reflects insurance operating results.

     Net income per share on both a basic and a diluted basis for the three months ended December 31, 2004 was $0.10 as compared to a loss of $0.04 for the three months ended December 31, 2003 and net income per share on both a basic and a diluted basis for the six months ended December 31, 2004 was $0.18 as compared to $0.01 for the six months ended December 31, 2003. No tax expense was recognized for the three and six month periods ended

December 31, 2003, as a result of net operating losses available to offset federal taxable income for which a full valuation allowance had been established.

Pro forma Consolidated Results

     On a pro forma basis, net income was $0.8 million for the three months ended December 31, 2003 and $3.9 million for the six months ended December 31, 2003. Pro forma net income per share on both a basic and a diluted basis was $0.02 for the three months ended December 31, 2003 and $0.08 for the six months ended December 31, 2003.

Actual Results – Insurance Operations

     For the three months ended December 31, 2004, the insurance operations recorded income before income taxes of $7.4 million. The combined ratio for this period was 79.6%, which was comprised of a loss and loss adjustment expense ratio of 65.4% and an expense ratio of 14.2%.

     For the six months ended December 31, 2004, the insurance operations recorded income before income taxes of $13.5 million. The combined ratio for this period was 78.0%, which was comprised of a loss and loss adjustment expense ratio of 64.0% and an expense ratio of 14.0%.

Pro forma Results – Insurance Operations

     On a pro forma basis, income before income taxes for the three months ended December 31, 2003 was $1.6 million compared to the actual income before income taxes of $7.4 million for the three months ended December 31, 2004. On a pro forma basis, income before income taxes for the six months ended December 31, 2003 was $5.6 million compared to the actual income before income taxes of $13.5 million for the six months ended December 31, 2004.

     Net premiums earned increased 153% and 116% to $31.1 million and $52.8 million, respectively, for the three and six month periods ended December 31, 2004 from $12.3 million and $24.5 million, respectively, on a pro forma basis for the same periods last year. This increase is primarily the result of electing to not renew our 50% quota share reinsurance commencing September 1, 2004. As a result, the three months ended December 31, 2004 reflect no quota share reinsurance. Such reinsurance was in effect for one month in the six months ended December 31, 2004 and for all of the six months ended December 31, 2003.

     In addition to the above factor, net premiums earned also increased as we continued to write more of our insurance business in Georgia through our insurance company subsidiaries rather than through our managing general agency operations for other insurance companies and effective February 1, 2004 we increased our assumed reinsurance percentage from 15% to 50% for our Alabama business, which is written through other insurance companies. Overall, the number of insured policies in force at December 31, 2004 increased 32% over the same date in 2003.

     Likewise, as a result of shifting the insurance underwriting to our insurance company subsidiaries, commissions and fees declined as a percentage of net premiums earned over these same periods and, as a result of not renewing the quota share reinsurance, ceding commissions from our reinsurer also decreased. The three months ended December 31, 2004, however, include an additional ceding commission of $1.7 million which has been recorded based upon the favorable loss experience during the last contract year of the quota share reinsurance program which was non-renewed effective September 1, 2004.

     During the three months ended December 31, 2004, the number of sales offices (or “stores”) increased by 24, increasing to 178 at December 31, 2004. During the same period last year, we opened 9 stores. During the six months ended December 31, 2004, the number of stores increased by 40 compared with 13 during the same period last year.

     Investment income increased primarily as a result of the increase in invested assets as a result of our growth. We expect investment income to continue to increase as we shift the investment portfolio from tax-exempt to taxable investments. The weighted average investment yield for the fixed maturities portfolio was 3.69% at December 31,

2004 with a duration of 4.1 years. The yield for the comparable Lehman Brothers municipal bond indices at December 31, 2004 was 3.57%.

     The loss and loss adjustment expense ratio improved to 65.4% and 64.0%, respectively, for the three and six month periods ended December 31, 2004 from 70.5% and 69.3%, respectively, on a pro forma basis for the same periods in fiscal 2004. The loss ratio for the three months ended December 31, 2004 increased slightly as a result of not renewing the quota share reinsurance. This occurred since the previously-reinsured business carried a slightly higher loss ratio than our retained business did since our net loss ratio was favorably impacted by the fact that we received 100% of the policy fees which are a component of net premiums earned.

     Insurance operating expenses increased 14% and 10%, respectively, to $11.5 million and $21.9 million, respectively, for the three and six month periods ended December 31, 2004 from $10.1 million and $ 19.9 million on a pro forma basis for the same periods in fiscal 2004. These increases are primarily due to expenses that vary along with the increase in net premiums earned.

     The expense ratio decreased from 16.8% for the three months ended December 31, 2003 to 14.2% for the three months ended December 31, 2004, primarily due to the additional ceding commission of $1.7 million. This favorable impact however was partially offset by declining fee income from ancillary products (which reduces expenses in calculating the expense ratio), and the fact that this fee income was spread over a larger base of net premiums earned. The expense ratio increased from 13.5% for the six months ended December 31, 2003 to 14.0% for the six months ended December 31, 2004 as a result of these same factors

     Overall, the combined ratio improved to 79.6% and 78.0%, respectively, for the three and six month periods ended December 31, 2004 from 87.3% and 82.8%, respectively, on a pro forma basis for the same periods last year.

     In addition, during the three months ended December 31, 2004, we recognized a $0.2 million gain on the sale of property and equipment as a result of the sale of an aircraft previously used in the insurance operations.

Actual Results – Real Estate and Corporate

     Loss before income taxes for the three months ended December 31, 2004 was $0.1 million versus loss before income taxes of $0.8 million for the three months ended December 31, 2003. Loss before income taxes for the six months ended December 31, 2004 was $0.3 million versus income before income taxes of $0.1 million for the six months ended December 31, 2003. For the three months ended December 31, 2004 a gain on sale of foreclosed real estate of $0.8 million was recognized versus a gain of $0.1 million in the same period in fiscal 2004. Gains on sales of real estate represents proceeds received from the sale of foreclosed real estate in excess of carrying value, less selling costs.

     Investment income was $0.2 million and $0.5 million, respectively, for the three and six month periods ended December 31, 2004, compared to $0.2 million and $0.4 million, respectively, for the same periods in fiscal 2004. The decrease in available cash equivalents as a result of the USAuto acquisition was offset by a higher return earned during the current periods on our investment in mutual fund.

     Other operating expenses decreased for the three months ended December 31, 2004, primarily as a result of the elimination of the cost of former employees who were terminated as a result of the USAuto acquisition. The reduction in costs was partially offset by additional costs associated with being an operating public company.

Pro forma Results – Real Estate and Corporate

     On a pro forma basis, loss before taxes for the three months ended December 31, 2003 was $0.6 million and income before taxes for the six months ended December 31, 2003 was $0.4 million.. These results exclude compensation of terminated employees and reflect only the real estate operations and costs related to acquisition opportunities. The results also reflect interest expense on USAuto’s note payable.

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

     Operating activities for the six months ended December 31, 2004 provided $19.3 million of cash compared to $1.4 million used in the same period in fiscal 2004. The increase is the direct result of the inclusion of insurance operations in the current period.

     Net cash used by investing activities for the three months ended December 31, 2004 was $26.5 million as compared to $1.7 million provided in the same period in fiscal 2004. The fiscal 2005 period reflects the additions to our investment portfolio, while the fiscal 2004 period results include proceeds from the sales of foreclosed real estate.

     During the six months ended December 31, 2004, we increased the statutory capital and surplus of the insurance company subsidiaries by $5.0 million to support additional premium writings. At December 31, 2004, we had $19.8 million available in unrestricted cash and investments outside of the insurance company subsidiaries. However, $4.0 million of these available funds were used in January 2005 in connection with the acquisition of the assets of a non-standard automobile agency in Texas.

     The note payable to a financial institution at December 31, 2004 consisted of a term loan with an unpaid balance of $3.5 million that bears interest at LIBOR plus 366 basis points. The note is payable in scheduled quarterly installments through June 30, 2007 and is secured by the common stock and certain assets of USAuto’s direct wholly-owned subsidiaries. The term loan contains certain financial covenants and requires USAuto to maintain certain financial ratios. At December 31, 2004, USAuto was in compliance with all provisions of the loan agreement, including the financial covenants and ratios, except for the 2003 Risk Based Capital ratio for which a waiver had been obtained and the 2004 Risk Based Capital ratio which has not been determined.

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

     We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in the “Business ¯ Risk Factors” section of the Annual Report on Form 10-K for the year ended June 30, 2004, filed with the Securities and Exchange Commission on September 28, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We have an exposure to interest rate risk relating to fixed maturity investments. Changes in market interest rates directly impact the market value of our fixed maturity securities. Some fixed income securities have call or prepayment options. This subjects us to reinvestment risk as issuers may call their securities, which could result in us reinvesting the proceeds at lower interest rates. We manage exposure to interest rate risks by adhering to specific guidelines in connection with our investment portfolio. We invest primarily in municipal bonds that have been rated “A” or better by Standard & Poors. At December 31, 2004, 98.2% of the portfolio was invested in securities rated “AA” or better by Standard & Poors, and 100% was invested in securities rated “A” or better by Standard & Poors. We have not recognized any other than temporary losses on the investment portfolio. We also utilize the services of a professional fixed income investment manager.

     As of December 31, 2004, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities portfolio would have resulted in an estimated decrease in fair value of 4.7%, or approximately $2.4 million. Conversely, as of the same date, the impact of an immediate 100 basis point decrease in market interest rates on our fixed maturities portfolio would have resulted in an estimated increase in fair value of 4.3%, or approximately $2.2 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of December 31, 2004. Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files under the Exchange Act.

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

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company’s Annual Meeting of Stockholders held on October 28, 2004, the following persons were elected to the Company’s Board of Directors for a one-year term:

	Votes For	Votes Withheld
Gene H. Bishop	45,618,585	168,218
Rhodes R. Bobbitt	45,730,244	56,559
Harvey B. Cash	45,653,653	133,150
Donald J. Edwards	45,760,739	26,024
Gerald J. Ford	45,763,481	23,322
Stephen J. Harrison	45,763,544	23,259
Thomas M. Harrison, Jr.	45,763,544	23,259
Lyndon L. Olson, Jr.	45,763,081	23,722
William A. Shipp, Jr.	45,729,781	57,022

     The following other proposals were also considered and approved at the Annual Meeting by the votes set forth below:

			Votes Withheld
	Votes For	Votes Against	and Broker Non-Votes
Approval of the First Acceptance Corporation
Employee Stock Purchase Plan	36,738,762	147,817	8,900,224
Ratification of the appointment of KPMG LLP as the
Company’s independent auditors for fiscal 2005	45,738,989	46,385	1,429

Item 6. Exhibits

The following exhibits are attached to this report:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION

February 14, 2005	By:	/s/ Stephen J. Harrison

Stephen J. Harrison
Chief Executive Officer

February 14, 2005	By:	/s/ Charles D. Hamilton, Jr.

Charles D. Hamilton, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.