Form 10-Q
period 2005-03-31
FIRST ACCEPTANCE CORP /DE/
filed 2005-05-16
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Yes ☐      No ☒

As of May 13, 2005, there were outstanding 47,443,938 shares of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,
	2005	June 30,
ASSETS	(Unaudited)	2004
Fixed maturities, available-for-sale at market value (amortized cost: $63,095 and $33,298)	$62,767	$33,243
Investment in mutual fund, at market value	10,785	—
Cash and cash equivalents	29,666	38,352
Fiduciary funds – restricted	1,978	1,851
Premiums and fees receivable from policyholders and agents	48,092	32,076
Reinsurance recoverables	7,406	12,297
Prepaid reinsurance premiums	—	12,384
Deferred tax asset	39,044	45,493
Other assets	4,445	3,545
Property and equipment	1,761	2,404
Foreclosed real estate held for sale	961	1,108
Deferred acquisition costs	2,989	—
Goodwill	107,924	97,304
Identifiable intangible assets	4,941	5,610

TOTAL	$322,759	$285,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Loss and loss adjustment expense reserves	$38,994	$30,434
Unearned premiums	50,806	33,433
Deferred fee income	2,662	2,590
Amounts due to reinsurers	—	11,899
Amounts due to insurance companies	1,978	1,851
Note payable to financial institution	3,250	4,000
Deferred ceding commissions, net	—	300
Payable for securities	4,514	—
Federal income taxes payable	—	1,032
Other liabilities	6,581	5,902

Total liabilities	108,785	91,441

Stockholders’ equity:
Common stock, $.01 par value, 75,000 shares authorized; 47,444 and 46,535 shares issued and outstanding	474	465
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Additional paid-in capital	457,706	450,658
Accumulated other comprehensive loss:
Net unrealized depreciation on investments	(299)	(35)
Accumulated deficit	(243,907)	(256,862)

Total stockholders’ equity	213,974	194,226

TOTAL	$322,759	$285,667

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues:
Premiums earned	$37,979	$—	$90,735	$—
Commissions and fees	6,290	—	19,283	—
Ceding commissions from reinsurer	—	—	3,603	—
Gains on sales of foreclosed real estate	—	2,737	755	4,146
Investment income	1,106	179	2,455	620
Gains on sales of assets	20	—	191	—

Total revenues	45,395	2,916	117,022	4,766

Expenses:
Losses and loss adjustment expenses	25,130	—	58,877	—
Insurance operating expenses	12,176	—	34,115	—
Other operating expenses	715	614	1,983	2,123
Stock-based compensation	84	94	236	290
Depreciation	243	13	829	33
Amortization of identifiable intangible assets	199	—	769	—
Interest expense	69	—	208	—

Total expenses	38,616	721	97,017	2,446

Income before income taxes	6,779	2,195	20,005	2,320
Income tax expense	2,374	—	7,050	—

Net income	$4,405	$2,195	$12,955	$2,320

Basic net income per share	$0.09	$0.11	$0.28	$0.11

Diluted net income per share	$0.09	$0.10	$0.27	$0.11

Weighted average basic shares	47,444	20,589	46,926	20,589

Weighted average diluted shares	49,350	21,211	48,834	21,211

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)
Nine Months Ended March 31, 2005

				Accumulated
	Common Stock		Additional	other			Total
			paid-in	comprehensive	Accumulated	Treasury	stockholders’
	Shares	Amount	capital	loss	deficit	stock	equity
Balances at July 1, 2004	46,535	$465	$450,658	$(35)	$(256,862)	—	$194,226
Net income	—	—	—	—	12,955	—	12,955
Other comprehensive loss – change in unrealized depreciation on investments	—	—	—	(264)	—	—	(264)

Comprehensive income	—	—	—	—	—	—	12,691

Issuance of contingent shares related to acquisition	750	8	6,712	—	—	—	6,720
Stock-based compensation	3	—	236	—	—	—	236
Purchase of treasury stock, at cost	—	—	—	—	—	(639)	(639)
Retirement of treasury stock, at cost	(90)	(1)	(638)	—	—	639	—
Exercise of stock options	246	2	738	—	—	—	740

Balances at March 31, 2005	47,444	$474	$457,706	$(299)	$(243,907)	$—	$213,974

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$12,955	$2,320
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,598	33
Stock-based compensation	236	290
Amortization of premium on fixed maturities	242	—
Deferred income taxes	6,440	—
Gains on sales of foreclosed real estate	(755)	(4,146)
Gains on sales of assets	(191)	—
Change in:
Fiduciary funds – restricted	(127)	—
Premiums and fees receivable from policyholders and agents	(16,016)	—
Reinsurance recoverables	4,891	—
Prepaid reinsurance premiums	12,384	—
Other assets	(240)	(1,347)
Deferred acquisition costs, net	(3,289)	—
Loss and loss adjustment expense reserves	8,560	—
Unearned premiums	17,373	—
Deferred fee income	72	—
Amounts due to reinsurers	(11,899)	—
Amounts due to insurance companies	127	—
Federal income taxes payable	(1,032)	—
Other liabilities	679	315

Net cash provided by (used in) operating activities	32,008	(2,535)

Cash flows from investing activities:
Proceeds from sales of foreclosed real estate	1,203	4,606
Addition to foreclosed real estate	(300)	—
Proceeds from sale of property and equipment	666	—
Acquisitions of property and equipment	(660)	(60)
Purchases of fixed maturities, available-for-sale	(36,517)	—
Sales of fixed maturities, available-for-sale	3,000	—
Maturities and paydowns of fixed maturities, available-for-sale	3,494	—
Purchases of investment in mutual fund	(10,785)	—
Net increase in receivable/payable for securities	3,854	—
Business acquired through asset purchase	(4,000)	—

Net cash (used in) provided by investing activities	(40,045)	4,546

Cash flows from financing activities:
Purchase of treasury stock	(639)	—
Exercise of stock options	740	—
Payments on borrowings	(750)	—

Net cash used in financing activities	(649)	—

Net (decrease) increase in cash and cash equivalents	(8,686)	2,011
Cash and cash equivalents, beginning of period	38,352	56,847

Cash and cash equivalents, end of period	$29,666	$58,858

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(Unaudited)

1. General

     First Acceptance Corporation, f/k/a Liberte Investors Inc., a Delaware corporation (the “Company”), is a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. The Company currently writes non-standard personal automobile insurance principally in Georgia, Tennessee and Alabama. Through March 31, 2005, business was also written in 7 additional states. The Company is licensed as an insurer in 14 additional states and business is written through two insurance company subsidiaries, USAuto Insurance Company, Inc. and Village Insurance Company, Inc. In Alabama and Texas, the Company assumes business through reinsurance contracts with unaffiliated insurance companies. Incidental run-off operations are also conducted by the Company as a managing general agency whereby premiums are written on behalf of other insurance companies.

2. Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. These unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

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

3. Income Taxes

     There was no income tax expense recorded for the three and nine months ended March 31, 2004 as a result of net operating losses available to offset federal taxable income for which a full valuation allowance had been established. The valuation allowance was adjusted in connection with the April 30, 2004 acquisition of USAuto Holdings, Inc. (“USAuto”). For the three and nine months ended March 31, 2005, there was no change in the deferred tax asset valuation allowance. For the nine months ended March 31, 2005, substantially all of the Company’s current income tax expense has been offset by its tax net operating loss carryforwards which has resulted in a reduction in the deferred tax asset.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(Unaudited)

4. Net Income per Share

     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income	$4,405	$2,195	$12,955	$2,320

Weighted average basic shares	47,444	20,589	46,926	20,589
Effect of dilutive securities — options	1,906	622	1,908	622

Weighted average dilutive shares	49,350	21,211	48,834	21,211

Basic net income per share	$0.09	$0.11	$0.28	$0.11

Diluted net income per share	$0.09	$0.10	$0.27	$0.11

5. Stock-Based Compensation

     Effective July 1, 2003, the Company adopted the prospective method provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148 in accounting for employee stock options. Compensation expense is calculated under the fair value method and is recorded on a straight-line basis over the vesting period.

     Prior to July 1, 2003, the Company applied Accounting Principles Board (“APB”) Opinion No. 25 in accounting for employee stock options. Under APB No. 25, the difference between the aggregate market value and exercise price of the securities underlying the stock options at grant date, or intrinsic value, is recorded as compensation expense on a straight-line basis over the vesting period. If the employee stock options had been accounted for under SFAS No. 123, the fair value of the stock options would have been recorded as compensation expense on a straight-line basis over the vesting period. The following table, as prescribed by SFAS No. 148, illustrates the effect on net income and net income per share for the three and nine months ended March 31, 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based compensation. There is no effect for the three and nine months ended March 31, 2005 since all stock options issued under APB No. 25 were fully vested prior to July 1, 2004.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended	Nine Months Ended
	March 31, 2004	March 31, 2004
Net income before income taxes, as reported	$2,195	$2,320
Add: Stock-based compensation expense included in reported net income	94	290
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(241)	(723)

Net income before income taxes, pro forma	2,048	1,887
Income tax expense, pro forma	—	—

Net income, pro forma	$2,048	$1,887

Net income per share:
Basic, as reported	$0.11	$0.11
Basic, pro forma	$0.10	$0.09
Diluted, as reported	$0.10	$0.11
Diluted, pro forma	$0.10	$0.09

6. Reinsurance

     Effective September 1, 2004, the Company elected to not renew its 50% quota share reinsurance treaty. As part of such non-renewal, an election was also made to “cut-off” the reinsurance as of the non-renewal date. Therefore, on such date, the reinsurer returned the ceded unearned premium (prepaid reinsurance premiums) to the Company, and the reinsurer is not liable for any losses incurred after the non-renewal date.

7. Business Acquired

     Effective January 1, 2005, the Company acquired the assets (principally the book of business and 15 retail locations) of a non-standard automobile insurance agency in Texas for $4,000 in cash. As a result, the Company is now writing business through company-owned retail locations in Texas. Of the total purchase price, $3,900 has been recorded as goodwill and $100 has been assigned to an identifiable intangible asset related to the value of policy renewals, which is being amortized over a 6-month period in proportion to anticipated policy expirations. Amortization for the three months ended March 31, 2005 was $83.

8. New Accounting Standard

     In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the cost resulting from stock options be measured at fair value and recognized in income. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123(R) will be effective for financial statements for fiscal years beginning after June 15, 2005 and will become effective for the Company on July 1, 2005. Since the Company has already adopted the prospective method provisions of SFAS No. 148 and already uses the fair value method, SFAS No. 123(R) will have no effect on the Company.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(Unaudited)

9. Business Combination

     Pursuant to the terms of the acquisition of USAuto, the Company issued 750 contingent shares valued at $6,720 based upon the attainment of certain financial targets as of December 31, 2004. Such amount has been recorded as additional goodwill related to the acquisition.

     The following pro forma consolidated statements of income have been derived by the application of pro forma adjustments to the Company’s historical consolidated statements of income. The pro forma consolidated statements of income for the three and nine months ended March 31, 2004 give effect to the acquisition of USAuto and related transactions as if they had been consummated on July 1, 2003. Assumptions underlying the pro forma adjustments are described in the accompanying notes, which should be read in conjunction with these pro forma consolidated statements of income.

		USAuto
	Company	Historical
Pro forma Statement of Income	Historical	Three Months Ended	Pro forma		Company
Three Months Ended March 31, 2004	(Liberté)	March 31, 2004	Adjustments		Pro forma
Revenues:
Premiums earned	$—	$15,378	$—		$15,378
Commissions and fees	—	6,011	—		6,011
Ceding commissions from reinsurer	—	2,599	—		2,599
Gains on sales of foreclosed real estate	2,737	—	—		2,737
Investment income	179	264	(88	)(a)	355
Net realized gains on sales of investments	—	4	—		4

Total revenues	2,916	24,256	(88)		27,084

Expenses:
Losses and loss adjustment expenses	—	9,669	(25	)(b)	9,644
Insurance operating expenses	—	9,939	(150	)(c)	9,789
Other operating expenses	614	—	(202	)(d)	412
Stock-based compensation	94	—	(94	)(e)	—
Depreciation and amortization	13	252	148	(f)	413
Interest expense	—	86	—		86

Total expenses	721	19,946	(323)		20,344

Income before income taxes	2,195	4,310	235		6,740
Income tax expense	—	887	1,607	(g)	2,494

Net income	$2,195	$3,423	$(1,372)		$4,246

Basic net income per share	$0.11				$0.09
Diluted net income per share	$0.10				$0.09
Weighted average basic shares	20,589				46,399	(h)
Weighted average diluted shares	21,211				48,193	(h)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(Unaudited)

		USAuto
	Company	Historical
Pro forma Statement of Income	Historical	Nine Months Ended	Pro forma		Company
Nine Months Ended March 31, 2004	(Liberté)	March 31, 2004	Adjustments		Pro forma
Revenues:
Premiums earned	$—	$39,846	$—		$39,846
Commissions and fees	—	19,783	—		19,783
Ceding commissions from reinsurer	—	7,782	—		7,782
Gains on sales of foreclosed real estate	4,146	—	—		4,146
Investment income	620	736	(265	)(a)	1,091
Net realized gains on sales of investments	—	26	—		26

Total revenues	4,766	68,173	(265)		72,674

Expenses:
Losses and loss adjustment expenses	—	26,855	(247	)(b)	26,608
Insurance operating expenses	—	30,171	(450	)(c)	29,721
Other operating expenses	2,123	—	(624	)(d)	1,499
Stock-based compensation	290	—	(290	)(e)	—
Depreciation and amortization	33	805	970	(f)	1,808
Interest expense	—	248	—		248

Total expenses	2,446	58,079	(641)		59,884

Income before income taxes	2,320	10,094	376		12,790
Income tax expense	—	1,361	3,283	(g)	4,644

Net income	$2,320	$8,733	$(2,907)		$8,146

Basic net income per share	$0.11				$0.18
Diluted net income per share	$0.11				$0.17
Weighted average basic shares	20,589				46,399	(h)
Weighted average diluted shares	21,211				48,193	(h)

Notes to pro forma consolidated statements of income:

(a)	To eliminate investment income that would not have been earned if the acquisition had been completed on July 1, 2003.

(b)	To record accretion of the fair value adjustment to loss and loss adjustment expense reserves.

(c)	To record net increase in salary expense reflecting new employment agreements with USAuto executives effective with the acquisition and to eliminate loan guarantee fees that are no longer required following the acquisition.

(d)	To eliminate compensation expense of Company employees terminated pursuant to the terms of the acquisition agreement effective upon closing of acquisition and to include the expense of a new advisory agreement.

(e)	To eliminate stock-based compensation expense of Company employees terminated pursuant to the terms of the acquisition agreement effective upon closing of the acquisition.

(f)	To amortize identifiable intangible assets resulting from the acquisition and to eliminate depreciation on assets disposed of as part of Company employee severance cost as result of the acquisition.

(g)	To record additional income tax expense as result of (1) the change in tax status of certain USAuto subsidiary companies from S corporation to C corporation, (2) expected utilization of available NOL carryforwards and (3) the tax-effect of deductible pro forma adjustments.

(h)	Includes the dilutive effect of stock options issued to Company employees as result of the acquisition as if such options had been issued on July 1, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this report.

General

     Prior to our April 30, 2004 acquisition of USAuto Holdings, Inc. (“USAuto”), we were engaged in pursuing opportunities to acquire one or more operating companies. In addition, we marketed for sale a portfolio of foreclosed real estate. We will continue to market the remaining real estate held (consisting of six tracts of land in San Antonio, Texas) and will attempt to sell it on a basis that provides us with the best economic return. New investments in real estate are not anticipated, although we acquired a $0.3 million tract of land adjacent to one of our properties in December 2004 to enhance the marketability of the owned parcel.

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

     Effective January 1, 2005, we acquired the assets (principally the book of business and retail locations) of a non-standard automobile insurance agency in Texas for $4.0 million in cash. As of April 30, 2005, including the Texas acquisition, we owned and operated 239 retail locations, staffed by employee-agents. Our employee-agents exclusively sell insurance products either underwritten or serviced by us. We write non-standard personal automobile insurance in 11 states, including Alabama (on a direct basis) and Pennsylvania effective April 2005, and we are also licensed as an insurer in 13 additional states.

     The following table shows the changes in the number of our retail locations for the periods presented.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	Actual	Pro forma	Actual	Pro forma
	2005	2004	2005	2004
Retail locations:
Beginning of period	178	121	138	108
Opened	32	4	72	17
Acquired	15	—	15	—

End of period	225	125	225	125

     Our consolidated financial statements vary in important respects from our historical consolidated financial statements due to the acquisition of USAuto. The three and nine months ended March 31, 2004 reflect the results from our previous acquisition activities and real estate operations, while the three and nine months ended March 31, 2005 reflect primarily the results from our insurance operations.

     Our results for the three and nine months ended March 31, 2004 included expenses that have been discontinued as a result of the acquisition of USAuto. These expenses principally consisted of compensation to employees who were terminated in connection with the acquisition. However, the current periods include (as will future periods) the cost of an advisory services agreement with an entity controlled by Donald J. Edwards, our former Chief Executive Officer. These items have been incorporated into the presentation of pro forma operating results for the three and nine months ended March 31, 2004, which assume that the acquisition of USAuto occurred on July 1, 2003. See note 9 to the consolidated financial statements for the quarterly period ended March 31, 2005.

Consolidated Results of Operations

Overview

     The three and nine months ended March 31, 2005 reflect the results of our insurance operations, while the three and nine months ended March 31, 2004 reflect the results of our acquisition activities and real estate operations. In addition to the actual results, we discuss pro forma operating results for the three and nine months ended March 31, 2004 that assume that the USAuto acquisition occurred on July 1, 2003. We also separately discuss both the results of the insurance operations and the real estate and corporate activities. Segment information is summarized below on both an actual and pro forma basis for the periods presented.

	Three Months Ended March 31,			Nine Months Ended March 31,
	Actual		Pro forma	Actual		Pro forma
Insurance Operations	2005	2004	2004	2005	2004	2004
	(in thousands)
Revenues:
Premiums earned	$37,979	$—	$15,378	$90,735	$—	$39,846
Commissions and fees	6,290	—	6,011	19,283	—	19,783
Ceding commissions from reinsurer	—	—	2,599	3,603	—	7,782
Investment income	676	—	264	1,531	—	736
Other	20	—	4	191	—	26

Total revenues	44,965	—	24,256	115,343	—	68,173

Expenses:
Losses and loss adjustments expenses	25,130	—	9,644	58,877	—	26,608
Operating expenses	12,176	—	9,789	34,115	—	29,721
Depreciation and amortization	442	—	413	1,598	—	1,808

Total expenses	37,748	—	19,846	94,590	—	58,137

Income before income taxes	$7,217	$—	$4,410	$20,753	$—	$10,036

	Three Months Ended March 31,			Nine Months Ended March 31,
	Actual		Pro forma	Actual		Pro forma
Real Estate And Corporate	2005	2004	2004	2005	2004	2004
	(in thousands)
Revenues:
Gains on sales of foreclosed real estate	$—	$2,737	$2,737	$755	$4,146	$4,146
Investment income	430	179	91	924	620	355

Total revenues	430	2,916	2,828	1,679	4,766	4,501

Expenses:
Operating expenses	715	614	412	1,983	2,123	1,499
Stock-based compensation	84	94	—	236	290	—
Depreciation	—	13	—	—	33	—
Interest expense	69	—	86	208	—	248

Total expenses	868	721	498	2,427	2,446	1,747

(Loss) income before income taxes	$(438)	$2,195	$2,330	$(748)	$2,320	$2,754

     Our insurance operations derive revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in ten states. We conduct our underwriting operations through two insurance company subsidiaries, USAuto Insurance Company, Inc. and Village Auto Insurance Company, Inc. Our insurance operations revenues are primarily from:

•	premiums earned (which includes policy and renewal fees) from sales of policies issued by the insurance company subsidiaries, net of the portion of those premiums that have been ceded to reinsurers;

•	fee income, which includes installment billing fees on policies written as well as fees for other ancillary services (principally a motor club product);

•	commission income paid by our reinsurer to us for ceded premiums (up until the September 1, 2004 non-renewal of our quota share reinsurance); and

•	investment income earned on the invested assets of the insurance company subsidiaries.

     As we discontinue writing policies through other insurance companies as a managing general agency and write those policies through our insurance company subsidiaries, our commissions for selling and servicing policies on behalf of third-party insurance companies will reduce over time and premiums earned by insurance company subsidiaries will increase.

     The following table presents gross premiums earned by state for the insurance operations separately for policies written by the insurance company subsidiaries and for policies issued by the MGA subsidiaries on behalf of other insurance companies (and in most cases, assumed by us through quota share reinsurance contracts), on both an actual and a pro forma basis for the periods presented. We believe this table illustrates the total gross premiums serviced by us and under our control.

	Three Months Ended March 31,			Nine Months Ended March 31,
	Actual		Pro forma	Actual		Pro forma
	2005	2004	2004	2005	2004	2004
	(in thousands)
Insurance company subsidiaries:
Georgia	$17,283	$—	$13,847	$49,920	$—	$38,308
Tennessee	6,688	—	6,491	19,495	—	18,822
Ohio	2,930	—	1,599	7,364	—	3,952
Mississippi	1,210	—	1,007	3,184	—	2,812
Missouri	1,124	—	844	2,954	—	2,248
Indiana	623	—	—	1,091	—	—
Florida	187	—	—	187	—	—
Illinois	36	—	—	47	—	—

Total gross premiums earned	$30,081	$—	$23,788	$84,242	$—	$66,142

MGA subsidiaries:
Alabama	$6,897	$—	$6,604	$19,484	$—	$17,988
Texas	2,161	—	—	2,161	—	—
Georgia	473	—	2,405	2,057	—	10,307

Total gross premiums earned	$9,531	$—	$9,009	$23,702	$—	$28,295

     The following table presents the change in the total number of policies in force for the insurance operations separately for business written by the insurance company subsidiaries and for policies issued by the MGA subsidiaries on behalf of other insurance companies for the periods presented.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	Actual	Pro forma	Actual	Pro forma
	2005	2004	2005	2004
Insurance company subsidiaries:
Policies in force – beginning of period	74,210	56,239	69,061	59,186
Increase during period	17,380	12,055	22,529	9,108

Policies in force – end of period	91,590	68,294	91,590	68,294

MGA subsidiaries:
Policies in force – beginning of period	20,063	22,193	22,324	27,828
Acquired	6,473	—	6,473	—
Increase (decrease) during period	4,237	2,582	1,976	(3,053)

Policies in force – end of period	30,773	24,775	30,773	24,775

     The following table presents net premiums earned by state for the insurance operations on both an actual and a pro forma basis for the periods presented. This table represents the net underwriting risk retained by us after considering the effects of reinsurance. Alabama premiums shown are assumed by us through a quota share reinsurance contract, which was increased from 15% to 50%, effective February 1, 2004 and from 50% to 100%, effective February 1, 2005. Likewise, Texas premiums are assumed by us through a 100% quota share reinsurance contract. We have obtained our license in Alabama and, commencing in May 2005, all new business there will be written on a direct basis by USAuto Insurance Company.

	Three Months Ended March 31,			Nine Months Ended March 31,
	Actual		Pro forma	Actual		Pro forma
	2005	2004	2004	2005	2004	2004
			(in thousands)
Georgia	$17,573	$—	$7,632	$45,456	$—	$20,951
Tennessee	6,682	—	3,310	17,432	—	4,610
Alabama	5,459	—	2,641	12,041	—	9,606
Ohio	2,927	—	811	6,737	—	2,031
Texas	2,161	—	—	2,161	—	—
Mississippi	1,209	—	548	2,905	—	1,142
Missouri	1,123	—	436	2,679	—	1,506
Indiana	622	—	—	1,091	—	—
Florida	187	—	—	187	—	—
Illinois	36	—	—	46	—	—

Total net premiums earned	$37,979	$—	$15,378	$90,735	$—	$39,846

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	Actual		Pro forma	Actual		Pro forma
	2005	2004	2004	2005	2004	2004
Loss and loss adjustment expense	66.2%	—	62.7%	64.9%	—	66.8%
Expense	18.3%	—	17.6%	15.8%	—	15.1%

	84.5%	—	80.3%	80.7%	—	81.9%

     The invested assets of the insurance operations are generally highly liquid and consist substantially of readily marketable, investment grade, municipal bonds. At March 31, 2005, approximately 28% of our fixed maturities portfolio was tax-exempt. This percentage has reduced and will continue to reduce over time as we move to a taxable portfolio. All cash equivalents were taxable. Most securities held are issued by political subdivisions in the states of Georgia and Tennessee as these type of investments enable our insurance company subsidiaries to obtain premium tax credits. Investment income is composed primarily of interest earned on these securities, net of related investment expenses. Realized gains and losses on our investment portfolio may occur from time to time as changes are made to our holdings based upon changes in interest rates and changes in the credit quality of securities held.

     The non-standard personal automobile insurance industry is somewhat cyclical in nature. In the past, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. If new competitors enter this market, existing competitors may attempt to increase market share by lowering rates. Such conditions could lead to reduced prices, which would have a negative impact on our revenues and profitability. However, we believe that during 2002 and 2003, the underwriting results in the personal automobile insurance industry improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers, while rates and premium levels for non-standard automobile insurance stabilized during 2004 and thus far in 2005.

Three and Nine Months Ended March 31, 2005 Compared With Three and Nine Months Ended March 31, 2004

     Actual Consolidated Results

     Net income for the three months ended March 31, 2005 was $4.4 million versus $2.2 million for the three months ended March 31, 2004, and net income for the nine months ended March 31, 2005 was $13.0 million versus $2.3 million for the nine months ended March 31, 2004. The prior fiscal year’s results reflect only real estate operations and the costs associated with acquisition opportunities, while the current fiscal year’s results reflect insurance operating results.

     Net income per share for the three months ended March 31, 2005 was $0.09 on both a basic and a diluted basis as compared to $0.11 and $0.10 on a basic and diluted basis, respectively, for the three months ended March 31, 2004. Net income per share for the nine months ended March 31, 2005 was $0.28 and $0.27 on a basic and diluted basis, respectively, as compared to $0.11 on both a basic and a diluted basis for the nine months ended March 31, 2004. Total weighted average shares increased in both periods as a result of the additional shares issued in the April 2004 rights offering and the USAuto acquisition as well as 750,000 contingent shares issued effective December 31, 2004 in connection with the USAuto acquisition. No tax expense was recognized for the three and nine-month periods ended March 31, 2004, as a result of net operating losses available to offset federal taxable income for which a full valuation allowance had been established.

     Pro forma Consolidated Results

     On a pro forma basis, net income was $4.2 million for the three months ended March 31, 2004 and $8.1 million for the nine months ended March 31, 2004. Pro forma net income per share for the three months ended March 31, 2004 was $0.09 on both a basic and a diluted basis and $0.18 and $0.17 on a basic and diluted basis, respectively, for the nine months ended March 31, 2004.

     Actual Results – Insurance Operations

     For the three months ended March 31, 2005, the insurance operations recorded income before income taxes of $7.2 million. The combined ratio for this period was 84.5%, which was comprised of a loss and loss adjustment expense ratio of 66.2% and an expense ratio of 18.3%.

     For the nine months ended March 31, 2005, the insurance operations recorded income before income taxes of $20.8 million. The combined ratio for this period was 80.7%, which was composed of a loss and loss adjustment expense ratio of 64.9% and an expense ratio of 15.8%.

     Pro forma Results – Insurance Operations

     On a pro forma basis, income before income taxes for the three months ended March 31, 2004 was $4.4 million compared to the actual income before income taxes of $7.2 million for the three months ended March 31, 2005. On a pro forma basis, income before income taxes for the nine months ended March 31, 2004 was $10.0 million compared to the actual income before income taxes of $20.8 million for the nine months ended March 31, 2005.

     Net premiums earned increased 147% and 128% to $38.0 million and $90.7 million, respectively, for the three and nine-month periods ended March 31, 2005 from $15.4 million and $39.8 million, respectively, on a pro forma basis for the same periods last year. This increase is primarily the result of electing to not renew our 50% quota share reinsurance on the September 1, 2004 renewal date. As a result, the three months ended March 31, 2005 reflect no quota share reinsurance. Such reinsurance was in effect for two months of the nine months ended March 31, 2005 and for all of the nine months ended March 31, 2004. Had we renewed the 50% quota share reinsurance, net premiums earned would have been reduced by $15.4 million and $32.9 million, respectively, for the three and nine-month periods ended March 31, 2005.

     In addition to the above factor, net premiums earned also increased as we increased the assumed reinsurance percentage for our Alabama business (written through other insurance companies) from 15% to 50% effective February 1, 2004, and from 50% to 100% effective February 1, 2005. As a result of these changes, net premiums earned increased by $2.4 million and $5.9 million, respectively, for the three and nine-month periods ended March 31, 2005. We are now licensed in Alabama and, starting in May 2005, we will begin writing all new business there on a direct basis. As a result, in Alabama, we will no longer incur the costs associated with writing business through another insurance company.

     To a lesser extent, net premiums earned also increased as we continued to write more of our insurance business in Georgia through our insurance company subsidiaries rather than through our managing general agency (“MGA”) operations for other insurance companies. Gross premiums earned through the Georgia MGA operations decreased from $2.4 million and $10.3 million, respectively, for the three and nine-month periods ended March 31, 2004 to $0.5 million and $2.1 million, respectively, for the same periods in fiscal 2005.

     Likewise, as a result of not renewing the quota share reinsurance and shifting the insurance underwriting from the MGA operations to our insurance company subsidiaries, commissions and fees declined as a percentage of net premiums earned over these same periods and ceding commissions from our reinsurer also decreased. The nine months ended March 31, 2005, however, include an additional ceding commission of $1.7 million which has been recorded based upon the favorable loss experience during the last contract year of the quota share reinsurance program which was non-renewed effective September 1, 2004.

     Overall, the number of insured policies in force at March 31, 2005 increased 34% over the same date in 2004. Net premiums earned (exclusive of fee income) for retail locations open less than twelve months were $3.5 million and $4.2 million, respectively, for the three and nine-month periods ended March 31, 2005. Included in these amounts is $2.0 million of net premiums earned from the Texas operations which were acquired effective January 1, 2005. In addition to Texas, during the most recent quarter, we also commenced operations in Florida, and we will begin operating in Pennsylvania in the quarter ending June 30, 2005.

     During the three months ended March 31, 2005, the number of sales offices (or “stores”) increased by 47, increasing to 225 at March 31, 2005. During the same period last year, we opened 4 stores. During the nine months ended March 31, 2005, the number of stores increased by 87 compared with 17 during the same period last year. Included in these fiscal 2005 figures are the 15 stores acquired in Texas on January 1, 2005.

     Investment income increased primarily as a result of the increase in invested assets as a result of our growth. We also expect investment income to continue to increase as we shift the investment portfolio from tax-exempt to taxable investments. The weighted average investment yield for the fixed maturities portfolio was 4.17% at March 31, 2005 with a duration of 3.8 years. The yield for the comparable Lehman Brothers municipal bond indices at March 31, 2005 was 4.09%.

     The loss and loss adjustment expense ratio increased to 66.2% for the three months ended March 31, 2005 from 62.7% on a pro forma basis for the same period in fiscal 2004. We did not experience any significant development for losses occurring in prior accident periods. In addition, the loss ratio for the three months ended March 31, 2005 increased slightly since the non-renewal of the quota share reinsurance resulted in a higher percentage increase in losses and loss expenses incurred than the percentage increase in net premiums earned. This occurred since policy and renewal fees (included in net premiums earned) were not ceded to the reinsurer and therefore remained the same in both periods. Overall however, for the nine months ended March 31, 2005, the loss and loss adjustment expense ratio improved to 64.9% from 66.8% on a pro forma basis for the same period in fiscal 2004.

     Insurance operating expenses increased 24% and 15%, respectively, to $12.2 million and $34.1 million, respectively, for the three and nine-month periods ended March 31, 2005 from $9.8 million and $29.7 million, respectively, on a pro forma basis, for the same periods in fiscal 2004. These increases are primarily due to expenses (advertising, employee-agent compensation, rent and premium taxes) that vary along with the increase in net premiums earned and the addition of new retail locations.

     The expense ratio increased from 17.6% for the three months ended March 31, 2004 to 18.3% for the three months ended March 31, 2005 and from 15.1% for the nine months ended March 31, 2004 to 15.8% for the nine months ended March 31, 2005. The expense ratio has increased as a result of declining fee income from ancillary products (which reduces expenses in calculating the expense ratio), and the fact that this fee income was spread over a larger base of net premiums earned as result of not renewing the quota share reinsurance. To a lesser extent, the expense ratio also increased as net operating expenses increased due to the elimination of ceding commissions received which were at a slightly lesser rate than actual operating expenses incurred. The increase for the nine months ended March 31, 2005 however was tempered by the additional ceding commission of $1.7 million.

     Overall on a pro forma basis over the same periods last year, the combined ratio increased to 84.5% from 80.3% for the three month period ended March 31, 2005, however, it decreased from 81.9% to 80.3% for the nine month period ended March 31, 2005.

     In addition, during the nine months ended March 31, 2005, we recognized a $0.2 million gain on the sale of property and equipment as a result of the sale of an aircraft previously used in the insurance operations.

     Actual Results – Real Estate and Corporate

     Loss before income taxes for the three months ended March 31, 2005 was $0.4 million versus income before income taxes of $2.2 million for the three months ended March 31, 2004. Loss before income taxes for the nine months ended March 31, 2005 was $0.7 million versus income before income taxes of $2.3 million for the nine months ended March 31, 2004. For the three months ended March 31, 2004, a gain on sale of foreclosed real estate of $2.7 million was recognized versus no gain in the most recent period. For the nine months ended March 31, 2005, real estate gains were $0.8 million versus $4.1 million for the same period in fiscal 2004. Gains on sales of real estate represents proceeds received from the sale of foreclosed real estate in excess of carrying value, less selling costs.

     Investment income was $0.4 million and $0.9 million, respectively, for the three and nine-month periods ended March 31, 2005, compared to $0.2 million and $0.6 million, respectively, for the same periods in fiscal 2004. The decrease in available cash equivalents as a result of the USAuto acquisition was offset by a higher return earned during the current periods on our investment in mutual fund.

     Other operating expenses for fiscal 2005 primarily represent costs associated with being an operating public company while other operating expenses for fiscal 2004 primarily represent the cost of former employees who were terminated as a result of the USAuto acquisition.

     Pro forma Results – Real Estate and Corporate

     On a pro forma basis, loss before taxes for the three months ended March 31, 2004 was $2.3 million and income before taxes for the nine months ended March 31, 2004 was $2.8 million. These results exclude compensation of terminated employees and reflect only the real estate operations and costs related to acquisition opportunities. The results also reflect interest expense on USAuto’s note payable.

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

     Since the completion of the USAuto acquisition, our liquidity and capital resources have become more reflective of those of a fully-integrated retailer, servicer and underwriter of non-standard personal automobile insurance. Primary sources of funds are premiums, commission and fee income and investment income. Funds are used to pay claims and operating expenses, pay interest and principal on our indebtedness and purchase investments.

     Operating activities for the nine months ended March 31, 2005 provided $31.3 million of cash compared to $2.5 million used in the same period in fiscal 2004. The increase is the direct result of the inclusion of insurance operations in the current period.

     Net cash used by investing activities for the nine months ended March 31, 2005 was $39.4 million as compared to $4.5 million provided in the same period in fiscal 2004. The fiscal 2005 period reflects the additions to our investment portfolio as well as the $4.0 expended to fund the Texas acquisition. The fiscal 2004 period results include proceeds from the sales of foreclosed real estate.

     During the nine months ended March 31, 2005, we increased the statutory capital and surplus of the insurance company subsidiaries by $7.5 million to support additional premium writings. At March 31, 2005, we had $15.6 million available in unrestricted cash and investments outside of the insurance company subsidiaries. In April 2005, $3.3 million of these available funds were used in another consolidated subsidiary to repay in full our note payable to a financial institution. This term loan was repaid ahead of its contractual maturity to eliminate interest expense of LIBOR plus 366 basis points due to the availability of funds. In the next fiscal quarter we will expense $0.1 million of unamortized loan costs related to this obligation.

     As a result of the USAuto acquisition, we are now part of an insurance holding company system with substantially all of our operations conducted by our insurance company subsidiaries. Accordingly, the holding company will only receive cash from operating activities as a result of investment income and the ultimate liquidation of our foreclosed real estate held for sale. Cash could be made available through loans from financial institutions, the sale of common stock, and dividends from our insurance company subsidiaries. In addition, as a result of our tax net operating loss carryforwards, taxable income generated by the insurance company subsidiaries provides cash to the holding company through an intercompany tax allocation agreement through which the insurance company subsidiaries reimburse the holding company for current tax benefits utilized through recognition of the net operating loss carryforwards.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We have an exposure to interest rate risk relating to fixed maturity investments. Changes in market interest rates directly impact the market value of our fixed maturity securities. Some fixed income securities have call or prepayment options. This subjects us to reinvestment risk as issuers may call their securities, which could result in us reinvesting the proceeds at lower interest rates. We manage exposure to interest rate risks by adhering to specific guidelines in connection with our investment portfolio. We invest primarily in municipal bonds that have been rated “A” or better by Standard & Poors. At March 31, 2005, 89.3% of the portfolio was invested in securities rated “AA” or better by Standard & Poors, and 100% was invested in securities rated “A” or better by Standard & Poors. We have not recognized any other than temporary losses on the investment portfolio. We also utilize the services of a professional fixed income investment manager.

     As of March 31, 2005, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities portfolio would have resulted in an estimated decrease in fair value of 5.3%, or approximately $3.3 million. Conversely, as of the same date, the impact of an immediate 100 basis point decrease in market interest rates on our fixed maturities portfolio would have resulted in an estimated increase in fair value of 4.2%, or approximately $2.6 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to the Company and our consolidated subsidiaries required to be disclosed in the reports we file under the Exchange Act.

Changes in Internal Control Over Financial Reporting

     During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or its reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On March 31, 2005, we issued 375,000 shares of our common stock to each of Stephen J. Harrison and Thomas M. Harrison in a private transaction exempt under Section 4(2) of the Securities Act of 1933. The shares were issued as additional consideration for the acquisition of USAuto Holdings, Inc. (“USAuto”) pursuant to the terms of the Agreement and Plan of Merger, dated as of December 15, 2003, by and among the Company, USAH Merger Sub, Inc., USAuto and the stockholders of USAuto.

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

FIRST ACCEPTANCE CORPORATION
May 13, 2005	By:	/s/ Stephen J. Harrison
Stephen J. Harrison
Chief Executive Officer

May 13, 2005	By:	/s/ Charles D. Hamilton, Jr.
Charles D. Hamilton, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.