Form 10-K
period 2005-06-30
FIRST ACCEPTANCE CORP /DE/
filed 2005-09-13
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to           .
Commission file number 001-12117
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on December 31, 2004 was $117,853,444. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are the affiliates of the registrant.
     As of September 7, 2005, there were 47,455,096 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     All of the information called for by Part III of this report is incorporated by reference to the Proxy Statement for our 2005 Annual Meeting of Shareholders, which will be held on November 10, 2005.

FIRST ACCEPTANCE CORPORATION

i

FIRST ACCEPTANCE CORPORATION
PART I
Item 1. Business
General
          First Acceptance Corporation (the “Company,” “we” or “us”) is a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. We currently write non-standard personal automobile insurance in eleven states, principally in Georgia, Alabama and Tennessee. We are licensed as an insurer in thirteen additional states. Non-standard personal automobile insurance is made available to individuals who are categorized as “non-standard” because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type, and in most instances who are required by law to buy a minimum amount of automobile insurance. As of September 1, 2005, we leased 334 retail locations, staffed by employee-agents. Our employee-agents exclusively sell insurance products underwritten by us.
Acquisition of USAuto
          Our company was formed in April 1996 to effect the reorganization of our predecessor, Liberté Investors, Inc., a Massachusetts business trust (the “Trust”). Beginning in August 1996, we actively pursued opportunities to acquire one or more operating companies in order to increase value to our stockholders and to provide us with a new focus and direction. On April 30, 2004, we acquired USAuto Holdings, Inc. (“USAuto”), a retailer, servicer and underwriter of non-standard personal automobile insurance, which was formed in October 1995. Prior to the acquisition of USAuto, we owned foreclosed real estate held for sale in the form of undeveloped land, which was classified as non-earning. We currently own land with a book value of $1.0 million totaling approximately 343 acres in San Antonio, Texas. We intend to continue to hold this land for sale. See page 26 under Management’s Discussion and Analysis of Financial Condition and Results of Operations for disclosure of financial information with respect to our insurance operations and real estate and corporate activities business segments.
          We acquired USAuto for consideration consisting of $76.0 million in cash, 13,250,000 shares of our common stock issued at closing, and an additional 750,000 shares issued upon the attainment of financial targets. We raised $50.2 million of the cash portion of the consideration for the acquisition by selling 12,559,552 shares of our common stock to our stockholders at $4.00 per share in a rights offering. In connection with the completion of the acquisition of USAuto, we changed our name from Liberté Investors, Inc. to First Acceptance Corporation and moved our principal executive offices from Dallas, Texas to Nashville, Tennessee. Following completion of the USAuto acquisition, Stephen J. Harrison, the president and chief executive officer of USAuto, became the president and chief executive officer of the Company.
Our Business Strategy
          We have achieved growth as a provider of non-standard personal automobile insurance by adhering to a focused business model and disciplined execution of our operating strategy. Our business model for our insurance operations includes the following core strategies:
•	Integrated Operations. To meet the preference of our customers for convenient, personal service, we have integrated the retail distribution, underwriting and service functions of personal automobile insurance into one system. By doing so, we are able to provide prompt and personal service to meet effectively the insurance needs of our customers while capturing revenue that would otherwise be shared with several participants under a traditional, non-integrated insurance business model. Our integrated model is supported by both a point of sale agency and back office control systems.

•	Extensive Office Network. We emphasize the use of employee-agents as the cornerstone of our customer relationship. We believe our customers value face-to-face contact, speed of service and convenient locations. Consequently, we train our employee-agents to cultivate client relationships and utilize real-time service and information enabled by access to our intranet system. As of September 1, 2005, we leased 334 retail sales offices staffed with our employee-agents and strategically located in geographic markets to reach and service our customers.

•	Favorable Customer Payment Plans. We enable customers to initiate insurance coverage with a modest down payment that is equal to one month’s premium payment. The remaining premium is paid in monthly installments over the term of the policy. We believe this modest initial payment and favorable payment plan is a major factor in our success in meeting the market demand for low monthly insurance payments.

•	Strong Sales and Marketing. We build brand recognition and generate valuable sales leads through extensive use of television advertising, Yellow Pages® and a broad network of retail sales offices.

•	Efficient Technology Systems. We have developed technology systems that enable timely and efficient communication and data sharing among the various segments of our integrated operations. All of our retail sales office computers transmit information directly to our central processing computer where policy information, customer profiles, risk assessment and underwriting criteria are entered into our database.
Our Business Model
          We believe our success is largely due to our ability to identify and satisfy the needs of our target customers and eliminate many of the inefficiencies associated with a traditional automobile insurance model. Our senior executives have developed our business model by drawing on significant experience in the auto insurance industry. We are a vertically integrated business that acts as the agency, servicer and underwriter of non-standard personal automobile insurance. We own two insurance company subsidiaries: USAuto Insurance Company, Inc. and Village Auto Insurance Company, Inc. Our retail locations are staffed by employee-agents who are connected to our intranet and exclusively sell insurance products underwritten by us. Our vertical integration, combined with our conveniently located retail locations, enables us to control the point of sale and to retain significant revenue that would otherwise be lost in a traditional, non-integrated insurance business model. We generate additional revenue by fully servicing our book of business, which often allows us to collect policy, billing and other fees.
          Our strategy is to offer customers automobile insurance with low down payments, competitive equal monthly payments, convenient locations and a high level of personal service. This strategy makes it easier for our customers to obtain automobile insurance which is legally mandated in the states in which we currently operate. In addition, we accept customers for our insurance who have previously terminated coverage provided by us without imposing any additional requirements on such customers. Currently, our policy renewal rate is approximately 35%, which is lower than the average renewal rate of standard personal automobile insurance providers. We are able to accept a low down payment because all business is processed through on-line access to our systems. Our model and systems processing allows us to issue policies efficiently and, when necessary, cancel them to minimize the potential for credit loss while adhering to regulatory cancellation notice requirements.
          In addition to a low down payment and competitive monthly rates, we offer customers valuable face-to-face contact and speed of service. Many of our customers prefer not to conduct business via the internet or over the telephone. Approximately 90% of our customers make their payments at our offices. For these consumers, our employee-agents are not only the face of our company, but also the preferred interface for buying insurance.
          Our ability to process business quickly and accurately gives us an advantage over more traditional insurance companies that produce business using independent agents. Our policies are issued at the point of sale, and applications are processed within two business days, as opposed to the two or more weeks that is often typical in the auto insurance industry. The traditional automobile insurance model typically involves interaction and paperwork exchange between the insurance company, independent agent and premium finance provider. This complicated interaction presents numerous opportunities for miscommunication, delays or lost information. Accordingly, we believe that our competitors who rely on the traditional model and independent agents cannot match our degree of efficiency in serving our customer base.
          We believe that another distinct advantage of our model over the traditional independent agency approach is that our employee-agents offer a single non-standard insurance product as opposed to many products from many insurance companies. The typical independent agent selling non-standard personal automobile insurance generally has multiple non-standard insurance companies and premium finance sources from which to quote based on agent commission, price and other factors. This means that insurance companies using the independent agent model must compete to provide the most attractive agent commissions and absolute lowest prices to encourage the independent agent to sell their product. Our employee-agents sell our products exclusively. Therefore, we do not have to compete for the attention of those distributing our product on the basis of agent commissions, price or other factors.
Personal Automobile Insurance Market
          Personal automobile insurance is the largest line of property and casualty insurance in the United States. According to A.M. Best, for the year ended December 31, 2003, the total premiums paid in the non-standard automobile market segment in the United States was approximately $34 billion, representing approximately 22% of the total personal automobile insurance market. According to the Federal Highway Administration, there were approximately 236.8 million registered motor vehicles as of the end of 2003. Personal automobile insurance provides drivers with coverage for liability to others for bodily injury and property damage and for physical damage to the driver’s vehicle from collision and other perils. All but two states in the United States require drivers to buy a minimum amount of bodily injury and property damage insurance.
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
Our Products
          Our core business involves issuing automobile insurance policies to individuals who are categorized as “non-standard,” based primarily on their inability or unwillingness to obtain coverage from standard carriers due to various factors, including their need for monthly payment plans, failure to maintain continuous insurance coverage or driving record. We believe that a majority of our customers seek non-standard insurance due to their failure to maintain continuous coverage or their need for affordable monthly payments, rather than for poor driving records.
          The majority of our customers purchase the minimum amount of coverage required by law. In our three largest states based upon gross premiums earned, the minimum automobile insurance limits per individual, per accident for bodily injury and per accident for property damage are $25,000, $50,000 and $25,000 in Georgia; $20,000, $40,000 and $10,000 in Alabama; and $25,000, $50,000 and $10,000 in Tennessee. Comprehensive and collision policies are underwritten for the actual cash value of the insured’s automobile less a deductible.
          The average six-month premium on our policies currently in force is $690. We allow customers to pay for their insurance with an initial down payment and five equal monthly installments which include a billing fee. We believe that our target customers prefer lower down payments and level monthly payments over the payment options traditionally offered by other non-standard providers. Because our proprietary technology enables us to control all aspects of servicing our insurance policies, we can generally cancel the policy of a customer who neglects to make a payment, without incurring a credit loss, while remaining within the regulatory cancellation guidelines.
          We use a single “product template” as the basis for our rates, rules and forms. Product uniformity simplifies our business and allows speed to market when entering a new state, modifying an existing program or introducing a new program. In addition, our retail agents, underwriters and claims adjusters only need to be trained in one basic set of underwriting guidelines and one basic auto policy. Programming and systems maintenance also is simplified because we have one basic product.
          In addition to non-standard personal automobile insurance, we also offer our customers optional products and policies which provide ancillary reimbursements and benefits in the event of an automobile accident. Those products and policies generally provide reimbursements for medical expenses and hospital stays as a result of injuries sustained in an automobile accident, automobile towing and rental, bail bond premiums and ambulance services.

Our Growth Strategy
          USAuto has experienced significant growth since its inception in 1995 in both total revenues and net income. We intend to continue this growth primarily through three strategies:
•	Increase the Number of Customers in Existing Geographic Markets. We intend to work to continue to increase the number of our customers through expanded advertising campaigns and opening new retail sales offices in the states where we currently do business.

•	Expand into New Geographic Markets. We currently operate in eleven states and are licensed as an insurer in 13 additional states. We intend to expand into additional states through the opening of new sales offices and through selective acquisitions. During the fiscal year ended June 30, 2005, we began operating in four new states: Florida, Illinois, Pennsylvania and Texas.

•	Pursue Acquisitions of Local Agencies. We intend to selectively pursue acquisitions of local agencies who write non-standard automobile insurance for other insurance companies in our existing markets and in new markets. During 2005, we completed the acquisition of a local insurance agency in the State of Texas.
          During our most recent fiscal year, we increased the number of our retail locations from 138 at July 1, 2004 to 309 at June 30, 2005, including stores that are in the pre-opening stage. Of the 171 new stores, 49 are located in states where we had existing operations and 122 were in the four states we entered during the 2005 fiscal year. During the fiscal year ended June 30, 2005, our total policies in force for both our insurance company and managing general agency subsidiaries increased by 31% from 91,385 at July 1, 2004 to 119,422 at June 30, 2005.
          Our expansion in Texas commenced with our January 1, 2005 acquisition of the book of business of a non-standard automobile agency with 15 locations. Through June 30, 2005, we added an additional 57 offices in Texas.
Competition
          The non-standard personal automobile insurance business is highly competitive. Based upon data compiled from A.M. Best, we believe that, as of December 31, 2003, ten insurance groups accounted for about 70% of the approximately $34 billion non-standard personal automobile insurance market segment. We are not a member of these groups. We believe that our primary competition comes not only from national companies or their subsidiaries, but also from non-standard insurers and independent agents that operate in specific regions or states. We compete against other vertically integrated insurance companies and independent agencies that market insurance on behalf of a number of insurers. We compete with these other insurers on factors such as initial down payment, availability of monthly payment plans, price, customer service and claims service. Allstate Insurance Company, Progressive Corporation and Direct General Corporation are all significant providers of non-standard personal automobile insurance in Alabama (excepting Direct General Corporation), Georgia and Tennessee and constitute our largest competitors.
Marketing and Distribution
          Our marketing strategy is based on promoting brand recognition of our product and encouraging prospective customers to visit one of our retail locations. Our advertising strategy combines low-cost television advertising with local print media advertising, such as the Yellow Pages®.
          We primarily distribute our products through our retail sales offices. We believe the local office concept is attractive to most of our customers, as they desire face-to-face assistance they cannot receive via the internet or over the telephone. Our advertisements promote local phone numbers that are answered at either the local retail office or our Nashville customer service center. We provide quotes over the telephone highlighting our low down payment and monthly payments, and direct prospective customers to the nearest local retail office to complete an application. The entire sales process can be completed at the local retail office where the down payment is collected and a policy issued. Future payments can be made either at the local office or mailed to our Nashville customer service center.
          During the fiscal year ended June 30, 2005, we derived approximately 93% of our total gross premiums earned from our retail locations. In select geographic areas in Tennessee, four independently-owned insurance agencies write non-standard insurance policies through our insurance company subsidiaries. Although these agencies operate under their own name and transact other insurance business, they write all of their non-standard automobile business through us.
Underwriting and Pricing
          Our underwriting and rating systems are fully automated, including on-line driving records, where available. We believe that our automated underwriting and pricing controls provide a significant competitive advantage to us because these controls give us the ability to capture relevant pricing information, improve efficiencies, increase the accuracy and consistency of underwriting decisions and reduce training costs. Our controls can be changed easily on a state-by-state basis to reflect new rates and underwriting guidelines.
          We set premium rates based on the specific type of vehicle and the driver’s age, gender, marital status, driving experience and location. We review loss trends in each of the states in which we operate to identify changes in the frequency and severity of accidents and to assess the adequacy of our rates and underwriting standards. We adjust rates periodically, as necessary and as permitted by applicable regulatory authorities, in order to maintain or improve underwriting profit margins in each market.
Claims Handling
          Non-standard personal automobile insurance customers generally have a higher frequency of claims than preferred and standard insurance customers. We believe that one of the keys to our success is our focus on controlling the claims process and costs, thereby limiting losses. By internally managing the entire claims process, we can promptly assess claims, manage against fraud, and identify loss trends. We also can capture information that is useful in establishing loss reserves and determining premium rates. Our claims process is designed to promote expedient, fair and consistent claims handling, while controlling loss adjustment expenses.
          As of September 1, 2005, our claims operation had a staff of approximately 160 employees, including adjusters, appraisers, re-inspectors, special investigators and claims administrative personnel. We conduct our claims operations out of our Nashville office. During the 2005 fiscal year, we also established regional claims offices in Florida and Texas. Our employees handle all claims from the initial report of the claim until the final settlement. We believe that directly employing claims personnel, rather than using independent contractors, results in improved customer service, lower loss payments and lower loss adjustment expenses. In territories where we do not believe a staff appraiser would be cost-effective, we utilize the services of independent appraisers to inspect physical damage to automobiles. The work of independent appraisers is supervised by regional staff appraisal managers.
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
Loss and Loss Adjustment Expense Reserves
          Automobile accidents generally result in insurance companies making payments to individuals or companies to compensate for physical damage to an automobile or other property and/or an injury to a person. Months and sometimes years may elapse between the occurrence of an accident, report of the accident to the insurer and payment of the claim. Insurers record a liability for estimates of losses that will be paid for accidents reported to them, which are referred to herein as case reserves. In addition, because accidents are not always reported promptly, insurers estimate their incurred but not reported, or “IBNR,” reserves.

          We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies underwritten by our insurance company subsidiaries. Each of our insurance company subsidiaries establishes a reserve for all unpaid losses, including case and IBNR reserves, and estimates for the cost to settle the claims. We rely primarily on historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience. Other factors, such as inflation, settlement patterns, legislative activity and litigation trends, are also considered. We continually monitor these estimates and, if necessary, increase or decrease the level of our reserves as experience develops or new information becomes known.
          We believe that the liabilities that we have recorded for unpaid losses and loss adjustment expenses are adequate to cover the final net cost of losses and loss adjustment expenses incurred to date. We periodically review our methods of establishing case and IBNR reserves and update, if necessary, our estimates. External actuarial consultants perform periodic comprehensive reviews of reserves and loss trends.
          The table below sets forth the year-end reserves since the acquisition of USAuto and the subsequent development of the June 30, 2004 reserve through June 30, 2005. The purpose of the table is to show a “cumulative deficiency or redundancy” for each year which represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years.

At June 30 (in thousands)	2004	2005
Net liability for loss and loss adjustment expense reserves, originally estimated	$18,137	$39,289
Cumulative amounts paid as of:
One year later	13,103
Liability reestimated as of:
One year later	17,781
Cumulative redundancy (deficiency)	356

Gross liability – end of year	$30,434	$42,897
Reinsurance recoverables	12,297	3,608

Net liability – end of year	$18,137	$39,289

Gross reestimated liability – latest	$29,697
Reestimated reinsurance recoverables – latest	11,916

Net reestimated – latest	$17,781

Gross cumulative redundancy (deficiency)	$737

Reinsurance
          Reinsurance is an arrangement in which a company called a reinsurer agrees in a contract, often referred to as a treaty, to assume specified risks written by an insurance company, known as a ceding company, by paying the insurance company all or a portion of the insurance company’s losses arising under specified classes of insurance policies. Insurance companies like us can use reinsurance to reduce their exposures, to increase their underwriting capacity and to manage their capital more efficiently. Historically, USAuto relied on quota share reinsurance to maintain its exposure to loss at or below a level that is within the capacity of its capital resources. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business (for example, 50% of all losses arising from non-standard personal automobile insurance written in a particular state in a particular year) in exchange for a corresponding percentage of premiums, less a ceding commission as compensation for underwriting costs incurred by the ceding company.
          Historically, USAuto has ceded a portion of its non-standard personal automobile insurance premiums and losses to unaffiliated reinsurers in accordance with these contracts. Through August 31, 2004, we had in place a quota share treaty whereby we ceded approximately 50% of the premiums written by our insurance company subsidiaries. Effective September 1, 2004, as a result of available liquidity to increase the statutory capital and surplus of our insurance company subsidiaries, we non-renewed our quota-share reinsurance treaty. To reduce exposure for certain catastrophic events, we maintain excess-of-loss reinsurance coverage that provides us with coverage for losses up to $4 million less our retention of the first $1 million per event.
          Prior to May 2005, our insurance company subsidiaries were not licensed in the State of Alabama. Through quota-share reinsurance, we assumed a percentage of the premiums our managing general agency subsidiary wrote in Alabama on behalf of two other insurance companies. In May 2005, we obtained an insurance license in Alabama and began writing policies there on behalf of one of our insurance company subsidiaries. Although USAuto Insurance Company is licensed in Texas, our business there is currently written by a managing general agency subsidiary through a county mutual insurance company and is assumed by us through 100% quota-share reinsurance.
          At June 30, 2005, our reinsurance recoverables totaled $4.5 million, which reflects the run-off of the quota-share reinsurance. All reinsurance recoverables were unsecured and due from Transatlantic Reinsurance Company, a member of American International Group, Inc. rated “A+ (Superior)” by A.M. Best.
Technology
          The effectiveness of our business model depends in part on the effectiveness of our internally-developed technology systems. Our technology systems enable timely and efficient communication and data-sharing among the various segments of our integrated operations, including our retail sales offices, insurance underwriters and claims processors. We believe that this sharing capability provides us with a competitive advantage over many of our competitors, who must communicate with unaffiliated premium finance companies and with a large number of independent agents, many of whom use different recordkeeping and computer systems that may not be fully compatible with the insurance company’s systems.
          Sales Office Automation. We have emphasized standardization and integration of our technology systems among our subsidiaries to facilitate the automated capture of information at the earliest point in the sales cycle. All of our retail sales office computers transmit information directly to our central processing computer where policy information is added to our systems with little additional handling. Our sales offices also have on-line access to current information on policies through a common computer interface or through a distributed database downloaded from our central processing computer. Our systems enable our retail sales offices to process new business, renewals and endorsements and issue policies, declaration pages and identification cards.
          Payment Processing. Most of our customers visit our sales offices at least once a month to make a payment on their policies. System-generated receipts are required for all payments collected in our sales offices. Our sales offices generate balancing reports at the end of each day, prepare bank deposit documents and transmit electronically all payment records to our Nashville office. Typically, payments are automatically applied to the applicable policies during the night following their collection in our sales offices. This results in fewer notices of intent to cancel being generated and fewer policies being cancelled that must be reinstated if a customer’s late payment is processed after cancellation. We believe that our payment processing methods reduce mailing costs and limit unwarranted policy cancellations.
Ratings
          On November 29, 2004, A.M. Best, which rates insurance companies based on factors of concern to policyholders, rated our property and casualty insurance company subsidiaries “B (Fair).” This rating was our initial financial strength rating because in the past we did not meet A.M. Best’s minimum size and/or operating experience requirements and were rated NR-2 (Insufficient Size or Operating Experience). Although USAuto had operated as an insurance company since 1995 and exceeded the minimum requirement for policyholders’ surplus, it was our belief that we received the NR-2 rating as a result of the rapid growth within our insurance company subsidiaries, which likely resulted in insufficient operating experience for A.M. Best to adequately evaluate our financial performance.
          “B (Fair)” is the seventh highest rating amongst a scale of 15 ratings, which currently range from “A++ (Superior)” to “F (In Liquidation).” Publications of A.M. Best indicate that the “B (Fair)” rating is assigned to those companies that in A.M. Best’s opinion have a fair ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders, and are not recommendations to potential or current investors to buy, sell or hold our common stock.
          Financial institutions and reinsurance companies sometimes use the A.M. Best ratings to help assess the financial strength and quality of insurance companies. The current ratings of our property and casualty insurance subsidiaries or their failure to maintain such ratings may dissuade a financial institution or reinsurance company from conducting business with us or increase our interest or reinsurance costs. We do not believe that the majority of our customers are motivated to purchase our products and services based on our A.M. Best rating.
Regulatory Environment
          Insurance Company Regulation. We and our insurance company subsidiaries are regulated by governmental agencies in the states in which we conduct business and by various federal statutes and regulations. These state regulations vary by jurisdiction but, among other matters, usually involve:
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
          Required Licensing. We and our subsidiaries operate under licenses issued by various state insurance authorities. Such licenses may be of perpetual duration or periodically renewable, provided we continue to meet applicable regulatory requirements. The licenses govern, among other things, the types of insurance coverages and products that may be offered in the licensing state. Such licenses are typically issued only after an appropriate application is filed and prescribed criteria are met. All of our licenses are in good standing. Currently, we hold property and liability insurance licenses in the following 24 states: Alabama, Arizona, Arkansas, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia and West Virginia.
          In addition, as required by our current operations, we hold managing general agency licenses in Alabama and Texas and motor club licenses in Alabama, Mississippi and Tennessee. To expand into a new state or offer a new line of insurance or other new product, we must apply for and obtain the appropriate new licenses.
          Insurance Holding Company Regulation. We operate as an insurance holding company system and are subject to regulation in the jurisdictions in which our insurance company subsidiaries conduct business. These regulations require that each insurance company in the holding company system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the holding company domiciled in that state. We have insurance company subsidiaries that are organized and domiciled under the insurance statutes of both Georgia and Tennessee. The insurance laws in each of these states similarly provide that all transactions among members of a holding company system be done at arm’s length and be shown to be fair and reasonable to the regulated insurer. Transactions between insurance company subsidiaries and their parents and affiliates typically must be disclosed to the state regulators, and any material or extraordinary transaction requires prior approval of the applicable state insurance regulator. In addition, a change of control of a domestic insurer or of any controlling person requires the prior approval of the state insurance regulator. In general, any person who acquires 10% or more of the outstanding voting securities of the insurer or its parent company is presumed to have acquired control of the domestic insurer. To the best of our knowledge, we are in compliance with the regulations discussed above.
          Restrictions on Paying Dividends. In the future, we may need to rely on dividends from our insurance company subsidiaries to meet corporate cash requirements. State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s capital and surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Prior approval from state insurance regulatory authorities is generally required in order for an insurance company to declare and pay extraordinary dividends. The payment of dividends is limited by the amount of capital and surplus available to the insurer, as determined in accordance with state statutory accounting practices and other applicable limitations. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance company subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect. See note 9 to the consolidated financial statements for a discussion of the insurance company subsidiaries dividend-paying ability.
          Regulation of Rates and Policy Forms. Most states in which our insurance company subsidiaries operate have insurance laws that require insurance companies to file premium rate schedules and policy or coverage forms for review and approval. In many cases, such rates and policy forms must be approved prior to use. State insurance regulators have broad discretion in judging whether an insurer’s rates are adequate, not excessive and not unfairly discriminatory. Property and casualty insurers are generally unable to implement rate increases until they show that the costs associated with providing such coverage have increased. The speed at which an insurer can change rates in response to competition or increasing costs depends, in part, on the method by which the applicable state’s rating laws are administered. There are three basic rate administration systems: (i) the insurer must file and obtain regulatory approval of the new rate before using it; (ii) the insurer may begin using the new rate and immediately file it for regulatory review; or (iii) the insurer may begin using the new rate and file it within a specified period of time for regulatory review. Under all three rating systems, the state insurance regulators have the authority to disapprove the rate subsequent to its filing. Thus, insurers who begin using new rates before the rates are approved may be required to issue premium refunds or credits to policyholders if the new rates are ultimately deemed excessive and disapproved by the applicable state insurance authorities. In addition, in some states there has been pressure in the past years to reduce premium rates for automobile and other personal insurance or to limit how often an insurer may request increases for such rates. To the best of our knowledge, we are in compliance with all such applicable rate regulations.
          Guaranty Funds. Under state insurance guaranty fund laws, insurers doing business in a state can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. Maximum contributions required by law in any one year vary between 1% and 2% of annual premiums written in that state. In most states guaranty fund assessments are recoverable either through future policy surcharges or offsets to state premium tax liability. To date, we have not received any material assessments.
          Investment Regulation. Our insurance company subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limitations on the amount of investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory policyholders’ surplus and, in some instances, would require divestiture. If a non-conforming asset is treated as a non-admitted asset, it would lower the affected subsidiary’s policyholders’ surplus and thus, its ability to write additional premiums and pay dividends. To the best of our knowledge, our insurance company subsidiaries are in compliance with all such investment regulations.
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
          Privacy Regulations. In 1999, the United States Congress enacted the Gramm-Leach-Bliley Act, which protects consumers from the unauthorized dissemination of certain personal information. Subsequently, the majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance companies, and require us to maintain appropriate procedures for managing and protecting certain personal information of our customers and to fully disclose our privacy practices to our customers. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. To the best of our knowledge, we are in compliance with all current privacy laws and regulations.
          Licensing of Our Employee-Agents and Adjusters. All of our employees who sell, solicit or negotiate insurance are licensed, as required, by the state in which they work for the applicable line or lines of insurance they offer. Our employee-agents generally must renew their licenses annually and complete a certain number of hours of continuing education. In certain states in which we operate, our insurance claims adjusters are also required to be licensed and are subject to annual continuing education requirements.
          Unfair Claims Practices. Generally, insurance companies, adjusting companies and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices which could indicate a general business practice. Unfair claims practices include, but are not limited to:
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
          We set business conduct policies and conduct regular training to make our employee-adjusters and other claims personnel aware of these prohibitions, and we require them to conduct their activities in compliance with these statutes. To the best of our knowledge, we have not engaged in any unfair claims practices.
          Quarterly and Annual Financial Reporting. We are required to file quarterly and annual financial reports with states utilizing statutory accounting practices that are different from generally accepted accounting principles (“GAAP”), which reflect our insurance subsidiaries on a going concern basis. The statutory accounting practices used by state regulators, in keeping with the intent to assure policyholder protection, are generally based on a liquidation concept. For statutory financial information on our insurance subsidiaries, see Note 9 to our audited consolidated financial statements included in this report.
          Periodic Financial and Market Conduct Examinations. The state insurance departments that have jurisdiction over our insurance company subsidiaries conduct on-site visits and examinations of the insurers’ affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Typically, these examinations are conducted every three to five years. In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurers, insurance agencies and insurance adjusting companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination. USAuto Insurance Company has been examined by the Tennessee Department of Commerce and Insurance for financial condition through December 31, 2001 and for market conduct through December 31, 2003. Village Auto Insurance Company commenced operations in October 2002 and an initial financial examination as of December 31, 2004 by the Georgia Department of Insurance is currently in progress. None of our insurance company subsidiaries has ever been the subject of a target examination.
          Risk-Based Capital. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners, or “NAIC,” has adopted a formula and model law to implement risk-based capital, or “RBC,” requirements designed to assess the minimum amount of statutory capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. RBC is used to set capital requirements based on the size and degree of risk taken by the insurer and taking into account various risk factors such as asset risk, credit risk, underwriting risk, interest rate risk and other relevant business risks. The NAIC model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. At December 31, 2004, all of our insurance company subsidiaries maintained an RBC level that was in excess of an amount that would require any corrective actions on its part.
          RBC is a comprehensive financial analysis system affecting nearly all types of licensed insurers, including our subsidiaries. It is designed to evaluate the relative financial condition of the insurer by application of a weighting formula to the company’s assets and its policyholder obligations. The key RBC calculation is to recast total surplus, after application of the RBC formula, in terms of an authorized control level RBC. Once the authorized control level RBC is determined, it is contrasted against the company’s total adjusted capital. A high multiple generally indicates stronger capitalization and financial strength, while a lower multiple reflects lesser capitalization and strength. Each state’s statutes also create certain RBC multiples at which either the company or the regulator must take action. For example, there are four defined RBC levels that trigger different regulatory events. The minimum RBC level is called the company action level RBC and is generally defined as the product of 2.0 and the company’s authorized control level RBC. The authorized control level RBC is a number determined under the risk-based capital formula in accordance with certain RBC instructions. Next is a regulatory action level RBC, which is defined as the product of 1.5 and the company’s authorized control level RBC. Below the regulatory action level RBC is the authorized control level RBC. Finally, there is a mandatory control level RBC, which means the product of 0.70 and the company’s authorized control level RBC.
          As long as the company’s total adjusted capital stays above the company action level RBC (i.e., at greater than 2.0 times the authorized control level RBC), regulators generally will not take any corrective action. However, if an insurance company’s total adjusted capital falls below the company action level RBC, but remains above the regulatory action level RBC, the company is required to submit an RBC plan to the applicable state regulator(s) that identifies the conditions that contributed to the substandard RBC level and identifies a remediation plan to increase the company’s total adjusted capital above 2.0 times its authorized control level RBC. If a company’s total adjusted capital falls below its regulatory action level RBC but remains above its authorized control level RBC, then the regulator may require the insurer to submit an RBC plan, perform a financial examination or analysis on the company’s assets and liabilities, and may issue an order specifying corrective action for the company to take to improve its RBC number. In the event an insurance company’s total adjusted capital falls below its authorized control level RBC, the state regulator may require the insurer to submit an RBC plan or may place the insurer under regulatory supervision. If an insurance company’s total adjusted capital were to fall below its mandatory control level RBC, the regulator is obligated to place the insurer under regulatory control, which could ultimately include, among other actions, administrative supervision, rehabilitation or liquidation.
          As of December 31, 2004, USAuto Insurance Company’s total adjusted capital was 2.5 times its authorized control level RBC, requiring no corrective action on USAuto Insurance Company’s part. As of December 31, 2004, Village Auto Insurance Company’s total adjusted capital was 3.8 times its authorized control level RBC, requiring no corrective action on Village Auto Insurance Company’s part.
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
          As of December 31, 2004, USAuto Insurance Company had two IRIS ratios outside the usual range and Village Auto Insurance Company had three IRIS ratios outside the usual range as follows:
•	Both had ratios outside the usual range for low investment yields as their calculated yields were below 4.5%. The calculated yields for both were 2.4%. The yields are based upon simple annual averages and do not take into account any weighting for the fact that the companies increased their invested assets significantly during the year. In addition, the 4.5% yield is not reflective of current market rates for the fixed maturities investments which the companies recently have purchased as their invested assets have grown through increased premium writings and additional capital and surplus.

•	Both had ratio results outside of the usual IRIS range for changes in net premiums written, which is plus or minus 33%. Net premiums written increased 101% and 120% for USAuto Insurance Company and Village Auto Insurance Company, respectively. In addition to the growth attributable to increased business, gross premium writings for USAuto Insurance Company increased as a result of increasing the percentage of reinsurance assumed in Alabama from 15% to 50% effective February 1, 2004. Likewise, gross premium writings for Village Insurance Company increased because we wrote more of our Georgia business during 2004 through our insurance company subsidiaries. On a net premiums written basis, both companies experienced increases as a result of the non-renewal of their quota-share reinsurance effective September 1, 2004.

•	Village Auto Insurance Company had a ratio outside of the usual IRIS range for changes in capital and surplus, which is plus or minus 50%. Village Auto Insurance Company increased its capital and surplus by 105% primarily through capital contributions to support its premium growth.
          These IRIS results were provided to regulators on February 24, 2005. Since that date, no regulatory action has been taken, nor is any such action anticipated.
Employees
          As of June 30, 2005, we had approximately 725 employees. Our employees are not covered by any collective bargaining agreements.

Available Information
          We file reports with the Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and other reports from time to time. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room on-line at www.sec.gov/info/edgar/prrrules.htm or by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at www.sec.gov that contains our reports, proxy and information statements, and other information filed electronically. These website addresses are provided as inactive textual references only, and the information provided on those websites is not part of this report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
Risk Factors
Our ability to use net operating loss carryforwards to reduce future tax payments may be limited.
          Based on our calculations prepared in consultation with our internal tax advisors, and in accordance with the rules stated in the Internal Revenue Code of 1986, as amended (the “Code”), we do not believe that any “ownership change,” as described in the following paragraph and as defined in Section 382 of the Code, has occurred with respect to our net operating losses, or “NOLs,” and accordingly we believe that there is no existing annual limitation under Section 382 of the Code on our ability to use NOLs to reduce our future taxable income. We did not obtain, and currently do not plan to obtain, an IRS ruling or opinion of counsel regarding either of these conclusions.
          Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership of our total capital stock by more than 50 percentage points in any three-year period. If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount (the “Section 382 limitation”) equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service. In the event of an ownership change, NOLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such excess NOLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. Regardless of whether an ownership change occurs, the carryforward period for NOLs is either 15 or 20 years from the year in which the losses giving rise to the NOLs were incurred, depending on when those losses were incurred. The earliest losses that gave rise to our remaining NOLs were incurred in 1991 and will expire in 2006. The most recent losses that gave rise to our NOLs were incurred in 2003 and will expire in 2023. If the carryforward period for any NOL were to expire before that NOL had been fully utilized, the use of the unutilized portion of that NOL would be permanently prohibited. Our use of new NOLs arising after the date of an ownership change would not be affected by the Section 382 limitation, unless there were another ownership change after those new NOLs arose.
          It is impossible for us to state that an ownership change will not occur in the future. In addition, limitations imposed by Code Section 382 and the restrictions contained in our certificate of incorporation may prevent us from issuing additional stock to raise capital or acquire businesses. To the extent not prohibited by our certificate of incorporation, we may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change.
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
          We maintain reserves for the estimated payment of losses and loss adjustment expenses for both reported and unreported claims. The amount of reserves is established and maintained based on historical claims information, industry statistics and other factors. Even with the assistance provided by external actuarial consultants, the establishment of appropriate reserves is an inherently uncertain process due to a number of factors, including the difficulty in predicting the rate of inflation and the rate and direction of changes in trends, ongoing interpretation of insurance policy provisions by courts, inconsistent decisions in lawsuits regarding coverage and broader theories of liability. In addition, ongoing changes in claims settlement practices can lead to changes in loss payment patterns, which are used to estimate reserve levels. If our reserves prove to be inadequate, we would be required to increase them and would charge the amount of such increase to our income in the period that the deficiency is recognized. Due to the inherent uncertainty of estimating reserves, it may be necessary to revise estimated future liabilities as reflected in our reserves for loss and loss adjustment expenses The historic development of reserves for losses and loss adjustment expenses may not necessarily reflect future trends in the development of these amounts. Consequently, actual losses could materially exceed loss reserves, which would have a material adverse effect on our results of operations and financial condition.
The loss of our President and Chief Executive Officer, Stephen J. Harrison, could negatively affect our ability to conduct our business efficiently and could lead to loss of customers and proprietary information.
          Our success is largely dependent on the skills, experience, effort and performance of our President and Chief Executive Officer, Stephen J. Harrison. The loss of the services of Mr. Harrison could have a material adverse effect on us and could hinder our ability to implement our business strategy successfully. We have an employment agreement with Mr. Harrison that does not have a fixed term of employment, but may be terminated by us or Mr. Harrison at any time. We also maintain a “key man” insurance policy for Mr. Harrison.
Our business is highly competitive, which may make it difficult for us to market our core products effectively and profitably.
          The non-standard personal automobile insurance business is highly competitive. We believe that our primary insurance company competition comes not only from national insurance companies or their subsidiaries, but also from non-standard insurers and independent agents that operate in a specific region or single state in which we also operate. Allstate Insurance Company, Progressive Corporation and Direct General Corporation are all significant providers of non-standard personal automobile insurance in Alabama (excepting Direct General Corporation), Georgia and Tennessee and constitute our largest competitors. Some of our competitors have substantially greater financial and other resources than us, and they may offer a broader range of products or competing products at lower prices. Our revenues, profitability and financial condition could be materially adversely affected if we are required to decrease or are unable to increase prices to stay competitive or if we do not successfully retain our current customers and attract new customers.
Our business may be adversely affected by negative developments in Georgia, Alabama, and Tennessee.
          For the year ended June 30, 2005, approximately 46%, 18% and 17% of our gross premiums earned were generated from non-standard personal automobile insurance policies written in Georgia, Alabama and Tennessee, respectively. Our revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it more costly or difficult for us to conduct business. Adverse regulatory developments in Georgia, Alabama and Tennessee, which could include reductions in the maximum rates permitted to be charged, restrictions on rate increases or fundamental changes to the design or implementation of the automobile insurance regulatory framework, could reduce our revenues, increase our expenses or otherwise have a material adverse effect on our results of operations and financial condition. In addition, these developments could have a greater effect on us, as compared to more diversified insurers that also sell other types of automobile insurance products, write other additional lines of insurance coverages or whose premiums are not as concentrated in a single line of insurance.
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
          The non-standard personal automobile insurance industry is cyclical in nature. In the past, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. If new competitors enter this market, existing competitors may attempt to increase market share by lowering rates. Such conditions could lead to reduced prices, which would negatively impact our revenues and profitability. However, we believe that between 2002 and 2004, the underwriting results in the personal automobile insurance industry improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers. Thus far in 2005, we have witnessed a stabilization or slight reduction in premiums and rates across most states. Given the cyclical nature of the industry, current favorable pricing and competitive conditions may change, which may cause us to reduce rates or to lose customers.
Our investment portfolio may suffer reduced returns or losses, which could reduce our profitability.
          Our results of operations depend, in part, on the performance of our invested assets. As of June 30, 2005 substantially all of our investment portfolio was invested either directly or indirectly in debt securities, primarily in liquid state, municipal, corporate and federal government bonds and collateralized mortgage obligations. Fluctuations in interest rates affect our returns on, and the fair value of, debt securities. Unrealized gains and losses on debt securities are recognized in other comprehensive income and increase or decrease our stockholders’ equity. As of June 30, 2005, the fair value of our investment portfolio exceeded the value at amortized cost by $1.0 million. Interest rates in the United States are currently low relative to recent historical levels. Based on data compiled from Bloomberg L.P., the pretax yield on U.S. Treasury securities with a five-year maturity has declined from approximately 6.3% at December 31, 1999 to approximately 3.6% at December 31, 2004. An increase in interest rates could reduce the fair value of our investments in debt securities. As of June 30, 2005, the impact of an immediate 100 basis point increase in market interest rates on our debt securities portfolio would have resulted in an estimated decrease in fair value of 2.6%, or approximately $2.3 million. In addition, defaults by third parties who fail to pay or perform obligations could reduce our investment income and could also result in investment losses to our portfolio.

We rely on our information technology and communication systems, and the failure of these systems could materially and adversely affect our business.
          Our business is highly dependent on the proprietary integrated technology systems that enable timely and efficient communication and data sharing among the various segments of our integrated operations. These systems are used in all our operations, including quotation, policy issuance, customer service, underwriting, claims, accounting, and communications. We have a technical staff that develops, maintains and supports all elements of our technology infrastructure. However, disruption of power systems or communication systems could result in deterioration in our ability to respond to customers’ requests, write and service new business, and process claims in a timely manner. We believe we have appropriate types and levels of insurance to protect our real property, systems, and other assets. However, insurance does not provide full reimbursement for all losses, both direct and indirect, that may result from such an event.
We may have difficulties in managing our expansion into new markets.
          Our future growth plans include expanding into new states by opening new sales offices, acquiring the business and assets of local agencies and introducing additional insurance products. In order to grow our business successfully, we must apply for and maintain necessary licenses, properly design and price our products and identify, hire and train new claims, underwriting and sales employees. In this regard, we currently have applications for licenses to conduct insurance business pending in several states but cannot state with certainty if any or all such applications will be approved. Our expansion will also place significant demands on our management, operations, systems, accounting, internal controls and financial resources. If we fail to do any of one of these well, we may not be able to expand our business successfully. Even if we successfully complete an acquisition, we face the risk that we may acquire business in states in which market and other conditions may not be favorable to us. Any failure by us to manage growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.
We may not be successful in identifying agency acquisition candidates or integrating their operations, which could harm our financial results.
          In order to grow our business by acquisition, we must identify agency candidates and integrate the operations of acquired agencies. If we are unable to identify and acquire appropriate agency acquisition candidates, we may experience slower growth. If we do acquire additional agencies, we could face increased costs, or, if we are unable to successfully integrate the operations of the acquired agency into our operations, we could experience disruption of our business and distraction of our management, which may not be offset by corresponding increases in revenues. The integration of operations after an acquisition is subject to risks, including, among others, loss of key personnel of the acquired company, difficulty associated with assimilating the personnel and operations of the acquired company, potential disruption of ongoing business, maintenance of uniform standards, controls, procedures and policies and impairment of the acquired company’s reputation and relationships with its employees and clients. Any of these may result in the loss of customers. It is also possible that we may not realize, either at all or in a timely manner, any or all benefits from recent and future acquisitions and may incur significant costs in connection with these acquisitions. Failure to successfully integrate future acquisitions could materially adversely affect the results of our operations.
Our insurance company subsidiaries are subject to statutory capital and surplus requirements and other standards, and their failure to meet these requirements or standards could subject them to regulatory actions.
          Our insurance company subsidiaries are subject to risk-based capital standards, which we refer to as RBC standards, and other minimum statutory capital and surplus requirements imposed under the laws of their respective states of domicile. The RBC standards, which are based upon the RBC Model Act adopted by the NAIC, require our insurance company subsidiaries to annually report their results of risk-based capital calculations to the state departments of insurance and the NAIC.
          Failure to meet applicable risk-based capital requirements or minimum statutory capital and surplus requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Any changes in existing RBC requirements or minimum statutory capital and surplus requirements may require our insurance company subsidiaries to increase their statutory capital and surplus levels, which they may be unable to do. As of December 31, 2004, each of our insurance company subsidiaries maintained an RBC level in excess of an amount that would require any corrective actions.
          State regulators also screen and analyze the financial condition of insurance companies using the NAIC Insurance Regulatory Information System, or IRIS. As part of IRIS, the NAIC database generates key financial ratio results obtained from an insurer’s annual statutory statements. A ratio result falling outside the usual range of IRIS ratios may result in further examination by a state regulator to determine if corrective action is necessary. As of December 31, 2004, each of our insurance company subsidiaries had IRIS ratios outside the usual ranges, but no regulatory authority has informed the insurance company subsidiaries that it intends to conduct a further examination of their financial condition. We cannot assure you that regulatory authorities will not conduct any such examination of the financial condition of our insurance company subsidiaries, or of the outcome of any such investigation. See “Business – Regulatory Environment.”
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
          As automobile insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims, coverages and business practices may emerge. These issues can have an adverse effect on our business by changing the way we price our products, extending coverage beyond our underwriting intent, requiring us to obtain additional licenses or increasing the size of claims. Recent examples of some emerging issues include:
•	concerns over the use of an applicant’s credit score or zip code as a factor in making risk selections and pricing decisions;

•	a growing trend of plaintiffs targeting automobile insurers in purported class action litigation relating to claims-handling practices, such as total loss evaluation methodology, the use of aftermarket (non-original equipment manufacturer) parts and the alleged diminution in value to insureds’ vehicles involved in accidents; and

•	consumer groups lobbying state legislatures to regulate and require separate licenses for individuals and companies engaged in the sale of ancillary products or services.
The effects of these and other unforeseen emerging issues could negatively affect our revenues or our methods of doing business.
Due to our largely fixed cost structure, our profitability may decline if our sales volume were to decline significantly.
          Our reliance on employee-agents results in a cost structure that has a high proportion of fixed costs. In times of increasing sales volume, our acquisition cost per policy decreases, improving our expense ratio, which we believe is one of the significant advantages of our business model. However, in times of declining sales volume, the opposite would occur. A decline in sales volume could decrease our profitability, cause us to close some of our retail sales offices or lay off some employee-agents to manage our expenses.
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

          In the event that a severe weather condition or other major catastrophe were to occur resulting in property losses to us, we would have to cover such losses using additional resources, which could increase our losses incurred, cause our statutory capital and surplus to fall below required levels or otherwise have a material adverse effect on our results of operations and financial condition. We have purchased reinsurance for certain catastrophic events, which may help limit our losses from such events. To the best of our knowledge, we did not have any significant losses as a result of hurricane Katrina in August 2005.
A few of our stockholders have significant control over us, and their interests may differ from yours.
          Three of our stockholders, Gerald J. Ford, our Chairman of the Board; Stephen J. Harrison, our President and Chief Executive Officer; and Thomas M. Harrison, Jr., our Executive Vice President and Secretary, in the aggregate, control 63% of our outstanding common stock. If these stockholders acted or voted together, they would have the power to control the election and removal of our directors. They would also have significant control over other matters requiring stockholder approval, including the approval of major corporate transactions and proposed amendments to our certificate of incorporation. In addition, this concentration of ownership may delay or prevent a change in control of our company, as well as frustrate attempts to replace or remove current management, even when a change may be in the best interests of our other stockholders. Furthermore, the interests of these stockholders may not always coincide with the interests of our company or other stockholders.
Our insurance company subsidiaries are subject to regulatory restrictions on paying dividends to us.
          State insurance laws limit the ability of our insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. Our insurance company subsidiary in Tennessee is required by the Tennessee Department of Commerce and Insurance to maintain statutory capital and surplus of $2,000,000, and our insurance company subsidiary in Georgia is required by the Georgia Department of Insurance to maintain statutory capital and surplus of $3,000,000. These restrictions affect the ability of our insurance company subsidiaries to pay dividends to us and may require our subsidiaries to obtain the prior approval of regulatory authorities, which could slow the timing of such payments to us or reduce the amount that can be paid. To the extent we may need to rely, in part, on receiving dividends from the insurance company subsidiaries, the limit on the amount of dividends that can be paid by the insurance company subsidiaries may affect our ability to pay dividends to our stockholders. The dividend-paying ability of the insurance company subsidiaries is discussed in note 9 to the consolidated financial statements.
We and our subsidiaries are subject to comprehensive regulation and supervision that may restrict our ability to earn profits.
          We and our subsidiaries are subject to comprehensive regulation and supervision by the insurance departments in the states where our subsidiaries are domiciled and where our subsidiaries sell insurance and ancillary products, issue policies and handle claims. Certain regulatory restrictions and prior approval requirements may affect our subsidiaries’ ability to operate, change their operations or obtain necessary rate adjustments in a timely manner or may increase our costs and reduce profitability.
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
          Regulation of Rates and Policy Forms. The insurance laws of most states in which our insurance company subsidiaries operate require insurance companies to file premium rate schedules and policy forms for review and approval. State insurance regulators have broad discretion in judging whether our rates are adequate, not excessive and not unfairly discriminatory. The speed at which we can change our rates in response to market conditions or increasing costs depends, in part, on the method by which the applicable state’s rating laws are administered. Generally, state insurance regulators have the authority to disapprove our requested rates. Thus, if as permitted in some states, we begin using new rates before they are approved, we may be required to issue premium refunds or credits to our policyholders if the new rates are ultimately deemed excessive or unfair and disapproved by the applicable state regulator. In addition, in some states, there has been pressure in past years to reduce premium rates for automobile and other personal insurance or to limit how often an insurer may request increases for such rates. In states where such pressure is applied, our ability to respond to market developments or increased costs in that state may be adversely affected.
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
          In addition, under our certificate of incorporation, we may issue shares of preferred stock on terms that are unfavorable to the holders of our common stock. Any outstanding shares of preferred stock could also prevent or inhibit a third party from acquiring us. The existence of these provisions could depress the price of our common stock, could delay or prevent a takeover attempt or could prevent attempts to replace or remove incumbent management.
Executive Officers of the Registrant
          Pursuant to General Instruction G(3) of Form 10-K, the following information regarding our executive officers is included in Part I of this Annual Report on Form 10-K in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 10, 2005.
          The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Stephen J. Harrison	53	President and Chief Executive Officer

Thomas M. Harrison, Jr.	55	Executive Vice President and Secretary

Charles D. Hamilton	49	Senior Vice President, Chief Financial Officer and Treasurer

Michael J. Bodayle	49	Chief Financial Officer – Insurance Company Operations

William R. Pentecost	47	Chief Information Officer

Randy L. Reed	49	Senior Vice President – Sales and Marketing

James R. Dickson	39	Senior Vice President – Claims
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
          Charles D. Hamilton has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since April 2004. Mr. Hamilton was appointed in March 2004 as USAuto’s Treasurer and Chief Financial Officer. He has over 25 years of experience in the insurance industry. From 1986 until 2004, Mr. Hamilton held various executive financial and administrative roles at Willis Group Holdings, including Chief Financial Officer for the U.S. subsidiary, from 1996 until 2003. From 1979 until 1984, Mr. Hamilton was a commercial insurance underwriter for Federated Mutual Insurance of Owatonna, Minnesota. He is also a Certified Public Accountant and a Chartered Property Casualty Underwriter.
          Michael J. Bodayle has served as Chief Financial Officer – Insurance Company Operations of the Company since April 2004. Mr. Bodayle has been Treasurer and Chief Financial Officer of the insurance company subsidiaries since March 2004 and had served as USAuto’s Treasurer and Chief Financial Officer since July 1998. He has over 25 years of experience focused primarily in the insurance industry, which includes auditing, financial reporting and insurance agency operations. He has over seven years of public accounting experience and was formerly a Senior Audit Manager with Peat, Marwick, Main (now known as KPMG) from 1980 to 1985. From 1985 until 1996, Mr. Bodayle was Treasurer and Chief Financial Officer for Titan Holdings, Inc., a publicly-traded insurance holding company. Mr. Bodayle is also a Certified Public Accountant.
          William R. Pentecost has been Chief Information Officer of the Company since April 2004. Mr. Pentecost has been USAuto’s Chief Information Officer since USAuto’s inception in 1995. He has over 15 years experience with insurance company information systems. Mr. Pentecost is also a Chartered Property Casualty Underwriter.
          Randy L. Reed has been Senior Vice President – Sales and Marketing of the Company since April 2004. Mr. Reed has been USAuto’s Vice President – Sales and Marketing since February 1997. Prior to February 1997, Mr. Reed served for over ten years as co-owner and President of Reed Oil Company, Inc., a wholesaler and retailer involved in the oil jobber business.
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
Item 2. Properties
          Our principal executive offices are located in approximately 44,000 square feet of office space located at 3813 Green Hills Village Drive, Nashville, Tennessee and are occupied by us under a lease agreement expiring December 31, 2011. We also have regional claims offices in Tampa, Florida and Dallas, Texas where we have leased a total of approximately 7,800 square feet. Our retail locations are all leased and typically are located in storefronts in retail shopping centers, and each location contains less than 1,000 square feet of space. The leases for our retail locations are generally for a term of less than three years.
Item 3. Legal Proceedings
          We and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our insurance policies, claims handling and employment related disputes. The plaintiffs in some of these lawsuits have alleged bad faith or extracontractual damages, and some have sought punitive damages or class action status.
Item 4. Submission of Matters to a Vote of Security Holders
          There were no matters subject to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Trading Prices
          Our common stock is currently quoted on the New York Stock Exchange under the symbol “FAC.” Prior to the merger with USAuto and our change of name to First Acceptance Corporation, our common stock traded under the symbol “LBI.” The following table sets forth quarterly high and low bid prices for our common stock for the periods indicated based upon quotations periodically published on the New York Stock Exchange. All price quotations represent prices between dealers, without accounting for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	Price Range
	High	Low
Year Ended June 30, 2004
First Quarter	$5.75	$5.09
Second Quarter	7.45	5.25
Third Quarter	9.35	7.10
Fourth Quarter	8.05	6.53

Year Ended June 30, 2005
First Quarter	$7.45	$5.83
Second Quarter	9.08	7.01
Third Quarter	10.95	8.60
Fourth Quarter	10.85	8.23
          According to the records of our transfer agent, there were 607 holders of record of our common stock on September 7, 2005, including record holders such as banks and brokerage firms who hold shares for beneficial holders, and 47,455,096 shares of our common stock were outstanding.
Dividend Policy
          We paid no dividends during the two most recent fiscal years. We do not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions. See note 9 to our consolidated financial statements for a discussion of the legal restrictions on the ability of our insurance company subsidiaries to pay dividends.
Stock Transfer Restrictions
          Our certificate of incorporation (the “Charter”) contains prohibitions on the transfer of our common stock to avoid limitations on the use of the net operating loss carryforwards and other federal income tax attributes that we inherited from our predecessor. The Charter generally prohibits, without the prior approval of our Board of Directors, any transfer of common stock, any subsequent issue of voting stock or stock that participates in our earnings or growth, and certain options with respect to such stock, if the transfer of such stock would cause any group or person to own 4.9% or more (by aggregate value) of our outstanding shares or cause any person to be treated like the owner of 4.9% or more (by aggregate value) of our outstanding shares for tax purposes. Transfers in violation of this prohibition will be void, unless our Board of Directors consents to the transfer. If void, upon our demand, the purported transferee must return the shares to our agent to be sold, or if already sold, the purported transferee must forfeit some, or possibly all, of the sale proceeds. In addition, in connection with certain changes in the ownership of the holders of our shares, we may require the holder to dispose of some or all of such shares. For this purpose, “person” is defined broadly to mean any individual, corporation, estate, debtor, association, company, partnership, joint venture, or similar organization.

Item 6. Selected Financial Data
          The following tables provide selected historical consolidated financial and operating data of the Company as of the dates and for the periods indicated. In conjunction with the data provided in the following tables and in order to more fully understand our historical consolidated financial and operating data, you should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included in this report. We derived our selected historical consolidated financial data as of June 30, 2005 and 2004 and for the years ended June 30, 2005, 2004, and 2003 from our audited consolidated financial statements included in this report. We derived our selected historical consolidated financial data as of June 30, 2003, 2002 and 2001 and for the years ended June 30, 2002 and 2001 from our audited consolidated financial statements not included in this report. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.
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

	Year Ended June 30,
			Pro forma		Pro forma
		Actual	2004	Actual	2003
	2005	2004	(unaudited)	2003	(unaudited)	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Premiums earned	$132,347	$11,728	$57,716	$—	$38,353	$—	$—
Commissions and fees	27,151	4,401	26,275	—	33,462	—	—
Ceding commissions from reinsurer	2,975	1,925	10,674	—	6,952	—	—
Gains on sales of foreclosed real estate	755	4,147	4,147	233	233	139	378
Investment income	3,353	958	1,431	1,098	1,289	1,335	2,922
Other	214	(6)	80	—	148	—	21

Total revenues	166,795	23,153	100,323	1,331	80,437	1,474	3,321

Expenses:
Losses and loss adjustment expenses	87,493	7,167	36,616	—	25,905	—	—
Insurance operating expenses	49,921	7,194	41,142	—	35,962	—	—
Other operating expenses	2,775	6,235	2,278	2,637	1,648	988	797
Stock-based compensation	332	7,850	—	546	—	—	—
Depreciation and amortization	1,920	648	1,366	10	1,954	6	8
Interest expense	351	44	318	—	29	—	—

Total expenses	142,792	29,138	81,720	3,193	65,498	994	805

Income (loss) before income taxes	24,003	(5,985)	18,603	(1,862)	14,939	480	2,516
Income tax expense (benefit) (1).	(2,153)	(2,189)	6,983	—	5,844	—	—

Net income (loss)	$26,156	$(3,796)	$11,620	$(1,862)	$9,095	$480	$2,516

Basic net income (loss) per share	$0.56	$(0.15)	$0.25	$(0.09)	$0.20	$0.02	$0.12
Diluted net income (loss) per share	$0.53	$(0.15)	$0.24	$(0.09)	$0.19	$0.02	$0.12
Weighted average basic shares	47,055	24,965	46,405	20,420	46,229	20,256	20,256
Weighted average diluted shares	48,989	24,965	47,883	20,420	46,985	20,256	20,256
Cash dividend declared per share of common stock	$—	$—	$—	$—	$—	$0.006	$0.125

	June 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Balance Sheet Data:
Fixed maturities, available for sale	$74,840	$33,243	$—	$—	$—
Cash, cash equivalents and other invested assets	35,682	38,352	56,847	56,510	56,103
Foreclosed real estate held for sale	961	1,108	1,594	2,175	2,359
Deferred tax asset	48,106	45,493	—	—	—
Goodwill and identifiable intangible assets	112,704	102,914	—	—	—
Total assets	330,722	285,667	59,053	58,919	58,564
Loss and loss adjustment expense reserves	42,897	30,434	—	—	—
Unearned premiums	47,752	33,433	—	—	—
Note payable to financial institution	—	4,000	—	—	—
Total liabilities	102,393	91,441	978	528	531
Total stockholders’ equity	228,329	194,226	58,075	58,391	58,033

Book value per share	$4.81	$4.17	$2.82	$2.88	$2.86

(1)	The income tax expense (benefit) for the year ended June 30, 2005 includes a $10,594 decrease in the valuation allowance for the deferred tax asset. There was no income tax expense (benefit) recorded for the years presented prior to the year ended June 30, 2004 because we had NOLs available to offset federal taxable income for which a full valuation allowance had been established. For these years, the benefit resulting from the utilization of NOLs directly offsets federal income taxes that would have otherwise been payable.

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
General
          Prior to our April 30, 2004 acquisition of USAuto Holdings, Inc., we were engaged in pursuing opportunities to acquire one or more operating companies. In addition, we marketed for sale a portfolio of foreclosed real estate. We will continue to market the remaining real estate held (consisting of six tracts of land in San Antonio, Texas) and will attempt to sell it on a basis that provides us with the best economic return. We do not anticipate any new investments in real estate, although we acquired a tract of land adjacent to one of our properties for $0.3 million in December 2004 to enhance the marketability of the adjacent parcel.
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
          Effective January 1, 2005, we acquired the assets (principally the book of business and retail locations) of a non-standard automobile insurance agency in Texas for $4.0 million in cash. As of September 1, 2005, we leased 334 retail locations, staffed by employee-agents. Our employee-agents exclusively sell insurance products underwritten by us. We write non-standard personal automobile insurance in 11 states and we are licensed as an insurer in 13 additional states.
          The following table shows the changes in the number of our retail locations for the periods presented.

	Year Ended June 30,
	Actual	Pro forma
	2005	2004
Retail locations:
Beginning of period	138	108
Opened	157	30
Acquired	15	—
Closed	(1)	—

End of period	309	138

          The following table shows the breakdown of our retail locations by state for the periods presented.

				Increase in Locations
	As of June 30,			Year Ended June 30,
	Actual	Actual	Pro forma	Actual	Pro forma
	2005	2004	2003	2005	2004
Alabama	25	21	19	4	2
Florida	24	—	—	24	—
Georgia	63	55	52	8	3
Illinois	12	—	—	12	—
Indiana	22	4	—	18	4
Ohio	30	25	12	5	13
Mississippi	9	6	6	3	—
Missouri	18	11	5	7	6
Pennsylvania	14	—	—	14	—
Tennessee	20	16	14	4	2
Texas	72	—	—	72	—

Total	309	138	108	171	30

          Our consolidated financial statements now vary in important respects from our historical consolidated financial statements due to the acquisition of USAuto. For the year ended June 30, 2004, the recorded financial results reflect twelve months of our previous operations, but only the two months of results of the insurance operations following the April 30, 2004 acquisition date. The year ended June 30, 2005 reflects primarily the results from our insurance operations for the full year.
          The acquisition of USAuto was accounted for using the purchase method of accounting. The consideration consisted of $76.0 million in cash, 13,250,000 shares of our common stock issued at closing and 750,000 shares issued upon the attainment of certain financial targets. The aggregate purchase price of $166.8 million was allocated to the tangible and intangible assets acquired and the liabilities assumed based upon their respective fair values as of the date of the acquisition. Total goodwill and identifiable intangible assets recorded from the acquisition were $110.0 million, which was net of a $41.3 million reduction in our deferred tax allowance based upon our projections of USAuto’s future taxable income. Of the purchase price, $1.2 million was allocated to an identifiable intangible asset relating to future policy renewals existing as of April 30, 2004. This asset is amortizable and resulted in amortization expense of $0.7 million and $0.4 million for the years ended June 30, 2005 and 2004, respectively. Amortization expense for the year ending June 30, 2006 will be $0.1 million.
          Our results for the year ended June 30, 2004 included expenses that have been discontinued as a result of the acquisition of USAuto. These principally consist of compensation to employees who were terminated in connection with the acquisition. However, the current period includes (as will future periods) the cost of the advisory services agreement with an entity controlled by Donald J. Edwards, our former President and Chief Executive Officer, as described in note 18 to the consolidated financial statements. These items have been incorporated into the presentation of pro forma operating results for the years ended June 30, 2004 and 2003, which assume that the acquisition of USAuto occurred on July 1, 2002. See note 22 to the consolidated financial statements.
Consolidated Results of Operations
          Overview
          The year ended June 30, 2005 reflects the results of our insurance operations for the full year, while the year ended June 30, 2004 reflects the results of our acquisition activities and the real estate operations for the full year, and the results of our insurance operations for the two months following the date of the USAuto acquisition. In addition to the actual results, we will also discuss pro forma operating results that assume that the USAuto acquisition occurred on July 1, 2002. We will also separately discuss both the results of the real estate and corporate activities and the insurance operations. Such segment information is summarized below on both an actual and pro forma basis for the periods presented.

				Pro forma
	Actual			(unaudited)
	Year Ended June 30,			Year Ended June 30,
	2005	2004	2003	2004	2003
	(in thousands)
Insurance Operations
Revenues:
Premiums earned	$132,347	$11,728	$—	$57,716	$38,353
Commissions and fees	27,151	4,401	—	26,275	33,462
Ceding commissions from reinsurer	2,975	1,925	—	10,674	6,952
Investment income	2,287	180	—	1,007	545
Other	214	(6)	—	80	148

Total revenues	164,974	18,228	—	95,752	79,460

Expenses:
Losses and loss adjustment expenses	87,493	7,167	—	36,616	25,905
Operating expenses	49,921	7,194	—	41,142	35,962
Depreciation and amortization	1,920	608	—	1,366	1,954

Total expenses	139,334	14,969	—	79,124	63,821

Income before income taxes	$25,640	$3,259	$—	$16,628	$15,639

				Pro forma
	Actual			(unaudited)
	Year Ended June 30,			Year Ended June 30,
	2005	2004	2003	2004	2003
	(in thousands)
Real Estate and Corporate
Revenues:
Gains on sales of foreclosed real estate	$755	$4,147	$233	$4,147	$233
Investment income	1,066	778	1,098	424	744

Total revenues	1,821	4,925	1,331	4,571	977

Expenses:
Operating expenses	2,775	6,235	2,637	2,278	1,648
Stock-based compensation	332	7,850	546	—	—
Depreciation	—	40	10	—	—
Interest expense	351	44	—	318	29

Total expenses	3,458	14,169	3,193	2,596	1,677

(Loss) income before income taxes	$(1,637)	$(9,244)	$(1,862)	$1,975	$(700)

          Our insurance operations derive revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 11 states. We conduct our underwriting operations through two insurance company subsidiaries: USAuto Insurance Company, Inc. and Village Auto Insurance Company, Inc. Our insurance operations revenues are primarily derived from:
•	premiums earned (which includes policy and renewal fees) from (i) sales of policies issued by our insurance company subsidiaries, net of the portion of those premiums that have been ceded to reinsurers, and (ii) the sales of policies issued by our managing general agency subsidiaries and assumed by our insurance company subsidiaries through quota-share reinsurance;

•	fee income, which includes installment billing fees on policies written as well as fees for other ancillary services (principally a motor club product);

•	commission income paid by our reinsurer to us for ceded premiums (through the September 1, 2004 non-renewal of our quota share reinsurance); and

•	investment income earned on the invested assets of the insurance company subsidiaries.
          Because we have discontinued writing policies through other insurance companies as a managing general agency and now write those policies through our insurance company subsidiaries (or assume them through 100% quota share reinsurance), our commissions for selling and servicing policies on behalf of third-party insurance companies have decreased while premiums earned by insurance company subsidiaries have increased.

          The following table presents gross premiums earned by state for the insurance operations separately for policies written by the insurance company subsidiaries and for policies issued by the MGA subsidiaries on behalf of other insurance companies (which are now all assumed 100% by us through quota share reinsurance contracts), on both an actual and a pro forma basis for the periods presented. We believe this table illustrates the total gross premiums serviced by us and under our control.

				Pro forma
	Actual			(unaudited)
	Year Ended June 30,			Year Ended June 30,
	2005	2004	2003	2004	2003
	(in thousands)
Insurance company subsidiaries:
Georgia	$67,442	$10,582	$—	$53,878	$34,898
Tennessee	26,205	4,460	—	25,387	22,672
Ohio	10,703	1,250	—	5,789	1,694
Mississippi	4,431	680	—	3,822	3,323
Missouri	4,193	587	—	3,125	1,794
Indiana	2,032	23	—	25	—
Alabama	1,383	—	—	—	—
Florida	1,181	—	—	—	—
Illinois	112	—	—	—	—
Pennsylvania	24	—	—	—	—

	117,706	17,582	—	92,026	64,381

MGA subsidiaries:
Alabama	25,227	4,331	—	24,219	19,832
Texas	4,569	—	—	—	—
Georgia	2,364	837	—	11,618	28,853
Tennessee	—	—	—	—	25

	32,160	5,168	—	35,837	48,710

Total gross premiums earned	$149,866	$22,750	$—	$127,863	$113,091

          The following table presents the change in the total number of policies in force for the insurance operations separately for business written by the insurance company subsidiaries and for policies issued by the MGA subsidiaries on behalf of other insurance companies (which are now all assumed 100% by us through quota share reinsurance contracts) for the periods presented. Policies in force increase as a result of new policies issued and decrease as a result of policies that cancel or expire and are not renewed.

	Year Ended June 30,
	Actual	Pro forma
	2005	2004
Insurance company subsidiaries:
Policies in force – beginning of year	69,061	59,186
Net increase during year	31,081	9,875

Policies in force – end of year	100,142	69,061

MGA subsidiaries:
Policies in force – beginning of year	22,324	27,828
Acquired	6,473	—
Net decrease during year	(9,517)	(5,504)

Policies in force – end of year	19,280	22,324

Total policies in force – end of year	119,422	91,385

          The following table presents net premiums earned by state for the insurance operations on both an actual and a pro forma basis for the periods presented. This table represents the net underwriting risk retained by us after considering the effects of reinsurance. Alabama premiums shown are assumed by us through a quota share reinsurance contract, which was increased from 15% to 50%, effective February 1, 2004, and from 50% to 100%, effective February 1, 2005. Likewise, Texas premiums are assumed by us through a 100% quota share reinsurance contract. We have obtained our license in Alabama and, commencing in May 2005, all new policies in Alabama are written on a direct basis by USAuto Insurance Company.

				Pro forma
	Actual			(unaudited)
	Year Ended June 30,			Year Ended June 30,
	2005	2004	2003	2004	2003
			(in thousands)
Georgia	$63,281	$5,828	$—	$29,802	$20,184
Tennessee	24,145	2,300	—	13,115	11,613
Alabama	18,862	2,247	—	8,057	2,919
Ohio	10,076	650	—	3,013	862
Texas	4,566	—	—	—	—
Mississippi	4,151	371	—	2,083	1,780
Missouri	3,918	309	—	1,620	995
Indiana	2,030	23	—	26	—
Florida	1,185	—	—	—	—
Illinois	112	—	—	—	—
Pennsylvania	21	—	—	—	—

Total net premiums earned	$132,347	$11,728	$—	$57,716	$38,353

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
     Expense Ratio — Expense ratio is the ratio (expressed as a percentage) of insurance operating expenses to premiums earned. This is a measurement which illustrates relative management efficiency in administering our operations. We calculate this ratio on a net basis as a percentage of net premiums earned. Insurance operating expenses are reduced by fee income from insureds and ceding commissions received from our reinsurer as compensation for the costs we incur in servicing policies on their behalf.
     Combined Ratio — Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100, an insurance company cannot be profitable without sufficient investment income. The following table presents the combined ratios for the insurance operations on both an actual and a pro-forma basis for the periods presented.

				Pro forma
	Actual			(unaudited)
	Year Ended June 30,			Year Ended June 30,
	2005	2004	2003	2004	2003
Loss and loss adjustment expense	66.1%	61.1%	—	63.4%	67.5%
Expense	17.7%	13.7%	—	15.8%	13.1%

	83.8%	74.8%	—	79.2%	80.6%

     The invested assets of the insurance operations are generally highly liquid and consist substantially of readily marketable, investment grade bonds and collateralized mortgage obligations. At June 30, 2005, approximately 23% of our fixed maturities portfolio was tax-exempt. This percentage has decreased and will continue to decrease over time as we move to a taxable portfolio. All cash equivalents were taxable. Most securities held are issued by political subdivisions in the states of Georgia and Tennessee as these type of investments enable our insurance company subsidiaries to obtain premium tax credits. Investment income is primarily composed of interest earned on these securities, net of related investment expenses. Realized gains and losses on our investment portfolio may occur from time-to-time as changes are made to our holdings based upon changes in interest rates and changes in the credit quality of securities held.
     The non-standard personal automobile insurance industry is cyclical in nature. In the past, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. If new competitors enter this market, existing competitors may attempt to increase market share by lowering rates. Such conditions could lead to reduced prices, which would negatively impact USAuto’s revenues and profitability. However, we believe that between 2002 and 2004, the underwriting results in the personal automobile insurance industry improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers. Rates and premium levels for non-standard automobile insurance have stabilized or slightly decreased during 2005.
Fiscal Year Ended June 30, 2005 Compared With Fiscal Year Ended June 30, 2004
     Actual Consolidated Results
     Net income for the year ended June 30, 2005 was $26.2 million, compared to a net loss of $3.8 million for the year ended June 30, 2004. The prior fiscal year’s results reflect only the two months of insurance operating results following the April 30, 2004 acquisition of USAuto. Prior to this date, the results for the year ended June 30, 2004 reflect real estate operations and the costs associated with acquisition opportunities. The prior year’s results also include severance costs to our former employees incurred as a result of the USAuto acquisition.
     Net income per share for the year ended June 30, 2005 was $0.56 and $0.53 on a basic and diluted basis, respectively, as compared to a net loss per share of $0.15 on both a basic and diluted basis for the year ended June 30, 2004. The weighted average shares outstanding increased as a result of the additional shares issued in the April 2004 rights offering and the USAuto acquisition, as well as the 750,000 contingent shares issued effective December 31, 2004 in connection with the USAuto acquisition.
     The income tax expense (benefit) for the year ended June 30, 2005 includes a $10,594 decrease in the valuation allowance for the deferred tax asset. Such decrease was a result of taxable income for the year ended June 30, 2005 exceeding the estimate used by management in establishing the valuation allowance at June 30, 2004 in addition to a revision in management’s estimate for our future taxable income based on the results for the most recent fiscal year. Net income per share for the year ended June 30, 2005 was increased by $0.23 and $0.22 on a basic and diluted basis, respectively, as a result of this change in the valuation allowance.
     Pro forma Consolidated Results
     On a pro forma basis, net income for the year ended June 30, 2004 was $11.6 million. Pro forma net income per share for the year ended June 30, 2004 was $0.25 and $0.24 on a basic and diluted basis, respectively.
     Actual Results – Insurance Operations
     For the year ended June 30, 2005, the insurance operations recorded income before income taxes of $25.6 million. The combined ratio for this period was 83.8%, which includes a loss and loss adjustment expense ratio of 66.1% and an expense ratio of 17.7%.
     Pro forma Results – Insurance Operations
     On a pro forma basis, income before income taxes for the year ended June 30, 2004 was $16.6 million compared to actual income before income taxes of $25.6 million for the year ended June 30, 2005.
     Net premiums earned increased by 129% to $132.3 million for the year ended June 30, 2005 from $57.7 million on a pro forma basis for the year ended June 30, 2004. A significant part of this increase is the result of eliminating our 50% quota share reinsurance on the September 1, 2004 renewal date. As a result, our reinsurance was only in effect for two months of year ended June 30, 2005 and for all of the year ended June 30, 2004. Had we renewed the 50% quota share reinsurance, net premiums earned would have been reduced by $49.5 million for the year ended June 30, 2005.
     In addition to the above factor, net premiums earned during the year ended June 30, 2005 also increased as we increased the assumed reinsurance percentage for our Alabama business (written through other insurance companies) from 15% to 50% effective February 1, 2004, and from 50% to 100% effective February 1, 2005. As a result of these changes, net premiums earned increased by $9.2 million for the year ended June 30, 2005. We are now licensed in Alabama and, starting in May 2005, we began writing all new policies in Alabama on a direct basis. As a result, in Alabama, we no longer incur the contractual costs associated with writing business through another insurance company.

     To a lesser extent, net premiums earned also increased as we continued to write more of our insurance business in Georgia through our insurance company subsidiaries rather than through our managing general agency (“MGA”) operations for other insurance companies. Gross premiums earned through the Georgia MGA operations decreased from $11.6 million for the year ended June 30, 2004 to $2.4 million for the year ended June 30, 2005.
     As a result of not renewing the quota share reinsurance and shifting the insurance underwriting from the MGA operations to our insurance company subsidiaries, commissions and fees declined as a percentage of net premiums earned during the year ended June 30, 2005 compared to the prior year and ceding commissions from our reinsurer also decreased. The year ended June 30, 2005, however, includes an additional ceding commission of $1.0 million, which has been recorded based upon the favorable loss experience during the last contract year of the quota share reinsurance program which was non-renewed effective September 1, 2004.
     Overall, the number of insured policies in force (both insurance company and MGA) at June 30, 2005 increased 31% over the same date in 2004. Net premiums earned for the year ended June 30, 2005 also increased as a result of the Texas operations, which were acquired effective January 1, 2005. In addition to Texas, during the year ended June 30, 2005, we also commenced operations in Illinois, Florida and Pennsylvania.
     During the year ended June 30, 2005, the number of retail locations (or “stores”) increased by 171, from 138 stores at June 30, 2004 to 309 stores at June 30, 2005, including stores in the pre-opening stage. Included in the fiscal 2005 figure are the 15 stores acquired in Texas on January 1, 2005. During the year ended June 30, 2004, on a pro-forma basis, we leased 30 new stores.
     Investment income increased primarily as a result of the increase in invested assets as a result of our growth. We also expect investment income to continue to increase as we shift the investment portfolio from tax-exempt to taxable investments. The weighted average investment yield for our fixed maturities portfolio was 3.99% at June 30, 2005 with a duration of 3.5 years. The yield for the comparable Lehman Brothers indices at June 30, 2005 was 3.96%.
     The loss and loss adjustment expense ratio increased to 66.1% for the year ended June 30, 2005 from 63.4% on a pro forma basis for the year ended June 30, 2004. We did not experience any significant development for losses occurring in prior accident periods. In addition, the loss ratio for the year ended June 30, 2005 increased slightly over the prior year as a result of the non-renewal of the quota share reinsurance, which resulted in a higher percentage increase in losses and loss expenses incurred than the percentage increase in net premiums earned. This occurred since policy and renewal fees (included in net premiums earned) were not ceded to the reinsurer and therefore remained the same relative to dollar amounts in both periods.
     Insurance operating expenses increased 21% to $49.9 million for the year ended June 30, 2005 from $41.1 million for the year ended June 30, 2004. This increase is primarily due to expenses (advertising, employee-agent compensation, rent and premium taxes) that vary along with the increase in net premiums earned and the addition of new retail locations.
     The expense ratio increased from 15.8% for the year ended June 30, 2004 to 17.7% for the year ended June 30, 2005. Operating expenses incurred for new retail locations contributed to the increase in the expense ratio. In addition, the expense ratio has also increased as a result of declining fee income from ancillary products (which reduces expenses in calculating the expense ratio), and the fact that this fee income was spread over a larger base of net premiums earned as result of not renewing the quota share reinsurance. To a lesser extent, the expense ratio also increased as net operating expenses increased due to the elimination of ceding commissions received, which were at a slightly lesser rate than actual operating expenses incurred. The increase for the year ended June 30, 2005, however, was tempered by the additional ceding commission of $1.0 million.
     Overall, on a pro forma basis, the combined ratio increased to 83.8% for the year ended June 30, 2005 from 79.2% for the year ended June 30, 2004.
     In addition, during the year ended June 30, 2005, we recognized a $0.2 million gain on the sale of property and equipment as a result of the sale of an aircraft previously used in the insurance operations.

     Actual Results – Real Estate and Corporate
     Loss before income taxes for the year ended June 30, 2005 was $1.6 million versus loss before income taxes of $9.2 million for the year ended June 30, 2004. For the year ended June 30, 2005, gains on sales of foreclosed real estate were $0.8 million, as compared to $4.1 million for the year ended June 30, 2004. Gains on sales of real estate represents proceeds received from the sale of foreclosed real estate in excess of carrying value, less selling costs.
     Investment income was $1.1 million for the year ended June 30, 2005 compared to $0.8 million for the year ended June 30, 2004. The decrease in available cash equivalents as a result of the USAuto acquisition was offset by a higher return earned during the most recent fiscal year on our investment in mutual fund.
     Other operating expenses for fiscal 2005 primarily represent costs associated with being an operating public company (including the initial costs of implementing the Sarbanes-Oxley Act of 2002) while other operating expenses for fiscal 2004 primarily represent the cost of former employees who were terminated as a result of the USAuto acquisition.
     Pro forma Results – Real Estate and Corporate
     On a pro forma basis, income before taxes for the year ended June 30, 2004 was $2.0 million. These results exclude compensation of terminated employees and reflect only the real estate operations and costs related to acquisition opportunities. The results also reflect interest expense on USAuto’s note payable.
Fiscal Year Ended June 30, 2004 Compared With Fiscal Year Ended June 30, 2003
     Actual Consolidated Results
     Net loss for the year ended June 30, 2004 was $3.8 million, as compared to a net loss of $1.9 million for the year ended June 30, 2003. The fiscal 2003 results reflect only real estate operations and the costs associated with acquisition opportunities. The fiscal 2004 results are significantly impacted by the inclusion of two months of insurance operating results as well as the severance cost to our former employees. Total severance costs were $3.3 million. In addition, we recognized $7.9 million of expenses in fiscal 2004 related to stock-based compensation, most of which related to stock options which became fully vested upon the termination of employees as a result of the USAuto acquisition. For the year ended June 30, 2004, we also recognized gains on the sale of foreclosed real estate of $4.1 million versus gains of $0.2 million in fiscal 2003.
     Loss per share on a fully diluted basis for the year ended June 30, 2004 was $0.15, as compared to a loss of $0.09 for the year ended June 30, 2003. The net loss for the year ended June 30, 2004 was net of an income tax benefit of $2.2 million, while no tax benefit was recognized in fiscal 2003 as a result of the uncertainty of its utilization.
     Pro forma Consolidated Results
     On a pro forma basis, net income for the year ended June 30, 2004 was $11.6 million, versus $9.1 million for the year ended June 30, 2003. Pro forma income per share on a fully diluted basis for the year ended June 30, 2004 was $0.24, as compared to $0.19 for the year ended June 30, 2003.
     Actual Results – Real Estate and Corporate
     Loss before income taxes for the year ended June 30, 2004 was $9.2 million versus a loss before income taxes of $1.9 million for the year ended June 30, 2003.
     Investment income related to cash equivalents decreased to $0.8 million for the year ended June 30, 2004 versus $1.1 million for fiscal 2003. This decrease is due to lower interest rates and a decrease in the amount of available cash equivalents as a result of the effects of the USAuto acquisition.

     Gains on sales of foreclosed real estate for the year ended June 30, 2004 were $4.1 million resulting from the sale of a total of ten parcels, as compared to $0.2 million for fiscal 2003. Gains on sales of real estate represents proceeds received from the sale of foreclosed real estate in excess of carrying value, less selling costs.
     Stock-based compensation for the year ended June 30, 2004 was $7.9 million compared to $0.5 million for fiscal 2003. This increase was primarily the result of recognizing the expense for the immediate vesting, upon his termination, of nonqualified stock options granted to our former President and Chief Executive Officer, Donald J. Edwards, for an option to purchase 2,573,678 shares of our common stock at an exercise price of $3.00 per share. Additionally, this expense also includes the cost associated with an option to purchase 1,152,000 shares granted to Mr. Edwards as a result of the rights offering in accordance with the anti-dilution terms of his employment agreement, and options to purchase 392,000 shares granted to other former employees.
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
     Actual Results – Insurance Operations
     For the two months included in the operating results for the year ended June 30, 2004, the insurance operations recorded income before taxes of $3.3 million. The combined ratio for this period was 74.8% which was comprised of a loss and loss adjustment expense ratio of 61.1% and an expense ratio of 13.7%.
     Pro forma Results – Insurance Operations
     On a pro forma basis, income before taxes for the year ended June 30, 2004 was $16.6 million versus $15.6 million for the year ended June 30, 2003. These results assume that the acquisition had occurred on July 1, 2002 and therefore these results include twelve months of insurance operations.
     Net premiums earned increased 50% to $57.7 million for the year ended June 30, 2004 from $38.4 million for fiscal 2003. This increase is primarily related to the fact that more of our insurance business was written through our insurance company subsidiaries than for other insurance companies through our managing general agency operations. In addition, effective February 1, 2004, we increased our assumed reinsurance percentage from 15% to 50% for our Alabama business, which was written through another insurance company since we were not licensed there. Likewise, as a result of shifting the insurance underwriting to our insurance subsidiaries, commissions and fees declined over the same period and ceding commissions from our reinsurer increased.
     During the year ended June 30, 2004, the number of retail locations (or “stores”) expanded by 30, increasing from 108 at June 30, 2003 to 138 at June 30, 2004. During the fiscal year ended June 30, 2003, we added 17 stores.
     Investment income increased as the increase in invested assets more than offset the reduction in yield. The weighted average investment yield for the portfolio was 3.84% at June 30, 2004 with a duration of 4.55 years. The yield for the comparable Lehman Brothers indices at June 30, 2004 was 3.72%.
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

Liquidity and Capital Resources
     Prior to the USAuto acquisition, our historical funding requirements were operating expenses, including legal, audit, and consulting expenses incurred in connection with evaluation of potential acquisition candidates and other strategic opportunities. Our historical primary sources of funding for operating expenses were proceeds from the sales of foreclosed real estate, investment income on cash and cash equivalents, and cash on hand.
     Since the completion of the USAuto acquisition, our liquidity and capital resources have become more reflective of those of a vertically-integrated insurance company, performing all sales, servicing and underwriting of non-standard personal automobile insurance. Our primary sources of funds are from premiums received, commission and fee income and investment income. Funds are used to pay claims and operating expenses.
     Operating activities for the year ended June 30, 2005 provided $45.4 million of cash compared to $.5 million used in the prior year. The increase is the direct result of the inclusion of our insurance operations in the current period.
     Net cash used by investing activities for the year ended June 30, 2005 was $55.2 million as compared to $67.5 million used in the prior year. The fiscal 2005 results primarily reflects the additions to our investment portfolio as well as the $4.0 expended to fund the Texas acquisition. The fiscal 2004 results include the net cash of $72.4 million used in the acquisition of USAuto, $49.4 million of which was provided from the net proceeds of the issuance of stock in a rights offering in April 2004.
     During the year ended June 30, 2005, we increased the statutory capital and surplus of the insurance company subsidiaries by $9.5 million to support additional premium writings. At June 30, 2005, we had $11.2 million available in unrestricted cash and investments outside of the insurance company subsidiaries.
     In April 2005, we used $3.3 million of cash to repay in full our note payable to a financial institution. This term loan was repaid ahead of its contractual maturity to eliminate interest expense of LIBOR plus 366 basis points. This prepayment resulted in a $0.1 million charge related to unamortized loan costs.
     As a result of the USAuto acquisition, we are now part of an insurance holding company system with substantially all of our operations being conducted by our insurance company subsidiaries. Accordingly, the holding company will only receive cash from operating activities as a result of investment income and the ultimate liquidation of our foreclosed real estate held for sale. Cash could be made available through loans from financial institutions, the sale of common stock, and dividends from the insurance company subsidiaries. In addition, as a result of our tax net operating loss carryforwards, taxable income generated by the insurance company subsidiaries will provide cash to the holding company through an intercompany tax allocation agreement through which the insurance company subsidiaries will reimburse the holding company for current tax benefits utilized through recognition of the net operating loss carryforwards.
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
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements, other than leases accounted for as operating leases in accordance with generally accepted accounting principles, or financing activities with special-purpose entities.
Contractual Obligations
     The following table summarizes all of our contractual obligations by period as of June 30, 2005:

	Payments Due By Period
		Less than			More than
	Total	1 year	1-3 Years	3-5 Years	5 years
	(in thousands)
Loss and loss adjustment expenses	$42,897	$22,473	$17,326	$2,700	$398
Operating leases	16,542	5,044	7,259	3,374	865
Employment agreements	3,067	800	1,600	667	—
Advisory services agreement	708	250	458	—	—

Total contractual cash obligations	$63,214	$28,567	$26,643	$6,741	$1,263

     Loss and loss adjustment expense reserves do not have contractual maturity dates; however, based on historical payment patterns, the amount presented is our estimate of the expected timing of these payments. The timing of these payments is subject to significant uncertainty. We maintain a portfolio of marketable investments with varying maturities and a substantial amount of cash and cash equivalents intended to provide adequate cash flows for such payments.
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
     Valuation of deferred tax asset. Income taxes are maintained in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” whereby deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and operating loss and tax credit carryforwards and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Valuation of the deferred tax asset is considered a critical accounting policy because the determination of our ability to utilize the asset involves a number of management assumptions relating to future operations that could materially affect the determination of the ultimate value and, therefore, the carrying amount of our deferred tax asset.
     Based on business activity prior to the USAuto acquisition, management believed it was more likely than not that we would not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance had been established. Based upon our estimates of our future taxable income after the USAuto acquisition, we reduced our deferred tax valuation allowance by $41.3 million. Further, based upon our revised estimates after considering the actual results for the year ended June 30, 2005, the allowance was reduced by an additional $10.6 million. At June 30, 2005, our total gross deferred tax asset is $77.9 million, and we had net operating loss carryforwards for federal income tax purposes of approximately $196.4 million. On a net basis, the deferred tax asset is $48.1 million after an allowance of $29.8 million. Realization of this deferred tax asset is dependent upon our generation of sufficient taxable income in the future. If future taxable income is not sufficient to recover the deferred tax assets, the maximum charge to the provision for income taxes will be $48.1 million. If we generate sufficient future taxable income to fully utilize the deferred tax assets as of June 30, 2005, the maximum additional benefit for income taxes will be $29.8 million.

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
     Goodwill and identifiable intangible assets. The USAuto and Texas acquisitions resulted in goodwill of $104.0 million and $3.8 million, respectively. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. These acquisitions also resulted in other identifiable intangible assets with a current book value of $4.9 million. As required by SFAS No. 142 “Goodwill and Other Intangible Assets,” we perform an annual impairment test of goodwill and identifiable intangible assets. If impairment indicators exist between the annual testing periods, management will perform an interim impairment test. Should either an annual or interim impairment test determine that the fair value of USAuto or the Texas operations is below the carrying value, a write-down of these assets will be required. In evaluating whether impairment exists, management also considers the fair value in excess of the carrying value for certain assets. At June 30, 2005, impairment tests were performed and in management’s opinion, no impairment exists.
Recent Accounting Pronouncements
     In November 2003, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance applies to all investment securities accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” EITF 03-1 provides guidance in identifying whether an unrealized loss on an investment security should be treated as an other-than-temporary impairment of the security’s recorded value. Among other things, the guidance provides that other-than-temporary impairment loss recognition would depend on market conditions, management’s intent and a company’s ability to hold a potentially impaired security for a period sufficient for recovery of the loss. In September 2004, the FASB delayed the effective date of many provisions of EITF 03-1 until certain implementation issues could be resolved. The full impact on our financial statements of EITF 03-1 will not be determined until the final guidance is available.
     In December 2004, the FASB issued SFAS No. 123 (Revised), “Share Based Payment,” (“SFAS No. 123(R).” SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Procedures Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123(R) is effective for public companies at the beginning of the first annual period beginning after June 15, 2005. Effective July 1, 2003, we adopted the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” in 2004 and use the fair value method for expensing stock-based compensation. However, we continue to analyze the expected impact of SFAS No. 123(R).
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
     We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in the “Business – Risk Factors” section of this report.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We have an exposure to interest rate risk relating to fixed maturity investments. Changes in market interest rates directly impact the market value of the fixed maturity securities. Some fixed income securities have call or prepayment options. This subjects us to reinvestment risk as issuers may call their securities, which could result in us reinvesting the proceeds at lower interest rates. We manage exposure to interest rate risks by adhering to specific guidelines in connection with our investment portfolio. We invest primarily in municipal and corporate bonds and collateralized mortgage obligations that have been rated “A” or better by Standard & Poors. At June 30, 2005, 86.8% of our portfolio of fixed maturities and cash equivalents was invested in securities rated “AA” or better by Standard & Poors and 99% in securities rated “A” or better by Standard & Poors. We have not recognized any other-than-temporary losses on our investment portfolio. We also utilize the services of a professional fixed income investment manager.
     As of June 30, 2005, the impact of an immediate 100 basis point increase in market interest rates on our portfolio of fixed maturities and cash equivalents would have resulted in an estimated decrease in fair value of 2.6%, or approximately $2.3 million. As of the same date, the impact of an immediate 100 basis point decrease in market interest rates on our portfolio would have resulted in an estimated increase in fair value of 4.6%, or approximately $4.1 million.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Acceptance Corporation
We have audited the accompanying consolidated balance sheets of First Acceptance Corporation and subsidiaries (the Company) as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 9, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Dallas, Texas
September 9, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Acceptance Corporation:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that First Acceptance Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2005, and our report dated September 9, 2005, expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Dallas, Texas
September 9, 2005

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
June 30, 2005 and 2004

	2005	2004
ASSETS

Fixed maturities, available-for-sale at market value (amortized cost: $73,832 and $33,298, respectively)	$74,840	$33,243
Investment in mutual fund, at market value	10,920	—
Cash and cash equivalents	24,762	38,352
Fiduciary funds – restricted	935	1,851
Premiums and fees receivable from policyholders and agents	42,908	32,076
Reinsurance recoverables	4,490	12,297
Prepaid reinsurance premiums	—	12,384
Deferred tax asset	48,106	45,493
Other assets	4,863	3,545
Property and equipment, net	1,962	2,404
Foreclosed real estate held for sale	961	1,108
Deferred acquisition costs	3,271	—
Goodwill	107,837	97,304
Identifiable intangible assets	4,867	5,610

TOTAL	$330,722	$285,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$42,897	$30,434
Unearned premiums	47,752	33,433
Deferred fee income	2,272	2,590
Amounts due to reinsurers	—	11,899
Amounts due to insurance companies	935	1,851
Note payable to financial institution	—	4,000
Deferred ceding commissions, net	—	300
Federal income taxes payable	361	1,032
Other liabilities	8,176	5,902

Total liabilities	102,393	91,441

Commitments and contingencies (notes 4, 5, 7, 14, 16 and 19)

Stockholders’ equity:
Common stock, $.01 par value, 75,000 shares authorized; 47,455 and 46,535 shares issued and outstanding, respectively	475	465
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Additional paid-in capital	457,905	450,658
Accumulated other comprehensive income (loss):
Net unrealized appreciation (depreciation) on investments	655	(35)
Accumulated deficit	(230,706)	(256,862)

Total stockholders’ equity	228,329	194,226

TOTAL	$330,722	$285,667

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003

	2005	2004	2003
Revenues:
Premiums earned	$132,347	$11,728	$—
Commissions and fees	27,151	4,401	—
Ceding commissions from reinsurer	2,975	1,925	—
Gains on sales of foreclosed real estate	755	4,147	233
Investment income	3,353	958	1,098
Gains (losses) on sales of assets	214	(6)	—

Total revenues	166,795	23,153	1,331

Expenses:
Losses and loss adjustment expenses	87,493	7,167	—
Insurance operating expenses	49,921	7,194	—
Other operating expenses	2,775	6,235	2,637
Stock-based compensation	332	7,850	546
Depreciation	990	258	10
Amortization of identifiable intangible assets	930	390	—
Interest expense	351	44	—

Total expenses	142,792	29,138	3,193

Income (loss) before income taxes	24,003	(5,985)	(1,862)
Income tax benefit	(2,153)	(2,189)	—

Net income (loss)	$26,156	$(3,796)	$(1,862)

Basic net income (loss) per share	$0.56	$(0.15)	$(0.09)

Diluted net income (loss) per share	$0.53	$(0.15)	$(0.09)

Weighted average basic shares	47,055	24,965	20,420

Weighted average diluted shares	48,989	24,965	20,420

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

Years Ended June 30, 2005, 2004 and 2003

					Accumulated
			Additional	Deferred	other			Total
	Common Stock		paid-in	compensation	comprehensive	Accumulated	Treasury	stockholders’
	Shares	Amount	capital	expense	income (loss)	deficit	Stock	equity
Balances at July 1, 2003	20,256	$203	$309,392	$—	$—	$(251,204)	$—	$58,391
Net loss	—	—	—	—	—	(1,862)	—	(1,862)

Stock issued to officer	333	3	1,197	—	—	—	—	1,200

Issuance of stock options	—	—	1,862	(1,862)	—	—	—	—

Amortization of deferred compensation expense	—	—	—	346	—	—	—	346

Balances at June 30, 2003	20,589	206	312,451	(1,516)	—	(253,066)	—	58,075
Net loss	—	—	—	—	—	(3,796)	—	(3,796)

Other comprehensive loss—change in unrealized depreciation on investments	—	—	—	—	(35)	—	—	(35)

Comprehensive loss								(3,831)

Issuance of stock options	—	—	6,334	(92)	—	—	—	6,242

Stock rights offering	12,560	126	49,238	—	—	—	—	49,364

Stock issued in acquisition	13,250	132	82,230	—	—	—	—	82,362

Exercise of stock options	136	1	405	—	—	—	—	406

Amortization of deferred compensation expense	—	—	—	1,608	—	—	—	1,608

Balances at June 30, 2004	46,535	465	450,658	—	(35)	(256,862)	—	194,226
Net income	—	—	—	—	—	26,156	—	26,156

Other comprehensive income—change in unrealized appreciation (depreciation) on Investments	—	—	—	—	690	—	—	690

Comprehensive income								26,846

Issuance of contingent shares related to acquisition	750	8	6,712	—	—	—	—	6,720

Stock-based compensation	3	—	332	—	—	—	—	332

Issuance of shares under Employee Stock Purchase Plan	11	1	103	—	—	—	—	104

Purchase of treasury stock, at cost	—	—	—	—	—	—	(639)	(639)

Retirement of treasury stock, at cost	(90)	(1)	(638)	—	—	—	639	—

Exercise of stock options	246	2	738	—	—	—	—	740

Balances at June 30, 2005	47,455	$475	$457,905	$—	$655	$(230,706)	$—	$228,329

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Years Ended June 30, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$26,156	$(3,796)	$(1,862)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,920	648	10
Stock-based compensation	332	7,850	546
Amortization of premium on fixed maturities	357	65	—
Deferred income taxes	(2,986)	(2,283)	—
Gains on sales of foreclosed real estate	(755)	(4,147)	(233)
Loss on write-down of foreclosed real estate	—	—	142
(Gains) losses on sales of assets	(214)	6	—
Change in:
Fiduciary funds – restricted	916	125	—
Premiums and fees receivable from policyholders and agents	(10,832)	2,518	—
Reinsurance recoverables	7,807	(1,015)	—
Prepaid reinsurance premiums	12,384	(215)	—
Other assets	(1,318)	(9)	(192)
Deferred acquisition costs, net	(3,571)	300	—
Loss and loss adjustment expense reserves	12,463	2,440	—
Unearned premiums	14,319	(1,535)	—
Deferred fee income	(318)	(168)	—
Amounts due to reinsurers	(11,899)	(949)	—
Amounts due to insurance companies	(916)	(125)	—
Federal income taxes payable	(671)	(525)	—
Other liabilities	2,274	330	449

Net cash provided by (used in) operating activities	45,448	(485)	(1,140)

Cash flows from investing activities:
Proceeds from sales of foreclosed real estate	1,202	4,634	672
Addition to foreclosed real estate	(300)	—	—
Proceeds from sale of property and equipment	666	—	—
Acquisitions of property and equipment	(1,053)	(68)	(195)
Sales of fixed maturities, available-for-sale	4,153	10,673	—
Maturities and paydowns of fixed maturities, available-for-sale	3,502	—	—
Purchases of investment in mutual fund	(10,920)	—	—
Purchases of fixed maturities, available-for-sale	(48,493)	(10,371)	—
Business acquired through asset purchase	(4,000)	—	—
Acquisition, net of cash received	—	(72,398)	—

Net cash (used in) provided by investing activities	(55,243)	(67,530)	477

Cash flows from financing activities:
Net proceeds from issuance of common stock	104	49,364	1,000
Purchase of treasury stock	(639)	—	—
Exercise of stock options	740	406	—
Payments on borrowings	(4,000)	(250)	—

Net cash (used in) provided by financing activities	(3,795)	49,520	1,000

Net (decrease) increase in cash and cash equivalents	(13,590)	(18,495)	337
Cash and cash equivalents, beginning of year	38,352	56,847	56,510

Cash and cash equivalents, end of year	$24,762	$38,352	$56,847

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003
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
     Since August 1996, the Company had been actively pursuing opportunities to acquire one or more operating companies in order to increase value to existing stockholders and to provide a new focus and direction for the Company. The Company’s primary objective had been to seek long-term growth through an acquisition of a business rather than short-term earnings. As further discussed in Note 2, to that end, on April 30, 2004, the Company acquired USAuto Holdings, Inc. (“USAuto”) for consideration consisting of $76.0 million in cash, 13,250 shares of the Company’s common stock, and an additional 750 shares of common stock that were issued effective December 31, 2004 upon the attainment of certain financial targets. A portion of the cash consideration was raised in a stock rights offering.
     Effective at the consummation of the acquisition of USAuto, the Company changed its name to First Acceptance Corporation. At such time, the executive officers of USAuto were appointed as executive officers of the newly combined enterprise and the Company’s previous executive officers resigned from their positions, and their employment was terminated.
     The Company is now a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. The Company currently writes non-standard personal automobile insurance in 11 states, principally Georgia, Alabama and Tennessee. The Company is licensed as an insurer in 13 additional states and business is written through two subsidiaries, USAuto Insurance Company, Inc. and its wholly-owned subsidiary Village Insurance Company, Inc. (the “Insurance Companies”). In Alabama and Texas, business has been assumed through reinsurance contracts with unaffiliated insurance companies. Incidental run-off operations are also conducted by USAuto as a managing general agency whereby premiums are written on behalf of other insurance companies. For the year ended June 30, 2005, approximately 46%, 18% and 17% of the Company’s net premiums earned were generated in Georgia, Alabama and Tennessee, respectively.
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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003
     D. Investments
     Fixed maturities, available for sale, includes bonds with fixed principal payment schedules and loan-backed securities which are amortized using the retrospective method. They are held for indefinite periods of time, and may be used as a part of the Company’s asset/liability strategy or sold in response to changes in interest rates, anticipated prepayments, risk/reward characteristics, liquidity needs or other economic factors. These securities are carried at market value with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported in other comprehensive income or loss. Market values are obtained from a recognized pricing service.
     Investment securities are exposed to various risks such as interest rate, market and credit risk. Market values of securities fluctuate based on the magnitude of changing market conditions; significant changes in market conditions could materially affect portfolio value in the near term. Management reviews investments for impairment on a quarterly basis. Any decline in the market value of any available for sale security below cost that is deemed to be the other-than-temporary would result in a reduction in the carrying amount of the security to market value. The impairment would be charged to net income and a new cost basis for the security would be established.
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
     G. Insurance Revenue Recognition
     Insurance premium income is recognized on a pro-rata basis over the respective terms of the policies. Written premiums are recorded as of the effective date of the policies for the full policy premium although most policyholders elect to pay on a monthly installment basis. Premiums are generally collected in advance of providing risk coverage, minimizing the Company’s exposure to credit risk. Policy and renewal fees are included in premiums earned and are principally recognized on a pro-rata basis over the respective terms of the policies. Installment billing fees paid by policyholders are recognized as revenue when each installment is billed.
     H. Reinsurance
     Reinsurance arrangements are short-duration prospective contracts for which prepaid reinsurance premiums are amortized ratably over the related policy terms. Ceding commission income with retrospective adjustment features is calculated based upon the related estimated incurred losses and loss expenses including a provision for unreported losses.
     I. Deferred Acquisition Costs / Deferred Ceding Commissions
     Deferred acquisition costs include premium taxes and other variable underwriting and direct sales costs incurred in connection with writing business. These costs are deferred and amortized, net of deferred ceding commission income from our reinsurer, over the policy period in which the related premiums are earned.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003
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
     Under purchase accounting, the fair value of loss and loss adjustment expense reserves and related reinsurance recoverables as of the April 30, 2004 acquisition date was estimated based on the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables, and included a profit and risk margin. In determining the fair value estimate, USAuto’s historical undiscounted net loss reserves were adjusted to present value assuming a 1.5% discount rate, which approximated the two-year U.S. Treasury rate. The discounting pattern was actuarially developed from USAuto’s historical loss data. An estimated profit and risk margin of 4% was then applied to the discounted loss reserves to reflect an estimate of the cost USAuto would incur to reinsure the full amount of the net loss and loss adjustment expense reserves with a third party reinsurer. This margin was based upon management’s assessment of the uncertainty inherent in the net loss reserves and our knowledge of the reinsurance marketplace. For the years ended June 30, 2005 and 2004, $219 and $214, respectively, of the net margin/discount were accreted to income.
     K. Other Fee Income
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
     M. Goodwill and Other Identifiable Intangible Assets
     Goodwill and other identifiable intangible assets are attributable to two reporting units: (1) the insurance operations purchased in the Company’s April 30, 2004 acquisition of USAuto and (ii) the fifteen retail locations purchased in the January 1, 2005 acquisition of a non-standard insurance agency in Texas. Goodwill and indefinite-life intangible assets are not amortized for financial statement purposes but are instead tested annually for impairment. The Company has chosen June 30 of each year as its annual impairment testing date for goodwill and other intangible assets. Included in other identifiable intangible assets is an amount related to the value of USAuto’s policy renewals at the date of acquisition which is being amortized over a 24-month period in proportion to anticipated policy expirations. The amount related to the value of Texas policy renewals is being amortized over a 7-month period. As of June 30, 2005, the Company tested goodwill and other intangible assets and as a result has recorded no impairment in connection with goodwill and other intangible assets since in management’s opinion, the estimated fair value of these reporting units exceeded their carrying value. For the years ended June 30, 2005 and 2004, $930 and $390, respectively, relating to the identifiable intangible assets was amortized against income. Amortization expense for the year ended June 30, 2006 will be $67.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003
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
     A valuation allowance for the deferred tax asset is established based upon management’s estimate of whether it is more likely than not that the Company would not realize tax benefits in future periods to the full extent available. Changes in the valuation allowance are recognized in income during the period in which the circumstances that cause such a change in management’s estimate occur.
     O. New Accounting Standards
     In November 2003, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance applies to all investment securities accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” EITF 03-1 provides guidance in identifying whether an unrealized loss on an investment security should be treated as an other-than-temporary impairment of the security’s recorded value. Among other things, the guidance provides that other-than-temporary impairment loss recognition would depend on market conditions, management’s intent and a company’s ability to hold a potentially impaired security for a period sufficient for recovery of the loss. In September 2004, the FASB delayed the effective date of many provisions of EITF 03-1 until certain implementation issues could be resolved. The full impact on the Company’s financial statements of EITF 03-1 will not be determined until the final guidance is available.
     In December 2004, the FASB issued SFAS No. 123 (Revised), “Share Based Payment,” (“SFAS No. 123(R).” SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Procedures Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123(R) is effective for public companies at the beginning of the first annual period beginning after June 15, 2005. The Company has already adopted the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” and uses the fair value method for expensing stock-based compensation. However, the Company continues to analyze the expected impact of SFAS No. 123(R).
     P. Supplemental Cash Flow Information
     Cash and cash equivalents consist of bank demand deposits and highly-liquid investments. For purposes of the consolidated statement of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents.
     During the years ended June 30, 2005 and 2004, the Company paid $1,775 and $670, respectively, in income taxes and $233 and $44, respectively, in interest.
     Q. Basic and Diluted Net Income (Loss) Per Share
     Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares, while diluted net income per share is computed by

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003
dividing net income available to common shareholders by the weighted average number of such common shares and dilutive share equivalents. Dilutive share equivalents result from the assumed conversion of employee stock options and are calculated using the treasury stock method.
R.	Stock-Based Compensation
     Effective July 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148 in accounting for employee stock options and subscriptions to purchase shares under the Company’s Employee Stock Purchase Plan. Compensation expense is calculated under the fair value method and is recorded on a straight-line basis over the vesting period.
     Prior to July 1, 2003, the Company applied Accounting Principles Board (“APB”) Opinion No. 25 in accounting for employee stock options. Under ABP No. 25, the difference between the aggregate market value and exercise price of the securities underlying the stock options at grant date, or intrinsic value, is recorded as compensation expense on a straight-line basis over the vesting period. If the employee stock options had been accounted for under SFAS No. 123, the fair value of the stock options would have been recorded as compensation expense on a straight-line basis over the vesting period. The following table, as prescribed by SFAS No. 148, illustrates the effect on net loss and net loss per share for the years ended June 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based compensation. The fair value of the options awarded was estimated at the grant date using the Black-Scholes option pricing model, which includes the following assumptions: risk-free interest rate based on the ten-year U.S. Treasury Note rate; expected option life of ten years; expected volatility of 36% to 38%; and no expected dividends.

	Years Ended June 30,
	2004	2003
Net loss before income taxes, as reported	$(5,985)	$(1,862)
Add: Stock-based employee compensation expense included in reported net loss	7,850	546
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards	(11,598)	(1,443)

Net loss before income taxes, pro forma	(9,733)	(2,759)
Income tax benefit, pro forma	3,501	—

Net loss, pro forma	$(6,232)	$(2,759)

Net loss per share:
Basic and diluted – as reported	$(0.15)	$(0.09)
Basic and diluted – pro forma	$(0.25)	$(0.14)
     There is no effect for the year ended June 30, 2005 since all stock options issued under APB No. 25 were fully vested prior to July 1, 2004.
2.	Business Combinations
A.	Acquisition of USAuto and Stock Rights Offering
     On April 30, 2004, the Company consummated an agreement dated December 15, 2003 to acquire 100% of the outstanding common stock of USAuto. The results of USAuto’s operations have been included in the consolidated financial statements since that date.
     The initial aggregate purchase price was $160,080 consisting of $76,000 in cash, 13,250 shares of the Company’s common stock valued at $82,362 and $1,718 in acquisition expenses. In addition, the Company paid $2,905 in USAuto debt at closing. The value of the shares issued was determined based on the average market price

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003
of the Company’s common stock over the three-day period before and after the terms of the acquisition were agreed to and announced. Effective December 31, 2004, an additional 750 shares were issued upon the attainment of financial targets through that date. These shares were valued at $6,720 based on the market price of the Company’s common stock on December 31, 2004 and have been recorded as additional goodwill.
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
     Of the $6,000 in acquired identifiable intangible assets, $1,500 and $3,300 were assigned to state insurance licenses and trademark and trade names, respectively, that are not subject to amortization. The remaining $1,200 of acquired identifiable intangible assets relates to the value of policy renewals and is being amortized over a 24-month period in proportion to anticipated policy expirations.
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
B.	Texas Insurance Agency
     Effective January 1, 2005, the Company acquired the assets (principally the book of business and 15 retail locations) of a non-standard automobile insurance agency in Texas for $4,000 in cash. As a result, the Company is now writing business through company-operated retail locations in Texas. Of the total purchase price, $3,813 has been recorded as goodwill and $187 has been assigned to an identifiable intangible asset related to the value of policy renewals, which is being amortized over a 7-month period in proportion to anticipated policy expirations. Pro forma financial information has not been presented for this acquisition since the nature of the revenue-producing activity of this business has changed from a managing general agency to the underwriting results of an insurance company.
3.	Investments
A.	Restriction
     At June 30, 2005, the Insurance Companies had fixed maturities and cash with a market value of $6,227 (amortized cost of $6,039) on deposit with various insurance departments as a requirement of doing business in those states.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003
B.	Investment Income and Net Realized Gains and Losses
     The major categories of investment income were as follows:

	Years Ended June 30,
	2005	2004	2003
Fixed maturities, available for sale	$2,419	$200	$—
Investment in mutual fund	920	—	—
Cash and cash equivalents	198	778	1,098
Investment expenses	(184)	(20)	—

	$3,353	$958	$1,098

     Net realized capital gains (losses) on investments were derived from fixed maturities available for sale as follows:

	Years Ended June 30,
	2005	2004
Gains	$72	$41
Losses	(19)	(47)

	$53	$(6)

C.	Fixed Maturities, Available for Sale
     The composition of the portfolio at June 30, 2005 and 2004 was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
2005	Cost	Gains	Losses	Value
U.S. Government	$6,115	$107	$—	$6,222
State	5,416	60	—	5,476
Political subdivisions	6,616	92	(19)	6,689
Revenue and assessment	24,130	557	(23)	24,664
Corporate bonds	11,110	58	(18)	11,150
Collateralized mortgage	20,445	210	(16)	20,639

	$73,832	$1,084	$(76)	$74,840

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
2004	Cost	Gains	Losses	Value
U.S. Government	$295	$9	$—	$304
State	3,839	15	(18)	3,836
Political subdivisions	7,103	17	(63)	7,057
Revenue and assessment	22,061	136	(151)	22,046

	$33,298	$177	$(232)	$33,243

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003
     The composition of maturities of the portfolio at June 30, 2005 was as follows:

	Amortized	Market
	Cost	Value
One year or less	$4,167	$4,176
One to five years	16,686	16,760
Five to ten years	22,458	22,801
Greater than ten years	10,076	10,464
No single maturity date	20,445	20,639

	$73,832	$74,840

     At June 30, 2005, the Company’s fixed maturities portfolio included seven different issues of bonds (all municipal obligations) with gross unrealized losses totaling $8 that were in a loss position for twelve months or longer. There were no fixed maturities in a loss position for twelve months or longer as of June 30, 2004, since all fixed maturities owned at that date were acquired on April 30, 2004 with the acquisition of USAuto.
4.	Reinsurance
     Prior to September 1, 2004, the Company reinsured risks on a quota-share basis with another insurance organization to provide it with additional underwriting capacity and minimize its risk. Such reinsurance was nonrenewed as of that date on a cut-off basis whereby the reinsurer is not liable for any losses occurring after such date. Subsequent to this date, the Company utilizes only excess-of-loss basis reinsurance for catastrophic auto physical damage exposures. Although the reinsurance agreements contractually obligate the reinsurers to reimburse the Company for their share of losses, they do not discharge the primary liability of the Company, who remains contingently liable in the event the reinsurers are unable to meet their contractual obligations. The Company evaluates the financial condition of its reinsurers and monitor concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies.
     Amounts related to ceded unpaid losses are included in reinsurance recoverables while amounts related to ceded unearned premiums are reflected as prepaid reinsurance premiums in the consolidated financial statements.
     At June 30, 2005, the Insurance Companies had an unsecured aggregate reinsurance recoverable of $4,490 from Transatlantic Reinsurance Company. Such amount included $3,608 related to unpaid losses (including IBNR), $353 related to paid losses recoverable and $529 in accrued ceding commission income.
     Ceded premiums earned and reinsurance recoveries on losses and loss adjustment expenses were as follows:

	Years Ended June 30,
	2005	2004
Ceded premiums earned	$8,732	$8,459
Reinsurance recoveries on losses and loss adjustment expenses	$5,867	$5,846
     The Company also has assumed private-passenger non-standard automobile insurance premiums from other insurance companies produced by the managing general agency subsidiaries in Alabama and Texas.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003
     Net premiums written and earned are summarized as follows:

	Years Ended June 30,
	2005		2004
	Written	Earned	Written	Earned
Direct	$128,543	$117,706	$15,553	$17,582
Assumed	25,343	23,373	2,303	2,605
Ceded	6,051	(8,732)	(7,435)	(8,459)

Net	$159,937	$132,347	$10,421	$11,728

     The percentages of premiums assumed to net premiums written for the years ended June 30, 2005 and 2004 were 16% and 22%, respectively.
5.	Federal Income Taxes
     Income tax expense (benefit) consisted of the following:

	Years Ended June 30,
	2005	2004
Federal income taxes-current	$515	$—
Federal income taxes-deferred	(2,986)	(2,283)
State income taxes	318	94

	$(2,153)	$(2,189)

     There was no income tax expense (benefit) recorded for the year ended June 30, 2003 as a result of the uncertainty of the utilization of any tax benefit.
     The federal income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal corporate tax rate of 35% (34% in 2003) to income (loss) before income taxes as follows:

	Years Ended June 30,
	2005	2004	2003
Computed “expected” income tax expense (benefit)	$8,401	$(2,095)	$(633)
Increase (decrease) in taxes resulting from:
Tax-exempt investment income	(261)	(45)	—
Other	(17)	(143)	1
Change in the beginning of the year balance of the valuation allowance for deferred tax assets allocated to income taxes	(10,594)	—	632

	$(2,471)	$(2,283)	$—

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003
     The tax effects of temporary differences that give rise to the deferred tax asset at June 30, 2005 and 2004 are presented below:

	2005	2004
Deferred tax asset:
Net operating loss carryforwards	$68,724	$77,736
Stock option compensation	2,634	2,590
Unearned premiums and loss and loss adjustment expense reserves	4,280	1,920
Basis differences of foreclosed real estate	606	1,250
Other	1,624	2,353

Total gross deferred tax asset	77,868	85,849
Less: Valuation allowance	(29,762)	(40,356)

Net deferred tax asset	$48,106	$45,493

     The net change in the valuation allowance for the years ended June 30, 2005, 2004 and 2003 was a (decrease) increase of ($10,594), ($39,171), and $632, respectively. Prior to the acquisition of USAuto, a full valuation allowance had been established, as management believed that it was more likely than not that the Company would not realize the benefits of the loss carryforwards. However, as result of the acquisition, management reduced the valuation allowance based upon internally-prepared projected operating results. Subsequently, such projections were revised after considering the actual results for the year ended June 30, 2005, and the allowance was further reduced.
     At June 30, 2005, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of $196,268, which are available to offset future federal taxable income. The NOL carryforwards will expire in 2006 through 2023, as shown in the table below.

Expiration Year	Amount
2006	$31,077
2007	32,584
2008	36,188
2009	84,791
2010	7,095
Thereafter	4,619

Total NOL carryforwards	$196,354

6.	Net Income Per Share
     SFAS No. 128 “Earnings Per Share” (“EPS”) specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003
     The following table sets forth the computation of basic and diluted net income per share for the year ended June 30, 2005:

2005
Net income	$26,156

Weighted average basic shares	47,055
Effect of dilutive securities – options	1,934

Weighted average dilutive shares	48,989

Basic net income per share	$0.56

Diluted net income per share	$0.53

     Due to the net losses incurred for the years ended June 30, 2004 and 2003, the effects of common stock equivalents were excluded from diluted EPS. Diluted weighted average shares for the years ended June 30, 2004 and 2003 exclude incremental shares from assumed conversion of stock options of 1,101 and 593, respectively, granted to employees of the Company under the Company’s long-term incentive plan. The weighted average shares for the year ended June 30, 2003 also excludes 27 available shares under the stock purchase rights granted to an officer of the Company.
7.	Stock-Based Compensation
     In July 2002, the Company and Donald J. Edwards entered into an employment agreement, which was approved by the Company’s Board of Directors (the “Employment Agreement”), that set forth the terms and conditions of Mr. Edwards’ then employment as the Company’s President and Chief Executive Officer. The Employment Agreement provided for a grant of a stock option to Mr. Edwards pursuant to a Nonqualified Stock Option Agreement by and between the Company and Mr. Edwards (the “Option Agreement”). In addition, in July 2002, the Company’s Board of Directors also approved the Company’s 2002 Long Term Incentive Plan (the “Plan”). In July 2002, in accordance with the terms of the Employment Agreement, the Company’s Board of Directors granted to Mr. Edwards an option, under the Plan, to purchase 2,574 shares of common stock of the Company at an exercise price of $3.00 per share pursuant to the terms of the Option Agreement. The option expires on July 9, 2012. The aggregate market value of the securities underlying Mr. Edwards’ options at the grant date was $9,265. On April 30, 2004, as a result of the rights offering and in accordance with the terms of the Employment Agreement, Mr. Edwards was granted an additional 1,152 anti-dilution options on the same terms, and as a result of the termination of his employment, all of Mr. Edwards’ options were fully vested. The aggregate market value of the securities underlying Mr. Edwards’ anti-dilution options at the grant date was $7,546.
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
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003
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
     As a closing condition to the USAuto acquisition, the Company issued to each of two USAuto executives, options to purchase 100 shares of the Company’s common stock at an exercise price of $6.64 per share, which was equal to the fair market value at the time of grant. The options are subject to vesting, which is subject to acceleration upon certain events such as a change of control (as defined in their respective employment agreements), termination of employment by such executive for good reason (as defined in their respective employment agreements), by the Company without cause (as defined in their respective employment agreements) or due to death or disability. The options terminate upon the first to occur: (i) the tenth anniversary of the date of grant, (ii) 12 months following the date of an executive’s termination of employment by the Company for cause or (iii) 24 months following the date of an executive’s termination of services for any reason other than cause.
     During the year ended June 30, 2005, in accordance with the terms of the Plan, the Company’s Board of Directors granted to employees, options to purchase 200 shares of common stock of the Company at an exercise price of $8.13 per share. The options expire on October 27, 2014. The aggregate market value of the securities underlying the employees’ options at the grant dates was approximately $1,626. In addition, 2.5 shares of restricted stock were issued during the year to non-employee directors. Stock-based compensation for the year ended June 30, 2005, including the Employee Stock Purchase Plan (see note 8), was $332.
     A summary of the status of the Company’s 2002 Long Term Incentive Plan as of June 30, 2005 and 2004 and changes during the years then ended is presented below:

	Number		Number of
	of	Exercise	Options
	Options	Price	Exercisable
Balance/price at July 1, 2003	—	—
Granted	2,824	$3.00
Exercised	—	N/A
Forfeited	—	N/A

Balance/price at June 30, 2003	2,824	$3.00	544
Granted	1,494	$3.00-$6.64
Exercised	(136)	$3.00
Forfeited	—	N/A

Balance/price at June 30, 2004	4,182	$3.00-$6.64	3,982
Granted	200	$8.13
Exercised	(246)	$3.00
Forfeited	—	N/A

Balance/price at June 30, 2005	4,136	$3.00-$8.13	3,829

8.	Employee Stock Purchase Plan
     Employees of the Company are eligible to participate in the Employee Stock Purchase Plan (the “Plan”). Plan participants can authorize payroll deductions, administered through an independent plan custodian, of up to

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003
15% of their earnings to purchase semi-annually (June 30 and December 31) up to $25 of the Company’s common stock during each calendar year.
     The Plan commenced February 1, 2005 and the Company has reserved 100 shares of common stock for issuance under the Plan and 11 shares were issued during the year ended June 30, 2005. Compensation expense attributable to subscriptions to purchase shares under the Plan was $11 for the year ended June 30, 2005.
9.	Statutory Financial Information and Accounting Policies
     The Insurance Companies are required to file statutory-basis financial statements each calendar quarter with state insurance departments in all states where they are licensed. These statements are prepared in accordance with accounting practices prescribed or permitted by the Department of Insurance in each company’s respective state of domicile. Effective January 1, 2001, each state of domicile required that insurance companies domiciled in those states prepare their statutory-basis financial statements in accordance with the NAIC (“National Association of Insurance Commissioners”) Accounting Principles and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile. In addition, the Insurance Companies are required to report their risk-based capital, or “RBC,” each December 31. Failure to maintain an adequate RBC could subject the Insurance Companies to regulatory action and maintaining an adequate RBC could restrict the payment of dividends. As of December 31, 2004, the Insurance Companies’ “RBC” levels did not subject them to any regulatory action.
     USAuto Insurance Company, Inc. (“USAuto Insurance”) is required by the Tennessee Department of Commerce and Insurance to maintain statutory capital and surplus of $2,000 and at June 30, 2005 and 2004, its unaudited statutory capital and surplus as filed was $28,305 and $17,573, respectively. Village Auto Insurance Company, Inc. (“Village”) is required by the Georgia Department of Insurance to maintain statutory capital and surplus of $3,000 and at June 30, 2005 and 2004, its unaudited statutory capital and surplus as filed was $24,140 and $14,516, respectively. At June 30, 2005 and 2004, on an unaudited consolidated statutory basis, capital and surplus as calculated was $45,345 and $27,088, respectively. For the twelve months ended June 30, 2005 and 2004, unaudited consolidated statutory net income as filed was $7,328 and $3,854, respectively.
     The only material accounting method prescribed or permitted by state insurance departments for either USAuto Insurance or Village that differs from NAIC statutory accounting practices, relates to a reduction in the statutory capital and surplus of USAuto Insurance at June 30, 2005 of $1,122 for investments on deposit with various insurance departments, in states where the company is licensed, but is not yet transacting business.
     The maximum amount of dividends which can be paid by Tennessee and Georgia insurance companies to shareholders, without the prior approval of the respective insurance commissioner, is limited to the greater of 10% of statutory capital and surplus as of December 31 of the next preceding year or net income (not including realized capital gains) for the year. Accordingly, as of December 31, 2004, the maximum dividend payouts which may be made by USAuto Insurance and Village without prior approval within any preceding twelve-month period are $2,000 and $5,100, respectively (subject to the sufficiency of unassigned surplus). The Insurance Companies have not paid any dividends during the twelve-month period ended June 30, 2005.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003
10.	Parent Company Financial Information
     Summarized balance sheets, statements of operations and statements of cash flows of First Acceptance Corporation (parent company), are presented below:

	June 30,
	2005	2004
Balance Sheets
Assets:
Investment in subsidiaries, at equity in net assets	$51,713	$22,874
Investment in mutual fund	10,920	—
Cash and cash equivalents	253	20,530
Deferred tax asset	45,150	43,561
Other assets	177	681
Foreclosed real estate held for sale	961	1,108
Goodwill and identifiable intangible assets	112,704	102,914
Amounts due from subsidiaries	7,806	4,661

	$229,684	$196,329

Liabilities:
Other liabilities	$1,355	$2,103
Stockholders’ equity	228,329	194,226

	$229,684	$196,329

	Years Ended June 30,
	2005	2004
Statements of Operations
Gains on sales of foreclosed real estate	$755	$4,147
Investment income	1,066	778
Equity in income of subsidiaries, net of tax	17,197	2,411
Expenses	(4,036)	(14,515)

Income (loss) before income taxes	14,982	(7,179)
Income tax benefit	(11,174)	(3,383)

Net income (loss)	$26,156	$(3,796)

	Year s Ended June 30,
	2005	2004
Statements of Cash Flows
Operating activities:
Net income (loss)	$26,156	$(3,796)
Equity in income of subsidiaries, net of tax	(17,197)	(2,411)
Depreciation and amortization	928	430
Stock-based compensation	332	7,850
Deferred income taxes	(1,589)	(3,383)
Gains on sales of foreclosed real estate	(755)	(4,147)
Change in assets and liabilities	(3,389)	(2,546)

Net cash provided by (used in) operating activities	4,486	(8,003)

Investing activities:
Proceeds from sales of foreclosed real estate	1,202	4,634
Addition to foreclosed real estate	(300)	—
Purchases of investment in mutual fund	(10,920)	—
Investment in subsidiary	(10,950)	(5,000)
Acquisition	(4,000)	(77,718)

Net cash used in investing activities	(24,968)	(78,084)

Financing activities:
Proceeds from issuance of common stock	104	49,364
Purchase of treasury stock	(639)	—
Exercise of stock options	740	406

Net cash provided by financing activities	205	49,770

Net decrease in cash and cash equivalents	$(20,277)	$(36,317)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003
11.	Losses and Loss Adjustment Expenses Incurred and Paid
     Information regarding the reserve for unpaid losses and loss adjustment expenses is as follows.

	Years Ended June 30,
	2005	2004
Liability for unpaid loss and loss adjustment expenses at beginning of year/date of acquisition, gross	$30,434	$27,993
Reinsurance balances recoverable	(12,297)	(11,281)

Liability for unpaid loss and loss adjustment expenses at beginning of year/date of acquisition, net	18,137	16,712

Add: Provision for losses and loss adjustment expenses:
Current year	88,068	7,381
Prior years	(356)	—
Accretion of net risk margin/discounting as of the date of acquisition	(219)	(214)

Net loss and loss adjustment expenses incurred	87,493	7,167

Less: Loss and loss adjustment expense payments:
Current year	53,238	5,742
Prior years	13,103	—

Net loss and loss adjustment expense payments	66,341	5,742

Liability for unpaid loss and loss adjustment expenses at end of year, gross	42,897	30,434
Reinsurance balances recoverable	(3,608)	(12,297)

Liability for unpaid loss and loss adjustment expenses at end of year, net	$39,289	$18,137

     Management believes that, for the two months ended June 30, 2004, there was no change in the estimate of unpaid loss and loss adjustment expense for losses and loss adjustment expenses incurred prior to the April 30, 2004 acquisition date of USAuto.
12.	Deferred Acquisition Costs / Deferred Ceding Commissions
     The costs of acquiring new and renewal business, which vary with and are directly related to the production of such business, have been deferred (net of ceding commission income from reinsurer) to the extent that such costs are deemed recoverable from future unearned premiums and anticipated investment income. Amortization charged to income for the years ended June 30, 2005 and 2004 was $3,937 and $18, respectively.
13.	Note Payable to Financial Institution
     Note payable to financial institution at June 30, 2004 consisted of a term loan with an unpaid principal balance of $4,000, at LIBOR plus 366 basis points (4.77%) due in scheduled quarterly installments through June 30, 2007, secured by the common stock and certain assets of the USAuto’s direct wholly-owned subsidiaries. In April 2005, the remaining unpaid balance was repaid in full, ahead of its contractual maturity.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003
14.	Lease Commitments
     The Company is committed under various lease agreements for office space and equipment. Rental expense for 2005, 2004 and 2003 was $3,196, $528 and $87, respectively. Future minimum lease payments under these agreements are as follows:

Years Ending June 30,	Amount
2006	$5,044
2007	4,213
2008	3,046
2009	1,848
2010	1,526
Thereafter	865

Total	$16,542

     Effective with the USAuto acquisition and in accordance with the terms of the severance agreement of Donald J. Edwards, the Company’s former President and Chief Executive Officer, the Company has assigned and transferred to a new entity controlled by Mr. Edwards, all of the Company’s rights, title and interest in its lease for office space in Chicago, Illinois. Such entity has assumed all obligations under the lease and such obligations will be reimbursed to the entity by the Company during the term of the lease. The total future cost of this obligation is $1,086 and such amount was accrued as of the acquisition date in the consolidated financial statements by the Company as part of the cost of Mr. Edward’s severance.
15.	Property and Equipment
     The components of property and equipment are as follows:

	June 30,
	2005	2004
Leasehold improvements	$1,452	$1,529
Vehicles	—	79
Aircraft	190	985
Furniture and equipment	3,397	2,564

Total property and equipment at cost	5,039	5,157
Less: Accumulated depreciation	(3,077)	(2,753)

Total property and equipment, net	$1,962	$2,404

16.	Concentrations of Credit Risk
     At June 30, 2005, the Company had certain concentrations of credit risk with several financial institutions in the form of cash and cash equivalents, which amounted to $24,762. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.
     The Company primarily transacts business either directly with its policyholders or through four independently-owned insurance agencies in Tennessee who exclusively write insurance policies on behalf of the Company. Direct policyholders make payments directly to the Company. Balances due from policyholders are generally secured by the related unearned premium. The Company requires a down payment at the time the policy is originated and subsequent scheduled payments are monitored in order to prevent the Company from providing coverage beyond the date for which payment has been received. If subsequent payments are not made timely, the policy is generally cancelled at no loss to the Company. Policyholders whose premiums are written through the

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003
independent agencies make their payments to these agencies who in turn remit these payments to the Company. Balances due to the Company resulting from premium payments made to these agencies are unsecured.
     Reinsurance is subject to credit risk relating to the Company’s ability to collect the payments from reinsured losses due from reinsurers. Since December 1, 2000, the Company’s primary reinsurer has been Transatlantic Reinsurance Company and since September 1, 2004, the Company has only purchased excess-of-loss reinsurance for catastrophic auto physical damage exposures.
17. Employee Benefit Plan
     Since the USAuto acquisition, the Company sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet specified service requirements. Under this plan, the Company may, at its discretion, match 50% of each employee’s contribution up to 6% of the employee’s salary. The Company’s contributions to the plan for the years ended June 30, 2005 and 2004 were $282 and $38, respectively.
18. Related Party Transactions
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
     Effective May 1, 2004, the Company entered into an advisory services agreement with an entity controlled by Donald J. Edwards, the former President and Chief Executive Officer and a current director of the Company, as an advisor to the Company to render advisory services (which services will be personally rendered by Mr. Edwards) in connection with financings, mergers and acquisitions and other related matters involving the Company. In consideration for the advisory services to be provided, the Company will pay to the advisor a quarterly fee of $62.5 for a four-year period. The advisory agreement may be terminated by the Company if the advisor fails or refuses to perform its services pursuant to the agreement, does any act, or fails to do any act, which results in an indictment for or conviction of a felony or other similarly serious offense or upon the written agreement of the advisor. The advisor may terminate the agreement upon written consent of the Company or if the Company is in material breach of its obligations thereunder.
19. Litigation
     The Company is named as a defendant in various lawsuits, arising in the ordinary course of business, generally relating to its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves. Management believes that the ultimate resolution of these matters will not materially affect the consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003
20. Fair Value of Financial Instruments
     The fair value of financial instruments has been estimated by the Company using available market information as of June 30, 2005 and 2004, and valuation methodologies considered appropriate to the circumstances:
Investments in fixed maturities and the mutual fund are carried at market values which are obtained from a recognized pricing service.
The fair values of cash and cash equivalents, fiduciary funds-restricted, premiums and fees receivable and reinsurance recoverables approximate their carrying amounts based upon their short maturities.
The fair value of the note payable to financial institution approximates its carrying amount based upon its variable interest rate and comparability to rates currently being offered for similar notes.
21. Segment Information
     Prior to the April 30, 2004 acquisition of USAuto, the Company’s business activities were limited to pursuing opportunities to acquire an operating company and to dispose of foreclosed real estate held for sale. As a result of the acquisition, the Company’s primary focus is now the selling, servicing and underwriting of non-standard personal automobile insurance. Segment information is therefore only presented as of and for the years ended June 30, 2005 and 2004.
     The Real Estate and Corporate segment consists of the Company’s above-mentioned business activities prior to the USAuto acquisition in addition to interest expense associated with all debt and the costs associated with being a public company. Total assets by segment are those assets used in the operation of each segment.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003
     The following table presents selected financial data by business segment:

		Real Estate
		and	Consolidated
Year Ended June 30, 2005	Insurance	Corporate	Total
Revenues:
Premiums earned	$132,347	$—	$132,347
Commissions and fees	27,151	—	27,151
Ceding commissions from reinsurer	2,975	—	2,975
Gains on sales of foreclosed real estate	—	755	755
Investment income	2,287	1,066	3,353
Other	214	—	214

Total revenues	164,974	1,821	166,795

Expenses:
Losses and loss adjustment expenses	87,493	—	87,493
Operating expenses	49,921	2,775	52,696
Stock-based compensation	—	332	332
Depreciation and amortization	1,920	—	1,920
Interest expense	—	351	351

Total expenses	139,334	3,458	142,792

Income (loss) before income taxes	$25,640	$(1,637)	$24,003

Total assets at June 30, 2005	$164,677	$166,045	$330,722

		Real Estate
		and	Consolidated
Year Ended June 30, 2004	Insurance	Corporate	Total
Revenues:
Premiums earned	$11,728	$—	$11,728
Commissions and fees	4,401	—	4,401
Ceding commissions from reinsurer	1,925	—	1,925
Gains on sales of foreclosed real estate	—	4,147	4,147
Investment income	180	778	958
Other	(6)	—	(6)

Total revenues	18,228	4,925	23,153

Expenses:
Losses and loss adjustment expenses	7,167	—	7,167
Operating expenses	7,194	6,235	13,429
Stock-based compensation	—	7,850	7,850
Depreciation and amortization	608	40	648
Interest expense	—	44	44

Total expenses	14,969	14,169	29,138

Income (loss) before income taxes	$3,259	$(9,244)	$(5,985)

Total assets at June 30, 2004	$117,823	$167,844	$285,667

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003
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

		USAuto
		Historical
		Ten Months Ended	Pro forma		Company
Pro forma Statement of Income	Company	April 30, 2004	Adjustments		Pro forma
Year Ended June 30, 2004	Historical	(unaudited)	(unaudited)		(unaudited)
Revenues:
Premiums earned	$11,728	$45,988	$—		$57,716
Commissions and fees	4,401	21,874	—		26,275
Ceding commissions from reinsurer	1,925	8,749	—		10,674
Gains on sales of foreclosed real estate	4,147	—	—		4,147
Investment income	958	827	(354	)(a)	1,431
Gains (losses) on sales of assets	(6)	86	—		80

Total revenues	23,153	77,524	(354)		100,323

Expenses:
Losses and loss adjustment expenses	7,167	29,465	(16	)(b)	36,616
Insurance operating expenses	7,194	34,015	(67	)(c)	41,142
Operating expenses	6,235	—	(3,957	)(d)	2,278
Stock-based compensation	7,850	—	(7,850	)(e)	—
Depreciation and amortization	648	536	182	(f)	1,366
Interest	44	274	—		318

Total expenses	29,138	64,290	(11,708)		81,720

Income (loss) before income taxes	(5,985)	13,234	11,354		18,603
Income tax (benefit) expense	(2,189)	2,373	6,799	(g)	6,983

Net (loss) income	$(3,796)	$10,861	$4,555		$11,620

Basic net (loss) income per share	$(0.15)				$0.25
Diluted net (loss) income per share	$(0.15)				$0.24

Weighted average basic shares	24,965				46,405	(h)
Weighted average diluted shares	24,965				47,883	(h)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003

		USAuto
		Historical
		Year Ended	Pro forma		Company
Pro forma Statement of Income	Company	June 30, 2003	Adjustments		Pro forma
Year Ended June 30, 2003	Historical	(unaudited)	(unaudited)		(unaudited)
Revenues:
Premiums earned	$—	$38,353	$—		$38,353
Commissions and fees	—	33,462	—		33,462
Ceding commissions from reinsurer	—	6,952	—		6,952
Gains on sales of foreclosed real estate	233	—	—		233
Investment income	1,098	545	(354	)(a)	1,289
Gains on sales of assets	—	148	—		148

Total revenues	1,331	79,460	(354)		80,437

Expenses:
Losses and loss adjustment expenses	—	26,034	(129	)(b)	25,905
Insurance operating expenses	—	36,362	(400	)(c)	35,962
Operating expenses	2,637	—	(989	)(d)	1,648
Stock-based compensation	546	—	(546	)(e)	—
Depreciation and amortization	10	736	1,208	(f)	1,954
Interest	—	29	—		29

Total expenses	3,193	63,161	(856)		65,498

(Loss) income before income taxes	(1,862)	16,299	502		14,939
Income tax expense	—	1,904	3,940	(g)	5,844

Net (loss) income	$(1,862)	$14,395	$(3,438)		$9,095

Basic net (loss) income per share	$(0.09)				$0.20
Diluted net (loss) income per share	$(0.09)				$0.19

Weighted average basic shares	20,420				46,229	(h)
Weighted average diluted shares	20,420				46,985	(h)
     Notes to unaudited pro forma consolidated statements of income:

(a)	To eliminate investment income that would not have been earned if the acquisition had been completed on July 1, 2002.

(b)	To record accretion of fair value adjustment to loss and loss adjustment expense reserves.

(c)	To record net increase in salary expense reflecting new employment agreements with USAuto executives effective with the acquisition and eliminate loan guarantee fees that are no longer required following the acquisition.

(d)	To eliminate compensation expense of Company employees terminated pursuant to the terms of the acquisition agreement effective upon closing of acquisition and to include the expense of a new advisory agreement (see notes 14 and 18).

(e)	To eliminate stock-based compensation expense of Company employees terminated pursuant to the terms of the acquisition agreement effective upon closing of the acquisition.

(f)	To amortize identifiable intangible assets resulting from the acquisition and also eliminate depreciation on assets disposed of as part of Company employee severance cost as result of the acquisition.

(g)	To record the additional income tax expense as result of (1) the change in tax status of certain USAuto subsidiary companies from S corporation to C corporation, (2) expected utilization of available NOL carryforwards and (3) the tax-effect of deductible pro forma adjustments.

(h)	Includes the dilutive effect of stock options issued to Company employees as result of the acquisition as if such options had been issued on July 1, 2002.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
Years Ended June 30, 2005, 2004 and 2003
23. Selected Quarterly Financial Data (unaudited)
     Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data are summarized as follows. Note that there was no income tax expense (benefit) recorded for the year ended June 30, 2003 and nine months ended March 31, 2004 as a result of the uncertainty of the utilization of any tax benefit.

	Quarters
	First	Second	Third	Fourth
Fiscal Year 2003
Operating revenues	$525	$280	$265	$261
Net loss	$(341)	$(279)	$(447)	$(795)

Basic and diluted net loss per share:	$(0.02)	$(0.01)	$(0.02)	$(0.04)

Fiscal Year 2004
Operating revenues	$1,549	$301	$2,917	$18,386
Net income (loss) before income taxes	$880	$(754)	$2,194	$(8,305)
Net income (loss)	$880	$(754)	$2,194	$(6,116)

Basic and diluted net income (loss) per share:	$0.04	$(0.04)	$0.10	$(0.16)

Fiscal Year 2005
Operating revenues	$30,903	$40,725	$45,395	$49,772
Net income before income taxes	$5,898	$7,328	$6,779	$3,998
Net income	$3,864	$4,687	$4,405	$13,200

Basic net income per share	$0.08	$0.10	$0.09	$0.28
Diluted net income per share	$0.08	$0.10	$0.09	$0.27

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2005. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of June 30, 2005 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Internal Control over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2005.
     Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which report appears on page 41 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
     During the fourth fiscal quarter of the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Information with respect to our directors, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 10, 2005, under the caption “Election of Directors,” is incorporated herein by reference. Pursuant to General Instruction G(3), information concerning our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 10, 2005, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.
     Information with respect to our code of business conduct and ethics, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 10, 2005, under the caption “Code of Business Conduct and Ethics,” is incorporated herein by reference.
Item 11. Executive Compensation
     Information with respect to our executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 10, 2005, under the caption “Executive Compensation,” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 10, 2005, under the captions “Stock Ownership” and “Equity Compensation Plan Information,” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
     Information with respect to certain relationships and related transactions, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 10, 2005, under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Information with respect to the fees paid to and services provided by our principal accountant, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 10, 2005, under the caption “Fees Billed to Us by KPMG LLP During 2005 and 2004,” is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits
(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements on Page 39.

(2)	Financial Statement Schedules: All financial statement schedules are omitted as the information is either included in the notes to the consolidated financial statements or is not applicable.

(3)	Exhibits: See the exhibit listing set forth below.

Exhibit
Number
2.1	Plan of Reorganization dated as of April 1, 1996, between the Trust and the Company (incorporated by reference to Exhibit 2.1 of Registration Statement No. 333-07439 on Form S-4, filed July 2, 1996 (the “Registration Statement”)).

2.2	Stock Purchase Agreement dated as of January 16, 1996, between Liberté Investors Trust and Hunter’s Glen/Ford, Ltd. (the “Purchaser”) (incorporated by reference to Exhibit 4.1 of Liberté Investors Trust’s Current Report on Form 8-K filed with the Commission on January 24, 1996), as amended by the Amendment to the Stock Purchase Agreement, dated as of February 27, 1996, and the Second Amendment to the Stock Purchase Agreement, dated as of March 28, 1996 (incorporated by reference to Exhibit 2.1 of Liberté Investors Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

2.3	Agreement and Plan of Merger by and among the Company, USAH Merger Sub, Inc., USAuto Holdings, Inc. and the Stockholders of USAuto Holdings, Inc., dated as of December 15, 2003 (incorporated by reference to Exhibit 2.1 of Registration Statement No. 333-111161 on Form S-1, filed December 15, 2003).

3.1	Restated Certificate of Incorporation of First Acceptance Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 3, 2004).

3.2	Amended and Restated Bylaws of First Acceptance Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K dated September 28, 2004).

4.1	Form of Registration Rights Agreement dated August 16, 1996, between the Company and the Purchaser (incorporated by reference to Exhibit 4.1 of the Registration Statement).

4.2	Form of Agreement Clarifying Registration Rights dated August 16, 1996, between the Company, the Purchaser, the Enloe Descendants’ Trust, and Robert Ted Enloe, III (incorporated by reference to Exhibit 4.3 of the Registration Statement).

4.3	Registration Rights Agreement dated as of July 1, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 11, 2002).

4.4	Form of certificate representing shares of common stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed December 26, 2002).

10.1	Form of Indemnification Agreement for the Company’s directors and officers and schedule of substantially identical documents (incorporated by reference to Exhibit 10.2 of the Registration Statement).

10.2	Employment Agreement dated as of July 1, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 11, 2002).*

10.3	First Acceptance Corporation 2002 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed May 18, 2004).*

10.4	Nonqualified Stock Option Agreement dated as of July 9, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated July 11, 2002).*

Exhibit
Number
10.5	Indemnification Agreement dated as of July 1, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated July 11, 2002).

10.6	Stock Purchase Agreement dated as of July 9, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-8 dated December 26, 2002).*

10.7	Stock Purchase Agreement dated as of June 30, 2003, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K dated September 26, 2003).*

10.8	Advisory Services Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Edwards Capital LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.9	Separation Agreement dated as of April 30, 2004, by and between First Acceptance Corporation and Donald J. Edwards (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.10	Employment Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.11	Employment Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.12	Nonqualified Stock Option Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.13	Nonqualified Stock Option Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.14	Registration Rights Agreement, dated as of April 30, 2004, by and among First Acceptance Corporation, Stephen J. Harrison and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated May 3, 2004).

10.15	Severance Compensation Agreement, dated as of August 24, 2004, by and between First Acceptance Corporation and Charles David Hamilton (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K dated September 28, 2004).*

10.16	Form of Restricted Stock Award Agreement under the Company’s 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 3, 2004).*

10.17	Form of Nonqualified Stock Option Agreement under the Company’s 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 3, 2004).*

10.18	Escrow Agreement, dated March 31, 2005, by and among First Acceptance Corporation, Stephen J. Harrison and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated April 6, 2005).*

Exhibit
Number
10.19	First Acceptance Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registration Statement No. 333-121551 on Form S-8, filed December 22, 2004).

10.20	Summary of Compensation for Non-Employee Directors and Named Executive Officers.*

14	First Acceptance Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K dated September 28, 2004).

21	Subsidiaries of First Acceptance Corporation.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION

Date: September 13, 2005	By	/s/ Stephen J. Harrison

Stephen J. Harrison
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen J. Harrison	President, Chief Executive Officer, and	September 13, 2005

Stephen J. Harrison	Director (Principal Executive Officer)

/s/ Charles D. Hamilton	Treasurer and Chief Financial Officer	September 13, 2005

Charles D. Hamilton	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gerald J. Ford	Chairman of the Board of Directors	September 13, 2005

Gerald J. Ford

/s/ Thomas M. Harrison, Jr.	Executive Vice President, Secretary and Director	September 13, 2005

Thomas M. Harrison, Jr.

/s/ Gene H. Bishop	Director	September 13, 2005

Gene H. Bishop

/s/ Rhodes R. Bobbitt	Director	September 13, 2005

Rhodes R. Bobbitt

/s/ Harvey B. Cash	Director	September 13, 2005

Harvey B. Cash

/s/ Donald J. Edwards	Director	September 13, 2005

Donald J. Edwards

Director

Lyndon L. Olson

/s/ William A. Shipp, Jr.	Director	September 13, 2005

William A. Shipp, Jr.