Form 10-Q
period 2005-09-30
FIRST ACCEPTANCE CORP /DE/
filed 2005-11-09
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☐ No ☑
As of November 4, 2005, there were outstanding 47,455,096 shares of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,
	2005	June 30,
ASSETS	(Unaudited)	2005

Fixed maturities, available-for-sale at market value (amortized cost: $86,495 and $73,832)	$86,234	$74,840
Investment in mutual fund, at market value	11,139	10,920
Cash and cash equivalents	21,192	24,762
Fiduciary funds — restricted	516	935
Premiums and fees receivable from policyholders and agents	45,851	42,908
Reinsurance recoverables	3,456	4,490
Deferred tax asset	46,820	48,106
Other assets	5,262	4,863
Property and equipment, net	2,176	1,962
Foreclosed real estate held for sale	961	961
Deferred acquisition costs	3,622	3,271
Goodwill	107,837	107,837
Identifiable intangible assets	4,831	4,867

TOTAL	$339,897	$330,722

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$45,902	$42,897
Unearned premiums	51,886	47,752
Deferred fee income	1,353	2,272
Amounts due to insurance companies	516	935
Federal income taxes payable	332	361
Payable for securities	1,007	—
Other liabilities	7,599	8,176

Total liabilities	108,595	102,393

Stockholders’ equity:
Common stock, $.01 par value, 75,000 shares authorized; 47,455 shares issued and outstanding	475	475
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Additional paid-in capital	457,989	457,905
Accumulated other comprehensive income (loss):
Net unrealized appreciation (depreciation) on investments	(169)	655
Accumulated deficit	(226,993)	(230,706)

Total stockholders’ equity	231,302	228,329

TOTAL	$339,897	$330,722

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Revenues:
Premiums earned	$42,754	$21,685
Commissions and fees	6,405	6,672
Ceding commissions from reinsurer	—	1,937
Investment income	1,099	609

Total revenues	50,258	30,903

Expenses:
Losses and loss adjustment expenses	28,491	13,430
Insurance operating expenses	15,223	10,406
Other operating expenses	613	369
Stock-based compensation	84	61
Depreciation	178	289
Amortization of identifiable intangible assets	36	380
Interest expense	—	70

Total expenses	44,625	25,005

Income before income taxes	5,633	5,898
Income tax expense	1,920	2,034

Net income	$3,713	$3,864

Basic net income per share	$0.08	$0.08

Diluted net income per share	$0.08	$0.08

Weighted average basic shares	47,455	46,659

Weighted average diluted shares	49,465	48,041

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)
Three Months Ended September 30, 2005 and 2004

				Accumulated
			Additional	other			Total
	Common stock		paid-in	comprehensive	Accumulated	Treasury	stockholders'
	Shares	Amount	capital	income/(loss)	deficit	stock	equity

Balances at July 1, 2004	46,535	$465	$450,658	$(35)	$(256,862)	$—	$194,226
Net income	—	—	—	—	3,864	—	3,864

Other comprehensive income — change in unrealized appreciation/(depreciation) on investments	—	—	—	485	—	—	485

Comprehensive income	—	—	—	—	—	—	4,349

Stock-based compensation	—	—	61	—	—	—	61

Purchase of treasury stock, at cost	—	—	—	—	—	(639)	(639)

Exercise of stock options	236	2	708	—	—	—	710

Balances at September 30, 2004	46,771	$467	$451,427	$450	$(252,998)	$(639)	$198,707

				Accumulated
			Additional	other			Total
	Common stock		paid-in	comprehensive	Accumulated	Treasury	stockholders'
	Shares	Amount	capital	income (loss)	deficit	stock	equity

Balances at July 1, 2005	47,455	$475	$457,905	$655	$(230,706)	$—	$228,329
Net income	—	—	—	—	3,713	—	3,713

Other comprehensive loss — change in unrealized appreciation (depreciation) on investments	—	—	—	(824)	—	—	(824)

Comprehensive income	—	—	—	—	—	—	2,889

Stock-based compensation	—	—	84	—	—	—	84

Balances at September 30, 2005	47,455	$475	$457,989	$(169)	$(226,993)	$—	$231,302

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,713	$3,864
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	214	669
Stock-based compensation	84	61
Amortization of premium on fixed maturities	175	59
Deferred income taxes	1,731	1,941
Change in:
Fiduciary funds — restricted	419	10
Premiums and fees receivable from policyholders and agents	(2,943)	(1,003)
Reinsurance recoverables	1,034	118
Prepaid reinsurance premiums	—	12,384
Other assets	(399)	45
Deferred acquisition costs	(351)	(2,191)
Loss and loss adjustment expense reserves	3,005	1,708
Unearned premiums	4,134	1,826
Deferred fee income	(919)	(56)
Amounts due to reinsurers	—	(11,899)
Amounts due to insurance companies	(419)	(10)
Federal income taxes payable	(29)	(1,032)
Other liabilities	(577)	(370)

Net cash provided by operating activities	8,872	6,124

Cash flows from investing activities:
Acquisitions of property and equipment	(392)	(74)
Maturities and paydowns of fixed maturities, available for sale	582	1,113
Purchases of fixed maturities, available-for-sale	(13,420)	(10,486)
Purchases of investment in mutual fund	(219)	(10,196)
Increase in payable for securities	1,007	—

Net cash used in investing activities	(12,442)	(19,643)

Cash flows from financing activities:
Purchase of treasury stock	—	(639)
Exercise of stock options	—	710
Payments on borrowings	—	(250)

Net cash used in financing activities	—	(179)

Net decrease in cash and cash equivalents	(3,570)	(13,698)
Cash and cash equivalents, beginning of period	24,762	38,352

Cash and cash equivalents, end of period	$21,192	$24,654

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(Unaudited)
1.	General
     First Acceptance Corporation (the “Company”) is a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. As of September 30, 2005, the Company wrote non-standard personal automobile insurance in 11 states, principally Georgia, Alabama and Tennessee. The Company is licensed as an insurer in 13 additional states, and writes business through two insurance company subsidiaries, USAuto Insurance Company, Inc. and Village Insurance Company, Inc. In Alabama and Texas, the Company has assumed risk through reinsurance contracts with unaffiliated insurance companies.
2.	Basis of Presentation
     The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. These unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
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
     Certain amounts in the consolidated financial statements for the prior period have been reclassified to conform with the current period presentation.
3.	Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	September 30,
	2005	2004
Net income	$3,713	$3,864

Weighted average common basic shares	47,455	46,659
Effect of dilutive securities — options	2,010	1,382

Weighted average common dilutive shares	49,465	48,041

Basic net income per share	$0.08	$0.08

Diluted net income per share	$0.08	$0.08

4.	Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised), “Share-Based Payment,” (“SFAS No. 123(R).” SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,”

supersedes Accounting Procedures Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) is effective for public companies at the beginning of the first annual period beginning after June 15, 2005. The Company has already adopted the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” and uses the fair value method for expensing stock-based compensation. Therefore, the Company’s adoption of SFAS No. 123(R) as of July 1, 2005 had no impact on the Company’s consolidated financial position, results of operations, cash flows or net income per share.
     The Company has issued stock options to employees under its 2002 Long Term Incentive Plan (the “Plan”). There were no options granted, exercised or forfeited during the three months ended September 30, 2005. Shares remaining available for issuance under the Plan were 3,982 at September 30, 2005. Options outstanding as of September 30, 2005 were as follows:
Options to purchase 3,736 shares at $3.00 per share issued to former employees that are all fully vested and exercisable. These options expire on July 9, 2012 (3,726 shares) and on June 30, 2013 (10 shares).
Options to purchase 200 shares at $6.64 per share issued to USAuto Holdings, Inc. (“USAuto”) executives as a closing condition to the USAuto acquisition that vest monthly over a five-year period (57 exercisable at September 30, 2005). These options expire on April 30, 2014.
Options to purchase 200 shares at $8.13 per share issued to employees that vest equally in five annual installments (40 exercisable at September 30, 2005). These options expire on October 27, 2014.
     Compensation expense related to stock options is calculated under the fair value method and is recorded on a straight-line basis over the vesting period. Fair value of the options was estimated at the grant dates using the Black-Scholes option pricing model, which includes the following assumptions: risk-free interest rate based on the ten-year U.S. Treasury Note rate; expected option life of ten years; expected volatility of 36% to 38%; and no expected dividends. Compensation expense related to stock options was $84 for the three months ended September 30, 2005. Total unamortized compensation cost related to non-vested awards at September 30, 2005 was $1,301, of which $529 will be amortized through April 2009 and $772 will be amortized through October 2009.
5.	Segment Information
     The Company operates in two business segments with its primary focus in the selling, servicing and underwriting of non-standard personal automobile insurance. The real estate and corporate segment consists of activities related to the disposition of foreclosed real estate held for sale, interest expense associated with all debt and other general corporate overhead expenses. Total assets by segment are those assets used in the operation of each segment.

     The following tables present selected financial data by business segment:

		Real Estate
		and	Consolidated
Three Months Ended September 30, 2005	Insurance	Corporate	Total
Revenues:
Premiums earned	$42,754	$—	$42,754
Commissions and fees	6,405	—	6,405
Investment income	887	212	1,099

Total revenues	50,046	212	50,258

Expenses:
Losses and loss adjustment expenses	28,491	—	28,491
Operating expenses	15,223	613	15,836
Stock-based compensation	—	84	84
Depreciation and amortization	214	—	214

Total expenses	43,928	697	44,625

Income (loss) before income taxes	$6,118	$(485)	$5,633

Total assets at September 30, 2005	$176,720	$163,177	$339,897

		Real Estate
		and	Consolidated
Three Months Ended September 30, 2004	Insurance	Corporate	Total
Revenues:
Premiums earned	$21,685	$—	$21,685
Commissions and fees	6,672	—	6,672
Ceding commissions from reinsurer	1,937	—	1,937
Investment income	355	254	609

Total revenues	30,649	254	30,903

Expenses:
Losses and loss adjustment expenses	13,430	—	13,430
Operating expenses	10,406	369	10,775
Stock-based compensation	—	61	61
Depreciation and amortization	669	—	669
Interest expense	—	70	70

Total expenses	24,505	500	25,005

Income (loss) before income taxes	$6,144	$(246)	$5,898

Total assets at September 30, 2004	$119,671	$160,096	$279,765

6.	Subsequent Event
     On October 31, 2005, the Company sold a parcel of foreclosed real estate held for sale for net proceeds of $872. The parcel had a book value of $76 which resulted in a gain of $796.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this report.
General
     We are principally a retailer, servicer and underwriter of non-standard personal automobile insurance, based in Nashville, Tennessee. Non-standard personal automobile insurance is made available to individuals who are categorized as “non-standard” because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type. In most instances, our customers are required by law to buy a minimum amount of automobile insurance.
     Prior to our April 30, 2004 acquisition of USAuto Holdings, Inc. (“USAuto”), we were engaged in pursuing opportunities to acquire one or more operating companies. In addition, we marketed for sale a portfolio of foreclosed real estate. We will continue to market the remaining real estate held (consisting of five tracts of land in San Antonio, Texas) and will attempt to sell it on a basis that provides us with the best economic return. We do not anticipate making any new investments in real estate.
     As of November 1, 2005, we leased 356 retail locations, staffed by employee-agents. Our employee-agents exclusively sell insurance products either underwritten or serviced by us. As of September 30, 2005, we wrote non-standard personal automobile insurance in 11 states and, in October 2005, we commenced writing insurance in South Carolina. We are currently licensed as an insurer in 12 additional states.
     The following table shows the changes in the number of our retail locations for the periods presented.

	Three Months Ended
	September 30,
	2005	2004

Beginning of period	309	138
Opened	40	17
Closed	(1)	(1)

End of period	348	154

     The following table shows the breakdown of our retail locations by state for the periods presented.

					Change in Locations During
					the Three Months Ended
	As of September 30,		As of June 30,		September 30,
	2005	2004	2005	2004	2005	2004
Alabama	25	23	25	21	—	2
Florida	36	1	24	—	12	1
Georgia	63	57	63	55	—	2
Illinois	15	—	12	—	3	—
Indiana	25	8	22	4	3	4
Mississippi	8	8	9	6	(1)	2
Missouri	21	11	18	11	3	—
Ohio	30	28	30	25	—	3
Pennsylvania	17	—	14	—	3	—
Tennessee	20	18	20	16	—	2
Texas	88	—	72	—	16	—

Total	348	154	309	138	39	16

Consolidated Results of Operations
Overview
     Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of foreclosed real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses.

	Three Months Ended
	September 30,
Insurance Operations	2005	2004

Revenues:
Premiums earned	$42,754	$21,685
Commissions and fees	6,405	6,672
Ceding commissions from reinsurer	—	1,937
Investment income	887	355

Total revenues	50,046	30,649

Expenses:
Losses and loss adjustment expenses	28,491	13,430
Operating expenses	15,223	10,406
Depreciation and amortization	214	669

Total expenses	43,928	24,505

Income before income taxes	$6,118	$6,144

	Three Months Ended
	September 30,
Real Estate and Corporate	2005	2004

Revenues:
Investment income	$212	$254

Total revenues	212	254

Expenses:
Operating expenses	613	369
Stock-based compensation	84	61
Interest expense	—	70

Total expenses	697	500

Loss before income taxes	$(485)	$(246)

     Our insurance operations derive revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 11 states. We conduct our underwriting operations through two insurance company subsidiaries, USAuto Insurance Company, Inc. and Village Auto Insurance Company, Inc. Our insurance operations revenues are primarily derived from:
•	premiums earned (which includes policy and renewal fees) from (i) sales of policies issued by our insurance company subsidiaries, net of the portion of those premiums that have been ceded to reinsurers, and (ii) the sales of policies issued by our managing general agency (“MGA”) subsidiaries that are assumed 100% by our insurance company subsidiaries through quota-share reinsurance;

•	fee income, which includes installment billing fees on policies written as well as fees for other ancillary services (principally a motor club product);

•	commission income paid by our reinsurer to us for ceded premiums (ceasing with the September 1, 2004 non-renewal of our quota-share reinsurance); and

•	investment income earned on the invested assets of the insurance company subsidiaries.
     The following table presents gross premiums earned by state and includes policies written by the insurance company subsidiaries and policies issued by our MGA subsidiaries on behalf of other insurance companies that are assumed by one of the insurance company subsidiaries through quota-share reinsurance. Prior to May 2005, we were not licensed to write insurance in Alabama and for the three months ended September 30, 2005 and 2004 we assumed 100% and 50%, respectively, of the business written in Alabama through an MGA subsidiary. Since May 2005, all new Alabama business is written by one of the insurance company subsidiaries on a direct basis. Although we are licensed in Texas, we currently write all business there through the Texas county mutual insurance company system. Therefore, all of our business in Texas is written through an MGA subsidiary and is assumed 100% by one of the insurance company subsidiaries. For the months of July and August of 2004, we ceded 50% of our gross premiums earned to a reinsurer under a quota-share reinsurance agreement that was non-renewed effective September 1, 2004. Current premiums ceded reflects only the cost of catastrophic reinsurance.

	Three Months Ended
	September 30,
	2005	2004
Gross premiums earned:
Georgia	$17,316	$16,905
Alabama	6,930	6,309
Tennessee	6,331	6,401
Ohio	3,300	2,017
Florida	2,589	—
Texas	2,459	—
Missouri	1,234	890
Mississippi	1,211	961
Indiana	1,161	134
Pennsylvania	125	—
Illinois	122	—

Total gross premiums earned	42,778	33,617
Premiums ceded	(24)	(8,340)
Premiums not assumed	—	(3,592)

Total net premiums earned	$42,754	$21,685

     The following table presents the change in the total number of policies in force for the insurance operations for the periods presented. Policies in force increase as a result of new policies issued and decrease as a result of policies that cancel or expire and are not renewed.

	Three Months Ended
	September 30,
	2005	2004
Policies in force — beginning of period	119,422	91,385
Net increase during period	6,377	1,500

Policies in force — end of period	125,799	92,885

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
     Expense Ratio — Expense ratio is the ratio (expressed as a percentage) of operating expenses to premiums earned. This is a measurement that illustrates relative management efficiency in administering our operations. We calculate this ratio on a net basis as a percentage of net premiums earned. Insurance operating expenses are reduced by fee income from insureds and ceding commissions received from our quota-share reinsurer as compensation for the costs we incurred in servicing this business on their behalf.

     Combined Ratio — Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, an insurance company cannot be profitable without sufficient investment income. The following table presents the combined ratios for the insurance operations for the periods presented.

	Three Months Ended
	September 30,
	2005	2004
Loss and loss adjustment expense	66.6%	61.9%
Expense	20.6%	13.6%

	87.2%	75.5%

     The invested assets of the insurance operations are generally highly liquid and consist substantially of readily marketable, investment grade, municipal and corporate bonds and collateralized mortgage obligations. At September 30, 2005, approximately 20% of our fixed maturities portfolio was tax-exempt. This percentage will reduce over time as we move to a taxable portfolio. All cash equivalents are taxable. Most securities held are issued by political subdivisions in the states of Georgia and Tennessee, as these type of investments enable our insurance company subsidiaries to obtain premium tax credits. Investment income is composed primarily of interest earned on these securities, net of related investment expenses. Realized gains and losses on our investment portfolio may occur from time to time as changes are made to our holdings based upon changes in interest rates and changes in the credit quality of securities held.
     The non-standard personal automobile insurance industry is somewhat cyclical in nature. In the past, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. If new competitors enter this market, existing competitors may attempt to increase market share by lowering rates. Such conditions could lead to reduced prices, which would have a negative impact on our revenues and profitability. However, we believe that between 2002 and 2004, the underwriting results in the personal automobile insurance industry improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers. Rates and premium levels for non-standard automobile insurance have stabilized or slightly increased during 2005.
Three Months Ended September 30, 2005 Compared With Three Months Ended September 30, 2004
     Consolidated Results
     Net income for the three months ended September 30, 2005 was $3.7 million, compared to $3.9 million for the three months ended September 30, 2004. Net income per share was $0.08 on both a basic and diluted basis for both the three months ended September 30, 2005 and 2004. The weighted average diluted shares outstanding increased from 48.0 million to 49.5 million as a result of the issuance of 750,000 contingent shares in connection with the USAuto acquisition and the increase in the dilutive effect of stock options, primarily as a result of the increase in the Company’s average stock price when applying the Treasury Stock method.
     Insurance Operations
     Income before income taxes was $6.1 million for both the three months ended September 30, 2005 and 2004.
     Total gross premiums earned (before the effects of reinsurance) increased by $9.2 million, or 27%, to $42.8 million for the three months ended September 30, 2005 from $33.6 million for the three months ended September 30, 2004. Of this increase, $5.0 million was attributable to the expansion of our business in the states of Florida and Texas. Overall, the number of insured policies in force at September 30, 2005 increased 35% over the same date in 2004 from 92,885 to 125,799. During the three months ended September 30, 2005, the number of retail locations (or “stores”) increased by 39, from 309 stores at June 30, 2005 to 348 stores at September 30, 2005, including stores in the pre-opening stage. In comparison, during the three months ended September 30, 2004, we leased 16 new stores.

     Net premiums earned increased 97% over the same period primarily as the result of eliminating our 50% quota share reinsurance effective September 1, 2004. This reinsurance was in effect for two of the three months ended September 30, 2004 and resulted in an $8.3 million reduction in net premiums earned, which we ceded to the reinsurer.
     Net premiums earned during the three months ended September 30, 2005 also increased as a result of the change the assumed reinsurance percentage for our Alabama business (written through other insurance companies) from 50% to 100% effective February 1, 2005. For the three months ended September 30, 2004, $3.6 million in premiums earned in Alabama and Georgia were not assumed by us. We are now licensed in Alabama and, starting in May 2005, began writing all new policies in Alabama on a direct basis. As a result, in Alabama, we no longer incur the contractual costs associated with writing business through another insurance company.
     As a result of not renewing the quota share reinsurance and increasing the assumed reinsurance percentage for our Alabama business, commissions and fees declined as a percentage of net premiums earned during the three months ended September 30, 2005 compared to the prior year period and ceding commissions from our reinsurer were eliminated.
     Investment income increased primarily as a result of the increase in invested assets as a result of our growth. We expect investment income to continue to increase as we shift our investment portfolio from tax-exempt to taxable investments. The weighted average investment yield for our fixed maturities portfolio was 4.38% at September 30, 2005 with a duration of 3.57 years. The yield for the comparable Lehman Brothers indices at September 30, 2005 was 4.39%.
     The loss and loss adjustment expense ratio increased to 66.6% for the three months ended September 30, 2005 from 61.9% for the three months ended September 30, 2004. We did not experience any significant development for losses occurring in prior accident periods. The loss ratio for the three months ended September 30, 2005 increased primarily as a result of increasing overall liability loss ratios, particularly in Georgia. Expected losses from Hurricane Katrina during the current quarter are approximately $0.3 million and resulted in a 0.7% point increase in the loss ratio.
     Insurance operating expenses increased 46% to $15.2 million for the three months ended September 30, 2005 from $10.4 million for the three months ended September 30, 2004. This increase is primarily due to the addition of new retail locations and expenses (advertising, employee-agent compensation, rent and premium taxes) that vary along with the increase in net premiums earned.
     The expense ratio increased from 13.6% for the three months ended September 30, 2004 to 20.6% for the three months ended September 30, 2005. Operating expenses incurred for new retail locations contributed to the increase in the expense ratio. In addition, the expense ratio increased as a result of declining fee income from ancillary products (which reduces expenses in calculating the expense ratio), and the fact that this fee income was spread over a larger base of net premiums earned as result of not renewing the quota share reinsurance.
     Overall, the combined ratio increased to 87.2% for the three months ended September 30, 2005 from 75.5% for the three months ended September 30, 2004.
     Real Estate and Corporate
     Loss before income taxes for the three months ended September 30, 2005 was $0.5 million versus loss before income taxes of $0.2 million for the three months ended September 30, 2004. There were no gains on sales of foreclosed real estate in either period.
     Other operating expenses primarily includes other general corporate overhead expenses.
Liquidity and Capital Resources
     Our primary sources of funds are premiums, commission and fee income and investment income. Our primary uses of funds are the payment of claims and operating expenses. Operating activities for the three months ended September 30, 2005 provided $8.9 million of cash, compared to $6.1 million provided in the same period in fiscal 2005. The increase is the result of the increase in net premiums earned. Net cash used by investing activities for the three months ended September 30, 2005 was $12.4 million, as compared to $19.6 million in the same period in fiscal 2005. Both periods reflect additions to our investment portfolio as a result of the increase in net premiums earned. During the three months ended September 30, 2005, we increased the statutory capital and surplus of the insurance company subsidiaries by $0.8 million to support additional premium writings. At September 30, 2005, we had $11.2 million available in unrestricted cash and investments outside of the insurance company subsidiaries.
     We are part of an insurance holding company system with substantially all of our operations conducted by our insurance company subsidiaries. Accordingly, the holding company will only receive cash from operating activities as a result of investment income and the ultimate liquidation of our foreclosed real estate held for sale. Cash could be made available through loans from financial institutions, the sale of common stock, and dividends from our insurance company subsidiaries. In addition, as a result of our tax net operating loss carryforwards, taxable income generated by the insurance company subsidiaries will provide cash to the holding company through an intercompany tax allocation agreement through which the insurance company subsidiaries reimburse the holding company for current tax benefits utilized through recognition of the net operating loss carryforwards.
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
     We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in the “Business — Risk Factors” section of the Annual Report on Form 10-K for the year ended June 30, 2005.
     You should not place undue reliance on any forward-looking statements contained herein. These statements speak only as of the date of this report. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have an exposure to interest rate risk relating to fixed maturity investments. Changes in market interest rates directly impact the market value of our fixed maturity securities. Some fixed income securities have call or prepayment options. This subjects us to reinvestment risk as issuers may call their securities, which could result in us reinvesting the proceeds at lower interest rates. We manage exposure to interest rate risks by adhering to specific guidelines in connection with our investment portfolio. We invest primarily in municipal and corporate bonds and collateralized mortgage obligations that have been rated “A” or better by Standard & Poors. At September 30, 2005, 87.4% of our investment portfolio was invested in securities rated “AA” or better by Standard & Poors, and 98.5% was invested in securities rated “A” or better by Standard & Poors. We have not recognized any other than temporary losses on our investment portfolio. We also utilize the services of a professional fixed income investment manager.
     As of September 30, 2005, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities portfolio would have resulted in an estimated decrease in fair value of 4.5%, or approximately $3.9 million. Conversely, as of the same date, the impact of an immediate 100 basis point decrease in market interest rates on our fixed maturities portfolio would have resulted in an estimated increase in fair value of 3.8%, or approximately $3.3 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2005. Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files under the Exchange Act.
Changes in Internal Control Over Financial Reporting
     During the period covered by this report, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

FIRST ACCEPTANCE CORPORATION
November 9, 2005	By:	/s/ Stephen J. Harrison
Stephen J. Harrison
Chief Executive Officer

November 9, 2005	By:	/s/ Charles D. Hamilton, Jr.
Charles D. Hamilton, Jr.
Chief Financial Officer