Form 10-Q
period 2005-12-31
FIRST ACCEPTANCE CORP /DE/
filed 2006-02-09
CIK 1017907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 3, 2006, there were outstanding 47,520,133 shares of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2005

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2005	June 30,
	(Unaudited)	2005
ASSETS
Fixed maturities, available-for-sale at market value (amortized cost: $102,358 and $73,832)	$101,720	$74,840
Investment in mutual fund, at market value	11,239	10,920
Cash and cash equivalents	15,533	24,762
Fiduciary funds — restricted	424	935
Premiums and fees receivable from policyholders and agents	45,666	42,908
Reinsurance recoverables	3,108	4,490
Deferred tax asset	44,795	48,106
Other assets	5,487	4,863
Property and equipment, net	2,307	1,962
Foreclosed real estate held for sale	885	961
Deferred acquisition costs	4,214	3,271
Goodwill	107,837	107,837
Identifiable intangible assets	4,813	4,867

TOTAL	$348,028	$330,722

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$50,377	$42,897
Unearned premiums	52,750	47,752
Deferred fee income	1,502	2,272
Amounts due to insurance companies	424	935
Other liabilities	7,959	8,537

Total liabilities	113,012	102,393

Stockholders’ equity:
Common stock, $.01 par value, 75,000 shares authorized; 47,470 and 47,455 shares issued and outstanding	475	475
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Additional paid-in capital	458,372	457,905
Accumulated other comprehensive income (loss):
Net unrealized appreciation (depreciation) on investments	(638)	655
Accumulated deficit	(223,193)	(230,706)

Total stockholders’ equity	235,016	228,329

TOTAL	$348,028	$330,722

See notes to condensed consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues:
Premiums earned	$44,816	$31,071	$87,570	$52,756
Commissions and fees	6,624	6,321	13,029	12,993
Ceding commissions from reinsurer	—	1,666	—	3,603
Gains on sales of foreclosed real estate	821	755	821	755
Investment income	1,216	741	2,315	1,350
Other gains	4	171	4	171

Total revenues	53,481	40,725	103,739	71,628

Expenses:
Losses and loss adjustment expenses	30,438	20,317	58,929	33,747
Insurance operating expenses	16,505	11,533	31,728	21,939
Other operating expenses	609	899	1,222	1,267
Stock-based compensation	262	91	346	152
Depreciation	201	298	379	587
Amortization of identifiable intangible assets	18	190	54	570
Interest expense	—	69	—	139

Total expenses	48,033	33,397	92,658	58,401

Income before income taxes	5,448	7,328	11,081	13,227
Income tax expense	1,648	2,641	3,568	4,676

Net income	$3,800	$4,687	$7,513	$8,551

Basic net income per share	$0.08	$0.10	$0.16	$0.18

Diluted net income per share	$0.08	$0.10	$0.15	$0.18

Weighted average basic shares	47,457	46,686	47,456	46,672

Weighted average diluted shares	49,490	48,519	49,489	48,514

See notes to condensed consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)
Six Months Ended December 31, 2005 and 2004

				Accumulated
			Additional	other			Total
	Common stock		paid-in	comprehensive	Accumulated	Treasury	stockholders’
	Shares	Amount	capital	income/(loss)	deficit	stock	equity
Balances at July 1, 2004	46,535	$465	$450,658	$(35)	$(256,862)	$—	$194,226
Net income	—	—	—	—	8,551	—	8,551

Other comprehensive income — change in unrealized appreciation /(depreciation) on investments	—	—	—	325	—	—	325

Comprehensive income	—	—	—	—	—	—	8,876

Stock-based compensation	—	—	132	—	—	—	132

Purchase of treasury stock, at cost	—	—	—	—	—	(639)	(639)

Exercise of stock options	246	2	738	—	—	—	740

Balances at December 31, 2004	46,781	$467	$451,528	$290	$(248,311)	$(639)	$203,335

				Accumulated
			Additional	other			Total
	Common stock		paid-in	comprehensive	Accumulated	Treasury	stockholders’
	Shares	Amount	capital	income (loss)	deficit	stock	equity
Balances at July 1, 2005	47,455	$475	$457,905	$655	$(230,706)	$—	$228,329
Net income	—	—	—	—	7,513	—	7,513

Other comprehensive loss — change in unrealized appreciation (depreciation) on investments	—	—	—	(1,293)	—	—	(1,293)

Comprehensive income	—	—	—	—	—	—	6,220

Stock-based compensation	2	—	346	—	—	—	346

Issuance of shares under Employee Stock Purchase Plan	13	—	121	—	—	—	121

Balances at December 31, 2005	47,470	$475	$458,372	$(638)	$(223,193)	$—	$235,016

See notes to condensed consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income	$7,513	$8,551
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	433	1,157
Stock-based compensation	346	132
Amortization of premium on fixed maturities	287	167
Deferred income taxes	3,664	4,202
Gains on sales of foreclosed real estate	(821)	(755)
Other gains	(4)	(171)
Change in:
Fiduciary funds — restricted	511	21
Premiums and fees receivable from policyholders and agents	(2,758)	1,242
Reinsurance recoverables	1,382	1,449
Prepaid reinsurance premiums	—	12,384
Other assets	(624)	(63)
Deferred acquisition costs	(943)	(2,514)
Loss and loss adjustment expense reserves	7,480	4,809
Unearned premiums	4,998	1,097
Deferred fee income	(770)	(246)
Amounts due to reinsurers	—	(11,899)
Amounts due to insurance companies	(511)	(21)
Other liabilities	(578)	(251)

Net cash provided by operating activities	19,605	19,291

Cash flows from investing activities:
Proceeds from sales of foreclosed real estate	897	1,203
Addition to foreclosed real estate	—	(300)
Proceeds from sale of property and equipment	—	625
Acquisitions of property and equipment	(724)	(399)
Purchases of fixed maturities, available-for-sale	(32,394)	(18,608)
Maturities and paydowns of fixed maturities, available-for-sale	3,046	1,344
Sales of fixed maturities, available for sale	539	—
Purchases of investment in mutual fund	(319)	(10,393)

Net cash used in investing activities	(28,955)	(26,528)

Cash flows from financing activities:
Net proceeds from issuance of common stock	121	—
Purchase of treasury stock	—	(639)
Exercise of stock options	—	740
Payments on borrowings	—	(500)

Net cash used in financing activities	121	(399)

Net decrease in cash and cash equivalents	(9,229)	(7,636)
Cash and cash equivalents, beginning of period	24,762	38,352

Cash and cash equivalents, end of period	$15,533	$30,716

See notes to condensed consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(Unaudited)
1. General
     First Acceptance Corporation (the “Company”) is a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. As of December 31, 2005, the Company wrote non-standard personal automobile insurance in 12 states, principally Georgia, Alabama and Tennessee. The Company is licensed as an insurer in 12 additional states, and writes business through two insurance company subsidiaries, First Acceptance Insurance Company, Inc. (formerly known as USAuto Insurance Company, Inc.) and Village Insurance Company, Inc. In Alabama and Texas, the Company has assumed risk through reinsurance contracts with unaffiliated insurance companies.
2. Basis of Presentation
     The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. These unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
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
     Certain amounts in the consolidated financial statements for the prior period have been reclassified to conform with the current period presentation.
3. Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income	$3,800	$4,687	$7,513	$8,551

Weighted average common basic shares	47,457	46,686	47,456	46,672
Effect of dilutive securities — options	2,033	1,833	2,033	1,842

Weighted average common dilutive shares	49,490	48,519	49,489	48,514

Basic net income per share	$0.08	$0.10	$0.16	$0.18

Diluted net income per share	$0.08	$0.10	$0.15	$0.18

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(Unaudited)
4. Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised), “Share – Based Payment,” (“SFAS No. 123(R).”) SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Procedures Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) is effective for public companies at the beginning of the first annual period beginning after June 15, 2005. The Company has already adopted the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” and uses the fair value method for expensing stock-based compensation. Therefore, the Company’s adoption of SFAS No. 123(R) as of July 1, 2005 had no impact on the Company’s consolidated financial position, results of operations, cash flows or net income per share.
     The Company has issued stock options to employees under its 2002 Long Term Incentive Plan (the “Plan”). There were no options granted, exercised or forfeited during the six months ended December 31, 2005. Shares remaining available for issuance under the Plan were 3,982 at December 31, 2005. Options outstanding as of December 31, 2005 were as follows:
Options to purchase 3,736 shares at $3.00 per share issued to former employees that are all fully vested and exercisable. These options expire on July 9, 2012 (3,726 shares) and on June 30, 2013 (10 shares).
Options to purchase 200 shares at $6.64 per share issued to USAuto Holdings, Inc. (“USAuto”) executives as a closing condition to the USAuto acquisition that vest monthly over a five-year period (67 exercisable at December 31, 2005). These options expire on April 30, 2014.
Options to purchase 150 shares at $8.13 per share issued to employees that vest equally in five annual installments (30 exercisable at December 31, 2005). These options expire on October 27, 2014.
Options to purchase 50 shares at $8.13 per share issued to a former employee that are fully vested and exercisable. These options were fully vested during the three months ended December 31, 2005 upon resignation of the employee in accordance with an employment agreement and now expire on November 30, 2006.
     Compensation expense related to stock options is calculated under the fair value method and is recorded on a straight-line basis over the vesting period. Fair value of the options was estimated at the grant dates using the Black-Sholes option pricing model, which includes the following assumptions: risk-free interest rate based on the ten-year U.S. Treasury Note rate; expected option life of ten years; expected volatility of 36% to 38%; and no expected dividends. Compensation expense related to stock options was $308 for the six months ended December 31, 2005 which included $142 related to the full vesting of existing options upon the resignation of a former employee. Total unamortized compensation cost related to non-vested awards at December 31, 2005 was $1,036, of which $492 will be amortized through April 2009 and $544 will be amortized through October 2009.
     Stock-based compensation for the six months ended December 31, 2005 also includes $25 related to shares issued to directors that were recorded based on the closing market price on the date of issuance and $13 related to shares issued under the Company’s Employee Stock Purchase Plan.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(Unaudited)
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
     The following tables present selected financial data by business segment:

		Real Estate
		and	Consolidated
	Insurance	Corporate	Total
Three Months Ended December 31, 2005
Revenues:
Premiums earned	$44,816	$—	$44,816
Commissions and fees	6,624		6,624
Gains on sales of foreclosed real estate	—	821	821
Investment income	1,104	112	1,216
Other gains	4	—	4

Total revenues	52,548	933	53,481

Expenses:
Losses and loss adjustment expenses	30,438	—	30,438
Operating expenses	16,505	609	17,114
Stock-based compensation	—	262	262
Depreciation and amortization	219	—	219

Total expenses	47,162	871	48,033

Income before income taxes	$5,386	$62	$5,448

Six Months Ended December 31, 2005
Revenues:
Premiums earned	$87,570	$—	$87,570
Commissions and fees	13,029	—	13,029
Gains on sales of foreclosed real estate	—	821	821
Investment income	1,991	324	2,315
Other gains	4	—	4

Total revenues	102,594	1,145	103,739

Expenses:
Losses and loss adjustment expenses	58,929	—	58,929
Operating expenses	31,728	1,222	32,950
Stock-based compensation	—	346	346
Depreciation and amortization	433	—	433

Total expenses	91,090	1,568	92,658

Income (loss) before income taxes	$11,504	$(423)	$11,081

Total assets at December 31, 2005	$186,671	$161,357	$348,028

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(Unaudited)

		Real Estate
		and	Consolidated
	Insurance	Corporate	Total
Three Months Ended December 31, 2004
Revenues:
Premiums earned	$31,071	$—	$31,071
Commissions and fees	6,321	—	6,321
Ceding commissions from reinsurer	1,666	—	1,666
Gains on sales of foreclosed real estate	—	755	755
Investment income	500	241	741
Other	171	—	171

Total revenues	39,729	996	40,725

Expenses:
Losses and loss adjustment expenses	20,317	—	20,317
Operating expenses	11,533	899	12,432
Stock-based compensation	—	91	91
Depreciation and amortization	488	—	488
Interest expense	—	69	69

Total expenses	32,338	1,059	33,397

Income (loss) before income taxes	$7,391	$(63)	$7,328

Six Months Ended December 31, 2004
Revenues:
Premiums earned	$52,756	$—	$52,756
Commissions and fees	12,993	—	12,993
Ceding commissions from reinsurer	3,603	—	3,603
Gains on sales of foreclosed real estate	—	755	755
Investment income	855	495	1,350
Other	171	—	171

Total revenues	70,378	1,250	71,628

Expenses:
Losses and loss adjustment expenses	33,747	—	33,747
Operating expenses	21,939	1,267	23,206
Stock-based compensation	—	152	152
Depreciation and amortization	1,157	—	1,157
Interest expense	—	139	139

Total expenses	56,843	1,558	58,401

Income (loss) before income taxes	$13,535	$(308)	$13,227

Total assets at December 31, 2004	$129,926	$164,259	$294,185

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(Unaudited)
6. Subsequent Events
     A. Business Acquired
          On January 12, 2006, the Company acquired certain assets (principally the customer expiration rights and the lease rights to 73 retail locations) of two non-standard automobile insurance agencies under common control in Chicago, Illinois for $30,000 in cash. The purchase price was financed through a newly executed credit agreement (see note 6.B.). Up to $4,000 in additional consideration may also be paid to the agencies if certain financial targets through January 31, 2007 are reached. As a result of this acquisition, the Company is now writing business through First Acceptance Insurance Company, Inc. from these locations. The Company will also receive a monthly fee from the agencies through December 31, 2006 as compensation for servicing the run-off of business previously written by the agencies through other insurance companies.
     B. Note Payable to Banks
          In connection with the acquisition of the non-standard automobile insurance agencies, on January 12, 2006, the Company concurrently entered into, and borrowed under, a credit agreement with two banks consisting of a $5,000 revolving facility and a $25,000 term loan facility, both maturing on June 30, 2010. Both facilities bear interest at LIBOR plus 175 basis points per annum. The Company entered into an interest rate swap agreement on January 17, 2006 that effectively fixed the interest rate on the term loan facility at 6.63% through June 30, 2010. The term loan facility is due in equal quarterly installments of $1,388, plus interest, beginning April 30, 2006 and ending on April 30, 2010 with a final payment of $1,404 due on June 30, 2010. Both facilities are secured by the common stock and certain assets of selected subsidiaries. The credit agreement contains certain financial covenants commencing as of, and for the fiscal quarter ending March 31, 2006.

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
     Prior to our April 30, 2004 acquisition of USAuto Holdings, Inc. (“USAuto”), we were engaged in pursuing opportunities to acquire one or more operating companies. In addition, we marketed for sale a portfolio of foreclosed real estate. We have entered into a contract to sell three parcels of real estate, which we expect to close during February 2006, for estimated net proceeds of $3.6 million, which would result in a gain of $2.8 million. We will continue to market the remaining real estate held (consisting of two tracts of land in San Antonio, Texas) and will attempt to sell it on a basis that provides us with the best economic return. We do not anticipate making any new investments in real estate.
     As of February 1, 2006, we leased 457 retail locations, staffed by employee-agents, including 73 locations in Chicago, Illinois acquired on January 12, 2006. Our employee-agents exclusively sell insurance products either underwritten or serviced by us. As of December 31, 2005, we wrote non-standard personal automobile insurance in 12 states. We are currently licensed as an insurer in 12 additional states.
     The following table shows the changes in the number of our retail locations for the periods presented.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Beginning of period	348	154	309	138
Opened	25	24	65	40
Closed	—	—	(1)	—

End of period	373	178	373	178

     The following tables show the breakdown of our retail locations by state for the periods presented.

					Change in Locations During
					the Three Months Ended
	As of December 31,		As of September 30,		December 31,
	2005	2004	2005	2004	2005	2004
Alabama	25	23	25	23	—	—
Florida	37	7	36	1	1	6
Georgia	63	61	63	57	—	4
Illinois	15	1	15	—	—	1
Indiana	27	15	25	8	2	7
Mississippi	8	9	8	8	—	1
Missouri	21	14	21	11	—	3
Ohio	30	29	30	28	—	1
Pennsylvania	21	—	17	—	4	—
South Carolina	10	—	—	—	10	—
Tennessee	20	19	20	18	—	1
Texas	96	—	88	—	8	—

Total	373	178	348	154	25	24

					Change in Locations During
					the Six Months Ended
	As of December 31,		As of June 30,		December 31,
	2005	2004	2005	2004	2005	2004
Alabama	25	23	25	21	—	2
Florida	37	7	24	—	13	7
Georgia	63	61	63	55	—	6
Illinois	15	1	12	—	3	1
Indiana	27	15	22	4	5	11
Mississippi	8	9	9	6	(1)	3
Missouri	21	14	18	11	3	3
Ohio	30	29	30	25	—	4
Pennsylvania	21	—	14	—	7	—
South Carolina	10	—	—	—	10	—
Tennessee	20	19	20	16	—	3
Texas	96	—	72	—	24	—

Total	373	178	309	138	64	40

Consolidated Results of Operations
Overview
     Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of foreclosed real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses. The following tables show the results of operations for our insurance operations and real estate and corporate segments for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
Insurance Operations	2005	2004	2005	2004
	(in thousands)
Revenues:
Premiums earned	$44,816	$31,071	$87,570	$52,756
Commissions and fees	6,624	6,321	13,029	12,993
Ceding commissions from reinsurer	—	1,666	—	3,603
Investment income	1,104	500	1,991	855
Other gains	4	171	4	171

Total revenues	52,548	39,729	102,594	70,378

Expenses:
Losses and loss adjustments expenses	30,438	20,317	58,929	33,747
Operating expenses	16,505	11,533	31,728	21,939
Depreciation and amortization	219	488	433	1,157

Total expenses	47,162	32,338	91,090	56,843

Income before income taxes	$5,386	$7,391	$11,504	$13,535

	Three Months Ended December 31,		Six Months Ended December 31,
Real Estate and Corporate	2005	2004	2005	2004
	(in thousands)
Revenues:
Gains on sales of foreclosed real estate	$821	$755	$821	$755
Investment income	112	241	324	495

Total revenues	933	996	1,145	1,250

Expenses:
Operating expenses	609	899	1,222	1,267
Stock-based compensation	262	91	346	152
Interest expense	—	69	—	139

Total expenses	871	1,059	1,568	1,558

Income (loss) before income taxes	$62	$(63)	$(423)	$(308)

     Our insurance operations derive revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through two insurance company subsidiaries, First Acceptance Insurance Company, Inc. (formerly known as USAuto Insurance Company, Inc.) and Village Auto Insurance Company, Inc. Our insurance operations revenues are primarily derived from:
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
     The following table presents gross premiums earned by state and includes policies written by the insurance company subsidiaries and policies issued by our MGA subsidiaries on behalf of other insurance companies that are assumed by one of the insurance company subsidiaries through quota-share reinsurance. Prior to May 2005, we were not licensed to write insurance in Alabama and for the six months ended December 31, 2005 and 2004 we assumed 100% and 50%, respectively, of the business written in Alabama through an MGA subsidiary. Since May 2005, all new Alabama business is written by one of the insurance company subsidiaries on a direct basis. Although we are licensed in Texas, we currently write most of our business in Texas through the Texas county mutual insurance company system. Therefore, most of our business in Texas is written through an MGA subsidiary and is assumed 100% by one of the insurance company subsidiaries. For the months of July and August of 2004, we ceded 50% of our gross premiums earned to a reinsurer under a quota-share reinsurance agreement that was non-renewed effective September 1, 2004. Premiums ceded after September 1, 2004 reflect only the cost of catastrophic reinsurance.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Gross premiums earned:
Georgia	$16,756	$17,316	$34,072	$34,221
Alabama	7,001	6,278	13,931	12,587
Tennessee	5,880	6,406	12,211	12,807
Florida	4,624	1	7,213	1
Ohio	3,271	2,417	6,571	4,434
Texas	2,843	—	5,302	—
Indiana	1,367	335	2,528	468
Mississippi	1,267	1,013	2,478	1,974
Missouri	1,223	940	2,457	1,830
Pennsylvania	318	—	443	—
Illinois	256	10	378	10
South Carolina	34	—	34	—

Total gross premiums earned	44,840	34,716	87,618	68,332
Premiums ceded	(24)	(39)	(48)	(8,379)
Premiums not assumed	—	(3,606)	—	(7,197)

Total net premiums earned	$44,816	$31,071	$87,570	$52,756

     The following table presents the change in the total number of policies in force for the insurance operations for the periods presented. Policies in force increase as a result of new policies issued and decrease as a result of policies that cancel or expire and are not renewed.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Policies in force — beginning of period	125,799	92,885	119,422	91,385
Net increase during period	7,062	1,388	13,439	2,888

Policies in force — end of period	132,861	94,273	132,861	94,273

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
     Expense Ratio — Expense ratio is the ratio (expressed as a percentage) of operating expenses to premiums earned. This is a measurement that illustrates relative management efficiency in administering our operations. We calculate this ratio on a net basis as a percentage of net premiums earned. Insurance operating expenses are reduced by fee income from insureds and ceding commissions received from our quota-share reinsurer as compensation for the costs we incurred in servicing this business on their behalf. (Ratios for fiscal 2005 exclude expenses and fee income related to incidental MGA operations.)
     Combined Ratio — Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, an insurance company cannot be profitable without sufficient investment income. The following table presents the combined ratios for the insurance operations for the periods presented.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Loss and loss adjustment expense	67.9%	65.4%	67.3%	64.0%
Expense	22.0%	14.2%	21.4%	14.0%

Combined ratio	89.9%	79.6%	88.7%	78.0%

     The invested assets of the insurance operations are generally highly liquid and consist substantially of readily marketable, investment grade, municipal and corporate bonds and collateralized mortgage obligations. At December 31, 2005, approximately 20% of our fixed maturities portfolio was tax-exempt. All cash equivalents are taxable. Certain securities held are issued by political subdivisions in the states of Georgia and Tennessee, as these type of investments enable our insurance company subsidiaries to obtain premium tax credits. Investment income is composed primarily of interest earned on these securities, net of related investment expenses. Realized gains and losses on our investment portfolio may occur from time to time as changes are made to our holdings based upon changes in interest rates and changes in the credit quality of securities held.
     The non-standard personal automobile insurance industry is somewhat cyclical in nature. In the past, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. If new competitors enter this market, existing competitors may attempt to increase market share by lowering rates. Such conditions could lead to reduced prices, which would have a negative impact on our revenues and profitability. However, we believe that between 2002 and 2004, the underwriting results in the personal automobile insurance industry improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers. Rates and premium levels for non-standard automobile insurance stabilized or slightly increased during 2005.

Three and Six Months Ended December 31, 2005 Compared With Three and Six Months Ended December 31, 2004
     Consolidated Results
     Net income for the three months ended December 31, 2005 was $3.8 million, compared to $4.7 million for the three months ended December 31, 2004. Net income per share was $0.08 on both a basic and diluted basis for the three months ended December 31, 2005 and $0.10 on both a basic and diluted basis for the three months ended December 31, 2004. Total revenues for the three months ended December 31, 2005 increased 31% from $40.7 million to $53.5 million, over the same period last year.
     Net income for the six months ended December 31, 2005 was $7.5 million, compared to $8.6 million for the six months ended December 31, 2004. Net income per share was $0.16 on a basic basis and $0.15 on a diluted basis for the six months ended December 31, 2005 and $0.18 on both a basic and diluted basis for the six months ended December 31, 2004. Total revenues for the six months ended December 31, 2005 increased 45% from $71.6 million to $103.7 million, over the same period last year.
     The weighted average diluted shares outstanding for both periods increased from 48.5 million to 49.5 million as a result of the issuance of 750,000 contingent shares pursuant to the USAuto acquisition and from the increase in the dilutive effect of stock options, primarily as a result of the increase in our average stock price when applying the Treasury Stock method.
     Net income for the three and six months ended both December 31, 2005 and 2004 included gains on sales of foreclosed real estate held for sale of $0.01 per share on a fully-diluted basis.
     Insurance Operations
     Income before income taxes was $5.4 million for the three months ended December 31, 2005 compared to $7.3 million for the three months ended December 31, 2004. Income before income taxes was $11.1 million for the six months ended December 31, 2005 compared to $13.2 million for the six months ended December 31, 2004.
     Total gross premiums earned (before the effects of reinsurance) increased by $10.1 million, or 29%, to $44.8 million for the three months ended December 31, 2005, from $34.7 million for the three months ended December 31, 2004. Such increases are due to the development of new stores in existing states as well as our expansion into new states. Of this increase, $7.5 million was attributable to the expansion of our business into Florida and Texas. Overall, the number of insured policies in force at December 31, 2005 increased 41% over the same date in 2004 from 94,273 to 132,861. During the three months ended December 31, 2005, the number of retail locations (or “stores”) increased by 25, from 348 stores at September 30, 2005 to 373 stores at December 31, 2005, including stores in the pre-opening stage.
     For the six months ended December 31, 2005, total gross premiums earned (before the effects of reinsurance) increased by $19.3 million, or 28%, to $87.6 million from $68.3 million for the six months ended December 31, 2004. Of this increase, $12.5 million was attributable to the expansion of our business into Florida and Texas.
     Net premiums earned increased 44% and 66%, respectively, for the three and six-month periods ended December 31, 2005, over the same periods last year. In addition to the increase in total gross premiums earned, net premiums earned also increased as a result of two changes involving reinsurance. Net premiums earned increased during both periods as a result of the change in the assumed reinsurance percentage for our Alabama business (written through other insurance companies) from 50% to 100% effective February 1, 2005. For the three and six-month periods ended December 31, 2004, $3.6 million and $7.1 million, respectively, in premiums earned in Alabama were not assumed by us. We are now licensed in Alabama and, starting in May 2005, began writing all new policies in Alabama on a direct basis. As a result, in Alabama, we no longer incur the contractual costs associated with writing business through another insurance company. Net premiums earned for the six months ended December 31, 2005 also increased as the result of eliminating our 50% quota share reinsurance effective September 1, 2004. This reinsurance was in effect for two of the six months ended December 31, 2004 and resulted in an $8.4 million reduction in net premiums earned, which we ceded to the reinsurer.

     As a result of not renewing the quota share reinsurance and increasing the assumed reinsurance percentage for our Alabama business, commissions and fees declined as a percentage of net premiums earned during the three and six-month periods ended December 31, 2005 compared to the prior year periods and ceding commissions from our reinsurer were eliminated.
     Investment income increased primarily as a result of the increase in invested assets as a result of our growth. The weighted average investment yield for our fixed maturities portfolio was 4.65% at December 31, 2005 with a duration of 3.63 years. The yield for the comparable Lehman Brothers indices at December 31, 2005 was 4.60%.
     The loss and loss adjustment expense ratio increased to 67.9% for the three months ended December 31, 2005 from 65.4% for the three months ended December 31, 2004, and to 67.3% for the six months ended December 31, 2005 from 64.0% for the six months ended December 31, 2004. We did not experience any significant development for losses occurring in prior accident periods. The loss ratio for the three and six months ended December 31, 2005 increased primarily as a result of increasing overall liability loss ratios, particularly in Georgia. Losses from hurricanes during the six months ended December 31, 2005 were approximately $0.3 million and resulted in a 0.3% point increase in the loss ratio.
     Insurance operating expenses increased 43% to $16.5 million for the three months ended December 31, 2005 from $11.5 million for the three months ended December 31, 2004, and increased 45% to $31.7 million for the six months ended December 31, 2005 from $21.9 million for the six months ended December 31, 2004. These increases are primarily due to the addition of new retail locations and expenses (advertising, employee-agent compensation, rent and premium taxes) that vary along with the increase in net premiums earned.
     The expense ratio increased from 14.2% for the three months ended December 31, 2004 to 22.0% for the three months ended December 31, 2005, and from 14.0% for the six months ended December 31, 2004 to 21.4% for the six months ended December 31, 2005. The expense ratios for both the three and six-month periods ended December 31, 2004 were positively impacted by an additional ceding commission of $1.7 million, which was recorded based upon the favorable loss experience during the last year of the quota share reinsurance which was non-renewed effective September 1, 2004. Operating expenses incurred for new retail locations also contributed to these increases in the expense ratio. In addition, the expense ratio increased as a result of declining fee income from ancillary products (which reduces expenses in calculating the expense ratio), and for the six-month period comparison, the fact that this fee income was spread over a larger base of net premiums earned as a result of not renewing the quota share reinsurance.
     Overall, the combined ratio increased to 89.9% for the three months ended December 31, 2005 from 79.6% for the three months ended December 31, 2004, and to 88.7% for the six months ended December 31, 2005 from 78.0% for the six months ended December 31, 2004.
     Real Estate and Corporate
     Income before income taxes for the three months ended December 31, 2005 was $0.1 million versus a loss before income taxes of $0.1 million for the three months ended December 31, 2004. Loss before income taxes for the six months ended December 31, 2005 was $0.4 million versus a loss before income taxes of $0.3 million for the six months ended December 31, 2004.
     The three and six-month periods ended both December 31, 2005 and 2004 include gains on the sales of foreclosed real estate held for sale of $0.8 million. During the three months ended December 31, 2005, we incurred severance costs of $0.4 million in connection with the resignation of the employment of our former Chief Financial Officer.
     Other operating expenses primarily include other general corporate overhead expenses.
Liquidity and Capital Resources
     Our primary sources of funds are premiums, commission and fee income and investment income. Our primary uses of funds are the payment of claims and operating expenses. Operating activities for the six months ended December 31, 2005 provided $19.6 million of cash, compared to $19.3 million provided in the same period in fiscal 2005. Net cash used by investing activities for the six months ended December 31, 2005 was $29.0 million, as compared to $26.5 million in the same period in fiscal 2005. Both periods reflect additions to our investment portfolio as a result of the increase in net premiums earned. During the six months ended December 31, 2005, we increased the statutory capital and surplus of the insurance company subsidiaries by $7.5 million to support additional premium writings. This capital contribution came from funds our holding company received from the insurance company subsidiaries through an intercompany tax allocation agreement under which the holding company was reimbursed for current tax benefits utilized through the recognition of tax net operating loss carryforwards. At December 31, 2005, we had $11.4 million available in unrestricted cash and investments outside of the insurance company subsidiaries.
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
     We believe that existing cash and investment balances, when combined with anticipated cash flows generated from operations and dividends from our insurance company subsidiaries, will be adequate to meet our expected liquidity needs in both the short term and the reasonably foreseeable future. Our growth strategy includes possible acquisitions. Any acquisitions or other growth opportunities may require external financing, and we may from time to time seek to obtain external financing. We cannot assure you that additional sources of financing will be available to us or that any such financing would not negatively impact our results of operations.
Chicago Acquisition
     On January 12, 2006, we acquired certain assets (principally the customer expiration rights and the lease rights to 73 retail locations) of two non-standard automobile agencies under common control in Chicago, Illinois for $30.0 million in cash. In addition, in accordance with the terms of the acquisition, we may pay the agencies up to $4 million in additional consideration if certain financial targets through January 31, 2007 are reached. As a result of this acquisition, we are now writing business through First Acceptance Insurance Company, Inc. from these locations. We did not acquire any policies in force as part of the transaction, but we will immediately incur the operating costs of these agencies. Such costs, however, will be partially offset by a fee from the agencies as compensation for our servicing the run-off of the business previously written by the agencies through other insurance companies.
     In connection with the acquisition, we concurrently entered into, and borrowed under, a credit agreement with two banks consisting of a $5 million revolving facility and a $25 million term loan facility, both maturing on June 30, 2010. Both facilities bear interest at LIBOR plus 175 basis points per annum. We entered into an interest rate swap agreement on January 17, 2006 that effectively fixed the interest rate on the term loan facility at 6.63% through June 30, 2010. The term loan facility is due in equal quarterly installments of $1.4 million, plus interest, beginning April 30, 2006 and ending April 30, 2010 with a final payment of $1.4 million due on June 30, 2010. Both facilities are secured by the common stock and certain assets of selected subsidiaries. The credit agreement contains certain financial covenants commencing as of, and for the fiscal quarter ending March 31, 2006.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have an exposure to interest rate risk relating to fixed maturity investments. Changes in market interest rates directly impact the market value of our fixed maturity securities. Some fixed income securities have call or prepayment options. This subjects us to reinvestment risk as issuers may call their securities, which could result in us reinvesting the proceeds at lower interest rates. We manage exposure to interest rate risks by adhering to specific guidelines in connection with our investment portfolio. We invest primarily in municipal and corporate bonds and collateralized mortgage obligations that have been rated “A” or better by Standard & Poors. At December 31, 2005, 83.0% of our investment portfolio was invested in securities rated “AA” or better by Standard & Poors, and 98.5% was invested in securities rated “A” or better by Standard & Poors. We have not recognized any other than temporary losses on our investment portfolio. We also utilize the services of a professional fixed income investment manager.
     As of December 31, 2005, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities portfolio would have resulted in an estimated decrease in fair value of 4.6%, or approximately $4.7 million. Conversely, as of the same date, the impact of an immediate 100 basis point decrease in market interest rates on our fixed maturities portfolio would have resulted in an estimated increase in fair value of 3.2%, or approximately $3.3 million.
     In connection with the January 12, 2006 Chicago acquisition, we entered into a new $30.0 million credit facility that includes a $25.0 million term loan facility and a $5.0 revolving facility. Although we have effectively fixed the interest rate of the $25 million term loan facility through an interest rate swap agreement, we have interest rate risk with respect to the revolving facility which bears interest at a floating rate of LIBOR plus 175 basis points.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s chief executive officer and acting chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of December 31, 2005. Based on that evaluation, the Company’s chief executive officer and acting chief financial officer have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
     During the period covered by this report, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     At the Company’s Annual Meeting of Stockholders held on November 10, 2005, the following persons were elected to the Company’s Board of Directors for a one-year term:

	Votes For	Votes Withheld
Rhodes R. Bobbitt	38,567,321	23,706
Harvey B. Cash	38,508,549	82,478
Donald J. Edwards	38,554,534	36,493
Gerald J. Ford	38,511,984	79,043
Stephen J. Harrison	38,561,334	29,693
Thomas M. Harrison, Jr.	38,561,334	29,693
Tom C. Nichols	38,566,971	24,056
Lyndon L. Olson, Jr.	38,566,871	24,156
William A. Shipp, Jr.	38,567,471	23,556
     The following proposal was also considered and approved at the Annual Meeting by the vote set forth below:

			Votes Withheld
	Votes For	Votes Against	and Broker Non-Votes
Ratification of the appointment of Ernst & Young, LLP as the Company’s independent auditors for fiscal 2006	38,572,946	14,898	3,183
Item 6. Exhibits
The following exhibits are attached to this report:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Acting Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION

February 9, 2006	By:	/s/ Stephen J. Harrison
Stephen J. Harrison
Chief Executive Officer

February 9, 2006	By:	/s/ Michael J. Bodayle
Michael J. Bodayle
Acting Chief Financial Officer