Form 10-Q
period 2006-03-31
FIRST ACCEPTANCE CORP /DE/
filed 2006-05-10
CIK 1017907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Yes ☐ No ☑
As of May 5, 2006, there were outstanding 47,525,134 shares of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,
	2006	June 30,
	(Unaudited)	2005
ASSETS
Fixed maturities, available-for-sale at market value (amortized cost: $107,421 and $73,832)	$105,131	$74,840
Investment in mutual fund, at market value	241	10,920
Cash and cash equivalents	46,514	24,762
Fiduciary funds – restricted	341	935
Premiums and fees receivable from policyholders and agents	65,813	42,908
Reinsurance recoverables	2,094	4,490
Deferred tax asset	41,936	48,106
Other assets	7,163	4,863
Property and equipment, net	2,659	1,962
Foreclosed real estate held for sale	87	961
Deferred acquisition costs	5,407	3,271
Goodwill	136,268	107,837
Identifiable intangible assets	6,092	4,867

TOTAL	$419,746	$330,722

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$57,622	$42,897
Unearned premiums	77,988	47,752
Deferred fee income	2,174	2,272
Amounts due to insurance companies	341	935
Notes payable to banks	30,000	—
Payable for securities	1,436	—
Other liabilities	10,464	8,537

Total liabilities	180,025	102,393

Stockholders’ equity:
Common stock, $.01 par value, 75,000 shares authorized; 47,525 and 47,455 shares issued and outstanding	475	475
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Additional paid-in capital	458,865	457,905
Accumulated other comprehensive income (loss):
Net unrealized appreciation (depreciation) on investments	(2,290)	655
Accumulated deficit	(217,329)	(230,706)

Total stockholders’ equity	239,721	228,329

TOTAL	$419,746	$330,722

See notes to condensed consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues:
Premiums earned	$55,147	$37,979	$142,717	$90,735
Commissions and fees	7,311	6,290	20,340	19,283
Transaction service fee	3,100	—	3,100	—
Ceding commissions from reinsurer	—	—	—	3,603
Gains on sales of foreclosed real estate	2,817	—	3,638	755
Investment income	1,646	1,106	3,961	2,455
Other gains	47	20	51	191

Total revenues	70,068	45,395	173,807	117,022

Expenses:
Losses and loss adjustment expenses	38,374	25,130	97,303	58,877
Insurance operating expenses	21,046	12,176	52,774	34,115
Other operating expenses	742	715	1,964	1,983
Stock-based compensation	72	84	418	236
Depreciation	225	243	604	829
Amortization of identifiable intangible assets	121	199	175	769
Interest expense	457	69	457	208

Total expenses	61,037	38,616	153,695	97,017

Income before income taxes	9,031	6,779	20,112	20,005
Income tax expense	3,167	2,374	6,735	7,050

Net income	$5,864	$4,405	$13,377	$12,955

Basic net income per share	$0.12	$0.09	$0.28	$0.28

Diluted net income per share	$0.12	$0.09	$0.27	$0.27

Weighted average basic shares	47,510	47,444	47,474	46,926

Weighted average diluted shares	49,570	49,350	49,541	48,834

See notes to condensed consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)
Nine Months Ended March 31, 2006 and 2005

				Accumulated
			Additional	other			Total
	Common Stock		paid-in	comprehensive	Accumulated	Treasury	stockholders’
	Shares	Amount	capital	income (loss)	deficit	stock	equity
Balances at July 1, 2004	46,535	$465	$450,658	$(35)	$(256,862)	—	$194,226
Net income	—	—	—	—	12,955	—	12,955

Other comprehensive loss – change in unrealized depreciation on investments	—	—	—	(264)	—	—	(264)

Comprehensive income							12,691

Issuance of contingent shares related to acquisition	750	8	6,712	—	—	—	6,720

Stock-based compensation	3	—	236	—	—	—	236

Purchase of treasury stock, at cost	—	—	—	—	—	(639)	(639)

Retirement of treasury stock, at cost	(90)	(1)	(638)	—	—	639	—

Exercise of stock options	246	2	738	—	—	—	740

Balances at March 31, 2005	47,444	$474	$457,706	$(299)	$(243,907)	$—	$213,974

				Accumulated
			Additional	other			Total
	Common stock		paid-in	comprehensive	Accumulated	Treasury	stockholders’
	Shares	Amount	capital	income (loss)	deficit	stock	equity
Balances at July 1, 2005	47,455	$475	$457,905	$655	$(230,706)	$—	$228,329
Net income	—	—	—	—	13,377	—	13,377

Other comprehensive loss – change in unrealized appreciation (depreciation) on investments	—	—	—	(2,945)	—	—	(2,945)

Comprehensive income							10,432

Stock-based compensation	2	—	418	—	—	—	418

Issuance of shares under Employee Stock Purchase Plan	13	—	121	—	—	—	121

Exercise of stock options	55	—	421	—	—	—	421

Balances at March 31, 2006	47,525	$475	$458,865	$(2,290)	$(217,329)	$—	$239,721

See notes to condensed consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$13,377	$12,955
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	779	1,598
Stock-based compensation	418	236
Amortization of premium on fixed maturities	386	242
Deferred income taxes	6,523	6,440
Gains on sales of foreclosed real estate	(3,638)	(755)
Other gains	(51)	(191)
Change in:
Fiduciary funds – restricted	594	(127)
Premiums and fees receivable from policyholders and agents	(22,905)	(16,016)
Reinsurance recoverables	2,396	4,891
Prepaid reinsurance premiums	—	12,384
Other assets	(2,300)	(240)
Deferred acquisition costs	(2,136)	(3,289)
Loss and loss adjustment expense reserves	14,725	8,560
Unearned premiums	30,236	17,373
Deferred fee income	(98)	72
Amounts due to reinsurers	—	(11,899)
Amounts due to insurance companies	(594)	127
Other liabilities	1,927	(353)

Net cash provided by operating activities	39,639	32,008

Cash flows from investing activities:
Proceeds from sales of foreclosed real estate	4,512	1,203
Addition to foreclosed real estate	—	(300)
Proceeds from sale of property and equipment	—	666
Acquisitions of property and equipment	(1,301)	(660)
Purchases of fixed maturities, available-for-sale	(49,778)	(36,517)
Maturities and paydowns of fixed maturities, available-for-sale	6,065	3,494
Sales of fixed maturities, available-for-sale	9,789	3,000
Sales (purchases) of investment in mutual fund, net	10,679	(10,785)
Net increase in receivable/payable for securities	1,436	3,854
Business acquired through asset purchase	(29,831)	(4,000)

Net cash used in investing activities	(48,429)	(40,045)

Cash flows from financing activities:
Proceeds from borrowing	30,000	—
Net proceeds from issuance of common stock	121	—
Purchase of treasury stock	—	(639)
Exercise of stock options	421	740
Payments on borrowings	—	(750)

Net cash provided by (used in) financing activities	30,542	(649)

Net increase (decrease) in cash and cash equivalents	21,752	(8,686)
Cash and cash equivalents, beginning of period	24,762	38,352

Cash and cash equivalents, end of period	$46,514	$29,666

See notes to condensed consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(Unaudited)
1. General
     First Acceptance Corporation (the “Company”) is a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. As of March 31, 2006, the Company wrote non-standard personal automobile insurance in 12 states and was licensed as an insurer in 12 additional states. The Company writes business through two insurance company subsidiaries, First Acceptance Insurance Company, Inc. (formerly known as USAuto Insurance Company, Inc.) and Village Auto Insurance Company, Inc.
2. Basis of Presentation
     The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. These unaudited consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
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
     Certain amounts in the consolidated financial statements for the prior period have been reclassified to conform with the current period presentation.
3. Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income	$5,864	$4,405	$13,377	$12,955

Weighted average basic shares	47,510	47,444	47,474	46,926
Effect of dilutive securities — options	2,060	1,906	2,067	1,908

Weighted average dilutive shares	49,570	49,350	49,541	48,834

Basic net income per share	$0.12	$0.09	$0.28	$0.28

Diluted net income per share	$0.12	$0.09	$0.27	$0.27

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(Unaudited)
4. Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised), “Share – Based Payment,” (“SFAS No. 123(R).”) SFAS No. 123(R), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” superseded Accounting Procedures Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amended SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) was effective for public companies at the beginning of the first annual period beginning after June 15, 2005. The Company previously had adopted the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” and uses the fair value method for expensing stock-based compensation. Therefore, the Company’s adoption of SFAS No. 123(R) as of July 1, 2005 had no impact on the Company’s consolidated financial position, results of operations, cash flows or net income per share.
The Company has issued stock options to employees under its 2002 Long Term Incentive Plan (the “Plan”). During the nine months ended March 31, 2006, cash of $421 was received from the exercise of options to purchase 55 shares and there were no options issued or forfeited. At March 31, 2006, there were 3,982 shares remaining available for issuance under the Plan and options outstanding were as follows:
Options to purchase 3,731 shares at $3.00 per share issued to former employees that are all fully vested and exercisable. These options expire on July 9, 2012 (3,726 shares) and on June 30, 2013 (5 shares).
Options to purchase 200 shares at $6.64 per share issued to USAuto Holdings, Inc. (“USAuto”) executives as a closing condition to the USAuto acquisition that vest monthly over a five-year period (77 exercisable at March 31, 2006). These options expire on April 30, 2014.
Options to purchase 150 shares at $8.13 per share issued to employees that vest equally in five annual installments (30 exercisable at March 31, 2006). These options expire on October 27, 2014.
     Compensation expense related to stock options is calculated under the fair value method and is recorded on a straight-line basis over the vesting period. Fair value of the options was estimated at the grant dates using the Black-Sholes option pricing model, which includes the following assumptions: risk-free interest rate based on the ten-year U.S. Treasury Note rate; expected option life of ten years; expected volatility of 36% to 38%; and no expected dividends. Compensation expense related to stock options was $418 for the nine months ended March 31, 2006, which included $142 related to the full vesting of existing options upon the resignation of a former employee. Total unamortized compensation cost related to non-vested awards at March 31, 2006 was $963, of which $455 will be amortized through April 2009 and $508 will be amortized through October 2009.
     Stock-based compensation for the nine months ended March 31, 2006 also includes $25 related to shares issued to directors that were recorded based on the closing market price on the date of issuance and $13 related to shares issued under the Company’s Employee Stock Purchase Plan.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(Unaudited)
5. Business Acquired
     In order to gain a presence in the market, on January 12, 2006, the Company acquired certain assets (principally the trade names, customer lists and relationships and the lease rights to 72 retail locations) of two non-standard automobile insurance agencies under common control in Chicago, Illinois for $30,000 in cash plus $162 in acquisition expenses. The purchase price was financed through a newly executed credit agreement (see note 6). Up to $4,000 in additional consideration must also be paid to the agencies if certain financial targets relating to the acquired business for the twelve months ending January 31, 2007 are reached. As a result of this acquisition, the Company is now writing business through First Acceptance Insurance Company, Inc. from these locations. The Company is also receiving a monthly fee from the agencies through December 31, 2006 totaling $5,000 ($3,100 for the three months ended March 31, 2006) as compensation for servicing the run-off of business previously written by the agencies through other insurance companies. The fee is being paid and earned in accordance with the estimated runoff of the number of policies being serviced.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

Net tangible assets	$331
Identifiable intangible assets	1,400
Goodwill	28,431

Total assets acquired	$30,162

     Of the $1,400 in acquired identifiable intangible assets, $1,100 was assigned to trademark and trade names that is not subject to amortization. The remaining $300 of acquired identifiable intangible assets relates to the value of customer lists and relationships and is being amortized in proportion to anticipated policy expirations. Amortization for the three months ended March 31, 2006 was $110.
     Pro forma financial information has not been presented for this acquisition since the nature of the revenue-producing activity of this business has changed from a retail insurance agency to the underwriting results of an insurance company. The results of the operations of the business acquired are included in the Company’s statement of income beginning on January 12, 2006, the date of acquisition.
6. Notes Payable to Banks
     In connection with the acquisition of the non-standard automobile insurance agencies, on January 12, 2006, the Company entered into, and borrowed under, a credit agreement with two banks consisting of a $5,000 revolving facility and a $25,000 term loan facility, both maturing on June 30, 2010. Both facilities bear interest at LIBOR plus 175 basis points per annum (6.35% at March 31, 2006). The Company entered into an interest rate swap agreement on January 17, 2006 that effectively fixed the interest rate on the term loan facility at 6.63% through June 30, 2010. The term loan facility is due in equal quarterly installments of $1,388, plus interest, beginning April 28, 2006 and ending on April 30, 2010 with a final payment of $1,404 due on June 30, 2010. Both facilities are secured by the common stock and certain assets of selected subsidiaries. The credit agreement contains certain financial covenants. At March 31, 2006, the Company was in compliance with all such covenants except for a covenant regarding net premiums written to surplus for which a waiver has been obtained. The maturities of the notes payable as of March 31, 2006 are as follows:

Years Ending June 30,	Amount
2006	$1,388
2007	5,552
2008	5,552
2009	5,552
2010	11,956

$30,000

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(Unaudited)
7. Segment Information
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
     The following tables present selected financial data by business segment:

		Real Estate
	Insurance	and	Consolidated
Three Months Ended March 31, 2006	Operations	Corporate	Total
Revenues:
Premiums earned	$55,147	$—	$55,147
Commissions and fees	7,311	—	7,311
Transaction service fee	3,100	—	3,100
Gains on sales of foreclosed real estate	—	2,817	2,817
Investment income	1,271	375	1,646
Other gains	47	—	47

Total revenues	66,876	3,192	70,068

Expenses:
Losses and loss adjustment expenses	38,374	—	38,374
Operating expenses	21,046	742	21,788
Stock-based compensation	—	72	72
Depreciation and amortization	346	—	346
Interest expense	—	457	457

Total expenses	59,766	1,271	61,037

Income before income taxes	$7,110	$1,921	$9,031

Nine Months Ended March 31, 2006
Revenues:
Premiums earned	$142,717	$—	$142,717
Commissions and fees	20,340	—	20,340
Transaction service fee	3,100	—	3,100
Gains on sales of foreclosed real estate	—	3,638	3,638
Investment income	3,262	699	3,961
Other gains	51	—	51

Total revenues	169,470	4,337	173,807

Expenses:
Losses and loss adjustment expenses	97,303	—	97,303
Operating expenses	52,774	1,964	54,738
Stock-based compensation	—	418	418
Depreciation and amortization	779	—	779
Interest expense	—	457	457

Total expenses	150,856	2,839	153,695

Income before income taxes	$18,614	$1,498	$20,112

Total assets at March 31, 2006	$231,546	$188,200	$419,746

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(Unaudited)

		Real Estate
	Insurance	and	Consolidated
Three Months Ended March 31, 2005	Operations	Corporate	Total
Revenues:
Premiums earned	$37,979	$—	$37,979
Commissions and fees	6,290	—	6,290
Investment income	676	430	1,106
Other	20	—	20

Total revenues	44,965	430	45,395

Expenses:
Losses and loss adjustment expenses	25,130	—	25,130
Operating expenses	12,176	715	12,891
Stock-based compensation	—	84	84
Depreciation and amortization	442	—	442
Interest expense	—	69	69

Total expenses	37,748	868	38,616

Income (loss) before income taxes	$7,217	$(438)	$6,779

Nine Months Ended March 31, 2005
Revenues:
Premiums earned	$90,735	$—	$90,735
Commissions and fees	19,283	—	19,283
Ceding commissions from reinsurer	3,603	—	3,603
Gains on sales of foreclosed real estate	—	755	755
Investment income	1,531	924	2,455
Other	191	—	191

Total revenues	115,343	1,679	117,022

Expenses:
Losses and loss adjustment expenses	58,877	—	58,877
Operating expenses	34,115	1,983	36,098
Stock-based compensation	—	236	236
Depreciation and amortization	1,598	—	1,598
Interest expense	—	208	208

Total expenses	94,590	2,427	97,017

Income (loss) before income taxes	$20,753	$(748)	$20,005

Total assets at March 31, 2005	$157,376	$165,383	$322,759

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report.
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
     As of May 1, 2006, we leased and operated 450 retail locations, staffed by employee-agents, including 72 operating locations in Chicago, Illinois acquired on January 12, 2006. Our employee-agents exclusively sell insurance products either underwritten or serviced by us. As of March 31, 2006, we wrote non-standard personal automobile insurance in 12 states. We are currently licensed as an insurer in 12 additional states.
     The following table shows the changes in the number of our retail locations for the periods presented. Retail location counts are based upon the date that a location commenced writing business. We had previously reported this information based upon the date that a location was leased and first incurred operating expenses. Count information for all prior periods presented has been restated to conform to the current period’s method of presentation. Under the prior basis of presentation, we would have reported a total of 463 locations leased at March 31, 2006.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Retail locations — beginning of period	351	162	248	133
Opened	28	31	132	61
Acquired	72	15	72	15
Closed	(4)	—	(5)	(1)

Retail locations — end of period	447	208	447	208

     The following tables show the breakdown of our retail locations by state for the periods presented.

					Change in Locations
					During the Three Months
	Retail Locations as of		Retail Locations as of		Ended
	March 31,		December 31,		March 31,
	2006	2005	2005	2004	2006	2005
Alabama	25	24	25	23	—	1
Florida	40	14	35	1	5	13
Georgia	63	62	63	60	—	2
Illinois	86	3	15	1	71	2
Indiana	25	21	26	11	(1)	10
Mississippi	8	8	8	6	—	2
Missouri	20	14	19	14	1	—
Ohio	30	28	30	27	—	1
Pennsylvania	20	—	18	—	2	—
South Carolina	12	—	4	—	8	—
Tennessee	20	20	20	19	—	1
Texas	98	14	88	—	10	14

Total	447	208	351	162	96	46

					Change in Locations
					During the Nine Months
	Retail Locations as of		Retail Locations as of		Ended
	March 31,		June 30,		March 31,
	2006	2005	2005	2004	2006	2005
Alabama	25	24	25	21	—	3
Florida	40	14	20	—	20	14
Georgia	63	62	62	54	1	8
Illinois	86	3	5	—	81	3
Indiana	25	21	21	4	4	17
Mississippi	8	8	8	5	—	3
Missouri	20	14	14	10	6	4
Ohio	30	28	29	23	1	5
Pennsylvania	20	—	7	—	13	—
South Carolina	12	—	—	—	12	—
Tennessee	20	20	20	16	—	4
Texas	98	14	37	—	61	14

Total	447	208	248	133	199	75

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

	Three Months Ended March 31,		Nine Months Ended March 31,
Insurance Operations	2006	2005	2006	2005
	(in thousands)
Revenues:
Premiums earned	$55,147	$37,979	$142,717	$90,735
Commissions and fees	7,311	6,290	20,340	19,283
Transaction service fee	3,100	—	3,100	—
Ceding commissions from reinsurer	—	—	—	3,603
Investment income	1,271	676	3,262	1,531
Other gains	47	20	51	191

Total revenues	66,876	44,965	169,470	115,343

Expenses:
Losses and loss adjustments expenses	38,374	25,130	97,303	58,877
Operating expenses	21,046	12,176	52,774	34,115
Depreciation and amortization	346	442	779	1,598

Total expenses	59,766	37,748	150,856	94,590

Income before income taxes	$7,110	$7,217	$18,614	$20,753

	Three Months Ended March 31,		Nine Months Ended March 31,
Real Estate and Corporate	2006	2005	2006	2005
	(in thousands)
Revenues:
Gains on sales of foreclosed real estate	$2,817	$—	$3,638	$755
Investment income	375	430	699	924

Total revenues	3,192	430	4,337	1,679

Expenses:
Operating expenses	742	715	1,964	1,983
Stock-based compensation	72	84	418	236
Interest expense	457	69	457	208

Total expenses	1,271	868	2,839	2,427

Income (loss) before income taxes	$1,921	$(438)	$1,498	$(748)

     Our insurance operations derive revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through two insurance company subsidiaries, First Acceptance Insurance Company, Inc. (formerly known as USAuto Insurance Company, Inc.) and Village Auto Insurance Company, Inc. Our insurance operations revenues are primarily derived from:
•	premiums earned (which includes policy and renewal fees) from (i) sales of policies issued by our insurance company subsidiaries, net of the portion of those premiums that have been ceded to reinsurers, and (ii) the sales of policies issued by our managing general agency (“MGA”) subsidiaries that are assumed 100% by our insurance company subsidiaries through quota-share reinsurance;

•	fee income, which includes installment billing fees on policies written as well as fees for other ancillary services (principally a motor club product);

•	a transaction service fee for servicing the run-off business previously written by the Chicago agencies whose business we acquired (for the period from January 12, 2006 through December 31, 2006);

•	commission income paid by our reinsurer to us for ceded premiums (ceasing with the September 1, 2004 non-renewal of our quota-share reinsurance); and

•	investment income earned on the invested assets of the insurance company subsidiaries.
     The following table presents gross premiums earned by state and includes policies written by the insurance company subsidiaries and policies issued by our MGA subsidiaries on behalf of other insurance companies that are assumed by one of the insurance company subsidiaries through quota-share reinsurance. Prior to May 2005, we were not licensed to write insurance in Alabama and therefore one of our insurance companies assumed a percentage of the business written in Alabama through an MGA subsidiary. The assumed percentage was 50% through February 1, 2005, at which time it was increased to 100%. Since May 2005, all new Alabama business is written by one of our insurance company subsidiaries on a direct basis. Although we are licensed in Texas, we currently also write some business in Texas through the Texas county mutual insurance company system that is assumed 100% by one of the insurance company subsidiaries. For the months of July and August of 2004, we ceded 50% of our gross premiums earned to a reinsurer under a quota-share reinsurance agreement that was non-renewed effective September 1, 2004. Premiums ceded after September 1, 2004 reflect only the cost of catastrophic reinsurance. Effective April 14, 2006, we elected to not renew our catastrophic reinsurance.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Gross premiums earned:
Georgia	$17,409	$17,756	$51,481	$51,977
Florida	8,028	187	15,241	187
Alabama	7,426	6,897	21,357	19,484
Tennessee	6,082	6,688	18,293	19,495
Texas	5,025	2,161	10,327	2,161
Ohio	3,613	2,930	10,184	7,364
Illinois	2,196	36	2,574	47
Indiana	1,689	623	4,217	1,091
Missouri	1,409	1,124	3,866	2,954
Mississippi	1,355	1,210	3,833	3,184
Pennsylvania	612	—	1,055	—
South Carolina	331	—	365	—

Total gross premiums earned	55,175	39,612	142,793	107,944
Premiums ceded	(28)	(43)	(76)	(8,422)
Premiums not assumed	—	(1,590)	—	(8,787)

Total net premiums earned	$55,147	$37,979	$142,717	$90,735

     The following table presents the change in the total number of policies in force for the insurance operations for the periods presented. Policies in force increase as a result of new policies issued and decrease as a result of policies that cancel or expire and are not renewed.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Policies in force – beginning of period	132,861	94,273	119,422	91,385
Acquired	—	6,473	—	6,473
Net increase during period	54,187	21,617	67,626	24,505

Policies in force – end of period	187,048	122,363	187,048	122,363

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
     Expense Ratio — Expense ratio is the ratio (expressed as a percentage) of operating expenses to premiums earned. This is a measurement that illustrates relative management efficiency in administering our operations. We calculate this ratio on a net basis as a percentage of net premiums earned. Insurance operating expenses are reduced by fee income from insureds and ceding commissions received from our quota-share reinsurer as compensation for the costs we incurred in servicing this business on their behalf. (The expense ratio for fiscal 2005 excludes expenses and fee income related to incidental MGA operations. For fiscal 2006, operating expenses are reduced by the transaction service fee for servicing the run-off business previously written by the Chicago agencies whose business we acquired.)
     Combined Ratio — Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, an insurance company cannot be profitable without sufficient investment income. The following table presents the combined ratios for the insurance operations for the periods presented.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Loss and loss adjustment expense	69.6%	66.2%	68.2%	64.9%
Expense	19.3%	18.3%	20.6%	15.8%

Combined ratio	88.9%	84.5%	88.8%	80.7%

     The invested assets of the insurance operations are generally highly liquid and consist substantially of readily marketable, investment grade, municipal and corporate bonds and collateralized mortgage obligations. At March 31, 2006, approximately 14% of our fixed maturities portfolio was tax-exempt. All cash equivalents are taxable. Certain securities held are issued by political subdivisions in the states of Georgia and Tennessee, as these type of investments enable our insurance company subsidiaries to obtain premium tax credits. Investment income is composed primarily of interest earned on these securities, net of related investment expenses. Realized gains and losses on our investment portfolio may occur from time to time as changes are made to our holdings based upon changes in interest rates and changes in the credit quality of securities held.
     The non-standard personal automobile insurance industry is somewhat cyclical in nature. In the past, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. If new competitors enter this market, existing competitors may attempt to increase market share by lowering rates. Such conditions could lead to reduced prices, which would have a negative impact on our revenues and profitability. However, we believe that between 2002 and 2004, the underwriting results in the personal automobile insurance industry improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers. Rates and premium levels for non-standard automobile insurance stabilized or slightly increased during 2005 and thus far in 2006.

Three and Nine Months Ended March 31, 2006 Compared With Three and Nine Months Ended March 31, 2005
     Consolidated Results
     Net income for the three months ended March 31, 2006 was $5.9 million, compared to $4.4 million for the three months ended March 31, 2005. Net income per share was $0.12 on both a basic and diluted basis for the three months ended March 31, 2006 and $0.09 on both a basic and diluted basis for the three months ended March 31, 2005. Total revenues for the three months ended March 31, 2006 increased 54% from $45.4 million to $70.1 million over the same period last year.
     Net income for the nine months ended March 31, 2006 was $13.4 million, compared to $13.0 million for the nine months ended March 31, 2005. Net income per share was $0.28 on a basic basis and $0.27 on a diluted basis for both the nine months ended March 31, 2006 and 2005. Total revenues for the nine months ended March 31, 2006 increased 49% from $117.0 million to $173.8 million over the same period last year.
     The weighted average diluted shares outstanding for the nine months ended March 31, 2006 increased as a result of the issuance on January 1, 2005 of 750,000 contingent shares pursuant to the USAuto acquisition and shares for both periods increased as a result of the increase in the dilutive effect of stock options, primarily as a result of the increase in our average stock price when applying the Treasury Stock method.
     Net income per share for the three and nine months ended March 31, 2006 included gains on sales of foreclosed real estate held for sale of $0.04 and $0.05, respectively, on a fully-diluted basis as compared to $0.01 for the nine months ended March 31, 1005.
     Insurance Operations
     Income before income taxes was $7.1 million for the three months ended March 31, 2006, compared to $7.2 million for the three months ended March 31, 2005. Income before income taxes was $18.6 million for the nine months ended March 31, 2006 compared to $20.8 million for the nine months ended March 31, 2005.
     Total gross premiums earned (before the effects of reinsurance) increased by $15.6 million, or 39%, to $55.2 million for the three months ended March 31, 2006, from $39.6 million for the three months ended March 31, 2005. Such increases were due to the development of new stores in existing states as well as our expansion into new states. Of this increase, $7.8 million was attributable to the expansion of our business into Florida. Overall, the number of insured policies in force at March 31, 2006 increased 53% over the same date in 2005 from 122,363 to 187,048. At March 31, 2006, the number of operating retail locations (or “stores”) was 447 as compared to 208 stores at March 31, 2005.
     For the nine months ended March 31, 2006, total gross premiums earned (before the effects of reinsurance) increased by $34.9 million, or 32%, to $142.8 million from $107.9 million for the nine months ended March 31, 2005. Of this increase, $23.2 million was attributable to the expansion of our business into Florida and Texas.
     Net premiums earned increased 45% and 57%, respectively, for the three and nine month periods ended March 31, 2006, over the same periods last year. In addition to the increase in total gross premiums earned, net premiums earned also increased as a result of two changes involving reinsurance. Net premiums earned increased during both periods as a result of the change in the assumed reinsurance percentage for our Alabama business (written through other insurance companies) from 50% to 100% effective February 1, 2005. For the three and nine-month periods ended March 31, 2005, $1.6 million and $8.8 million, respectively, in premiums earned in Alabama were not assumed by us. We are now licensed in Alabama and, starting in May 2005, began writing all new policies in Alabama on a direct basis. As a result, in Alabama, we no longer incur the contractual costs associated with writing business through another insurance company. Net premiums earned for the nine months ended March 31, 2006 also increased as the result of eliminating our 50% quota share reinsurance effective September 1, 2004. This reinsurance was in effect for two of the nine months ended March 31, 2005 and resulted in an $8.4 million reduction in net premiums earned, which we ceded to the reinsurer.

     Commissions and fees declined as a percentage of net premiums earned during the three and nine-month periods ended March 31, 2006 compared to the prior year periods as a result of not renewing the quota share reinsurance and increasing the assumed reinsurance percentage for our Alabama business. Ceding commissions from our reinsurer were also eliminated with the non-renewal of the quota share reinsurance. Total revenues for the three months ended March 31, 2006 included a $3.1 million transaction service fee earned in connection with the Chicago acquisition for servicing the run-off business previously written by the Chicago agencies whose assets we acquired on January 12, 2006.
     Investment income increased primarily as a result of the increase in invested assets as a result of our growth. The weighted average investment yield for our fixed maturities portfolio was 5.10% at March 31, 2006 with an effective duration of 3.41 years. The yield for the comparable Lehman Brothers indices at March 31, 2006 was 5.14%.
     The loss and loss adjustment expense ratio increased to 69.6% for the three months ended March 31, 2006 from 66.2% for the three months ended March 31, 2005, and to 68.2% for the nine months ended March 31, 2006 from 64.9% for the nine months ended March 31, 2005. We did not experience any significant development for losses occurring in prior accident periods. The loss ratio for the three and nine months ended March 31, 2006 increased primarily as a result of higher loss ratios in our expansion states and from an increase in storm losses.
     Insurance operating expenses increased 72% to $21.0 million for the three months ended March 31, 2006 from $12.2 million for the three months ended March 31, 2005, and increased 55% to $52.8 million for the nine months ended March 31, 2006 from $34.1 million for the nine months ended March 31, 2005. These increases are primarily due to the addition of new retail locations (including those acquired in Chicago) and expenses (advertising, employee-agent compensation, rent and premium taxes) that vary along with the increase in net premiums earned.
     The expense ratio increased from 18.3% for the three months ended March 31, 2005 to 19.3% for the three months ended March 31, 2006, and increased from 15.8% for the nine months ended March 31, 2005 to 20.6% for the nine months ended March 31, 2006. The expense ratio for nine month period ended March 31, 2005 was positively impacted by an additional ceding commission of $1.7 million, which was recorded based upon the favorable loss experience during the last year of the quota share reinsurance which was non-renewed effective September 1, 2004. Operating expenses incurred for new retail locations also contributed to increases in the expense ratio for both the three and nine month periods ended March 31, 2006. In addition, the expense ratio increased as a result of declining fee income from ancillary products (which reduces expenses in calculating the expense ratio), and for the nine-month period comparison, the fact that this fee income was spread over a larger base of net premiums earned as a result of not renewing the quota share reinsurance.
     Overall, the combined ratio increased to 88.9% for the three months ended March 31, 2006 from 84.5% for the three months ended March 31, 2005, and to 88.8% for the nine months ended March 31, 2006 from 80.7% for the nine months ended March 31, 2005.
     Real Estate and Corporate
     Income before income taxes for the three months ended March 31, 2006 was $1.9 million versus a loss before income taxes of $0.4 million for the three months ended March 31, 2005. Income before income taxes for the nine months ended March 31, 2006 was $1.5 million versus a loss before income taxes of $0.7 million for the nine months ended March 31, 2005.
     The three and nine-month periods ended March 31, 2006 included gains on the sales of foreclosed real estate held for sale of $2.8 million and $3.6 million, respectively, as compared to $0.8 million for the nine months ended March 31, 2005. There were no gains for the three months ended March 31, 2005.
     Other operating expenses primarily include other general corporate overhead expenses. During the nine months ended March 31, 2006, we incurred severance costs of $0.4 million in connection with the resignation of the employment of our former Chief Financial Officer. In addition, for the three months ended March 31, 2006, $0.5 million of interest expense was incurred in connection with the borrowing related to the Chicago acquisition.
Liquidity and Capital Resources
     Our primary sources of funds are premiums, commission and fee income and investment income. Our primary uses of funds are the payment of claims and operating expenses. Operating activities for the nine months ended March 31, 2006 provided $39.6 million of cash, compared to $32.0 million provided in the same period in fiscal 2005. Net cash used by investing activities for the nine months ended March 31, 2006 was $48.4 million, as compared to $40.0 million in the same period in fiscal 2005. Both periods reflect net additions to our investment portfolio as a result of the increase in net premiums earned while the fiscal 2006 amount also includes the $29.8 million paid for the Chicago acquisition, net of tangible assets acquired. During the nine months ended March 31, 2006, we increased the statutory capital and surplus of the insurance company subsidiaries by $7.5 million to support additional premium writings. This capital contribution came from funds our holding company received from the insurance company subsidiaries through an intercompany tax allocation agreement under which the holding company was reimbursed for current tax benefits utilized through the recognition of tax net operating loss carryforwards. At March 31, 2006, we had $14.5 million available in unrestricted cash and investments outside of the insurance company subsidiaries. In April 2006, $6.9 million of this amount was used to pay principal and interest on our notes payable to banks.
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
Chicago Acquisition
     In order to gain a presence in the market, on January 12, 2006, we acquired certain assets (principally the trade names, customer lists and relationships and the lease rights to 72 retail locations) of two non-standard automobile agencies under common control in Chicago, Illinois for $30.0 million in cash. In addition, in accordance with the terms of the acquisition, we must pay the agencies up to $4 million in additional consideration if certain financial targets relating to the acquired business for the twelve months ending January 31, 2007 are reached. As a result of this acquisition, we are now writing business through First Acceptance Insurance Company, Inc. from these locations. We did not acquire any policies in force as part of the transaction. However, we are under contract to receive a transaction service fee from the agencies as compensation for servicing the run-off of the policies previously written by the agencies through other insurance companies. The total contract is for $5.0 million of which $3.1 million was earned during the three months ended March 31, 2006. The fee is being paid and earned in accordance with the estimated run-off of the number of policies being serviced.
     In connection with the acquisition, we concurrently entered into, and borrowed under, a credit agreement with two banks consisting of a $5 million revolving facility and a $25 million term loan facility, both maturing on June 30, 2010. Both facilities bear interest at LIBOR plus 175 basis points per annum. We entered into an interest rate swap agreement on January 17, 2006 that effectively fixed the interest rate on the term loan facility at 6.63% through June 30, 2010. The term loan facility is due in equal quarterly installments of $1.4 million, plus interest, beginning April 28, 2006 and ending April 30, 2010 with a final payment of $1.4 million due on June 30, 2010. Both facilities are secured by the common stock and certain assets of selected subsidiaries. The credit agreement contains certain financial covenants. At March 31, 2006, we were in compliance with all such covenants except for a covenant regarding net premiums written to surplus for which a waiver has been obtained.

     On April 28, 2006, we repaid the $5 million revolving facility out of current cash on hand.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have an exposure to interest rate risk relating to fixed maturity investments. Changes in market interest rates directly impact the market value of our fixed maturity securities. Some fixed income securities have call or prepayment options. This subjects us to reinvestment risk as issuers may call their securities, which could result in us reinvesting the proceeds at lower interest rates. We manage exposure to interest rate risks by adhering to specific guidelines in connection with our investment portfolio. We invest primarily in municipal and corporate bonds and collateralized mortgage obligations that have been rated “A” or better by Standard & Poors. At March 31, 2006, 86.3% of our investment portfolio was invested in securities rated “AA” or better by Standard & Poors, and 98.3% was invested in securities rated “A” or better by Standard & Poors. We have not recognized any other than temporary losses on our investment portfolio. We also utilize the services of a professional fixed income investment manager.
     As of March 31, 2006, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities portfolio would have resulted in an estimated decrease in fair value of 3.4%, or approximately $3.6 million. Conversely, as of the same date, the impact of an immediate 100 basis point decrease in market interest rates on our fixed maturities portfolio would have resulted in an estimated increase in fair value of 3.3%, or approximately $3.5 million.

     In connection with the January 12, 2006 Chicago acquisition, we entered into a new $30.0 million credit facility that includes a $25.0 million term loan facility and a $5.0 million revolving facility. Although we have effectively fixed the interest rate of the $25 million term loan facility through an interest rate swap agreement, we have interest rate risk with respect to the revolving facility which bears interest at a floating rate of LIBOR plus 175 basis points. All borrowings under the revolving facility were repaid on April 28, 2006.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s chief executive officer and acting chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2006. Based on that evaluation, the Company’s chief executive officer and acting chief financial officer have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
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

FIRST ACCEPTANCE CORPORATION
May 10, 2006	By:	/s/ Stephen J. Harrison
Stephen J. Harrison
Chief Executive Officer

May 10, 2006	By:	/s/ Michael J. Bodayle
Michael J. Bodayle
Acting Chief Financial Officer