Form 10-K
period 2006-06-30
FIRST ACCEPTANCE CORP /DE/
filed 2006-09-13
CIK 1017907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 001-12117
FIRST ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-1328153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3813 Green Hills Village Drive, Nashville, Tennessee	37215
(Address of principal executive offices)	(Zip Code)
(615) 844-2800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of exchange on which registered

Common Stock, $.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on December 31, 2005, was $175,622,852. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are the affiliates of the registrant.
          As of September 8, 2006, there were 47,534,763 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     All of the information called for by Part III of this report is incorporated by reference to the Definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, which will be held on November 9, 2006.

FIRST ACCEPTANCE CORPORATION

i

FIRST ACCEPTANCE CORPORATION
PART I
Item 1. Business
General
          First Acceptance Corporation (the “Company,” “we” or “us”) is a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. We currently write non-standard personal automobile insurance in 12 states and are licensed as an insurer in 13 additional states. Non-standard personal automobile insurance is made available to individuals who are categorized as “non-standard” because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type, and in most instances who are required by law to buy a minimum amount of automobile insurance. As of September 1, 2006, we leased and operated 458 retail locations, staffed by employee-agents. Our employee-agents exclusively sell insurance products either underwritten or serviced by us.
Acquisition of USAuto
          The Company was formed in April 1996 to effect the reorganization of our predecessor, Liberté Investors, Inc., a Massachusetts business trust (the “Trust”). Beginning in August 1996, we actively pursued opportunities to acquire one or more operating companies in order to increase value to our stockholders and to provide us with a new focus and direction. On April 30, 2004, we acquired USAuto Holdings, Inc. (“USAuto”), a retailer, servicer and underwriter of non-standard personal automobile insurance, which was formed in October 1995. Prior to the acquisition of USAuto, we owned foreclosed real estate held for sale in the form of undeveloped land, which was classified as non-earning. Since the acquisition, most of this land has been sold. We still own two parcels of land totaling approximately 16 acres in San Antonio, Texas with a book value of $0.1 million, which we continue to hold for sale. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Results of Operations – Overview” for disclosure of financial information with respect to our insurance operations and real estate and corporate activities business segments. In connection with the completion of the acquisition of USAuto, we changed our name from Liberté Investors, Inc. to First Acceptance Corporation and moved our principal executive offices from Dallas, Texas to Nashville, Tennessee. Following completion of the USAuto acquisition, Stephen J. Harrison, the president and chief executive officer of USAuto, became the president and chief executive officer of the Company.
Our Business Strategy
          We have grown as a provider of non-standard personal automobile insurance by adhering to a focused business model and disciplined execution of our operating strategy. Our business model for our insurance operations includes the following core strategies:
•	Integrated Operations. To meet the preference of our customers for convenient, personal service, we have integrated the retail distribution, underwriting and service functions of personal automobile insurance into one system. By doing so, we are able to provide prompt and personal service to meet effectively the insurance needs of our customers, while capturing revenue that would otherwise be shared with several participants under a traditional, non-integrated insurance business model. Our integrated model is supported by both point of sale agency and back office control systems.

•	Extensive Office Network. We emphasize the use of employee-agents as the cornerstone of our customer relationship. We believe our customers value face-to-face contact, speed of service and convenient locations. Consequently, we train our employee-agents to cultivate client relationships and utilize real-time service and information enabled by access to our intranet system. As of September 1, 2006, we leased and operated 458 retail sales offices staffed with our employee-agents and strategically located in geographic markets to reach and service our customers.

•	Favorable Customer Payment Plans. Our customers can initiate insurance coverage with a modest down payment. Any remaining premium is paid in monthly installments over the term of the policy. We believe this modest initial payment and favorable payment plan is a major factor in our success in meeting the market demand for low monthly insurance payments.

•	Strong Sales and Marketing. We build brand recognition and generate valuable sales leads through extensive use of television advertising, Yellow Pages® advertisements and a broad network of retail sales offices.

•	Efficient Technology Systems. We have developed technology systems that enable timely and efficient communication and data sharing among the various segments of our integrated operations. All of our retail sales office computers transmit information directly to our central processing computer where policy information, customer profiles, risk assessment and underwriting criteria are entered into our database.
Our Business Model
          We believe our success is largely due to our ability to identify and satisfy the needs of our target customers and eliminate many of the inefficiencies associated with a traditional automobile insurance model. Our senior executives have developed our business model by drawing on significant experience in the auto insurance industry. We are a vertically integrated business that acts as the agency, servicer and underwriter of non-standard personal automobile insurance. We own two insurance company subsidiaries: First Acceptance Insurance Company, Inc. (“FAIC”, formally known as USAuto Insurance Company, Inc.) and First Acceptance Insurance Company of Georgia, Inc. (“FAIC-GA”, formerly known as Village Auto Insurance Company, Inc.). Our retail locations are staffed by employee-agents who are connected to our intranet and exclusively sell insurance products underwritten by us. Our vertical integration, combined with our conveniently located retail locations, enables us to control the point of sale and to retain significant revenue that would otherwise be lost in a traditional, non-integrated insurance business model. We generate additional revenue by fully servicing our book of business, which often allows us to collect policy, billing and other fees.
          Our strategy is to offer customers automobile insurance with low down payments, competitive equal monthly payments, convenient locations and a high level of personal service. This strategy makes it easier for our customers to obtain automobile insurance, which is legally mandated in the states in which we currently operate. In addition, we accept customers for our insurance who have previously terminated coverage provided by us without imposing any additional requirements on such customers. Currently, our policy renewal rate (the percentage of policies that are renewed after completion of the full uninterrupted policy term) is approximately 35%, which, due to the payment patterns of our customers, is lower than the average renewal rate of standard personal automobile insurance providers. We are able to accept a low down payment because all business is processed through on-line access to our systems. Our model and systems processing allows us to issue policies efficiently and, when necessary, cancel them to minimize the potential for credit loss while adhering to regulatory cancellation notice requirements.
          In addition to a low down payment and competitive monthly rates, we offer customers valuable face-to-face contact and speed of service. Many of our customers prefer not to conduct business via the internet or over the telephone. Approximately 85% of our customers make their payments at our offices. For these consumers, our employee-agents are not only the face of our company, but also the preferred interface for buying insurance.
          Our ability to process business quickly and accurately gives us an advantage over more traditional insurance companies that produce business using independent agents. Our policies are issued at the point of sale, and applications are processed within two business days, as opposed to the two or more weeks that is often typical in the auto insurance industry. The traditional automobile insurance model typically involves interaction and paperwork exchange between the insurance company, independent agent and premium finance provider. This complicated interaction presents numerous opportunities for miscommunication, delays or lost information. Accordingly, we believe that some of our competitors who rely on the traditional model and independent agents cannot match our efficiency in serving our customer base.
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
Personal Automobile Insurance Market
          Personal automobile insurance is the largest line of property and casualty insurance in the United States. According to A.M. Best, for the year ended December 31, 2004, the total premiums paid in the non-standard automobile market segment in the United States was approximately $36 billion (up from $34 billion at December 31, 2003), representing approximately 22% of the total personal automobile insurance market. According to the Federal Highway Administration, there were approximately 237.2 million registered motor vehicles as of the end of 2004 (up from 236.8 million at December 31, 2003). Personal automobile insurance provides drivers with coverage for liability to others for bodily injury and property damage and for physical damage to the driver’s vehicle from collision and other perils. All but two states in the United States require drivers to buy a minimum amount of bodily injury and property damage insurance.
          The market for personal automobile insurance is generally divided into three product segments: non-standard, standard and preferred insurance. Non-standard personal automobile insurance is designed to be attractive to drivers who prefer to purchase only the minimum amount of coverage required by law or to minimize the required payment each payment period.
Our Products
          Our core business involves issuing automobile insurance policies to individuals who are categorized as “non-standard,” based primarily on their inability or unwillingness to obtain coverage from standard carriers due to various factors, including their need for monthly payment plans, failure to maintain continuous insurance coverage or driving record. We believe that a majority of our customers seek non-standard insurance due to their failure to maintain continuous coverage or their need for affordable monthly payments, rather than as a result of poor driving records. The majority of our customers purchase the minimum amount of coverage required by law.
          The average six-month premium on our policies currently in force is $654. We allow customers to pay for their insurance with an initial down payment and five equal monthly installments, which include a billing fee. We believe that our target customers prefer lower down payments and level monthly payments over the payment options traditionally offered by other non-standard providers. Because our proprietary technology enables us to control all aspects of servicing our insurance policies, we can generally cancel the policy of a customer who fails to make a payment, without incurring a credit loss, while remaining within the regulatory cancellation guidelines.
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
          In addition to non-standard personal automobile insurance, we also offer our customers optional products and policies that provide ancillary reimbursements and benefits in the event of an automobile accident. Those products and policies generally provide reimbursements for medical expenses and hospital stays as a result of injuries sustained in an automobile accident, automobile towing and rental, bail bond premiums and ambulance services.
Our Growth Strategy
          USAuto has experienced significant growth since its inception in 1995 in both total revenues and net income. We intend to continue this growth primarily through three strategies:

•	Increase the Number of Customers in Existing Geographic Markets. We intend to work to continue to increase the number of our customers through advertising campaigns and opening new retail sales offices in some of the states where we currently do business. We believe that the number of our customers will also increase as our recently-added sales offices continue to add new customers.

•	Expand into New Geographic Markets. We currently operate in 12 states and are licensed as an insurer in 13 additional states. We intend to expand into additional states through the opening of new sales offices and through selective acquisitions. During the fiscal year ended June 30, 2006, we began operating in South Carolina and opened 21 new sales offices.

•	Pursue Acquisitions of Local Agencies. We intend to selectively pursue acquisitions of local agencies who write non-standard automobile insurance for other insurance companies in our existing markets and in new markets. During 2006, we completed the acquisition of a local insurance agency operation in Chicago, Illinois and in 2005 we completed an acquisition in Texas.
          During our most recent fiscal year, we increased the number of our retail locations from 248 at July 1, 2005 to 460 at June 30, 2006 and our total policies in force increased 68% from 119,422 at July 1, 2005 to 200,401 at June 30, 2006.
Competition
          The non-standard personal automobile insurance business is highly competitive. Based upon data compiled from A.M. Best, we believe that, as of December 31, 2004, ten insurance groups accounted for about 71% of the approximately $36 billion non-standard personal automobile insurance market segment. We are not a member of these groups. We believe that our primary competition comes not only from national companies or their subsidiaries, but also from non-standard insurers and independent agents that operate in specific regions or states. We compete against other vertically integrated insurance companies and independent agencies that market insurance on behalf of a number of insurers. We compete with these other insurers on factors such as initial down payment, availability of monthly payment plans, price, customer service and claims service. We believe that our significant competitors are the Allstate insurance group, the Berkshire Hathaway insurance group (including GEICO), the Bristol West insurance group, the Direct General insurance group, the Infinity insurance group, the Progressive insurance group, and the State Farm insurance group.
Marketing and Distribution
          Our marketing strategy is based on promoting brand recognition of our product and encouraging prospective customers to visit one of our retail locations. Our advertising strategy combines low-cost television advertising with local print media advertising, such as the Yellow Pages®. We market our business under the name “Acceptance Insurance” in all areas except in the Chicago-area, where we use the names “Yale” and “Insurance Plus.”
          We primarily distribute our products through our retail sales offices. We believe the local office concept is attractive to most of our customers, as they desire face-to-face assistance they cannot receive via the internet or over the telephone. Our advertisements promote local phone numbers that are answered at either the local retail office or one of our regional customer service centers, which are located in Nashville, Tennessee, Chicago, Illinois, and Houston, Texas. We provide quotes over the telephone highlighting our low down payment and monthly payments, and direct prospective customers to the nearest local retail office to complete an application. The entire sales process can be completed at the local retail office where the down payment is collected and a policy issued. Future payments can be made either at the local office or mailed to our Nashville customer service center.
          During the fiscal year ended June 30, 2006, we derived approximately 96% of our total gross premiums earned from our retail locations. In select geographic areas in Tennessee, four independently-owned insurance agencies write non-standard insurance policies through our insurance company subsidiaries. Although these agencies operate under their own name and transact other insurance business, they write all of their non-standard automobile business through us using our technology system.

Underwriting and Pricing
          Our underwriting and rating systems are fully automated, including on-line driving records, where available. We believe that our automated underwriting and pricing controls provide a competitive advantage to us because these controls give us the ability to capture relevant pricing information, improve efficiencies, increase the accuracy and consistency of underwriting decisions and reduce training costs. Our controls can be changed easily on a state-by-state basis to reflect new rates and underwriting guidelines.
          We set premium rates based on the specific type of vehicle and the driver’s age, gender, marital status, driving experience and location. We review loss trends in each of the states in which we operate to identify changes in the frequency and severity of accidents and to assess the adequacy of our rates and underwriting standards. We adjust rates periodically, as necessary and as permitted by applicable regulatory authorities, to maintain or improve underwriting profit margins in each market.
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
          As of June 30, 2006, our claims operation had a staff of approximately 240 employees, including adjusters, appraisers, re-inspectors, special investigators and claims administrative personnel. We conduct our claims operations out of our Nashville office and through regional claims offices in Florida, Illinois and Texas. Our employees handle all claims from the initial report of the claim until the final settlement. We believe that directly employing claims personnel, rather than using independent contractors, results in improved customer service, lower loss payments and lower loss adjustment expenses. In territories where we do not believe a staff appraiser would be cost-effective, we utilize the services of independent appraisers to inspect physical damage to automobiles. The work of independent appraisers is supervised by regional staff appraisal managers.
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
Loss and Loss Adjustment Expense Reserves
          Automobile accidents generally result in insurance companies making payments to individuals or companies to compensate for physical damage to an automobile or other property and/or an injury to a person. Months and sometimes years may elapse between the occurrence of an accident, report of the accident to the insurer and payment of the claim. Insurers record a liability for estimates of losses that will be paid for accidents reported to them, which are referred to herein as case reserves. In addition, because accidents are not always reported promptly, insurers estimate an incurred but not reported, or IBNR, reserves to cover these expected losses.
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

          We believe that the liabilities that we have recorded for unpaid losses and loss adjustment expenses are adequate to cover the final net cost of losses and loss adjustment expenses incurred to date. We periodically review our methods of establishing case and IBNR reserves and update, if necessary, our estimates. Our internal actuarial staff, which includes a fully-credentialed actuary, performs quarterly comprehensive reviews of reserves and loss trends.
          The table below sets forth the year-end reserves since the acquisition of USAuto and the subsequent development of these reserves through June 30, 2006. The purpose of the table is to show a “cumulative deficiency or redundancy” for each year which represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. The top line of the table presents the net reserves at the balance sheet date for each of the years indicated. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported as of the end of each successive year with respect to those claims. The next portion of the table presents the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments since the end of the respective year. As more information becomes known about the payments and the frequency and severity of claims for individual years, the estimate changes accordingly. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves. Adverse loss development, which would be shown as a cumulative deficiency in the table, exists when the original reserve estimate is less than the re-estimated reserves. Information with respect to the cumulative development of gross reserves, without adjustment for the effect of reinsurance, also appears at the bottom portion of the table.
          In evaluating the information in the table below, you should note that each amount entered incorporates the cumulative effect of all changes in amounts entered for prior periods. You should also note that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future.

At June 30 (in thousands)	2004	2005	2006
Net liability for loss and loss adjustment expense reserves, originally estimated	$18,137	$39,289	$61,521
Cumulative amounts paid as of:
One year later	13,103	28,024
Two years later	16,579
Liability reestimated as of:
One year later	17,781	37,741
Two years later	17,244
Net cumulative redundancy (deficiency)	893	1,548

Gross liability – end of year	$30,434	$42,897	$62,822
Reinsurance recoverables	12,297	3,608	1,301

Net liability – end of year	$18,137	$39,289	$61,521

Gross re-estimated liability – latest	$29,441	$40,934
Reestimated reinsurance recoverables – latest	12,197	3,193

Net reestimated – latest	$17,244	$37,741

Gross cumulative redundancy (deficiency)	$993	$1,963

          At June 30, 2006, we had $62.8 million of loss and loss adjustment expense reserves, which included $35.2 million in IBNR reserves and $27.6 million in case reserves, all related to our non-standard personal automobile insurance business. Through September 1, 2004, we maintained quota-share reinsurance, the run-off of which resulted in a reinsurance recoverable of $1.3 million that resulted in a net loss and loss adjustment expenses reserve of $61.5 million at June 30, 2006. The $1.3 million reinsurance recoverable consisted of $.8 million of IBNR reserves and $.5 million of case reserves. For a reconciliation of net loss and loss adjustment expense reserves from the beginning to the end of the year for the last two fiscal years, see Note 11 to our consolidated financial statements.

          For the years ended June 30, 2006 and 2005, we experienced favorable net reserve development of $1.5 million and $0.4 million, respectively, which decreased our loss and loss adjustment expense reserves for prior accident years and increased our income before income taxes for the 2006 and 2005 fiscal years. We believe the favorable developments were attributable to the inherent uncertainty of the estimation process and were not the result of any individual factor.
          For the fiscal year ended June 30, 2006, our internal actuary assisted us in determining our loss and loss adjustment reserves. Development assumptions were based upon historical accident quarters. We analyzed our reserves separately for each type of coverage, by state and for loss and loss adjustment expense separately to determine our loss and loss adjustment expense reserves. To determine the best estimate, we reviewed the results of five estimation methods, including the incurred development method, the paid development method, the incurred Bornhuetter-Ferguson method, the paid Bornhuetter-Ferguson method, and the counts/averages method for each set of data. Each review developed a point estimate for a subset of our business. We did not prepare separate point estimates for our entire business using each of the estimation methods. In determining our loss and loss adjustment expenses reserves, we selected different estimation methods as appropriate for the various subsets of our business, and the method selected varied by coverage and by state, and considerations included the number and value of the case reserves for open claims, incurred and paid loss relativities, and suspected biases for each of the procedures. Other factors considered in establishing reserves include assumptions regarding loss frequency and loss severity. We believe assumptions regarding loss frequency are reliable because injured parties generally report their claims within a reasonably short period of time after an accident. Loss severity is more difficult to estimate because severity is affected by changes in underlying costs, including medical costs, jury verdicts and regulatory changes.
          Based upon the foregoing, our actuary calculated a single point estimate of our net loss and loss adjustment expense reserves as of June 30, 2006. We believe that estimate is the best estimate of our loss and loss adjustment expense reserves at June 30, 2006. The loss and loss adjustment expense reserves in our financial statements for the fiscal year ended June 30, 2006 are equal to the estimate determined by our actuary.
          We believe the estimate regarding changes in loss severity is the most significant factor impacting the IBNR estimate. We believe that a one percent (1%) increase or decrease over the expected change in loss severity is reasonably likely. A one percent (1%) increase over the expected change in loss severity would result in adverse development of net loss and loss adjustment reserve levels at June 30, 2006 of approximately $2.7 million. Conversely, a one percent (1%) decrease in the expected change in loss severity would result in favorable development of net loss and loss adjustment reserve levels at June 30, 2006 of approximately $2.7 million.
Reinsurance
          Reinsurance is an arrangement in which a company called a reinsurer agrees in a contract, often referred to as a treaty, to assume specified risks written by an insurance company, known as a ceding company, by paying the insurance company all or a portion of the insurance company’s losses arising under specified classes of insurance policies. Insurance companies like us can use reinsurance to reduce their exposures, to increase their underwriting capacity and to manage their capital more efficiently. Historically, USAuto relied on quota share reinsurance to maintain its exposure to loss at or below a level that was within the capacity of its capital resources. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business (for example, 50% of all losses arising from non-standard personal automobile insurance written in a particular state in a particular year) in exchange for a corresponding percentage of premiums, less a ceding commission as compensation for underwriting costs incurred by the ceding company.
          Historically, USAuto ceded a portion of its non-standard personal automobile insurance premiums and losses to unaffiliated reinsurers in accordance with these contracts. Through August 31, 2004, we had in place a quota share treaty whereby we ceded approximately 50% of the premiums written by our insurance company subsidiaries. Effective September 1, 2004, as a result of available liquidity to increase the statutory capital and surplus of our insurance company subsidiaries, we non-renewed our quota-share reinsurance treaty. In addition, to reduce exposure for certain catastrophic events, through April 14, 2006, we maintained excess-of-loss reinsurance coverage that provided us with coverage for losses up to $4 million less our retention of the first $1 million per event. Effective April 14, 2006, we elected to not renew this reinsurance.

          Prior to May 2005, our insurance company subsidiaries were not licensed in the State of Alabama and therefore, through quota-share reinsurance, we assumed a percentage of the premiums our managing general agency subsidiary wrote in Alabama on behalf of two other insurance companies. In May 2005, we obtained an insurance license in Alabama and began writing policies there on behalf of one of our insurance company subsidiaries. Although FAIC is licensed in Texas, some of our business there is currently written by a managing general agency subsidiary through a county mutual insurance company and is assumed by us through 100% quota-share reinsurance.
          At June 30, 2006, our reinsurance recoverables totaled $1.3 million, which reflects the run-off of the quota-share reinsurance. All reinsurance recoverables were unsecured and due from Transatlantic Reinsurance Company, a member of American International Group, Inc., which is rated “A+ (Superior)” by A.M. Best.
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
          Payment Processing. Most of our customers visit our sales offices at least once a month to make a payment on their policies. System-generated receipts are required for all payments collected in our sales offices. Our sales offices generate balancing reports at the end of each day, prepare bank deposit documents and transmit electronically all payment records to our Nashville office. Bank deposits are also made electronically through the use of check-imaging technology. Typically, payments are automatically applied to the applicable policies during the night following their collection in our sales offices. This results in fewer notices of intent to cancel being generated and fewer policies being cancelled that must be reinstated if a customer’s late payment is processed after cancellation. We believe that our payment processing methods reduce mailing costs and limit unwarranted policy cancellations.
Ratings
          On November 23, 2005, A.M. Best, which rates insurance companies based on factors of concern to policyholders, reaffirmed the ratings of our property and casualty insurance company subsidiaries at “B (Fair).” This rating is the seventh highest rating amongst a scale of 15 ratings, which currently range from “A++ (Superior)” to “F (In Liquidation).” Publications of A.M. Best indicate that the “B (Fair)” rating is assigned to those companies that in A.M. Best’s opinion have a fair ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders, and are not recommendations to potential or current investors to buy, sell or hold our common stock.
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
          Required Licensing. We and our subsidiaries operate under licenses issued by various state insurance authorities. Such licenses may be of perpetual duration or periodically renewable, provided we continue to meet applicable regulatory requirements. The licenses govern, among other things, the types of insurance coverages and products that may be offered in the licensing state. Such licenses are typically issued only after an appropriate application is filed and prescribed criteria are met. All of our licenses are in good standing. Currently, we hold property and liability insurance licenses in the following 25 states:

Alabama Arizona Arkansas Colorado Florida Georgia Illinois Indiana Iowa Kansas Kentucky Louisiana Mississippi	Missouri Nevada New Mexico Ohio Oklahoma Pennsylvania South Carolina Tennessee Texas Utah Virginia West Virginia
In addition, as required by our current operations, we hold managing general agency licenses in Alabama and Texas and motor club licenses in Alabama, Mississippi and Tennessee. To expand into a new state or offer a new line of insurance or other new product, we must apply for and obtain the appropriate licenses.

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
          Restrictions on Paying Dividends. In the future, we may need to rely on dividends from our insurance company subsidiaries to meet corporate cash requirements. State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s capital and surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Prior approval from state insurance regulatory authorities is generally required in order for an insurance company to declare and pay extraordinary dividends. The payment of ordinary dividends is limited by the amount of capital and surplus available to the insurer, as determined in accordance with state statutory accounting practices and other applicable limitations. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance company subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect. See Note 9 to our consolidated financial statements for a discussion of the ability of our insurance company subsidiaries to pay dividends.
          Regulation of Rates and Policy Forms. Most states in which our insurance company subsidiaries operate have insurance laws that require insurance companies to file premium rate schedules and policy or coverage forms for review and approval. In many cases, such rates and policy forms must be approved prior to use. State insurance regulators have broad discretion in judging whether an insurer’s rates are adequate, not excessive and not unfairly discriminatory. Generally, property and casualty insurers are unable to implement rate increases until they show that the costs associated with providing such coverage have increased. The speed at which an insurer can change rates in response to competition or increasing costs depends, in part, on the method by which the applicable state’s rating laws are administered. There are three basic rate administration systems: (i) the insurer must file and obtain regulatory approval of the new rate before using it; (ii) the insurer may begin using the new rate and immediately file it for regulatory review; or (iii) the insurer may begin using the new rate and file it within a specified period of time for regulatory review. Under all three rating systems, the state insurance regulators have the authority to disapprove the rate subsequent to its filing. Thus, insurers who begin using new rates before the rates are approved may be required to issue premium refunds or credits to policyholders if the new rates are ultimately deemed excessive and disapproved by the applicable state insurance authorities. In addition, in some states there has been pressure in the past years to reduce premium rates for automobile and other personal insurance or to limit how often an insurer may request increases for such rates. To the best of our knowledge, we are in compliance with all such applicable rate regulations.
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
          Licensing of Our Employee-Agents and Adjusters. All of our employees who sell, solicit or negotiate insurance are licensed, as required, by the state in which they work, for the applicable line or lines of insurance they offer. Our employee-agents generally must renew their licenses annually and complete a certain number of hours of continuing education. In certain states in which we operate, our insurance claims adjusters are also required to be licensed and are subject to annual continuing education requirements.
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
          Periodic Financial and Market Conduct Examinations. The state insurance departments that have jurisdiction over our insurance company subsidiaries conduct on-site visits and examinations of the insurers’ affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Typically, these examinations are conducted every three to five years. In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurers, insurance agencies and insurance adjusting companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination. FAIC has been examined by the Tennessee Department of Commerce and Insurance for financial condition through December 31, 2001 and for market conduct through December 31, 2003. FAIC-GA has been examined by the Georgia Department of Insurance through December 31, 2004. Neither one of our insurance company subsidiaries has ever been the subject of a target examination.
          Risk-Based Capital. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners, or “NAIC,” has adopted a formula and model law to implement risk-based capital, or “RBC,” requirements designed to assess the minimum amount of statutory capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. RBC is used to set capital requirements based on the size and degree of risk taken by the insurer and taking into account various risk factors such as asset risk, credit risk, underwriting risk, interest rate risk and other relevant business risks. The NAIC model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. At December 31, 2005, both of our insurance company subsidiaries maintained an RBC level that was in excess of an amount that would require any corrective actions on its part.
          RBC is a comprehensive financial analysis system affecting nearly all types of licensed insurers, including our insurance subsidiaries. It is designed to evaluate the relative financial condition of the insurer by application of a weighting formula to the company’s assets and its policyholder obligations. The key RBC calculation is to recast total surplus, after application of the RBC formula, in terms of an authorized control level RBC. Once the authorized control level RBC is determined, it is contrasted against the company’s total adjusted capital. A high multiple generally indicates stronger capitalization and financial strength, while a lower multiple reflects lesser capitalization and strength. Each state’s statutes also create certain RBC multiples at which either the company or the regulator must take action. For example, there are four defined RBC levels that trigger different regulatory events. The minimum RBC level is called the company action level RBC and is generally defined as the product of 2.0 and the company’s authorized control level RBC. The authorized control level RBC is a number determined under the risk-based capital formula in accordance with certain RBC instructions. Next is a regulatory action level RBC, which is defined as the product of 1.5 and the company’s authorized control level RBC. Below the regulatory action level RBC is the authorized control level RBC. Finally, there is a mandatory control level RBC, which means the product of 0.70 and the company’s authorized control level RBC.
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
     As of December 31, 2005, FAIC’s total adjusted capital was 2.1 times its authorized control level RBC, requiring no corrective action on FAIC’s part. As of December 31, 2005, FAIC-GA’s total adjusted capital was 3.4 times its authorized control level RBC, requiring no corrective action on FAIC-GA’s part.
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
     As of December 31, 2005, FAIC had four IRIS ratios outside the usual range and FAIC-GA had one IRIS ratio outside the usual range as follows:
•	FAIC had a ratio outside the usual range for high investment yield as the calculated yield was above 6.5%. The calculated yield was 12.5% and was inflated as a result of the inclusion of a dividend received during the year from FAIC-GA. Excluding this dividend, the calculated yield would have been 3.3% which is above the low end of the investment yield range of 3%.

•	Both had ratio results outside of the usual IRIS range for changes in net premiums written, which is plus or minus 33%. Net premiums written increased 114% and 34% for FAIC and FAIC-GA, respectively. In addition to the growth attributable to increased business, net premium writings for both companies increased as a result of the non-renewal of their quota-share reinsurance effective September 1, 2004.

•	FAIC had ratios outside of the usual IRIS range for both the gross and net changes in capital and surplus, which are plus or minus 50% and 25%, respectively. FAIC increased its gross and net capital and surplus by 110% and 68%, respectively, primarily through capital contributions to support its premium growth. The net change in capital and surplus excludes amounts that are paid in.
     These IRIS results were provided to regulators on February 23, 2006. Since that date, no regulatory action has been taken, nor is any such action anticipated.
Employees
     As of June 30, 2006, we had approximately 1,225 employees. Our employees are not covered by any collective bargaining agreements.

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
Internet Website
     The Company maintains an internet website at the following address: www.firstacceptancecorp.com. The information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.
Item 1A.
Risk Factors
Our ability to use net operating loss carryforwards to reduce future tax payments may be limited.
     Based on our calculations and in accordance with the rules stated in the Internal Revenue Code of 1986, as amended (the “Code”), we do not believe that any “ownership change,” as described in the following paragraph and as defined in Section 382 of the Code, has occurred with respect to our net operating losses, or “NOLs,” and accordingly we believe that there is no existing annual limitation under Section 382 of the Code on our ability to use NOLs to reduce our future taxable income. We did not obtain, and currently do not plan to obtain, an IRS ruling or opinion of counsel regarding either of these conclusions.
     Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership of our total capital stock by more than 50 percentage points in any three-year period. If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount (the “Section 382 limitation”) equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service. In the event of an ownership change, NOLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such excess NOLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. Regardless of whether an ownership change occurs, the carryforward period for NOLs is either 15 or 20 years from the year in which the losses giving rise to the NOLs were incurred, depending on when those losses were incurred. The earliest losses that gave rise to our remaining NOLs were incurred in 1992 and will expire in 2007. The most recent losses that gave rise to our NOLs were incurred in 2003 and will expire in 2023. If the carryforward period for any NOL were to expire before that NOL had been fully utilized, the use of the unutilized portion of that NOL would be permanently prohibited. Our use of new NOLs arising after the date of an ownership change would not be affected by the Section 382 limitation, unless there were another ownership change after those new NOLs arose.
     It is impossible for us to state that an ownership change will not occur in the future. In addition, limitations imposed by Code Section 382 and the restrictions contained in our certificate of incorporation may limit our ability to issue additional stock to raise capital or acquire businesses. To the extent not prohibited by our certificate of incorporation, we may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change.

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
The loss of our President and Chief Executive Officer, Stephen J. Harrison, could negatively affect our ability to conduct our business efficiently and could lead to loss of customers.
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
     The non-standard personal automobile insurance business is highly competitive. We believe that our primary insurance company competition comes not only from national insurance companies or their subsidiaries, but also from non-standard insurers and independent agents that operate in a specific region or single state in which we also operate. We believe that our significant competitors are the Allstate insurance group, the Berkshire Hathaway insurance group (including GEICO), the Bristol West insurance group, the Direct General insurance group, the Infinity insurance group, the Progressive insurance group, and the State Farm insurance group. Some of our competitors have substantially greater financial and other resources than us, and they may offer a broader range of products or competing products at lower prices. Our revenues, profitability and financial condition could be materially adversely affected if we are required to decrease or are unable to increase prices to stay competitive or if we do not successfully retain our current customers and attract new customers.
Our business may be adversely affected by negative developments in the states in which we operate.
     We currently operate in 12 states located primarily in the Southeastern and Midwestern United States. For the year ended June 30, 2006, approximately 33% of our gross premiums earned were generated from non-standard personal automobile insurance policies written in Georgia. Our revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in the states in which we operate. Changes in any of these conditions could make it more costly or difficult for us to conduct business. Adverse regulatory developments, which could include reductions in the maximum rates permitted to be charged, restrictions on rate increases or fundamental changes to the design or implementation of the automobile insurance regulatory framework, could reduce our revenues, increase our expenses or otherwise have a material adverse effect on our results of operations and financial condition. In addition, these developments could have a greater effect on us, as compared with more diversified insurers that also sell other types of automobile insurance products, write other additional lines of insurance coverages or whose premiums are not as concentrated in a single line of insurance.
Our business may be adversely affected by negative developments in the non-standard personal automobile insurance industry.
     Substantially all of our gross premiums written are generated from sales of non-standard personal automobile insurance policies. As a result of our concentration in this line of business, negative developments in the economic, competitive or regulatory conditions affecting the non-standard personal automobile insurance industry could reduce our revenues, increase our expenses or otherwise have a material adverse effect on our results of operations and financial condition. In addition, these developments could have a greater effect on us compared with more diversified insurers that also sell other types of automobile insurance products or write other additional lines of insurance.
Our results may fluctuate as a result of cyclical changes in the personal automobile insurance industry.
     The non-standard personal automobile insurance industry is cyclical in nature. In the past, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. If new competitors enter this market, existing competitors may attempt to increase market share by lowering rates. Such conditions could lead to reduced prices, which would negatively impact our revenues and profitability. However, we believe that between 2002 and 2005, the underwriting results in the personal automobile insurance industry improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers. Thus far in 2006, we have witnessed a stabilization or slight reduction in premiums and rates across most states. Given the cyclical nature of the industry, current favorable pricing and competitive conditions may change, which may cause us to reduce rates or to lose customers.
Our investment portfolio may suffer reduced returns or losses, which could reduce our profitability.
     Our results of operations depend, in part, on the performance of our invested assets. As of June 30, 2006, substantially all of our investment portfolio was invested either directly or indirectly in debt securities, primarily in liquid state, municipal, corporate and federal government bonds and collateralized mortgage obligations. Fluctuations in interest rates affect our returns on, and the fair value of, debt securities. Unrealized gains and losses on debt securities are recognized in other comprehensive income and increase or decrease our stockholders’ equity. As of June 30, 2006, the amortized cost of our investment portfolio exceeded the fair value by $3.5 million. An increase in interest rates could further reduce the fair value of our investments in debt securities. As of June 30, 2006, the impact of an immediate 100 basis point increase in market interest rates on our debt securities portfolio would have resulted in an estimated decrease in fair value of 3.5%, or approximately $4.5 million. In addition, defaults by third parties who fail to pay or perform obligations could reduce our investment income and could also result in investment losses to our portfolio.
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
     Our future growth plans include expanding into new states by opening new sales offices, acquiring the business and assets of local agencies and possibly introducing additional insurance products. In order to grow our business successfully, we must apply for and maintain necessary licenses, properly design and price our products and identify, hire and train new claims, underwriting and sales employees. In this regard, we currently have applications for licenses to conduct insurance business pending in other states but cannot state with certainty if any or all such applications will be approved. Our expansion will also place significant demands on our management, operations, systems, accounting, internal controls and financial resources. If we fail to do any of one of these well, we may not be able to expand our business successfully. Even if we successfully complete an acquisition, we face the risk that we may acquire business in states in which market and other conditions may not be favorable to us. Any failure by us to manage growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.
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
          Failure to meet applicable risk-based capital requirements or minimum statutory capital and surplus requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Any changes in existing RBC requirements or minimum statutory capital and surplus requirements may require our insurance company subsidiaries to increase their statutory capital and surplus levels, which they may be unable to do. As of December 31, 2005, each of our insurance company subsidiaries maintained an RBC level in excess of an amount that would require any corrective actions.
          State regulators also screen and analyze the financial condition of insurance companies using the NAIC Insurance Regulatory Information System, or IRIS. As part of IRIS, the NAIC database generates key financial ratio results obtained from an insurer’s annual statutory statements. A ratio result falling outside the usual range of IRIS ratios may result in further examination by a state regulator to determine if corrective action is necessary. As of December 31, 2005, each of our insurance company subsidiaries had IRIS ratios outside the usual ranges, but no regulatory authority has informed the insurance company subsidiaries that it intends to conduct a further examination of their financial condition. We cannot assure you that regulatory authorities will not conduct any such examination of the financial condition of our insurance company subsidiaries, or of the outcome of any such investigation. See “Business – Regulatory Environment.”
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
     Among other things, regulation and supervision of us and our subsidiaries extends to:
     Required Licensing. We and our subsidiaries operate under licenses issued by various state insurance authorities. These licenses govern, among other things, the types of insurance coverages, agency and claims services and motor club products that we and our subsidiaries may offer consumers in the particular state. Such licenses typically are issued only after the filing of an appropriate application and the satisfaction of prescribed criteria. In addition, the licensing procedures of the states in which we and our subsidiaries operate differ somewhat from state-

to-state. We and our subsidiaries must determine which licenses, if any, are required in a particular state and apply for and obtain the appropriate licenses before we can implement any plan to expand into a new state or offer a new line of insurance or other new product. If a regulatory authority denies or delays granting such new license, our ability to enter new markets quickly or offer new products can be substantially impaired.
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
          In addition, under our certificate of incorporation, we may issue shares of preferred stock on terms that are unfavorable to the holders of our common stock. The issuance of shares of preferred stock could also prevent or inhibit a third party from acquiring us. The existence of these provisions could depress the price of our common stock, could delay or prevent a takeover attempt or could prevent attempts to replace or remove incumbent management.
Item 1B. Unresolved Staff Comments
     None.
Executive Officers of the Registrant
          Pursuant to General Instruction G(3) of Form 10-K, the following information regarding our executive officers is included in Part I of this Annual Report on Form 10-K in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 9, 2006.
          The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Stephen J. Harrison	54	President and Chief Executive Officer
Thomas M. Harrison, Jr.	56	Executive Vice President and Secretary
Michael J. Bodayle	50	Acting Chief Financial Officer and Chief Financial Officer — Insurance Company Operations
William R. Pentecost	48	Chief Information Officer
Randy L. Reed	50	Senior Vice President — Sales and Marketing
James R. Dickson	40	Senior Vice President — Claims
          Stephen J. Harrison has served as President and Chief Executive Officer of the Company since April 2004. Mr. Harrison co-founded FAIC, USAuto’s predecessor company, in 1995 and has served as President and Chief Executive Officer of USAuto since USAuto’s inception. He has over 30 years experience in insurance and related industries, including automobile insurance and insurance agency operations. From 1974 to 1991, he served in various capacities with the Harrison Insurance Agency, a family-owned multi-line insurance agency. From 1991 to 1993, Mr. Harrison served as President of Direct Insurance Company, a non-standard automobile insurance company. Mr. Harrison is the brother of Thomas M. Harrison, Jr., who is Executive Vice President and Secretary of the Company.
          Thomas M. Harrison, Jr. has served as Executive Vice President and Secretary of the Company since April 2004. Mr. Harrison co-founded FAIC, USAuto’s predecessor company, in 1995 and has served as Vice President and Secretary of USAuto since USAuto’s inception. He has over 30 years experience in insurance and related industries, including automobile insurance and insurance agency operations. From 1976 to 1995, Mr. Harrison served in various capacities with the Harrison Insurance Agency, a family-owned multi-line insurance agency. Mr. Harrison is the brother of Stephen J. Harrison, who is President and Chief Executive Officer of the Company.
          Michael J. Bodayle has served as Chief Financial Officer — Insurance Company Operations of the Company since April 2004 and has been the Acting Chief Financial Officer since November 2005. Mr. Bodayle has been Treasurer and Chief Financial Officer of the insurance company subsidiaries since March 2004 and had served as USAuto’s Treasurer and Chief Financial Officer since July 1998. He has over 25 years of experience focused primarily in the insurance industry, which includes auditing, financial reporting and insurance agency operations. He has over seven years of public accounting experience and was formerly a Senior Audit Manager with Peat, Marwick, Main (now known as KPMG) from 1980 to 1985. From 1985 until 1996, Mr. Bodayle was Treasurer and Chief Financial Officer for Titan Holdings, Inc., a publicly-traded insurance holding company.
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
Item 2. Properties
          Our principal executive offices are located in approximately 44,000 square feet of office space located at 3813 Green Hills Village Drive, Nashville, Tennessee, which we occupy pursuant to a lease agreement expiring December 31, 2011. We lease approximately 8,000 additional square feet at an adjacent location. We also lease office space in Chicago, Illinois, Tampa, Florida and Irving, Texas for our regional claims offices and in Chicago, Illinois and Houston, Texas for our regional customer service centers. Our retail locations are all leased and typically are located in storefronts in retail shopping centers, and each location typically contains less than 1,000 square feet of space. The leases for our retail locations are generally for a term of less than three years.
Item 3. Legal Proceedings
          We and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business, including those which arise out of or are related to the handling of claims made in connection with our insurance policies. The plaintiffs in some of these lawsuits have alleged bad faith or extracontractual damages, and some have sought punitive damages or class action status.
Item 4. Submission of Matters to a Vote of Security Holders
          ` There were no matters subject to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Trading Prices
     Our common stock is currently quoted on the New York Stock Exchange under the symbol “FAC.” The following table sets forth quarterly high and low bid prices for our common stock for the periods indicated based upon quotations periodically published on the New York Stock Exchange. All price quotations represent prices between dealers, without accounting for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	Price Range
	High	Low
Year Ended June 30, 2005
First Quarter	$7.45	$5.83
Second Quarter	9.08	7.01
Third Quarter	10.95	8.60
Fourth Quarter	10.85	8.23

Year Ended June 30, 2006
First Quarter	$10.37	$8.77
Second Quarter	10.66	9.59
Third Quarter	13.34	10.06
Fourth Quarter	13.40	10.95
     According to the records of our transfer agent, there were 560 holders of record of our common stock on September 8, 2006, including record holders such as banks and brokerage firms who hold shares for beneficial holders, and 47,534,763 shares of our common stock were outstanding.
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

Item 6. Selected Financial Data
     The following tables provide selected historical consolidated financial and operating data of the Company as of the dates and for the periods indicated. In conjunction with the data provided in the following tables and in order to more fully understand our historical consolidated financial and operating data, you should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included in this report. We derived our selected historical consolidated financial data as of June 30, 2006 and 2005 and for the years ended June 30, 2006, 2005, and 2004 from our audited consolidated financial statements included in this report. We derived our selected historical consolidated financial data as of June 30, 2004, 2003 and 2002 and for the years ended June 30, 2003 and 2002 from our audited consolidated financial statements not included in this report. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.
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

	Year Ended June 30,
				Proforma		Proforma
			Actual	2004	Actual	2003
	2006	2005	2004	(unaudited)	2003	(unaudited)	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Premiums earned	$206,754	$132,347	$11,728	$57,716	$—	$38,353	$—
Commissions and fees	28,774	27,151	4,401	26,275	—	33,462	—
Transaction service fee	4,150	—	—	—	—	—	—
Ceding commissions from reinsurer	—	2,975	1,925	10,674	—	6,952	—
Gains on sales of foreclosed real estate	3,638	755	4,147	4,147	233	233	139
Investment income	5,762	3,353	958	1,431	1,098	1,289	1,335
Other	(76)	214	(6)	80	—	148	—

Total revenues	249,002	166,795	23,153	100,323	1,331	80,437	1,474

Expenses:
Losses and loss adjustment expenses	140,845	87,493	7,167	36,616	—	25,905	—
Insurance operating expenses	75,773	49,921	7,194	41,142	—	35,962	—
Other operating expenses	2,494	2,775	6,235	2,278	2,637	1,648	988
Stock-based compensation	500	332	7,850	—	546	—	—
Depreciation and amortization	1,463	1,920	648	1,366	10	1,954	6
Interest expense	898	351	44	318	—	29	—

Total expenses	221,973	142,792	29,138	81,720	3,193	65,498	994

Income (loss) before income taxes	27,029	24,003	(5,985)	18,603	(1,862)	14,939	480
Income tax expense (benefit) (1)	(1,039)	(2,153)	(2,189)	6,983	—	5,844	—

Net income (loss)	$28,068	$26,156	$(3,796)	$11,620	$(1,862)	$9,095	$480

Basic net income (loss) per share	$0.59	$0.56	$(0.15)	$0.25	$(0.09)	$0.20	$0.02
Diluted net income (loss) per share	$0.57	$0.53	$(0.15)	$0.24	$(0.09)	$0.19	$0.02
Weighted average basic shares	47,487	47,055	24,965	46,405	20,420	46,229	20,256
Weighted average diluted shares	49,576	48,989	24,965	47,883	20,420	46,985	20,256
Cash dividend declared per share of common stock	$—	$—	$—	$—	$—	$—	$0.006

	June 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Balance Sheet Data:
Fixed maturities, available for sale	$127,828	$74,840	$33,243	$—	$—
Cash, cash equivalents and other invested assets	31,534	35,682	38,352	56,847	56,510
Foreclosed real estate held for sale	87	961	1,108	1,594	2,175
Deferred tax asset	48,068	48,106	45,493	—	—
Goodwill and identifiable intangible assets	143,870	112,704	102,914	—	—
Total assets	434,306	330,722	285,667	59,053	58,919
Loss and loss adjustment expense reserves	62,822	42,897	30,434	—	—
Unearned premiums	76,117	47,752	33,433	—	—
Notes payable and capitalized lease obligations	24,026	—	4,000	—	—
Total liabilities	180,883	102,393	91,441	978	528
Total stockholders’ equity	253,423	228,329	194,226	58,075	58,391

Book value per share	$5.33	$4.81	$4.17	$2.82	$2.88

(1)	The income tax benefit for the years ended June 30, 2006 and 2005 include decreases in the valuation allowance for the deferred tax asset of $10,540 and $10,594, respectively. There was no income tax expense (benefit) recorded for the years presented prior to the year ended June 30, 2004 because we had NOLs available to offset federal taxable income for which a full valuation allowance had been established. For these years, the benefit resulting from the utilization of NOLs directly offsets federal income taxes that would have otherwise been payable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the caption “Risk Factors.”
General
          We are principally a retailer, servicer and underwriter of non-standard personal automobile insurance, based in Nashville, Tennessee. Non-standard personal automobile insurance is made available to individuals who are categorized as “non-standard” because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type. Generally, our customers are required by law to buy a minimum amount of automobile insurance.
          Prior to our April 30, 2004 acquisition of USAuto Holdings, Inc., we were engaged in pursuing opportunities to acquire one or more operating companies. In addition, we marketed for sale a portfolio of foreclosed real estate. We will continue to market the remaining real estate held, consisting of two tracts of land in San Antonio, Texas, and will attempt to sell it on a basis that provides us with the best economic return. We do not anticipate any new investments in real estate.
          As of September 1, 2006, we leased and operated 458 retail locations, staffed by employee-agents. Our employee-agents exclusively sell insurance products either underwritten or serviced by us. As of June 30, 2006, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states.
          The following table shows the changes in the number of our retail locations for the periods presented. Retail location counts are based upon the date that a location commenced writing business. In prior years, we had previously reported this information based upon the date that a location was leased and first incurred operating expenses. Count information for all prior periods presented has been restated to conform to the current period’s method of presentation. Under the prior basis of presentation, we would have reported a total of 468 locations leased at June 30, 2006.

	Year Ended June 30,
	2006	2005
Retail locations – beginning of year	248	133
Opened	149	101
Acquired	72	15
Closed	(9)	(1)

Retail locations – end of year	460	248

          The following table shows the breakdown of our retail locations by state for the periods presented.

	Retail Locations as of			Change in Locations
	June 30,			Year Ended June 30,
	2006	2005	2004	2006	2005
Alabama	25	25	21	—	4
Florida	39	20	—	19	20
Georgia	63	62	54	1	8
Illinois	86	5	—	81	5
Indiana	26	21	4	5	17
Mississippi	8	8	5	—	3
Missouri	18	14	10	4	4
Ohio	30	29	23	1	6
Pennsylvania	25	7	—	18	7
South Carolina	21	—	—	21	—
Tennessee	20	20	16	—	4
Texas	99	37	—	62	37

Total	460	248	133	212	115

          Our consolidated financial statements now vary in important respects from our historical consolidated financial statements due to the acquisition of USAuto. For the year ended June 30, 2004, the recorded financial results reflect twelve months of our previous operations, but only the two months of results of the insurance operations following the April 30, 2004 acquisition date. The years ended June 30, 2006 and 2005 reflect the results from our insurance operations for the full year periods.
          The acquisition of USAuto was accounted for using the purchase method of accounting. The consideration consisted of $76.0 million in cash, 13,250,000 shares of our common stock issued at closing and 750,000 shares issued in 2005 upon the attainment of certain financial targets. The aggregate purchase price of $166.8 million was allocated to the tangible and intangible assets acquired and the liabilities assumed based upon their respective fair values as of the date of the acquisition. Total goodwill and identifiable intangible assets recorded from the acquisition were $110.0 million, which was net of a $41.3 million reduction in our deferred tax allowance based upon our projections of USAuto’s future taxable income.
          We have also since acquired certain assets of insurance agencies operating in Texas and Chicago, Illinois and now write business in these areas through company-operated retail locations. These assets were acquired for a total of $34.2 million in cash and resulted in total goodwill and identifiable intangible assets of $33.9 million.
          Our results for the year ended June 30, 2004 included expenses that have been discontinued as a result of the acquisition of USAuto. These principally consisted of compensation to employees who were terminated in connection with the acquisition. However, the subsequent periods include, as will future periods, the cost of the advisory services agreement with an entity controlled by Donald J. Edwards, one of our directors and our former President and Chief Executive Officer, as described in Note 18 to our consolidated financial statements. These items have been incorporated into the presentation of pro forma operating results for the year ended June 30, 2004, which assumes that the acquisition of USAuto occurred on July 1, 2003.
Consolidated Results of Operations
          Overview
          Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of foreclosed real estate held for sale, interest expense associated with debt, other general corporate overhead expenses and acquisition activities prior to the USAuto acquisition in April 2004.
          The years ended June 30, 2006 and 2005 reflect the results of our insurance operations for the full year periods, while the year ended June 30, 2004 reflects the results of our acquisition activities and the real estate operations for the full year, and the results of our insurance operations for the two months following the date of the USAuto acquisition. In addition to the actual results, we also discuss pro forma operating results for the year ended June 30, 2004 that assume that the USAuto acquisition occurred on July 1, 2003.

          The following tables show the results of operations for our insurance operations and real estate and corporate segments for the periods presented:

				Proforma
	Actual			(unaudited)
	Year Ended June 30,			Year Ended June 30,
	2006	2005	2004	2004
Insurance Operations		(in thousands)
Revenues:
Premiums earned	$206,754	$132,347	$11,728	$57,716
Commissions and fees	28,774	27,151	4,401	26,275
Transaction service fee	4,150	—	—	—
Ceding commissions from reinsurer	—	2,975	1,925	10,674
Investment income	4,955	2,287	180	1,007
Other gains (losses)	(76)	214	(6)	80

Total revenues	244,557	164,974	18,228	95,752

Expenses:
Losses and loss adjustment expenses	140,845	87,493	7,167	36,616
Operating expenses	75,773	49,921	7,194	41,142
Depreciation and amortization	1,463	1,920	608	1,366

Total expenses	218,081	139,334	14,969	79,124

Income before income taxes	$26,476	$25,640	$3,259	$16,628

				Proforma
	Actual			(unaudited)
	Year Ended June 30,			Year Ended June 30,
	2006	2005	2004	2004
Real Estate and Corporate	(in thousands)
Revenues:
Gains on sales of foreclosed real estate	$3,638	$755	$4,147	$4,147
Investment income	807	1,066	778	424

Total revenues	4,445	1,821	4,925	4,571

Expenses:
Operating expenses	2,494	2,775	6,235	2,278
Stock-based compensation	500	332	7,850	—
Depreciation	—	—	40	—
Interest expense	898	351	44	318

Total expenses	3,892	3,458	14,169	2,596

Income (loss) before income taxes	$553	$(1,637)	$(9,244)	$1,975

          Our insurance operations derive revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through two insurance company subsidiaries, First Acceptance Insurance Company, Inc. (formerly known as USAuto Insurance Company, Inc.) and First Acceptance Insurance Company of Georgia, Inc. (formerly known as Village Auto Insurance Company, Inc.). Our insurance operations revenues are primarily derived from:
•	premiums earned, including policy and renewal fees, from (i) sales of policies issued by our insurance company subsidiaries, net of the portion of those premiums ceded to reinsurers, and (ii) the sales of policies issued by our managing general agency (“MGA”) subsidiaries that are assumed 100% by our insurance company subsidiaries through quota-share reinsurance;

•	fee income, including installment billing fees on policies written as well as fees for other ancillary services (principally a motor club product);

•	a transaction service fee for servicing the run-off business previously written by the Chicago agencies whose business we acquired (for the period from January 12, 2006 through December 31, 2006);

•	commission income paid by our reinsurer to us for ceded premiums (ceasing with the September 1, 2004 non-renewal of our quota-share reinsurance); and

•	investment income earned on the invested assets of the insurance company subsidiaries.

          The following table presents gross premiums earned by state and includes policies written by the insurance company subsidiaries and policies issued by our MGA subsidiaries on behalf of other insurance companies that are assumed by one of the insurance company subsidiaries through quota-share reinsurance. Prior to May 2005, we were not licensed to write insurance in Alabama and therefore one of our insurance companies assumed a percentage of the business written in Alabama through an MGA subsidiary. The assumed percentage was 15% through February 1, 2004, 50% from February 1, 2004 through February 1, 2005, and 100% following February 1, 2005. Since May 2005, all new Alabama business has been written by one of our insurance company subsidiaries on a direct basis. Although we are licensed in Texas, we currently write some business in Texas through the Texas county mutual insurance company system that is assumed 100% by one of the insurance company subsidiaries. For the year ended June 30, 2004 and for the months of July and August of 2004, we ceded 50% of our gross premiums earned to a reinsurer under a quota-share reinsurance agreement that was non-renewed effective September 1, 2004. Premiums ceded after September 1, 2004 reflect only the cost of catastrophic reinsurance. Effective April 14, 2006, we elected to not renew our catastrophic reinsurance.

				Pro forma
	Actual			(unaudited)
	Year Ended June 30,			Year Ended June 30,
	2006	2005	2004	2004
Gross premiums earned::
Georgia	$68,948	$69,806	$11,419	$65,496
Alabama	28,952	26,610	4,331	24,219
Florida	26,327	1,181	—	—
Tennessee	24,387	26,205	4,460	25,387
Texas	16,579	4,569	—	—
Ohio	14,046	10,703	1,250	5,789
Illinois	7,680	112	—	—
Indiana	6,163	2,032	23	25
Missouri	5,332	4,193	587	3,125
Mississippi	5,187	4,431	680	3,822
Pennsylvania	1,996	24	—	—
South Carolina	1,238	—	—	—

Total gross premiums earned	206,835	149,866	22,750	$127,863
Premiums ceded	(81)	(8,732)	(8,459)	(44,365)
Premiums not assumed	—	(8,787)	(2,563)	(25,782)

Total net premiums earned	$206,754	$132,347	$11,728	$57,716

          The following table presents the change in the total number of policies in force for the insurance operations for the periods presented. Policies in force increase as a result of new policies issued and decrease as a result of policies that cancel or expire and are not renewed.

	Year Ended June 30,
	Actual		Pro forma
	2006	2005	2004
Policies in force – beginning of period	119,422	91,385	87,014
Acquired	—	6,473	—
Net increase during period	80,979	21,564	4,371

Policies in force – end of period	200,401	119,422	91,385

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
          Expense Ratio — Expense ratio is the ratio (expressed as a percentage) of operating expenses to premiums earned. This is a measurement that illustrates relative management efficiency in administering our operations. We calculate this ratio on a net basis as a percentage of net premiums earned. Insurance operating expenses are reduced by fee income from insureds and ceding commissions received from our quota-share reinsurer as compensation for the costs we incurred in servicing this business on their behalf. Our expense ratios for fiscal 2005 and 2004 exclude expenses and fee income related to incidental MGA operations. For fiscal 2006, our operating expenses are reduced by the transaction service fee we received for servicing the run-off business previously written by the Chicago agencies whose business we acquired.
          Combined Ratio — Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100, an insurance company cannot be profitable without sufficient investment income.
          The following table presents the combined ratios for the insurance operations on both an actual and a pro-forma basis for the periods presented.

				Pro forma
				(unaudited)
	Actual			Year Ended
	Year Ended June 30,			June 30,
	2006	2005	2004	2004
Loss and loss adjustment expense	68.1%	66.1%	61.1%	63.4%
Expense	20.7%	17.7%	13.7%	15.8%

Combined	88.8%	83.8%	74.8%	79.2%

          The invested assets of the insurance operations are generally highly liquid and consist substantially of readily marketable, investment grade, municipal and corporate bonds and collateralized mortgage obligations. At June 30, 2006, approximately 6% of our fixed maturities portfolio was tax-exempt. All cash equivalents are taxable. We invest in certain securities issued by political subdivisions in the states of Georgia and Tennessee, as these type of investments enable our insurance company subsidiaries to obtain premium tax credits. Investment income is composed primarily of interest earned on these securities, net of related investment expenses. Realized gains and losses on our investment portfolio may occur from time-to-time as changes are made to our holdings based upon changes in interest rates and changes in the credit quality of securities held.
          The non-standard personal automobile insurance industry is cyclical in nature. In the past, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. If new competitors enter this market, existing competitors may attempt to increase market share by lowering rates. Such conditions could lead to reduced prices, which would negatively impact our revenues and profitability. However, we believe that between 2002 and 2005, the underwriting results in the personal automobile insurance industry improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers. Rates and premium levels for non-standard automobile insurance have stabilized or slightly increased thus far in 2006.
Year Ended June 30, 2006 Compared With Year Ended June 30, 2005
          Consolidated Results
          Net income for the year ended June 30, 2006 was $28.1 million, compared with $26.2 million for the year ended June 30, 2005. Net income per share was $0.59 and $0.57 on a basic and diluted basis, respectively, for the year ended June 30, 2006 and $0.56 and $0.53 on a basic and diluted basis, respectively, for the year ended June 30, 2005. Total revenues for the year ended June 30, 2006 increased 49% from $166.8 million to $249.0 million over the same period last year.
          The income tax expense (benefit) for the years ended June 30, 2006 and 2005 include decreases in the valuation allowance for the deferred tax asset of $10.5 million and $10.6 million, respectively. Such decreases were the result of taxable income for these years exceeding the estimates used by management in establishing the valuation allowances at June 30, 2005 and 2004, respectively, in addition to revisions in management’s estimates for our future taxable income based on the results for the most recent fiscal years. Net income per share for the year ended June 30, 2006 was increased by $0.22 and $0.21 on a basic and diluted basis, respectively, as a result of the change in the valuation allowance. Net income per share for the year ended June 30, 2005 was increased by $0.23 and $0.22 on a basic and diluted basis, respectively, as a result of the change in the valuation allowance.

     Net income per share for the year ended June 30, 2006 included gains on sales of foreclosed real estate held for sale of $0.05 on a diluted basis compared with gains of $0.01 for the year ended June 30, 2005.
     Insurance Operations
     Income before income taxes was $26.5 million for the year ended June 30, 2006 compared with $25.6 million for the year ended June 30, 2005.
Premiums Earned
     Total gross premiums earned, before the effects of reinsurance, increased by $56.9 million, or 38%, to $206.8 million for the year ended June 30, 2006, from $149.9 million for the year ended June 30, 2005. This increase was due to the development of new stores in existing states as well as our expansion into new states. Of this increase, $37.2 million was attributable to the expansion of our business into Florida and Texas. Overall, the number of insured policies in force at June 30, 2006 increased 68% over the same date in 2005 from 119,422 to 200,401. At June 30, 2006, the number of operating retail locations (or “stores”) was 460 as compared with 248 stores at June 30, 2005.
     Net premiums earned increased 56% for the year ended June 30, 2006 over the same period last year. In addition to the increase in total gross premiums earned, net premiums earned also increased as a result of two changes involving reinsurance. Net premiums earned increased as a result of the change in the assumed reinsurance percentage for our Alabama business (written through other insurance companies) from 50% to 100% effective February 1, 2005. For the year ended June 30, 2005, $8.8 million in premiums earned in Alabama were not assumed by us. We are now licensed in Alabama and, starting in May 2005, we began writing all new policies in Alabama on a direct basis. As a result, in Alabama, we no longer incur the contractual costs associated with writing business through another insurance company. Net premiums earned for the year ended June 30, 2006 also increased as the result of eliminating our 50% quota share reinsurance effective September 1, 2004. This reinsurance was in effect for two months of the year ended June 30, 2005 and resulted in an $8.6 million reduction in net premiums earned, which we ceded to the reinsurer.
Commissions and Fees and Transaction Service Fee
     Commissions and fees declined as a percentage of net premiums earned during the year ended June 30, 2006 compared with the prior year as a result of not renewing the quota share reinsurance and increasing the assumed reinsurance percentage for our Alabama business. Ceding commissions from our reinsurer were eliminated with the non-renewal of the quota share reinsurance agreement. Total revenues for the year ended June 30, 2006 included a $4.2 million transaction service fee earned in connection with the Chicago acquisition for servicing the run-off business previously written by the Chicago agencies whose assets we acquired on January 12, 2006.
Investment Income
     Investment income increased primarily as a result of the increase in invested assets as a result of our growth and to a lesser extent as we shifted the portfolio from tax-exempt to taxable investments. The weighted average investment yield for our fixed maturities portfolio was 5.62% at June 30, 2006 with an effective duration of 3.83 years. The yield for the comparable Lehman Brothers indices at June 30, 2006 was 5.46%.
Loss and Loss Adjustment Expenses
     The loss and loss adjustment expense ratio increased to 68.1% for the year ended June 30, 2006 from 66.1% for the year ended June 30, 2005. For the year ended June 30, 2006, we experienced a positive development for losses occurring in prior accident periods of $1.5 million which we believe was attributable to the inherent uncertainty in the estimation process and was not the result of any individual factor. The loss ratio for the year ended June 30, 2006 increased primarily as a result of higher loss ratios in our expansion states and from an increase in storm losses.

Operating Expenses
     Insurance operating expenses increased 52% to $75.8 million for the year ended June 30, 2006 from $49.9 million for the year ended June 30, 2005. This increase was primarily due to the addition of new retail locations (including those acquired in Chicago) and expenses, such as advertising, employee-agent compensation, rent and premium taxes that vary along with the increase in net premiums earned.
     The expense ratio increased from 17.7% for the year ended June 30, 2005 to 20.7% for the year ended June 30, 2006. The expense ratio for the year ended June 30, 2005 was positively impacted by an additional ceding commission of $1.0 million or 0.8%, which was recorded based upon the favorable loss experience during the last year of the quota share reinsurance which was non-renewed effective September 1, 2004. Operating expenses incurred for new retail locations also contributed to the increase in the expense ratio for the year ended June 30, 2006. In addition, the expense ratio increased as a result of declining fee income from ancillary products (which reduces expenses in calculating the expense ratio), and the fact that this fee income was spread over a larger base of net premiums earned as a result of not renewing the quota share reinsurance.
     Overall, the combined ratio increased to 88.8% for the year ended June 30, 2006 from 83.8% for the year ended June 30, 2005.
     Real Estate and Corporate
     Income before income taxes for the year ended June 30, 2006 was $0.6 million versus a loss before income taxes of $1.6 million for the year ended June 30, 2005. The year ended June 30, 2006 included gains on the sales of foreclosed real estate held for sale of $3.6 million compared with $0.8 million for the year ended June 30, 2005. Investment income declined from $1.1 million for the year ended June 30, 2005 to $0.8 million for the year ended June 30, 2006 primarily due to a reduction in the amount of invested assets.
     Other operating expenses primarily include other general corporate overhead expenses. During the year ended June 30, 2006, we incurred severance costs of $0.4 million in connection with the resignation of our former Chief Financial Officer. In addition, for the year ended June 30, 2006, we incurred $0.9 million of interest expense in connection with borrowings related to the Chicago acquisition.
Year Ended June 30, 2005 Compared With Year Ended June 30, 2004
     Actual Consolidated Results
     Net income for the year ended June 30, 2005 was $26.2 million, compared with a net loss of $3.8 million for the year ended June 30, 2004. The fiscal year 2004 results reflect only the two months of insurance operating results following the April 30, 2004 acquisition of USAuto. Prior to this date, the results for the year ended June 30, 2004 reflect real estate operations and the costs associated with acquisition opportunities. The fiscal year 2004 results also include severance costs to our former employees incurred as a result of the USAuto acquisition.
     Net income per share for the year ended June 30, 2005 was $0.56 and $0.53 on a basic and diluted basis, respectively, compared with a net loss per share of $0.15 on both a basic and diluted basis for the year ended June 30, 2004. The weighted average shares outstanding increased as a result of the additional shares issued in the April 2004 rights offering and the USAuto acquisition, as well as the 750,000 contingent shares issued in connection with the USAuto acquisition.
     The income tax benefit for the year ended June 30, 2005 includes a $10.6 million decrease in the valuation allowance for the deferred tax asset. Such decrease was a result of taxable income for the year ended June 30, 2005 exceeding the estimate used by management in establishing the valuation allowance at June 30, 2004 in addition to a revision in management’s estimate for our future taxable income based on the results for the most recent fiscal year. Net income per share for the year ended June 30, 2005 was increased by $0.23 and $0.22 on a basic and diluted basis, respectively, as a result of this change in the valuation allowance.

     Pro forma Consolidated Results
     On a pro forma basis, net income for the year ended June 30, 2004 was $11.6 million. Pro forma net income per share for the year ended June 30, 2004 was $0.25 and $0.24 on a basic and diluted basis, respectively.
     Actual Results — Insurance Operations
     For the year ended June 30, 2005, the insurance operations recorded income before income taxes of $25.6 million. The combined ratio for this period was 83.8%, which includes a loss and loss adjustment expense ratio of 66.1% and an expense ratio of 17.7%.
     Pro forma Results — Insurance Operations
     On a pro forma basis, income before income taxes for the year ended June 30, 2004 was $16.6 million compared with actual income before income taxes of $25.6 million for the year ended June 30, 2005.
Premiums Earned
     Net premiums earned increased by 129% to $132.3 million for the year ended June 30, 2005 from $57.7 million on a pro forma basis for the year ended June 30, 2004. A significant part of this increase is the result of eliminating our 50% quota share reinsurance on the September 1, 2004 renewal date. As a result, our reinsurance was only in effect for two months of year ended June 30, 2005 and for all of the year ended June 30, 2004. Had we renewed the 50% quota share reinsurance, net premiums earned would have been reduced by $49.5 million for the year ended June 30, 2005. Overall, the number of insured policies in force at June 30, 2005 increased 31% over the same date in 2004. Net premiums earned for the year ended June 30, 2005 also increased as a result of the Texas operations, which were acquired effective January 1, 2005. In addition to Texas, during the year ended June 30, 2005, we also commenced operations in Illinois, Florida and Pennsylvania. During the year ended June 30, 2005, the number of stores in operation increased by 115, from 133 stores at June 30, 2004 to 248 stores at June 30, 2005. Included in the fiscal 2005 figure are the 15 stores acquired in Texas on January 1, 2005.
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
     To a lesser extent, net premiums earned also increased as we continued to write more of our insurance business in Georgia through our insurance company subsidiaries rather than through our MGA operations for other insurance companies. Gross premiums earned through the Georgia MGA operations decreased from $11.6 million for the year ended June 30, 2004 to $2.4 million for the year ended June 30, 2005.
Commissions and Fees and Ceding Commissions from Reinsurer
     As a result of not renewing the quota share reinsurance and shifting the insurance underwriting from the MGA operations to our insurance company subsidiaries, commissions and fees declined as a percentage of net premiums earned during the year ended June 30, 2005 compared with the prior year and ceding commissions from our reinsurer also decreased. The year ended June 30, 2005, however, includes an additional ceding commission of $1.0 million, which has been recorded based upon the favorable loss experience during the last contract year of the quota share reinsurance program which was non-renewed effective September 1, 2004.
Investment Income
     Investment income increased primarily as a result of the increase in invested assets as a result of our growth. The weighted average investment yield for our fixed maturities portfolio was 3.99% at June 30, 2005 with a duration of 3.5 years. The yield for the comparable Lehman Brothers indices at June 30, 2005 was 3.96%.

Loss and Loss Adjustment Expenses
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
Operating Expenses
     Insurance operating expenses increased 21% to $49.9 million for the year ended June 30, 2005 from $41.1 million on a pro forma basis for the year ended June 30, 2004. This increase is primarily due to expenses, such as advertising, employee-agent compensation, rent and premium taxes that vary along with the increase in net premiums earned and the addition of new retail locations.
     The expense ratio increased from 15.8% for the year ended June 30, 2004 on a proforma basis to 17.7% for the year ended June 30, 2005. Operating expenses incurred for new retail locations contributed to the increase in the expense ratio. In addition, the expense ratio has also increased as a result of declining fee income from ancillary products (which reduces expenses in calculating the expense ratio), and the fact that this fee income was spread over a larger base of net premiums earned as result of not renewing the quota share reinsurance. The increase in the expense ratio for the year ended June 30, 2005, however, was tempered by the additional ceding commission of $1.0 million.
     Overall, on a pro forma basis, the combined ratio increased to 83.8% for the year ended June 30, 2005 from 79.2% for the year ended June 30, 2004.
     In addition, during the year ended June 30, 2005, we recognized a $0.2 million gain on the sale of property and equipment as a result of the sale of an aircraft previously used in the insurance operations.
Actual Results — Real Estate and Corporate
     Loss before income taxes for the year ended June 30, 2005 was $1.6 million versus loss before income taxes of $9.2 million for the year ended June 30, 2004. For the year ended June 30, 2005, gains on sales of foreclosed real estate were $0.8 million, compared with $4.1 million for the year ended June 30, 2004. Gains on sales of real estate represents proceeds received from the sale of foreclosed real estate in excess of carrying value, less selling costs.
     Investment income was $1.1 million for the year ended June 30, 2005 compared with $0.8 million for the year ended June 30, 2004. The decrease in available cash equivalents as a result of the USAuto acquisition was offset by a higher return earned during the most recent fiscal year on our investment in mutual fund.
     Other operating expenses for fiscal 2005 primarily represent costs associated with being an operating public company, including the initial costs of implementing the Sarbanes-Oxley Act of 2002, while other operating expenses for fiscal 2004 primarily represent the cost of former employees who were terminated as a result of the USAuto acquisition.
Pro forma Results — Real Estate and Corporate
     On a pro forma basis, income before taxes for the year ended June 30, 2004 was $2.0 million. These results exclude compensation of terminated employees and reflect only the real estate operations and costs related to acquisition opportunities. The results also reflect interest expense on USAuto’s note payable.

Liquidity and Capital Resources
     Our primary sources of funds are premiums, commission and fee income and investment income. Our primary uses of funds are the payment of claims and operating expenses. Operating activities for the year ended June 30, 2006 provided $52.9 million of cash, compared with $45.4 million provided in the same period in fiscal 2005. Net cash used by investing activities for the year ended June 30, 2006 was $70.8 million, compared with $55.2 million in the same period in fiscal 2005. Both periods reflect additions to our investment portfolio as a result of the increase in net premiums earned and the fiscal 2006 amount also includes $29.9 million paid for the Chicago acquisition, net of tangible assets acquired. During the year ended June 30, 2006, we increased the statutory capital and surplus of the insurance company subsidiaries by $17.2 million to support additional premium writings. This capital contribution came from funds our holding company received from the insurance company subsidiaries through an intercompany tax allocation agreement under which the holding company was reimbursed for current tax benefits utilized through the recognition of tax net operating loss carryforwards. At June 30, 2006, we had $7.6 million available in unrestricted cash and investments outside of the insurance company subsidiaries.
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
Chicago Acquisition
     In order to gain a presence in the market, on January 12, 2006, we acquired certain assets (principally the trade names, customer lists and relationships and the lease rights to 72 retail locations) of two non-standard automobile insurance agencies under common control in Chicago, Illinois for $30.0 million in cash. We also agreed to pay the agencies up to $4 million in additional consideration if certain financial targets relating to the acquired business for the twelve months ending January 31, 2007 are reached. As a result of this acquisition, we are now writing business through First Acceptance Insurance Company, Inc. from these locations. We did not acquire any policies in force as part of the transaction. However, we receive a transaction service fee from the agencies as compensation for servicing the run-off of the policies previously written by the agencies through other insurance companies. The total amount payable to us under this contract is $5.0 million, of which $4.2 million was earned during the year ended June 30, 2006. The fee is being paid and earned in accordance with the estimated run-off of the number of policies being serviced.
     In connection with the acquisition, we concurrently entered into, and borrowed under, a credit agreement with two banks consisting of a $5 million revolving facility and a $25 million term loan facility, both maturing on

June 30, 2010. Both facilities bear interest at LIBOR plus 175 basis points per annum. We entered into an interest rate swap agreement on January 17, 2006 that fixed the interest rate on the term loan facility at 6.63% through June 30, 2010. The term loan facility is due in equal quarterly installments of $1.4 million, plus interest, beginning April 30, 2006 and ending April 30, 2010, with a final payment of $1.4 million due on June 30, 2010. During fiscal 2006, we repaid $6.4 million of indebtedness under the debt facilities, which included repayment of the full $5.0 million borrowed under the revolving facility. Both facilities are secured by the common stock and certain assets of selected subsidiaries. The credit agreement contains certain financial covenants regarding (1) a minimum fixed charge coverage ratio, (2) a minimum consolidated tangible net worth, (3) a maximum net premiums written to surplus ratio, (4) a maximum combined ratio and (5) a minimum RBC. At June 30, 2006, we were in compliance with all such covenants except for the net premiums written to surplus ratio for which a waiver has been obtained.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements or financing activities with special-purpose entities, other than leases accounted for as operating leases in accordance with generally accepted accounting principles.
Contractual Obligations
     The following table summarizes all of our contractual obligations by period as of June 30, 2006:

	Payments Due By Period
		Less than			More than
	Total	1 year	1-3 Years	3-5 Years	5 years
	(in thousands)
Loss and loss adjustment expenses	$62,822	$40,206	$20,417	$2,199	$—
Notes payable and capitalized lease obligation	24,026	5,691	11,379	6,956	—
Operating leases	33,861	10,096	14,725	7,264	1,776
Employment agreements	2,267	800	1,467	—	—
Severance agreement obligation	710	261	415	34	—
Advisory services agreement	458	250	208	—	—

Total contractual cash obligations	$124,144	$57,304	$48,611	$16,453	$1,776

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
     Based on business activity prior to the USAuto acquisition, management believed it was more likely than not that we would not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance had been established. Based upon our estimates of our future taxable income after the USAuto acquisition, we reduced our deferred tax valuation allowance by $41.3 million. Further, based upon our revised estimates after considering the actual results for the year ended June 30, 2006 and 2005, the allowance was reduced by an additional $10.5 million in 2006 and by an additional $10.6 million in 2005. At June 30, 2006, our total gross deferred tax asset is $68.5 million, and we had net operating loss carryforwards for federal income tax purposes of approximately $165.3 million. On a net basis, the deferred tax asset is $48.1 million after an allowance of $20.4 million. Realization of this deferred tax asset is dependent upon our generation of sufficient taxable income in the future. If future taxable income is not sufficient to recover the deferred tax asset, the maximum charge to the provision for income taxes will be $48.1 million. If we generate sufficient future taxable income to fully utilize the deferred tax asset as of June 30, 2006, the maximum additional benefit for income taxes will be $20.4 million.
     Losses and loss adjustment expense reserves. Loss and loss adjustment expense (LAE) reserves represent our best estimate of our ultimate liability for losses and LAE relating to events that occurred prior to the end of any given accounting period, but have not been paid. Months and sometimes years may elapse between the occurrence of an automobile accident covered by one of our insurance policies, the reporting of the accident and the payment of the claim. We record a liability for estimates of losses that will be paid for accidents that have been reported, which is referred to as case reserves. In addition, since accidents are not always reported when they occur, we estimate liabilities for accidents that have occurred but have not been reported, which are referred to herein as incurred but not reported, or IBNR, reserves.
     We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies that the insurance company subsidiaries underwrite. Each of the insurance company subsidiaries establishes a reserve for all of its unpaid losses and loss adjustment expenses, including case and IBNR reserves, and estimates for the cost to settle the claims. We rely primarily on historical loss experience in determining reserve levels, on the assumption that historical loss experience provides a good indication of future loss experience. We also consider various other factors, such as inflation, claims settlement patterns, legislative activity and litigation trends. Our internal actuarial staff continually monitors these estimates on a state and coverage level. For the fiscal year ended June 30, 2006, we utilized our internal actuarial staff to determine appropriate reserve levels. As experience develops or new information becomes known, we increase or decrease the level of our reserves in the period in which changes to the estimates are determined. Accordingly, the actual losses and loss adjustment expenses may differ materially from the estimates we have recorded. See “Business — Loss and Loss Adjustment Expense Reserves” for additional information.
     Goodwill and identifiable intangible assets. The acquisition of USAuto and the acquisition of automobile insurance agencies in Texas and Chicago resulted in goodwill of $106.0 million, $3.8 million and $27.2 million, respectively. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. These acquisitions also resulted in other identifiable intangible assets with a current book value of $6.8 million. As required by SFAS No. 142 “Goodwill and Other Intangible Assets,” we perform an annual impairment test of goodwill and identifiable intangible assets. If impairment indicators exist between the annual testing periods, management will perform an interim impairment test. Should either an annual or interim impairment test determine that the fair value is below the carrying value, a write-down of these assets will be required. At June 30, 2006, impairment tests were performed and in management’s opinion, no impairment exists.
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
     We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in the “Business — Risk Factors” section of this report.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We have an exposure to interest rate risk relating to fixed maturity investments. Changes in market interest rates directly impact the market value of the fixed maturity securities. Some fixed income securities have call or prepayment options. This subjects us to reinvestment risk as issuers may call their securities, which could result in us reinvesting the proceeds at lower interest rates. We manage exposure to interest rate risks by adhering to specific guidelines in connection with our investment portfolio. We invest primarily in municipal and corporate bonds and collateralized mortgage obligations that have been rated “A” or better by Standard & Poors. At June 30, 2006, 87.0% of our investment portfolio was invested in securities rated “AA” or better by Standard & Poors and 98.5% in securities rated “A” or better by Standard & Poors. We have not recognized any other-than-temporary losses on our investment portfolio. We also utilize the services of a professional fixed income investment manager.
     As of June 30, 2006, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities portfolio would have resulted in an estimated decrease in fair value of 3.5%, or approximately $4.5 million. As of the same date, the impact of an immediate 100 basis point decrease in market interest rates on our portfolio would have resulted in an estimated increase in fair value of 3.4%, or approximately $4.4 million.
     In connection with the January 12, 2006 Chicago acquisition, we entered into a new $30.0 million credit facility that includes a $25.0 million term loan facility and a $5.0 million revolving facility. Although we have fixed the interest rate of the $25 million term loan facility through an interest rate swap agreement, we have interest rate risk with respect to any borrowings under the revolving facility, which bears interest at a floating rate of LIBOR plus 175 basis points. As of June 30, 2006, there were no outstanding borrowings under the revolving facility.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Acceptance Corporation
We have audited the accompanying consolidated balance sheet of First Acceptance Corporation and subsidiaries as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the years ended June 30, 2005 and 2004 were audited by other auditors whose report dated September 9, 2005 expressed an unqualified opinion on those statements.
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
In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Acceptance Corporation and subsidiaries as of June 30, 2006 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Acceptance Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 11, 2006 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Nashville, Tennessee
September 11, 2006

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Stockholders
First Acceptance Corporation
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that First Acceptance Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and our report dated September 11, 2006, expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Nashville, Tennessee
September 11, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Acceptance Corporation
We have audited the accompanying consolidated balance sheet of First Acceptance Corporation and subsidiaries (the Company) as of June 30, 2005, and the related consolidated statement of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.
KPMG LLP
Dallas, Texas
September 9, 2005

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2006	2005
ASSETS

Fixed maturities, available for sale at fair value (amortized cost $131,291 and $73,832, respectively)	$127,828	$74,840
Investment in mutual fund, at market value	—	10,920
Cash and cash equivalents	31,534	24,762
Fiduciary funds – restricted	532	935
Premiums and fees receivable	64,074	42,908
Reinsurance recoverables	1,344	4,490
Receivable for securities	999	—
Deferred tax asset	48,068	48,106
Other assets	7,264	4,863
Property and equipment, net	3,376	1,962
Foreclosed real estate held for sale	87	961
Deferred acquisition costs	5,330	3,271
Goodwill	137,045	107,837
Identifiable intangible assets	6,825	4,867

TOTAL ASSETS	$434,306	$330,722

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$62,822	$42,897
Unearned premiums	76,117	47,752
Deferred fee income	2,214	2,272
Amounts due to insurance companies	532	935
Notes payable and capitalized lease obligation	24,026	—
Payable for securities	4,914	—
Other liabilities	10,258	8,537

Total liabilities	180,883	102,393

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 47,535 and 47,455 shares issued and outstanding, respectively	475	475
Additional paid-in capital	459,049	457,905
Accumulated other comprehensive income (loss):
Net unrealized appreciation (depreciation) on investments	(3,463)	655
Accumulated deficit	(202,638)	(230,706)

Total stockholders’ equity	253,423	228,329

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$434,306	$330,722

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2006	2005	2004
Revenues:
Premiums earned	$206,754	$132,347	$11,728
Commissions and fees	28,774	27,151	4,401
Transaction service fee	4,150	—	—
Ceding commissions from reinsurer	—	2,975	1,925
Gains on sales of foreclosed real estate	3,638	755	4,147
Investment income	5,762	3,353	958
Gains (losses) on sales of assets	(76)	214	(6)

Total revenues	249,002	166,795	23,153

Expenses:
Losses and loss adjustment expenses	140,845	87,493	7,167
Insurance operating expenses	75,773	49,921	7,194
Other operating expenses	2,494	2,775	6,235
Stock-based compensation	500	332	7,850
Depreciation	851	990	258
Amortization of identifiable intangible assets	612	930	390
Interest expense	898	351	44

Total expenses	221,973	142,792	29,138

Income (loss) before income taxes	27,029	24,003	(5,985)
Income tax benefit	(1,039)	(2,153)	(2,189)

Net income (loss)	$28,068	$26,156	$(3,796)

Net income (loss) per share:
Basic	$0.59	$0.56	$(0.15)

Diluted	$0.57	$0.53	$(0.15)

Weighted average number of shares used to calculate net income (loss) per share:
Basic	47,487	47,055	24,965

Diluted	49,576	48,989	24,965

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional	Deferred	other			Total
	Common Stock		paid-in	compensation	comprehensive	Accumulated	Treasury	stockholders’
	Shares	Amount	capital	expense	income (loss)	deficit	Stock	equity
Balances at July 1, 2003	20,589	$206	$312,451	$(1,516)	$—	$(253,066)	$—	$58,075
Net loss	—	—	—	—	—	(3,796)	—	(3,796)

Other comprehensive loss—change in unrealized appreciation (depreciation) on investments	—	—	—	—	(35)	—	—	(35)

Comprehensive loss								(3,831)

Issuance of stock options	—	—	6,334	(92)	—	—	—	6,242

Stock rights offering	12,560	126	49,238	—	—	—	—	49,364

Stock issued in acquisition	13,250	132	82,230	—	—	—	—	82,362

Exercise of stock options	136	1	405	—	—	—	—	406

Amortization of deferred compensation expense	—	—	—	1,608	—	—	—	1,608

Balances at June 30, 2004	46,535	465	450,658	—	(35)	(256,862)	—	194,226
Net income	—	—	—	—	—	26,156	—	26,156

Other comprehensive income—change in unrealized appreciation (depreciation) on investments (net of tax of $373)	—	—	—	—	690	—	—	690

Comprehensive income								26,846

Issuance of contingent shares related to acquisition	750	8	6,712	—	—	—	—	6,720

Stock-based compensation	3	—	332	—	—	—	—	332

Issuance of shares under Employee Stock Purchase Plan	11	1	103	—	—	—	—	104

Purchase of treasury stock, at cost	—	—	—	—	—	—	(639)	(639)

Retirement of treasury stock, at cost	(90)	(1)	(638)	—	—	—	639	—

Exercise of stock options	246	2	738	—	—	—	—	740

Balances at June 30, 2005	47,455	$475	$457,905	$—	$655	$(230,706)	$—	$228,329
Net income	—	—	—	—	—	28,068	—	28,068

Other comprehensive loss—change in unrealized appreciation (depreciation) on investments (net of tax of $353)	—	—	—	—	(4,118)	—	—	(4,118)

Comprehensive income								23,950

Stock-based compensation	3	—	500	—	—	—	—	500

Issuance of shares under Employee Stock Purchase Plan	22	—	223	—	—	—	—	223

Exercise of stock options	55	—	421	—	—	—	—	421

Balances at June 30, 2006	47,535	$475	$459,049	$—	$(3,463)	$(202,638)	$—	$253,423

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$28,068	$26,156	$(3,796)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,463	1,920	648
Stock-based compensation	500	332	7,850
Amortization of premium on fixed maturities	460	357	65
Deferred income taxes	(1,533)	(2,986)	(2,283)
Gains on sales of foreclosed real estate	(3,638)	(755)	(4,147)
(Gains) losses on sales of assets	76	(214)	6
Change in:
Fiduciary funds – restricted	403	916	125
Premiums and fees receivable	(21,166)	(10,832)	2,518
Reinsurance recoverables	3,146	7,807	(1,015)
Prepaid reinsurance premiums	—	12,384	(215)
Other assets	(2,401)	(1,318)	(9)
Deferred acquisition costs	(2,059)	(3,571)	300
Loss and loss adjustment expense reserves	19,925	12,463	2,440
Unearned premiums	28,365	14,319	(1,535)
Deferred fee income	(58)	(318)	(168)
Amounts due to reinsurers	—	(11,899)	(949)
Amounts due to insurance companies	(403)	(916)	(125)
Other liabilities	1,721	1,603	(195)

Net cash provided by (used in) operating activities	52,869	45,448	(485)

Cash flows from investing activities:
Proceeds from sales of foreclosed real estate	4,512	1,202	4,634
Addition to foreclosed real estate	—	(300)	—
Proceeds from sale of property and equipment	—	666	—
Acquisitions of property and equipment	(2,265)	(1,053)	(68)
Purchases of fixed maturities, available-for-sale	(82,144)	(48,493)	(10,371)
Maturities and paydowns of fixed maturities, available-for-sale	8,748	3,502	—
Sales of fixed maturities, available-for-sale	15,400	4,153	10,673
Sales (purchases) of investment in mutual fund, net	10,920	(10,920)	—
Net increase in payable/receivable for securities	3,915	—	—
Businesses acquired through asset purchase	(29,853)	(4,000)	—
Acquisition, net of cash received	—	—	(72,398)

Net cash used in investing activities	(70,767)	(55,243)	(67,530)

Cash flows from financing activities:
Proceeds from borrowings	30,431	—	—
Net proceeds from issuance of common stock	223	104	49,364
Purchase of treasury stock	—	(639)	—
Proceeds from exercise of stock options	421	740	406
Payments on borrowings	(6,405)	(4,000)	(250)

Net cash provided by (used in) financing activities	24,670	(3,795)	49,520

Net increase (decrease) in cash and cash equivalents	6,772	(13,590)	(18,495)
Cash and cash equivalents, beginning of year	24,762	38,352	56,847

Cash and cash equivalents, end of year	$31,534	$24,762	$38,352

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
     The Company is now a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. The Company currently writes non-standard personal automobile insurance in 12 states and is licensed as an insurer in 13 additional states and business is written through two subsidiaries, First Acceptance Insurance Company, Inc. (formerly known as USAuto Insurance Company, Inc.) and its wholly-owned subsidiary First Acceptance Insurance Company of Georgia, Inc. (formerly known as Village Insurance Company, Inc.) (the “Insurance Companies”). In Alabama and Texas, business was previously assumed through reinsurance contracts with unaffiliated insurance companies.
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
     F. Property and Equipment
     Property and equipment are recorded at cost. Equipment under capitalized lease obligations is stated at the present value of the minimum lease payments at the beginning of the lease term. Depreciation is provided over the estimated useful lives of the assets (ranging from three to seven years) using the straight-line method.
     G. Insurance Revenue Recognition
     Insurance premium income is recognized on a pro-rata basis over the respective terms of the policies. Written premiums are recorded as of the effective date of the policies for the full policy premium although most policyholders elect to pay on a monthly installment basis. Premiums are generally collected in advance of providing risk coverage, minimizing the Company’s exposure to credit risk. Policy and renewal fees are included in premiums earned and are recognized on a pro-rata basis over the respective terms of the policies. Installment billing fees paid by policyholders are recognized as revenue when each installment is billed.
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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     J. Loss and Loss Adjustment Expense Reserves
     Loss and loss adjustment expense reserves are undiscounted and represent case-basis estimates of reported losses and estimates based on certain actuarial assumptions regarding the past experience of reported losses, including an estimate of losses incurred but not reported (“IBNR”). Management believes that the losses and loss adjustment reserves are adequate to cover the ultimate liability. However, such estimate may be more or less than the amount ultimately paid when the claims are finally settled.
     K. Fee Income
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
     M. Goodwill and Other Identifiable Intangible Assets
     Goodwill and other identifiable intangible assets are attributable to our insurance operations. Goodwill and indefinite-life intangible assets are not amortized for financial statement purposes but are instead tested annually for impairment. The Company uses June 30 of each year as its annual impairment testing date for goodwill and other intangible assets. As of June 30, 2006, the Company tested goodwill and other identifiable intangible assets and as a result has recorded no impairment. Included in unamortized other identifiable intangible assets is an amount related to the value of customer lists and relationships which is being amortized over a 30-month period in proportion to anticipated policy expirations.
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
     O. Recently Issued Accounting Standards
     In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB 20 and SFAS 3. SFAS 154 applies to all voluntary changes in accounting principles. The statement requires that voluntary changes in accounting principles be applied retrospectively to prior periods unless doing so is impracticable. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company does not believe that SFAS 154 will have a material impact to its future consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     In November 2005, the FASB issued Staff Position (FSP) FAS115-1 and FAS 124-1, which nullifies certain provisions of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, and completely supersedes EITF Topic D-44, “Recognition of Other Than Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. This staff position addresses (1) determining when an investment should be considered impaired, (2) determining whether an impairment should be deemed other than temporary, and (3) measuring impairment loss. The application of FAS 115-1 and FAS 124-1 did not have a material impact to the Company’s consolidated financial statements.
     In July 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes –– An Interpretation of FASB Statement No. 109 (‘‘FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’’s financial statements with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as providing guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier application permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The Company has not yet evaluated the requirements of FIN 48 and as a result has not yet determined if FIN 48 will have a material impact on its future consolidated financial statements.
     P. Supplemental Cash Flow Information
     Cash and cash equivalents consist of bank demand deposits and highly-liquid investments. For purposes of the consolidated statements of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents.
     During the years ended June 30, 2006, 2005 and 2004, the Company paid $927, $1,775 and $670, respectively, in income taxes and $586, $233 and $44, respectively, in interest.
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
     Prior to July 1, 2003, the Company applied Accounting Principles Board (“APB”) Opinion No. 25 in accounting for employee stock options. Under ABP No. 25, the difference between the aggregate market value and exercise price of the securities underlying the stock options at grant date, or intrinsic value, is recorded as compensation expense on a straight-line basis over the vesting period. If the employee stock options had been accounted for under SFAS No. 123, the fair value of the stock options would have been recorded as compensation expense on a straight-line basis over the vesting period. The following table, as prescribed by SFAS No. 148, illustrates the effect on net loss and net loss per share for the year ended June 30, 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based compensation. The fair value of the options awarded was estimated at the grant date using the Black-Scholes option pricing model, which includes the following assumptions: risk-free interest rate based on the ten-year U.S. Treasury Note rate; expected option life of ten years; expected volatility of 36% to 38%; and no expected dividends.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Year Ended
June 30, 2004
Net loss before income taxes, as reported	$(5,985)
Add: Stock-based employee compensation expense included in reported net loss	7,850
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards	(11,598)

Net loss before income taxes, pro forma	(9,733)
Income tax benefit, pro forma	3,501

Net loss, pro forma	$(6,232)

Net loss per share:
Basic and diluted — as reported	$(0.15)
Basic and diluted — pro forma	$(0.25)
     There is no effect for the years ended June 30, 2006 and 2005 since all stock options issued under APB No. 25 were fully vested prior to July 1, 2004.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised), “Share Based Payment,” (“SFAS No. 123(R)”). SFAS No. 123(R), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” superseded Accounting Procedures Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amended SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) is effective for public companies at the beginning of the first annual period beginning after June 15, 2005. The Company previously had adopted the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” and uses the fair value method for expensing stock-based compensation. Therefore, the Company’s adoption of SFAS No. 123(R) as of July 1, 2005 had no impact on the Company’s consolidated financial position, results of operations, cash flows or net income per share.
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

     As a result of the USAuto acquisition, management reduced the Company’s deferred tax valuation allowance by $41,277 based upon internally-prepared projected operating results for USAuto and such amount was recorded as a reduction in goodwill.
     Of the $6,000 in acquired identifiable intangible assets, $1,500 and $3,300 were assigned to state insurance licenses and trademark and trade names, respectively, that are not subject to amortization. The remaining $1,200 of acquired identifiable intangible assets relates to the value of policy renewals was amortized over a 24-month period in proportion to anticipated policy expirations.
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
     B. Texas Insurance Agency
     In order to gain a presence in the market, effective January 1, 2005, the Company acquired the assets (principally the book of business and 15 retail locations) of a non-standard automobile insurance agency in Texas for $4,000 in cash. Goodwill and identifiable intangible assets from this acquisition will be deductible for tax purposes. As a result, the Company is now writing business through company-operated retail locations in Texas. Of the total purchase price, $3,813 has been recorded as goodwill and $187 has been assigned to an identifiable intangible asset related to the value of policy renewals, which was amortized over a 7-month period in proportion to anticipated policy expirations.
     Pro forma financial information has not been presented for this acquisition since the nature of the revenue-producing activity of this business has changed from a managing general agency to the underwriting results of an insurance company. The results of operations of the business acquired are included in the Company’s statements of operations beginning on January 1, 2005, the date of acquisition.
     C. Chicago Insurance Agencies
     In order to gain a presence in the market, on January 12, 2006, the Company acquired certain assets (principally the trade names, customer lists and relationships and the lease rights to 72 retail locations) of two non-standard automobile insurance agencies under common control in Chicago, Illinois for $30,000 in cash plus $183 in acquisition expenses. Goodwill and identifiable intangible assets from this acquisition will be deductible for tax purposes. The purchase price was financed through a newly executed credit agreement (see note 13). Up to $4,000 in additional consideration must also be paid to the seller if certain financial targets relating to the acquired business for the twelve months ending January 31, 2007 are reached. As a result of this acquisition, the Company is now writing business from these locations. The Company is also receiving a monthly fee from the seller through December 31, 2006 totaling $5,000 ($4,150 for the year ended June 30, 2006) as compensation for servicing the run-off of business previously written by the agencies through other insurance companies. The fee is being paid and earned in accordance with the estimated runoff of the number of policies being serviced.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.

Net tangible assets	$330
Identifiable intangible assets	2,570
Goodwill	27,283

Total assets acquired	$30,183

     Of the $2,570 in acquired identifiable intangible assets, $1,560 was assigned to trademark and trade names that is not subject to amortization. The remaining $1,010 of acquired identifiable intangible assets relates to the value of customer lists and relationships and is being amortized over a 30-month period in proportion to anticipated policy expirations.
     Pro forma financial information has not been presented for this acquisition since the nature of the revenue-producing activity of this business has changed from a retail insurance agency to the underwriting results of an insurance company. The results of the operations of the business acquired are included in the Company’s statements of operations beginning on January 12, 2006, the date of acquisition.
     For the years ended June 30, 2006, 2005 and 2004, $612, $930 and $390, respectively, relating to all identifiable intangible assets was amortized against income. At June 30, 2006, the remaining unamortized identifiable intangible assets were all related to the Chicago acquisition. Amortization expense for the years ending June 30, 2007, 2008 and 2009 will be $415, $44 and $6, respectively.
3. Investments
     A. Restrictions
     At June 30, 2006, fixed maturities and cash equivalents with a market value of $5,929 (amortized cost of $6,089) were on deposit with various insurance departments as a requirement of doing business in those states. In addition, cash equivalents of $1,595 were on deposit with another insurance company as collateral for an assumed reinsurance contract.
     B. Investment Income and Net Realized Gains and Losses
     The major categories of investment income follow:

	Year Ended June 30,
	2006	2005	2004
Fixed maturities, available for sale	$4,411	$2,419	$200
Investment in mutual fund	674	920	—
Cash and cash equivalents	983	198	778
Investment expenses	(306)	(184)	(20)

	$5,762	$3,353	$958

     Net realized capital gains (losses) on investments derived from fixed maturities available for sale follow:

	Year Ended June 30,
	2006	2005	2004
Gains	$88	$72	$41
Losses	(164)	(19)	(47)

	$(76)	$53	$(6)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     C. Fixed Maturities, Available for Sale
     The composition of the portfolio follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2006	Cost	Gains	Losses	Value
U.S. Government	$14,808	$6	$(466)	$14,348
State	7,706	1	(196)	7,511
Political subdivisions	6,630	—	(140)	6,490
Revenue and assessment	25,597	4	(684)	24,917
Corporate bonds	22,006	—	(599)	21,407
Collateralized mortgage	54,544	25	(1,414)	53,155

	$131,291	$36	$(3,499)	$127,828

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2005	Cost	Gains	Losses	Value
U.S. Government	$6,115	$107	$—	$6,222
State	5,416	60	—	5,476
Political subdivisions	6,616	92	(19)	6,689
Revenue and assessment	24,130	557	(23)	24,664
Corporate bonds	11,110	58	(18)	11,150
Collateralized mortgage	20,445	210	(16)	20,639

	$73,832	$1,084	$(76)	$74,840

     The composition of maturities of the portfolio at June 30, 2006 follows:

	Amortized	Fair
	Cost	Value
One year or less	$2,740	$2,725
One to five years	37,071	36,116
Five to ten years	29,759	28,927
Greater than ten years	7,177	6,905
No single maturity date	54,544	53,155

	$131,291	$127,828

     The fair value and gross unrealized losses of fixed maturities, available for sale, by length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006 follows:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Value	Losses	Losses
U.S. Government	$13,349	$(466)	$—	$—	$(466)
State	6,372	(129)	1,138	(67)	(196)
Political subdivisions	5,289	(118)	1,027	(22)	(140)
Revenue and assessment	18,236	(472)	4,610	(212)	(684)
Corporate bonds	15,492	(406)	5,915	(193)	(599)
Collateralized mortgage	46,129	(934)	8,986	(480)	(1,414)

	$104,867	$(2,525)	$21,676	$(974)	$(3,499)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          As of June 30, 2006, the Company has determined that all of the unrealized losses in the table above were temporary and were the result of changes in interest rates. There were no fundamental issues with any of these securities and the Company has the ability and intent to hold the securities until there is a recovery in fair value. There were no securities with unrealized losses of greater than 10% of book value.
          At June 30, 2005, the Company’s fixed maturities portfolio included seven different issues of bonds (all municipal obligations) with gross unrealized losses totaling $8 that were in a loss position for twelve months or longer.
4. Reinsurance
          Prior to September 1, 2004, the Company reinsured risks on a quota-share basis with another insurance organization to provide it with additional underwriting capacity and minimize its risk. Such reinsurance was not renewed as of that date on a cut-off basis whereby the reinsurer is not liable for any losses occurring after such date. Subsequent to this date through April 14, 2006, the Company utilized only excess-of-loss basis reinsurance for catastrophic auto physical damage exposures. Effective April 14, 2006, the Company elected to not renew its catastrophic reinsurance. Although the reinsurance agreements contractually obligate the reinsurers to reimburse the Company for their share of losses, they do not discharge the primary liability of the Company, which remains contingently liable in the event the reinsurers are unable to meet their contractual obligations.
          At June 30, 2006 and 2005, the Insurance Companies had unsecured aggregate reinsurance recoverables of $1,344 and $4,490, respectively, from Transatlantic Reinsurance Company. At June 30, 2006, such amount included $1,301 related to unpaid losses (including $769 in IBNR), and $43 related to paid losses recoverable. At June 30, 2005, such amount included $3,608 related to unpaid losses (including $1,930 in IBNR), $353 related to paid losses recoverable and $529 in accrued ceding commission income.
          Ceded premiums earned and reinsurance recoveries on losses and loss adjustment expenses were as follows:

	Year Ended June 30,
	2006	2005	2004
Ceded premiums earned	$81	$8,732	$8,459
Reinsurance recoveries on losses and loss adjustment expenses	188	5,867	5,846
          The Company also has assumed private-passenger non-standard automobile insurance premiums from other insurance companies produced by the managing general agency subsidiaries in Alabama and Texas.
          Net premiums written and earned are summarized as follows:

	Year Ended June 30,
	2006		2005		2004
	Written	Earned	Written	Earned	Written	Earned
Direct	$216,131	$186,833	$128,543	$117,706	$15,553	$17,582
Assumed	19,251	20,002	25,343	23,373	2,303	2,605
Ceded	(81)	(81)	6,051	(8,732)	(7,435)	(8,459)

Net	$235,301	$206,754	$159,937	$132,347	$10,421	$11,728

          The percentages of premiums assumed to net premiums written for the years ended June 30, 2006, 2005 and 2004 were 8%, 16% and 22%, respectively.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
5. Federal Income Taxes
          Income tax expense (benefit) consisted of the following:

	Year Ended June 30,
	2006	2005	2004
Federal:
Current	$161	$515	$—
Deferred	(1,533)	(2,986)	(2,283)
State income taxes	333	318	94

	$(1,039)	$(2,153)	$(2,189)

          The federal income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal corporate tax rate of 35% to income (loss) before income taxes as follows:

	Year Ended June 30,
	2006	2005	2004
Income tax expense (benefit) at statutory rate	$9,460	$8,401	$(2,095)
Tax effect of:
Tax-exempt investment income	(221)	(261)	(45)
Change in the beginning of the year balance of the valuation allowance for deferred tax asset allocated to income taxes	(10,540)	(10,594)	—
Other	(71)	(17)	(143)

	$(1,372)	$(2,471)	$(2,283)

          The tax effects of temporary differences that give rise to the net deferred tax asset at June 30, 2006 and 2005 are presented below:

	2006	2005
Deferred tax asset:
Net operating loss carryforwards	$57,847	$68,724
Stock option compensation	2,718	2,634
Unearned premiums and loss and loss adjustment expense reserves	6,812	4,280
Basis differences of foreclosed real estate	47	606
Other	1,078	1,624

Total gross deferred tax asset	68,502	77,868
Less: Valuation allowance	(20,434)	(29,762)

Net deferred tax asset	$48,068	$48,106

          The net change in the valuation allowance for the years ended June 30, 2006, 2005 and 2004 was a decrease of $9,328, $10,594 and $39,171, respectively. Prior to the acquisition of USAuto, a full valuation allowance had been established, as management believed that it was more likely than not that the Company would not realize the benefits of the loss carryforwards. However, as result of the acquisition, management reduced the valuation allowance based upon internally-prepared projected operating results. Subsequently, such projections were revised after considering the actual results for the years ended June 30, 2006 and 2005, and the allowance was further reduced.
          At June 30, 2006, $1,212 of the valuation allowance was related to the net unrealized depreciation on investments as management believes that it is more likely than not that this tax benefit will not be realized. For the year ended June 30, 2006, the change in the valuation allowance related to this amount of $1,212 is included as part of other comprehensive loss.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          At June 30, 2006, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of $165,277, which are available to offset future federal taxable income. In addition, at June 30, 2006 the Company had alternative minimum tax credit carryforwards of $1,154 that have no expiration date. The NOL carryforwards will expire in 2007 through 2023, as shown in the table below.

Expiration Year Ending June 30,	Amount
2007	$32,584
2008	36,188
2009	84,791
2010	7,095
Thereafter	4,619

Total NOL carryforwards	$165,277

6. Net Income Per Share
          SFAS No. 128 “Earnings Per Share” (“EPS”) specifies the computation, presentation and disclosure requirements for earnings per share. Basic EPS excludes all dilution while diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.
          The following table sets forth the computation of basic and diluted net income per share as follows:

	Year Ended June 30,
	2006	2005
Net income	$28,068	$26,156

Weighted average basic shares	47,487	47,055
Effect of dilutive securities – options	2,089	1,934

Weighted average dilutive shares	49,576	48,989

Basic net income per share	$0.59	$0.56

Diluted net income per share	$0.57	$0.53

          Due to the net losses incurred for the year ended June 30, 2004, the effects of common stock equivalents were excluded from diluted EPS. Diluted weighted average shares for the year ended June 30, 2004 exclude incremental shares from assumed conversion of stock options of 1,101 granted to employees of the Company under the Company’s long-term incentive plan.
7. Stock-Based Compensation
          The Company has issued stock options to employees under its 2002 Long Term Incentive Plan (the “Plan”). At June 30, 2006, there were 3,982 shares remaining available for issuance under the Plan and options outstanding were as follows:
Options to purchase 3,731 shares at $3.00 per share issued to former employees that are all fully vested and exercisable. These options expire on July 9, 2012 (3,726 shares) and on June 30, 2013 (5 shares).
Options to purchase 200 shares at $6.64 per share issued to USAuto executives as a closing condition to the USAuto acquisition that vest monthly over a five-year period (87 exercisable at June 30, 2006). These options expire on April 30, 2014.
Options to purchase 150 shares at $8.13 per share issued to employees that vest equally in five annual installments (30 exercisable at June 30, 2006). These options expire on October 27, 2014.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          Compensation expense related to stock options is calculated under the fair value method and is recorded on a straight-line basis over the vesting period. Fair value of the options was estimated at the grant dates using the Black-Sholes option pricing model, which includes the following assumptions: risk-free interest rate based on ten-year U.S. Treasury Note rate; expected option life of ten years; expected volatility of 36% to 38%; and no expected dividends. Compensation expense related to stock options was $452 for year ended June 30, 2006, which included $142 related to the full vesting of existing options upon the resignation of a former employee. Total unamortized compensation cost related to non-vested awards at June 30, 2006 was $891, of which $418 will be amortized through April 2009 and $473 will be amortized through October 2009.
          A summary of the status of the Company’s 2002 Long Term Incentive Plan as of June 30, 2006, 2005 and 2004 and changes during the years then ended is presented below:

	Number		Number of
	of	Exercise	Options
	Options	Price	Exercisable
Balance/price at July 1, 2003	2,824	$3.00	544
Granted	1,494	$3.00-$6.64
Exercised	(136)	$3.00
Forfeited	—	N/A

Balance/price at June 30, 2004	4,182	$3.00-$6.64	3,982
Granted	200	$8.13
Exercised	(246)	$3.00
Forfeited	—	N/A

Balance/price at June 30, 2005	4,136	$3.00-$8.13	3,829
Granted	—	—
Exercised	(55)	$3.00-$8.13
Forfeited	—	—

Balance/price at June 30, 2006	4,081	$3.00-$8.13	3,848

8. Employee Stock Purchase Plan
          Employees of the Company are eligible to participate in the Employee Stock Purchase Plan (the “Plan”). Plan participants can authorize payroll deductions, administered through an independent plan custodian, of up to 15% of their salary to purchase semi-annually (June 30 and December 31) up to $25 of the Company’s common stock during each calendar year.
          The Plan commenced February 1, 2005 and the Company has reserved 100 shares of common stock for issuance under the Plan and 22 and 11 shares were issued during the years ended June 30, 2006 and 2005, respectively. Compensation expense attributable to subscriptions to purchase shares under the Plan was $22 and $11 for the years ended June 30, 2006 and 2005.
9. Statutory Financial Information and Accounting Policies
          The Insurance Companies are required to file statutory-basis financial statements each calendar quarter with state insurance departments in all states where they are licensed. These statements are prepared in accordance with accounting practices prescribed or permitted by the Department of Insurance in each company’s respective state of domicile. Effective January 1, 2001, each state of domicile required that insurance companies domiciled in those states prepare their statutory-basis financial statements in accordance with the NAIC (“National Association of Insurance Commissioners”) Accounting Principles and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile. In addition, the Insurance Companies are required to report their risk-based capital, or “RBC,” each December 31. Failure to maintain an adequate RBC

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
could subject the Insurance Companies to regulatory action and maintaining an adequate RBC could restrict the payment of dividends. As of December 31, 2005, the Insurance Companies’ “RBC” levels did not subject them to any regulatory action.
          First Acceptance Insurance Company, Inc. (“FAIC”, formerly known as USAuto Insurance Company, Inc.) is required by the Tennessee Department of Commerce and Insurance to maintain statutory capital and surplus of $2,000 and at June 30, 2006 and 2005, its unaudited statutory capital and surplus as filed was $48,759 and $28,305, respectively. First Acceptance Insurance Company of Georgia, Inc. (“FAIC-GA”, formerly known as Village Auto Insurance Company, Inc.) is required by the Georgia Department of Insurance to maintain statutory capital and surplus of $3,000 and at June 30, 2006 and 2005, its unaudited statutory capital and surplus as filed was $38,002 and $24,140, respectively. At June 30, 2006 and 2005, on an unaudited consolidated statutory basis, capital and surplus as calculated was $74,586 and $45,345, respectively. For the twelve months ended June 30, 2006 and 2005, unaudited consolidated statutory net income as filed was $10,616 and $7,328, respectively.
          The only material accounting method prescribed or permitted by state insurance departments for either FAIC or FAIC-GA that differs from NAIC statutory accounting practices, relates to a reduction in the statutory capital and surplus of FAIC at June 30, 2006 of $1,237 for investments on deposit with various insurance departments, in states where the company is licensed, but is not yet transacting business.
          The maximum amount of dividends which can be paid by Tennessee and Georgia insurance companies to shareholders, without the prior approval of the respective insurance commissioner, is limited to the greater of 10% of statutory capital and surplus as of December 31 of the next preceding year or net income (not including realized capital gains) for the year. Accordingly, as of December 31, 2005, the maximum amount of dividends which may be made by FAIC or FAIC-GA without prior approval within any preceding twelve-month period are $7,900 and $6,300, respectively (subject to the sufficiency of unassigned surplus). During the twelve month period ended June 30, 2006, FAIC-GA paid a $5,000 dividend to FAIC.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
10.	Parent Company Financial Information
          Summary balance sheets, statements of operations and statements of cash flows of First Acceptance Corporation, the parent company, are presented below:

	June 30,
	2006	2005
Balance Sheets
Assets:
Investment in subsidiaries, at equity in net assets	$81,938	$51,713
Investment in mutual fund	—	10,920
Cash and cash equivalents	7,554	253
Deferred tax asset	42,711	45,150
Other assets	790	177
Foreclosed real estate held for sale	87	961
Goodwill and identifiable intangible assets	143,870	112,704
Amounts due from subsidiaries	1,544	7,806

	$278,494	$229,684

Liabilities:
Notes payable	$23,612	$—
Other liabilities	1,459	1,355
Stockholders’ equity	253,423	228,329

	$278,494	$229,684

	Year Ended June 30,
	2006	2005	2004
Statements of Operations
Gains on sales of foreclosed real estate	$3,638	$755	$4,147
Investment income	807	1,066	778
Equity in income of subsidiaries, net of tax	17,922	17,197	2,411
Expenses	(4,532)	(4,036)	(14,515)

Income (loss) before income taxes	17,835	14,982	(7,179)
Income tax benefit	(10,233)	(11,174)	(3,383)

Net income (loss)	$28,068	$26,156	$(3,796)

	Year Ended June 30,
	2006	2005	2004
Statements of Cash Flows
Operating activities:
Net income (loss)	$28,068	$26,156	$(3,796)
Equity in income of subsidiaries, net of tax	(17,922)	(17,197)	(2,411)
Depreciation and amortization	642	928	430
Stock-based compensation	500	332	7,850
Deferred income taxes	514	(1,589)	(3,383)
Gains on sales of foreclosed real estate	(3,638)	(755)	(4,147)
Change in assets and liabilities	5,725	(3,389)	(2,546)

Net cash provided by (used in) operating activities	13,889	4,486	(8,003)

Investing activities:
Proceeds from sales of foreclosed real estate	4,512	1,202	4,634
Addition to foreclosed real estate	—	(300)	—
Sales (purchases) of investment in mutual fund	10,920	(10,920)	—
Investment in subsidiary	(17,173)	(10,950)	(5,000)
Dividend from subsidiary	750	—	—
Acquisition	(29,853)	(4,000)	(77,718)

Net cash used in investing activities	(30,844)	(24,968)	(78,084)

Financing activities:
Proceeds from borrowing	30,000	—	—
Proceeds from issuance of common stock	223	104	49,364
Purchase of treasury stock	—	(639)	—
Proceeds from exercise of stock options	421	740	406
Payments on borrowings	(6,388)	—	—

Net cash provided by financing activities	24,256	205	49,770

Net increase (decrease) in cash and cash equivalents	$7,301	$(20,277)	$(36,317)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
11. Losses and Loss Adjustment Expenses Incurred and Paid
          Information regarding the reserve for unpaid losses and loss adjustment expenses is as follows.

	Year Ended June 30,
	2006	2005	2004
Liability for unpaid loss and loss adjustment expenses at beginning of year/date of acquisition, gross	$42,897	$30,434	$27,993
Reinsurance balances recoverable	(3,608)	(12,297)	(11,281)

Liability for unpaid loss and loss adjustment expenses at beginning of year/date of acquisition, net	39,289	18,137	16,712

Add: Provision for losses and loss adjustment expenses:
Current year	142,436	88,068	7,381
Prior years	(1,548)	(356)	—
Accretion of net risk margin/discounting as of the date of acquisition	(43)	(219)	(214)

Net loss and loss adjustment expenses incurred	140,845	87,493	7,167

Less: Loss and loss adjustment expense payments:
Current year	90,589	53,238	5,742
Prior years	28,024	13,103	—

Net loss and loss adjustment expense payments	118,613	66,341	5,742

Liability for unpaid loss and loss adjustment expenses at end of year, net	61,521	39,289	18,137
Reinsurance balances recoverable	1,301	3,608	12,297

Liability for unpaid loss and loss adjustment expenses at end of year, gross	$62,822	$42,897	$30,434

          Management believes that the favorable changes in the estimates of unpaid loss and loss adjustment expenses of $1,548 and $356 recognized for the years ended June 30, 2006 and 2005, respectively, were attributable to the inherent uncertainty in the estimation process and were not the result of any individual factor. Management also believes that, for the two months ended June 30, 2004, there was no change in the estimate of unpaid loss and loss adjustment expense for losses and loss adjustment expenses incurred prior to the April 30, 2004 acquisition date of USAuto.
12. Deferred Acquisition Costs / Deferred Ceding Commissions
          The costs of acquiring new and renewal business, which vary with and are directly related to the production of such business, have been deferred (net of ceding commission income from reinsurer) to the extent that such costs are deemed recoverable from future unearned premiums and anticipated investment income. Amortization charged to income for the years ended June 30, 2006, 2005 and 2004 was $15,226, $3,937 and $18, respectively.
13. Notes Payable and Capitalized Lease Obligation
          In connection with the acquisition of the Chicago, Illinois non-standard automobile insurance agencies, on January 12, 2006, the Company entered into, and borrowed under, a credit agreement with two banks consisting of a $5,000 revolving facility and a $25,000 term loan facility, both maturing on June 30, 2010. Outstanding borrowings under the term loan facility bear interest at LIBOR plus 175 basis points per annum (6.88% at June 30, 2006). At June 30, 2006, there were no borrowings outstanding under the revolving facility. The Company entered into an interest rate swap agreement on January 17, 2006 that fixed the interest rate on the term loan facility at 6.63% through June 30, 2010. The term loan facility is due in equal quarterly installments of $1,388, plus interest, beginning April 28, 2006 and ending on April 30, 2010 with a final payment of $1,404 due on June 30, 2010. Both facilities are secured by the common stock and certain assets of selected subsidiaries. The credit agreement contains certain financial covenants regarding (1) a minimum fixed charge coverage ratio, (2) a minimum consolidated

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
tangible net worth, (3) a maximum net premiums written to surplus ratio, (4) a maximum combined ratio and (5) a minimum RBC. At June 30, 2006, the Company was in compliance with all such covenants except for the net premiums written to surplus ratio for which a waiver has been obtained.
          The maturities of the notes payable and capitalized lease obligation secured by equipment as of June 30, 2006 are as follows:

		Capitalized
		Lease
Year Ending June 30,	Notes Payable	Obligation	Total
2007	$5,552	$139	$5,691
2008	5,552	144	5,696
2009	5,552	131	5,683
2010	6,956	—	6,956

	$23,612	$414	$24,026

14. Lease Commitments
          The Company is committed under various lease agreements for office space and equipment. Rental expense for 2006, 2005 and 2004 was $8,077, $3,196 and $528, respectively. Future minimum lease payments under these agreements follow:

Year Ending June 30,	Amount
2007	$10,096
2008	8,486
2009	6,239
2010	5,053
2011	2,211
Thereafter	1,776

Total	$33,861

          Effective with the USAuto acquisition and in accordance with the terms of the severance agreement of Donald J. Edwards, the Company’s former President and Chief Executive Officer, the Company has assigned and transferred to a new entity controlled by Mr. Edwards, all of the Company’s rights, title and interest in its lease for office space in Chicago, Illinois. Such entity has assumed all obligations under the lease and such obligations will be reimbursed to the entity by the Company during the term of the lease. The total future cost of this obligation was $1,086 and such amount was accrued as of the acquisition date in the consolidated financial statements by the Company as part of the cost of Mr. Edward’s severance. At June 30, 2006, $710 remained to be paid under this obligation.
15. Property and Equipment
          The components of property and equipment are as follows:

	June 30,
	2006	2005
Leasehold improvements	$1,740	$1,452
Aircraft	190	190
Furniture and equipment	4,943	3,397
Capitalized lease obligation	431	—

Total property and equipment at cost	7,304	5,039
Less: Accumulated depreciation	(3,928)	(3,077)

Total property and equipment, net	$3,376	$1,962

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
16. Concentrations of Credit Risk
          At June 30, 2006, the Company had certain concentrations of credit risk with several financial institutions in the form of cash and cash equivalents, which amounted to $31,534. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.
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
          Reinsurance is subject to credit risk relating to the Company’s ability to collect the payments from reinsured losses due from reinsurers. Since December 1, 2000, the Company’s primary reinsurer has been Transatlantic Reinsurance Company and from September 1, 2004 through April 14, 2006, the Company only purchased excess-of-loss reinsurance for catastrophic auto physical damage exposures.
17. Employee Benefit Plan
          The Company sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet specified service requirements. Under this plan, the Company may, at its discretion, match 100% of the first 3% of an employee’s salary plus 50% of the next 2% up to the maximum allowed by Internal Revenue Code. The Company’s contributions to the plan for the years ended June 30, 2006, 2005 and 2004 were $396, $282 and $38, respectively.
18. Related Party Transactions
          The Company has entered into employment agreements with certain executives which grant the executives the right to receive certain benefits, including base salary, should such executives be terminated other than for cause.
          Jeremy B. Ford, a former director of the Company, is the son of Gerald J. Ford, the Chairman of the Board of Directors of the Company. Jeremy B. Ford was also an employee of the Company. For the fiscal year ended June 30, 2004, Jeremy B. Ford’s total compensation was $253.
          Brandon L. Jones was the Company’s Senior Vice President of Business Development and is the son-in-law of Edward W. Rose, III, a former director of the Company. For the year ended June 30, 2004, Mr. Jones’ total cash compensation was $207. Also, on December 1, 2002, pursuant to the 2002 Long Term Incentive Plan, the Company granted Mr. Jones an option to purchase 250 shares of common stock of the Company at an exercise price of $3.00 per share. In addition, upon the termination of his employment, Mr. Jones was granted an option to purchase an additional 122 shares at the same exercise price.
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
20. Fair Value of Financial Instruments
          The fair value of financial instruments has been estimated by the Company using available market information as of June 30, 2006 and 2005, and valuation methodologies considered appropriate to the circumstances:
Investments in fixed maturities and the mutual fund are carried at market values which are obtained from a recognized pricing service.
The fair values of cash and cash equivalents, fiduciary funds-restricted, premiums and fees receivable and reinsurance recoverables approximate their carrying amounts based upon their short maturities.
The fair value of the notes payable approximates their carrying amounts based upon their variable interest rates and comparability to rates currently being offered for similar notes.
21. Segment Information
          Prior to the April 30, 2004 acquisition of USAuto, the Company’s business activities were limited to pursuing opportunities to acquire an operating company and to dispose of foreclosed real estate held for sale. As a result of the acquisition, the Company operates in two business segments with its primary focus the selling, servicing and underwriting of non-standard personal automobile insurance.
          The real estate and corporate segment consists of the Company’s above-mentioned business activities prior to the USAuto acquisition in addition to interest expense associated with all debt and other general corporate overhead expenses. Total assets by segment are those assets used in the operation of each segment.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     The following tables present selected financial data by business segment:

		Real Estate
	Insurance	and	Consolidated
Year Ended June 30, 2006	Operations	Corporate	Total
Revenues:
Premiums earned	$206,754	$—	$206,754
Commissions and fees	28,774	—	28,774
Transaction service fee	4,150	—	4,150
Gains on sales of foreclosed real estate	—	3,638	3,638
Investment income	4,955	807	5,762
Other gains (losses)	(76)	—	(76)

Total revenues	244,557	4,445	249,002

Expenses:
Losses and loss adjustment expenses	140,845	—	140,845
Operating expenses	75,773	2,494	78,267
Stock-based compensation	—	500	500
Depreciation and amortization	1,463	—	1,463
Interest expense	—	898	898

Total expenses	218,081	3,892	221,973

Income before income taxes	$26,476	$553	$27,029

Total assets at June 30, 2006	$383,337	$50,969	$434,306

		Real Estate
	Insurance	and	Consolidated
Year Ended June 30, 2005	Operations	Corporate	Total
Revenues:
Premiums earned	$132,347	$—	$132,347
Commissions and fees	27,151	—	27,151
Ceding commissions from reinsurer	2,975	—	2,975
Gains on sales of foreclosed real estate	—	755	755
Investment income	2,287	1,066	3,353
Other	214	—	214

Total revenues	164,974	1,821	166,795

Expenses:
Losses and loss adjustment expenses	87,493	—	87,493
Operating expenses	49,921	2,775	52,696
Stock-based compensation	—	332	332
Depreciation and amortization	1,920	—	1,920
Interest expense	—	351	351

Total expenses	139,334	3,458	142,792

Income (loss) before income taxes	$25,640	$(1,637)	$24,003

Total assets at June 30, 2005	$272,514	$58,208	$330,722

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

		Real Estate
	Insurance	and	Consolidated
Year Ended June 30, 2004	Operations	Corporate	Total
Revenues:
Premiums earned	$11,728	$—	$11,728
Commissions and fees	4,401	—	4,401
Ceding commissions from reinsurer	1,925	—	1,925
Gains on sales of foreclosed real estate	—	4,147	4,147
Investment income	180	778	958
Other	(6)	—	(6)

Total revenues	18,228	4,925	23,153

Expenses:
Losses and loss adjustment expenses	7,167	—	7,167
Operating expenses	7,194	6,235	13,429
Stock-based compensation	—	7,850	7,850
Depreciation and amortization	608	40	648
Interest expense	—	44	44

Total expenses	14,969	14,169	29,138

Income (loss) before income taxes	$3,259	$(9,244)	$(5,985)

Total assets at June 30, 2004	$215,127	$70,540	$285,667

22. Selected Quarterly Financial Data (unaudited)
          Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data are summarized as follows.

	Quarters
	First	Second	Third	Fourth
Year Ended June 30, 2006
Operating revenues	$50,258	$53,841	$70,068	$74,835
Net income before income taxes	$5,633	$5,448	$9,031	$6,917
Net income	$3,713	$3,800	$5,864	$14,691

Basic net income per share	$0.08	$0.08	$0.12	$0.31
Diluted net income per share	$0.08	$0.08	$0.12	$0.30

Year Ended June 30, 2005
Operating revenues	$30,903	$40,725	$45,395	$49,772
Net income before income taxes	$5,898	$7,328	$6,779	$3,998
Net income	$3,864	$4,687	$4,405	$13,200

Basic net income per share	$0.08	$0.10	$0.09	$0.28
Diluted net income per share	$0.08	$0.10	$0.09	$0.27

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          Under the supervision and with the participation of our management team, including our chief executive officer and acting chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2006. Based on that evaluation, our chief executive officer (principal executive officer) and acting chief financial officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of June 30, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
          Under the supervision and with the participation of our management, including our chief executive officer and acting chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2006.
          Our independent registered public accounting firm, Ernst & Young, LLP has issued an attestation report on management’s assessment of our internal control over financial reporting, which report appears on page 41 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
          During the fourth fiscal quarter of the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
          None.

PART III
Item 10. Directors and Executive Officers of the Registrant
          Information with respect to our directors, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 9, 2006, under the caption “Election of Directors,” is incorporated herein by reference. Pursuant to General Instruction G(3), information concerning our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
          Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 9, 2006, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.
          Information with respect to our code of business conduct and ethics, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 9, 2006, under the caption “Code of Business Conduct and Ethics,” is incorporated herein by reference.
          On December 16, 2005, the Company filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. The Company has filed as exhibits to this Annual Report on Form 10-K and to the Annual Report on Form 10-K for the year ended June 30, 2006, the applicable certifications of its Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of the Company’s public disclosures.
Item 11. Executive Compensation
          Information with respect to our executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 9, 2006, under the caption “Executive Compensation,” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 9, 2006, under the captions “Stock Ownership” and “Equity Compensation Plan Information,” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
          Information with respect to certain relationships and related transactions, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 9, 2006, under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
          Information with respect to the fees paid to and services provided by our principal accountants, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 9, 2006, under the caption “Fees Billed to Us by Ernst & Young LLP and KPMG LLP During 2006 and 2005,” is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial Statements, Financial Statement Schedules and Exhibits
(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements on Page 39.

(2)	Financial Statement Schedules: All financial statement schedules are omitted as the information is either included in the notes to the consolidated financial statements or is not applicable.

(3)	Exhibits: See the exhibit listing set forth below.

Exhibit
Number
2.1	Plan of Reorganization dated as of April 1, 1996, between the Trust and the Company (incorporated by reference to Exhibit 2.1 of Registration Statement No. 333-07439 on Form S-4, filed July 2, 1996 (the “Registration Statement”)).

2.2	Stock Purchase Agreement dated as of January 16, 1996, between Liberté Investors Trust and Hunter’s Glen/Ford, Ltd. (the “Purchaser”) (incorporated by reference to Exhibit 4.1 of Liberté Investors Trust’s Current Report on Form 8-K filed with the Commission on January 24, 1996), as amended by the Amendment to the Stock Purchase Agreement, dated as of February 27, 1996, and the Second Amendment to the Stock Purchase Agreement, dated as of March 28, 1996 (incorporated by reference to Exhibit 2.1 of Liberté Investors Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

2.3	Agreement and Plan of Merger by and among the Company, USAH Merger Sub, Inc., USAuto Holdings, Inc. and the Stockholders of USAuto Holdings, Inc., dated as of December 15, 2003 (incorporated by reference to Exhibit 2.1 of Registration Statement No. 333-111161 on Form S-1, filed December 15, 2003).

3.1	Restated Certificate of Incorporation of First Acceptance Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 3, 2004).

3.2	Amended and Restated Bylaws of First Acceptance Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K dated September 28, 2004).

4.1	Form of Registration Rights Agreement dated August 16, 1996, between the Company and the Purchaser (incorporated by reference to Exhibit 4.1 of the Registration Statement).

4.2	Form of Agreement Clarifying Registration Rights dated August 16, 1996, between the Company, the Purchaser, the Enloe Descendants’ Trust, and Robert Ted Enloe, III (incorporated by reference to Exhibit 4.3 of the Registration Statement).

4.3	Registration Rights Agreement dated as of July 1, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 11, 2002).

4.4	Form of certificate representing shares of common stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed December 26, 2002).

10.1	Form of Indemnification Agreement for the Company’s directors and officers and schedule of substantially identical documents (incorporated by reference to Exhibit 10.2 of the Registration Statement).

Exhibit
Number
10.2	Employment Agreement dated as of July 1, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 11, 2002).*

10.3	First Acceptance Corporation 2002 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed May 18, 2004).*

10.4	Nonqualified Stock Option Agreement dated as of July 9, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated July 11, 2002).*

10.5	Indemnification Agreement dated as of July 1, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated July 11, 2002).

10.6	Stock Purchase Agreement dated as of July 9, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-8 dated December 26, 2002).*

10.7	Stock Purchase Agreement dated as of June 30, 2003, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K dated September 26, 2003).*

10.8	Advisory Services Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Edwards Capital LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.9	Separation Agreement dated as of April 30, 2004, by and between First Acceptance Corporation and Donald J. Edwards (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.10	Employment Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.11	Employment Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.12	Nonqualified Stock Option Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.13	Nonqualified Stock Option Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.14	Registration Rights Agreement, dated as of April 30, 2004, by and among First Acceptance Corporation, Stephen J. Harrison and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated May 3, 2004).

10.15	Severance Compensation Agreement, dated as of August 24, 2004, by and between First Acceptance Corporation and Charles David Hamilton (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K dated September 28, 2004).*

Exhibit
Number
10.16	Form of Restricted Stock Award Agreement under the Company’s 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 3, 2004).*

10.17	Form of Nonqualified Stock Option Agreement under the Company’s 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 3, 2004).*

10.18	First Acceptance Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registration Statement No. 333-121551 on Form S-8, filed December 22, 2004).

10.19	Summary of Compensation for Non-Employee Directors and Named Executive Officers

10.20	Asset Purchase Agreement dated as of January 12, 2006, by and among First Acceptance Corporation, Acceptance Insurance Agency of Illinois, Inc., Insurance Plus Agency II, Inc., Yale International Insurance Agency, Inc. and Constantine Danos (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 18, 2006)

10.22	Credit Agreement dated as of January 12, 2006, by and among First Acceptance Corporation, SunTrust Bank, in its capacity as a lender and as administrative agent for the lenders, and First Bank. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 18, 2006)

14	First Acceptance Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K dated September 28, 2004).

21	Subsidiaries of First Acceptance Corporation.

23.1	Consent of Ernst & Young, LLP.

23.2	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Acting Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION

Date: September 13, 2006	By	/s/ Stephen J. Harrison

Stephen J. Harrison
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen J. Harrison Stephen J. Harrison	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 13, 2006

/s/ Michael J. Bodayle Michael J. Bodayle	Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 13, 2006

/s/ Gerald J. Ford Gerald J. Ford	Chairman of the Board of Directors	September 13, 2006

/s/ Thomas M. Harrison, Jr. Thomas M. Harrison, Jr.	Executive Vice President, Secretary and Director	September 13, 2006

/s/ Rhodes R. Bobbitt Rhodes R. Bobbitt	Director	September 13, 2006

/s/ Harvey B. Cash Harvey B. Cash	Director	September 13, 2006

/s/ Donald J. Edwards Donald J. Edwards	Director	September 13, 2006

/s/ Tom C. Nichols Tom C. Nichols	Director	September 13, 2006

/s/ Lyndon L. Olson Lyndon L. Olson	Director	September 13, 2006

/s/ William A. Shipp, Jr. William A. Shipp, Jr.	Director	September 13, 2006