Form 10-Q
period 2006-09-30
FIRST ACCEPTANCE CORP /DE/
filed 2006-11-09
CIK 1017907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2006, there were outstanding 47,584,763 shares of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,
	2006
	(Unaudited)	June 30, 2006
ASSETS

Fixed maturities, available for sale at fair value (amortized cost $141,244 and $131,291, respectively)	$141,052	$127,828
Cash and cash equivalents	27,266	31,534
Premiums and fees receivable	72,320	64,074
Reinsurance recoverables	1,063	1,344
Receivable for securities	—	999
Deferred tax asset	47,405	48,068
Other assets	7,979	7,796
Property and equipment, net	3,542	3,376
Foreclosed real estate held for sale	128	87
Deferred acquisition costs	6,057	5,330
Goodwill	137,045	137,045
Identifiable intangible assets	6,721	6,825

TOTAL ASSETS	$450,578	$434,306

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$70,534	$62,822
Unearned premiums	85,979	76,117
Deferred fee income	2,318	2,214
Notes payable and capitalized lease obligations	22,813	24,026
Payable for securities	—	4,914
Other liabilities	10,052	10,790

Total liabilities	191,696	180,883

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 47,585 and 47,535 shares issued and outstanding, respectively	476	475
Additional paid-in capital	459,743	459,049
Accumulated other comprehensive loss	(192)	(3,463)
Accumulated deficit	(201,145)	(202,638)

Total stockholders’ equity	258,882	253,423

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$450,578	$434,306

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2006	2005
Revenues:
Premiums earned	$67,421	$42,754
Fee income	9,212	6,405
Transaction service fee	575	—
Investment income	1,947	1,099
Losses on sales of investments	(53)	—

	79,102	50,258

Costs and expenses:
Losses and loss adjustment expenses	52,420	28,491
Insurance operating expenses	22,329	15,223
Other operating expenses	1,108	613
Stock-based compensation	104	84
Depreciation	289	178
Amortization of identifiable intangible assets	104	36
Interest expense	412	—

	76,766	44,625

Income before income taxes	2,336	5,633
Income tax expense	843	1,920

Net income	$1,493	$3,713

Net income per share, basic and diluted	$0.03	$0.08

Number of shares used to calculate net income per share:
Basic	47,545	47,455

Diluted	49,663	49,465

Reconciliation of net income to comprehensive income:
Net income	$1,493	$3,713
Net unrealized appreciation (depreciation) on investments	3,271	(824)

Comprehensive income	$4,764	$2,889

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,493	$3,713
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	393	214
Stock-based compensation	104	84
Amortization of premium on fixed maturities	56	175
Deferred income taxes	663	1,731
Losses on sales of investments	53	—
Change in:
Premiums and fees receivable	(8,246)	(2,943)
Reinsurance recoverables	281	1,034
Other assets	(183)	20
Deferred acquisition costs	(727)	(351)
Loss and loss adjustment expense reserves	7,712	3,005
Unearned premiums	9,862	4,134
Deferred fee income	104	(919)
Other liabilities	(738)	(1,025)

Net cash provided by operating activities	10,827	8,872

Cash flows from investing activities:
Addition to foreclosed real estate	(41)	—
Acquisitions of property and equipment	(455)	(392)
Purchases of fixed maturities, available-for-sale	(18,780)	(13,420)
Maturities and paydowns of fixed maturities, available for sale	592	582
Sales of fixed maturities, available for sale	8,126	—
Purchases of investment in mutual fund	—	(219)
Net (decrease) increase in payable/receivable for securities	(3,915)	1,007

Net cash used in investing activities	(14,473)	(12,442)

Cash flows from financing activities:
Proceeds from borrowings	227	—
Net proceeds from sale of common stock	591	—
Payments on borrowings	(1,440)	—

Net cash used in financing activities	(622)	—

Net decrease in cash and cash equivalents	(4,268)	(3,570)
Cash and cash equivalents at beginning of period	31,534	24,762

Cash and cash equivalents at end of period	$27,266	$21,192

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(Unaudited)
1. General
     The consolidated financial statements of First Acceptance Corporation (the “Company”) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with the current year presentation.
     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
2. Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	September 30,
	2006	2005
Net income	$1,493	$3,713

Weighted average common basic shares	47,545	47,455
Effect of dilutive securities — options	2,118	2,010

Weighted average common dilutive shares	49,663	49,465

Basic and diluted net income per share	$0.03	$0.08

3. Stock-Based Compensation
     During the three months ended September 30, 2006, the Company issued 500 stock options to employees under its 2002 Long Term Incentive Plan (the “Plan”). The options were issued at $11.81 per share and vest equally in annual installments with 250 shares vesting over five years and 250 shares vesting over four years. Compensation expense related to these options was $3,076, of which $1,538 will be amortized through September 2010 and $1,538 will be amortized through September 2011. None of these options were exercisable at September 30, 2006, and they expire on September 13, 2016. There were no options exercised or forfeited during the three months ended September 30, 2006. Shares remaining available for issuance under the Plan were 3,477 at September 30, 2006.
4. Segment Information
     The Company operates in two business segments with its primary focus being the selling, servicing and underwriting of non-standard personal automobile insurance. The real estate and corporate segment consists of activities related to the disposition of foreclosed real estate held for sale, interest expense associated with all debt and other general corporate overhead expenses. Total assets by segment are those assets used in the operation of each segment.

     The following tables present selected financial data by business segment:

		Real Estate
		and	Consolidated
Three Months Ended September 30, 2006	Insurance	Corporate	Total
Revenues:
Premiums earned	$67,421	$—	$67,421
Fee income	9,212	—	9,212
Transaction service fee	575	—	575
Investment income	1,859	88	1,947
Losses on sales of investments	(53)	—	(53)

	79,014	88	79,102

Costs and expenses:
Losses and loss adjustment expenses	52,420	—	52,420
Operating expenses	22,329	1,108	23,437
Stock-based compensation	—	104	104
Depreciation and amortization	393	—	393
Interest expense	—	412	412

	75,142	1,624	76,766

Income (loss) before income taxes	$3,872	$(1,536)	$2,336

Total assets at September 30, 2006	$400,175	$50,403	$450,578

		Real Estate
		and	Consolidated
Three Months Ended September 30, 2005	Insurance	Corporate	Total
Revenues:
Premiums earned	$42,754	$—	$42,754
Commissions and fees	6,405	—	6,405
Investment income	887	212	1,099

	50,046	212	50,258

Costs and expenses:
Losses and loss adjustment expenses	28,491	—	28,491
Operating expenses	15,223	613	15,836
Stock-based compensation	—	84	84
Depreciation and amortization	214	—	214

	43,928	697	44,625

Income (loss) before income taxes	$6,118	$(485)	$5,633

Total assets at September 30, 2005	$284,557	$55,340	$339,897

5. Stockholders’ Equity
     On September 13, 2006, the Company sold 50 shares of common stock to an executive officer for an aggregate purchase price of $591, or $11.81 per share, which was the closing price of the common stock on the New York Stock Exchange on the date of sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The following discussion should be read in conjunction with the Company’s consolidated financial statements included with this report and our consolidated financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended June 30, 2006 included in our Annual Report on Form 10-K.
General
     As of September 30, 2006, we leased and operated 466 retail locations, staffed by employee-agents. Our employee-agents exclusively sell insurance products either underwritten or serviced by us. As of September 30, 2006, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business - General” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 for additional information with respect to our business.
     The following table shows the changes in the number of our retail locations for the periods presented. Retail location counts are based upon the date that a location commenced writing business. In prior years, we reported this information based upon the date that a location was leased. Information for all prior periods presented has been restated to conform to the current period’s method of presentation.

	Three Months Ended
	September 30,
	2006	2005
Retail locations — beginning of period	460	248
Opened	9	63
Closed	(3)	(1)

Retail locations — end of period	466	310

     The following table shows the number of our retail locations by state and the change from the preceding quarter end.

					Change in Locations
					Three Months Ended
	September 30,		June 30,		September 30,
	2006	2005	2006	2005	2006	2005
Alabama	25	25	25	25	—	—
Florida	40	25	39	20	1	5
Georgia	63	63	63	62	—	1
Illinois	85	13	86	5	(1)	8
Indiana	26	21	26	21	—	—
Mississippi	8	8	8	8	—	—
Missouri	17	17	18	14	(1)	3
Ohio	30	29	30	29	—	—
Pennsylvania	25	15	25	7	—	8
South Carolina	26	—	21	—	5	—
Tennessee	21	20	20	20	1	—
Texas	100	74	99	37	1	37

Total	466	310	460	248	6	62

Critical Accounting Policies
     There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2006 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
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

	Three Months Ended
	September 30,
	2006	2005
	(in thousands)
Insurance Operations
Revenues:
Premiums earned	$67,421	$42,754
Fee income	9,212	6,405
Transaction service fee	575	—
Investment income	1,859	887
Losses on sales of investments	(53)	—

	79,014	50,046

Costs and expenses:
Losses and loss adjustment expenses	52,420	28,491
Operating expenses	22,329	15,223
Depreciation and amortization	393	214

	75,142	43,928

Income before income taxes	$3,872	$6,118

	Three Months Ended
	September 30,
	2006	2005
	(in thousands)
Real Estate and Corporate
Revenues:
Investment income	$88	$212

	88	212

Costs and expenses:
Operating expenses	1,108	613
Stock-based compensation	104	84
Interest expense	412	—

	1,624	697

Loss before income taxes	$(1,536)	$(485)

     Our insurance operations generate revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through two insurance company subsidiaries, First Acceptance Insurance Company, Inc. and First Acceptance Insurance Company of Georgia, Inc. Our insurance operations revenues are primarily generated from:
•	premiums earned, including policy and renewal fees, from (i) sales of policies issued by our insurance company subsidiaries, net of the portion of those premiums ceded to reinsurers, and (ii) the sales of policies issued by our managing general agency (“MGA”) subsidiaries that are assumed 100% by our insurance company subsidiaries through quota-share reinsurance;

•	fee income, including installment billing fees on policies written and fees for other ancillary services (principally a motor club product);

•	a transaction service fee (for the period from January 12, 2006 through December 31, 2006) for servicing the run-off business previously written by the Chicago agencies whose business we acquired; and

•	investment income earned on the invested assets of the insurance company subsidiaries.
     The following table presents gross premiums earned by state and includes policies written by the insurance company subsidiaries and policies issued by our MGA subsidiaries on behalf of other insurance companies that are assumed 100% by one of the insurance company subsidiaries through quota-share reinsurance. Although we are licensed in Texas, we currently write some business in Texas through the Texas county mutual insurance company system that is assumed 100% by one of the insurance company subsidiaries. Premiums ceded during the three months ended September 30, 2005 reflect only the cost of catastrophic reinsurance. Effective April 14, 2006, we elected to not renew our catastrophic reinsurance.

	Three Months Ended
	September 30,
	2006	2005	Change
	(in thousands)
Gross premiums earned:
Georgia	$17,190	$17,316	$(126)
Florida	12,229	2,589	9,640
Alabama	7,289	6,930	359
Texas	6,661	2,459	4,202
Illinois	6,637	122	6,515
Tennessee	5,947	6,331	(384)
Ohio	3,862	3,300	562
Indiana	1,937	1,161	776
South Carolina	1,822	—	1,822
Missouri	1,430	1,234	196
Mississippi	1,231	1,211	20
Pennsylvania	1,186	125	1,061

Total gross premiums earned	67,421	42,778	24,643
Premiums ceded	—	(24)	24

Total net premiums earned	$67,421	$42,754	$24,667

     The following table presents the change in the total number of policies in force for the insurance operations for the periods presented. Policies in force increase as a result of new policies issued and decrease as a result of policies that cancel or expire and are not renewed.

	Three Months Ended
	September 30,
	2006	2005
Policies in force — beginning of period	200,401	119,422
Net increase during period	16,907	6,377

Policies in force — end of period	217,308	125,799

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
     Expense Ratio — Expense ratio is the ratio (expressed as a percentage) of operating expenses to premiums earned. This is a measurement that illustrates relative management efficiency in administering our operations. We calculate this ratio on a net basis as a percentage of net premiums earned. Insurance operating expenses are reduced by fee income from insureds and, for the three months ended September 30, 2006, the transaction service fee we received for servicing the run-off business previously written by the Chicago agencies whose business we acquired in January 2006.

     Combined Ratio — Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, an insurance company cannot be profitable without sufficient investment income. The following table presents the combined ratios for the insurance operations for the periods presented.

	Three Months Ended
	September 30,
	2006	2005
Loss and loss adjustment expense	77.8%	66.6%
Expense	18.6%	20.6%

Combined	96.4%	87.2%

     The invested assets of the insurance operations are generally highly liquid and consist substantially of readily marketable, investment grade, municipal and corporate bonds and collateralized mortgage obligations. At September 30, 2006, approximately 6% of our fixed maturities portfolio was tax-exempt. All cash equivalents are taxable. We invest in certain securities issued by political subdivisions in the states of Georgia and Tennessee, as these investments enable our insurance company subsidiaries to obtain premium tax credits. Investment income is comprised primarily of interest earned on these securities, net of related investment expenses. Realized gains and losses on our investment portfolio may occur from time to time as changes are made to our holdings based upon changes in interest rates and changes in the credit quality of securities held.
Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005
     Consolidated Results
     Revenues for the three months ended September 30, 2006 increased 57% to $79.1 million from $50.3 million in the same period last year. Net income for the three months ended September 30, 2006 was $1.5 million, compared with $3.7 million for the three months ended September 30, 2005. Basic and diluted net income per share was $0.03 for the three months ended September 30, 2006 compared with $0.08 for the three months ended September 30, 2005.
     Insurance Operations
     Revenues from insurance operations were $79.0 million for the three months ended September 30, 2006 compared with $50.0 million for the three months ended September 30, 2005. Income before income taxes was $3.9 million for the three months ended September 30, 2006 compared with $6.1 million for the three months ended September 30, 2005.
     Premiums Earned
     Premiums earned increased by $24.7 million, or 57%, to $67.4 million for the three months ended September 30, 2006, from $42.8 million for the three months ended September 30, 2005. The increase was due primarily to the development of additional retail locations. Approximately 80% of the premium growth was in Florida and Texas, where we opened 81 locations in fiscal year 2006, and Chicago, where we acquired 72 locations in January 2006. The total number of insured policies in force at September 30, 2006 increased 73% over the same date in 2005 from 125,799 to 217,308. At September 30, 2006, we operated 466 retail locations (or “stores”) compared with 310 stores at September 30, 2005.
     Fee Income and Transaction Service Fee
     Fee income increased 44% to $9.2 million for the three months ended September 30, 2006, from $6.4 million for the three months ended September 30, 2005. The increase was the result of the growth in net premiums earned. However, fee income increased at a rate lower than our increase in premiums earned because we charge lower fees in Florida compared with our other states. Revenues for the three months ended September 30, 2006 included a $0.6 million transaction service fee earned in connection with the Chicago acquisition for servicing the run-off business previously written by the Chicago agencies whose assets we acquired in January 2006.

     Investment Income
     Investment income increased primarily as a result of the increase in invested assets as a result of our growth and to a lesser extent as a result of the shift in our portfolio from tax-exempt to taxable investments. The weighted average investment yields for our fixed maturities portfolio were 5.1% and 4.4% at September 30, 2006 and 2005, respectively, with effective durations of 3.63 years and 3.57 years at September 30, 2006 and 2005, respectively. The yields for the comparable Lehman Brothers indices were 4.9% and 4.4% at September 30, 2006 and 2005, respectively.
     Loss and Loss Adjustment Expenses
     The loss and loss adjustment expense ratio was 77.8% for the three months ended September 30, 2006 compared with 66.6% for the three months ended September 30, 2005. During the three months ended September 30, 2006, loss and loss adjustment expense reserves for prior accident quarters developed adversely by approximately $3.7 million and accounted for 5.5% of the ratio for the current quarter. Of these amounts, $2.5 million, or 3.7%, related to liability coverages and $1.2 million, or 1.8%, related to physical damage coverages. The adverse development related primarily to the estimation of the severity of losses in Florida and Texas, where we had significant growth during 2006 and Georgia where we reduced our physical damage premium rates effective January 23, 2006. We have or will be taking action to modify premium rates in these states. Excluding the adverse development for prior accident quarters, the loss and loss adjustment expense ratio for the current quarter was 72.3% compared with 66.6% for the same quarter last year. This increase in the ratio for the current accident quarter was the result of three factors: anticipated higher loss ratios in Florida and Texas; an increase in the loss adjustment expense ratio (primarily as a result of a planned increase in claims department staffing as a result of recent and future growth); and an increase in the loss ratio in other states.
     Operating Expenses
     Insurance operating expenses increased 47% to $22.3 million for the three months ended September 30, 2006 from $15.2 million for the three months ended September 30, 2005. This increase is primarily due to the costs associated with new stores (including those acquired in Chicago) and expenses (variable employee-agent compensation and premium taxes) that vary along with the increase in net premiums earned.
     The expense ratio decreased from 20.6% for the three months ended September 30, 2005 to 18.6% for the three months ended September 30, 2006. This decrease is primarily as a result of the increase in premiums earned from new stores without a corresponding increase in their fixed operating costs (advertising, rent and base compensation of our employee-agents).
     Overall, the combined ratio increased to 96.4% for the three months ended September 30, 2006 from 87.2% for the three months ended September 30, 2005.
     Real Estate and Corporate
     Loss before income taxes for the three months ended September 30, 2006 was $1.5 million compared with $0.5 million for the three months ended September 30, 2005. There were no gains on sales of foreclosed real estate held for the three month periods ended September 30, 2006 and 2005.
     Other operating expenses primarily include other general corporate overhead expenses. During the three months ended September 30, 2006, we incurred costs of $0.3 million (primarily recruiting and relocation expenses) related to the hiring of a new Executive Vice President. In addition, for the three months ended September 30, 2006, we incurred $0.4 million of interest expense in connection with the borrowing related to the Chicago acquisition.
Liquidity and Capital Resources
     Our primary sources of funds are premiums, fee income and investment income. Our primary uses of funds are the payment of claims and operating expenses. Operating activities for the three months ended September 30, 2006 provided $10.8 million of cash, compared with $8.9 million provided in the same period in fiscal 2006. Net cash used by investing activities for the three months ended September 30, 2006 was $14.5 million, compared with $12.4 million in the same period in fiscal 2006. Both periods reflect net additions to our investment portfolio as a result of the increase in net premiums earned. During the three months ended September 30, 2006, we sold fixed maturity investments of $8.1 million that were reinvested in order to help obtain premium tax credits.
     During the three months ended September 30, 2006, we increased the statutory capital and surplus of the insurance company subsidiaries by $2.4 million to support additional premium writings. Of this capital contribution, $1.4 million came from funds our holding company received from the insurance company subsidiaries through an intercompany tax allocation agreement under which the holding company was reimbursed for current tax benefits utilized through the recognition of tax net operating loss carryforwards. At September 30, 2006, we had $8.5 million available in unrestricted cash and investments outside of the insurance company subsidiaries. In October 2006, we used $1.8 million of this amount to pay a scheduled quarterly payment of principal and interest on our notes payable to banks.
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
     We believe that existing cash and investment balances, when combined with anticipated cash flows generated from operations and dividends from our insurance company subsidiaries, will be adequate to meet our expected liquidity needs in both the short term and the reasonably foreseeable future. Our growth strategy includes possible acquisitions. Any acquisitions or other unexpected growth opportunities may require external financing, and we may from time to time seek to obtain external financing. We cannot assure you that additional sources of financing will be available to us or that any such financing would not negatively impact our results of operations.
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
     In connection with the acquisition, we concurrently entered into, and borrowed under, a credit agreement with two banks consisting of a $5 million revolving facility and a $25 million term loan facility, both maturing on June 30, 2010. Both facilities bear interest at LIBOR plus 175 basis points per annum. We entered into an interest rate swap agreement on January 17, 2006 that fixed the interest rate on the term loan facility at 6.63% through June 30, 2010. The term loan facility is due in equal quarterly installments of $1.4 million, plus interest, beginning April 30, 2006 and ending April 30, 2010 with a final payment of $1.4 million due on June 30, 2010. Both facilities are secured by the common stock and certain assets of selected subsidiaries. The credit agreement contains certain financial covenants. At September 30, 2006, the unpaid balance due under the facilities was $22.2 million and we were in compliance with all such covenants.

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
     We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in the “Business — Risk Factors” section of the Annual Report on Form 10-K for the year ended June 30, 2006.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have an exposure to interest rate risk relating to fixed maturity investments. Changes in market interest rates directly impact the market value of our fixed maturity securities. Some fixed maturity securities have call or prepayment options. This subjects us to reinvestment risk as issuers may call their securities, which could result in us reinvesting the proceeds at lower interest rates. We manage exposure to interest rate risks by adhering to specific guidelines in connection with our investment portfolio. We invest primarily in municipal and corporate bonds and collateralized mortgage obligations that have been rated “A” or better by Standard & Poors. At September 30, 2006, 87.5% of our investment portfolio was invested in securities rated “AA” or better by Standard & Poors, and 98.6% was invested in securities rated “A” or better by Standard & Poors. We have not recognized any other than temporary losses on our investment portfolio. We also utilize the services of a professional fixed income investment manager.
     As of September 30, 2006, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities portfolio would have resulted in an estimated decrease in fair value of 4.3%, or approximately $6.1 million. Conversely, as of the same date, the impact of an immediate 100 basis point decrease in market interest rates on our fixed maturities portfolio would have resulted in an estimated increase in fair value of 4.1%, or approximately $5.8 million.
     In connection with the January 12, 2006 Chicago acquisition, we entered into a new $30.0 million credit facility that includes a $25.0 million term loan facility and a $5.0 million revolving facility. Although we have fixed the interest rate of the $25.0 million term loan facility through an interest rate swap agreement, we have interest rate risk with respect to the revolving facility, which bears interest at a floating rate of LIBOR plus 175 basis points per annum. At September 30, 2006, there were no outstanding borrowings under the revolving facility.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2006. Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
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

FIRST ACCEPTANCE CORPORATION
November 9, 2006	By:	/s/ Stephen J. Harrison
Stephen J. Harrison
Chief Executive Officer

November 9, 2006	By:	/s/ Edward L. Pierce
Edward L. Pierce
Chief Financial Officer