Form 10-Q
period 2006-12-31
FIRST ACCEPTANCE CORP /DE/
filed 2007-02-08
CIK 1017907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 2, 2007, there were outstanding 47,602,524 shares of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2006

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2006
	(Unaudited)	June 30, 2006
ASSETS

Fixed maturities, available for sale at fair value (amortized cost $170,762 and $131,291, respectively)	$170,359	$127,828
Cash and cash equivalents	10,937	31,534
Premiums and fees receivable	68,011	64,074
Reinsurance recoverables	782	1,344
Receivable for securities	25	999
Deferred tax asset	46,049	48,068
Other assets	7,492	7,796
Property and equipment, net	3,653	3,376
Foreclosed real estate held for sale	207	87
Deferred acquisition costs	5,395	5,330
Goodwill	137,045	137,045
Identifiable intangible assets	6,618	6,825

TOTAL ASSETS	$456,573	$434,306

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$74,765	$62,822
Unearned premiums	80,499	76,117
Deferred fee income	2,059	2,214
Notes payable and capitalized lease obligations	26,372	24,026
Payable for securities	—	4,914
Other liabilities	11,015	10,790

Total liabilities	194,710	180,883

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 47,603 and 47,535 shares issued and outstanding, respectively	476	475
Additional paid-in capital	460,234	459,049
Accumulated other comprehensive loss	(403)	(3,463)
Accumulated deficit	(198,444)	(202,638)

Total stockholders’ equity	261,863	253,423

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$456,573	$434,306

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues:
Premiums earned	$72,424	$44,816	$139,845	$87,570
Fee income	9,554	6,624	18,766	13,029
Transaction service fee	275	—	850	—
Gains on sales of foreclosed real estate	—	821	—	821
Investment income	2,098	1,216	4,045	2,315
Gains (losses) on sales of investments	(30)	4	(83)	4

	84,321	53,481	163,423	103,739

Costs and expenses:
Losses and loss adjustment expenses	54,886	30,438	107,306	58,929
Insurance operating expenses	23,509	16,505	45,839	31,728
Other operating expenses	514	609	1,622	1,222
Stock-based compensation	354	262	458	346
Depreciation and amortization	399	219	791	433
Interest expense	418	—	830	—

	80,080	48,033	156,846	92,658

Income before income taxes	4,241	5,448	6,577	11,081
Income tax expense	1,540	1,648	2,383	3,568

Net income	$2,701	$3,800	$4,194	$7,513

Net income per share:
Basic	$0.06	$0.08	$0.09	$0.16

Diluted	$0.05	$0.08	$0.08	$0.15

Number of shares used to calculate net income per share:
Basic	47,588	47,457	47,566	47,456

Diluted	49,694	49,490	49,672	49,489

Reconciliation of net income to comprehensive income:
Net income	$2,701	$3,800	$4,194	$7,513
Net unrealized appreciation (depreciation) on investments	(211)	(469)	3,060	(1,293)

Comprehensive income	$2,490	$3,331	$7,254	$6,220

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,194	$7,513
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	791	433
Stock-based compensation	458	346
Amortization of premium on fixed maturities	130	287
Deferred income taxes	2,019	3,664
Gains on sales of foreclosed real estate	—	(821)
(Gains) losses on sales of investments	83	(4)
Change in:
Premiums and fees receivable	(3,937)	(2,758)
Reinsurance recoverables	562	1,382
Other assets	304	(113)
Deferred acquisition costs	(65)	(943)
Loss and loss adjustment expense reserves	11,943	7,480
Unearned premiums	4,382	4,998
Deferred fee income	(155)	(770)
Other liabilities	225	(1,089)

Net cash provided by operating activities	20,934	19,605

Cash flows from investing activities:
Proceeds from sales of foreclosed real estate	—	897
Improvements to foreclosed real estate	(120)	—
Acquisitions of property and equipment	(634)	(724)
Purchases of fixed maturities, available-for-sale	(54,117)	(32,394)
Maturities and paydowns of fixed maturities, available-for-sale	1,891	3,046
Sales of fixed maturities, available for sale	12,542	539
Purchases of investment in mutual fund	—	(319)
Net (decrease) increase in payable/receivable for securities	(3,940)	—

Net cash used in investing activities	(44,378)	(28,955)

Cash flows from financing activities:
Proceeds from borrowings	5,000	—
Net proceeds from issuance of common stock	728	121
Payments on borrowings	(2,881)	—

Net cash provided from financing activities	2,847	121

Net decrease in cash and cash equivalents	(20,597)	(9,229)
Cash and cash equivalents at beginning of period	31,534	24,762

Cash and cash equivalents at end of period	$10,937	$15,533

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
2.	Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income	$2,701	$3,800	$4,194	$7,513

Weighted average common basic shares	47,588	47,457	47,566	47,456
Effect of dilutive securities — options	2,106	2,033	2,106	2,033

Weighted average common dilutive shares	49,694	49,490	49,672	49,489

Basic net income per share	$0.06	$0.08	$0.09	$0.16

Diluted net income per share	$0.05	$0.08	$0.08	$0.15

3.	Stock-Based Compensation
     During the six months ended December 31, 2006, the Company issued 600 stock options to employees under its 2002 Long Term Incentive Plan (the “Plan”). The options were issued at a weighted average exercise price of $11.70 per share. The options expire in 2016 and vest equally in annual installments with 250 shares vesting over five years and 350 shares vesting over four years. Compensation expense related to these options was $3,791, of which $1,596 will be amortized through September 2010, $599 through October 2010, and $1,596 through September 2011. None of these options were exercisable at December 31, 2006. There were no options exercised or forfeited during the six months ended December 31, 2006. Shares remaining available for issuance under the Plan were 3,372 at December 31, 2006.

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
     The following table presents selected financial data by business segment:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues:
Insurance	$84,253	$52,548	$163,267	$102,594
Real estate and corporate	68	933	156	1,145

Consolidated total	$84,321	$53,481	$163,423	$103,739

Income (loss) before income taxes:
Insurance	$5,459	$5,386	$9,331	$11,504
Real estate and corporate	(1,218)	62	(2,754)	(423)

Consolidated total	$4,241	$5,448	$6,577	$11,081

	December 31,	June 30,
	2006	2006
Total assets:
Insurance	$413,250	$383,337
Real estate and corporate	43,323	50,969

Consolidated total	$456,573	$434,306

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
General
     As of December 31, 2006, we leased and operated 467 retail locations, staffed by employee-agents. Our employee-agents exclusively sell insurance products either underwritten or serviced by us. As of December 31, 2006, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business - General” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 for additional information with respect to our business.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Retail locations — beginning of period	466	310	460	248
Opened	4	41	13	103
Closed	(3)	—	(6)	—

Retail locations — end of period	467	351	467	351

     The following tables show the number of our retail locations by state and the changes from preceding quarter ends.

					Change in Locations
					Three Months Ended
	December 31,		September 30,		December 31,
	2006	2005	2006	2005	2006	2005
Alabama	25	25	25	25	—	—
Florida	41	35	40	25	1	10
Georgia	63	63	63	63	—	—
Illinois	85	15	85	13	—	2
Indiana	26	26	26	21	—	5
Mississippi	8	8	8	8	—	—
Missouri	15	19	17	17	(2)	2
Ohio	30	30	30	29	—	1
Pennsylvania	26	18	25	15	1	3
South Carolina	26	4	26	—	—	4
Tennessee	20	20	21	20	(1)	—
Texas	102	88	100	74	2	14

Total	467	351	466	310	1	41

					Change in Locations
					Six Months Ended
	December 31,		June 30,		December 31,
	2006	2005	2006	2005	2006	2005
Alabama	25	25	25	25	—	—
Florida	41	35	39	20	2	15
Georgia	63	63	63	62	—	1
Illinois	85	15	86	5	(1)	10
Indiana	26	26	26	21	—	5
Mississippi	8	8	8	8	—	—
Missouri	15	19	18	14	(3)	5
Ohio	30	30	30	29	—	1
Pennsylvania	26	18	25	7	1	11
South Carolina	26	4	21	—	5	4
Tennessee	20	20	20	20	—	—
Texas	102	88	99	37	3	51

Total	467	351	460	248	7	103

Critical Accounting Policies
     There have been no significant changes to our critical accounting policies and estimates during the six months ended December 31, 2006 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
Consolidated Results of Operations
Overview
Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of foreclosed real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses. Our insurance operations generate revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through three insurance company subsidiaries, First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance operations revenues are primarily generated from:
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
     The following table presents gross premiums earned by state and includes policies written by the insurance company subsidiaries and policies issued by our MGA subsidiaries on behalf of other insurance companies that are assumed 100% by one of our insurance company subsidiaries through quota-share reinsurance. Although we are licensed in Texas, we currently write some business in Texas through the Texas county mutual insurance company system that is assumed 100% by one of our insurance company subsidiaries. Premiums ceded during the six months ended December 31, 2005 reflect only the cost of catastrophic reinsurance. Effective April 14, 2006, we elected to not renew our catastrophic reinsurance.

	Three Months Ended December 31,			Six Months Ended December 31,
	2006	2005	Change	2006	2005	Change
	(in thousands)
Gross premiums earned:
Georgia	$17,581	$16,756	$825	$34,771	$34,072	$699
Florida	13,612	4,624	8,988	25,841	7,213	18,628
Illinois	7,638	256	7,382	14,275	378	13,897
Texas	7,293	2,843	4,450	13,954	5,302	8,652
Alabama	7,282	7,001	281	14,571	13,931	640
Tennessee	5,837	5,880	(43)	11,784	12,211	(427)
Ohio	3,981	3,271	710	7,843	6,571	1,272
South Carolina	3,019	34	2,985	4,841	34	4,807
Indiana	1,991	1,367	624	3,928	2,528	1,400
Pennsylvania	1,571	318	1,253	2,757	443	2,314
Missouri	1,457	1,223	234	2,887	2,457	430
Mississippi	1,162	1,267	(105)	2,393	2,478	(85)

Total gross premiums earned	72,424	44,840	27,584	139,845	87,618	52,227
Premiums ceded	—	(24)	24	—	(48)	48

Total net premiums earned	$72,424	$44,816	$27,608	$139,845	$87,570	$52,275

     The following table presents the change in the total number of policies in force for the insurance operations for the periods presented. Policies in force increase as a result of new policies issued and decrease as a result of policies that cancel or expire and are not renewed.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Policies in force – beginning of period	217,308	125,799	200,401	119,422
Net increase during period	252	7,062	17,159	13,439

Policies in force – end of period	217,560	132,861	217,560	132,861

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
     Expense Ratio — Expense ratio is the ratio (expressed as a percentage) of operating expenses to premiums earned. This is a measurement that illustrates relative management efficiency in administering our operations. We calculate this ratio on a net basis as a percentage of net premiums earned. Insurance operating expenses are reduced by fee income from insureds and, for the three and six months ended December 31, 2006, the transaction service fee we received for servicing the run-off business previously written by the Chicago agencies whose business we acquired in January 2006.
     Combined Ratio — Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, an insurance company cannot be profitable without sufficient investment income. The following table presents the combined ratios for the insurance operations for the periods presented.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Loss and loss adjustment expense	75.8%	67.9%	76.7%	67.3%
Expense	18.9%	22.0%	18.8%	21.4%

Combined	94.7%	89.9%	95.5%	88.7%

     The invested assets of the insurance operations are generally highly liquid and consist substantially of taxable, readily marketable, investment grade, municipal and corporate bonds and collateralized mortgage obligations. We invest in certain securities issued by political subdivisions in the states of Georgia and Tennessee, as these investments enable our insurance company subsidiaries to obtain premium tax credits. Investment income is comprised primarily of interest earned on these securities, net of related investment expenses. Realized gains and losses on our investment portfolio may occur from time to time as changes are made to our holdings to enable premium tax credits or based upon changes in interest rates and changes in the credit quality of securities held.
Three and Six Months Ended December 31, 2006 Compared With Three and Six Months Ended December 31, 2005
     Consolidated Results
     Revenues for the three months ended December 31, 2006 increased 58% to $84.3 million from $53.5 million in the same period last year. Net income for the three months ended December 31, 2006 was $2.7 million, compared with $3.8 million for the three months ended December 31, 2005. Basic and diluted net income per share were $0.06 and $0.05, respectively, for the three months ended December 31, 2006, compared with $0.08, for the three months ended December 31, 2005.
     Revenues for the six months ended December 31, 2006 increased 58% to $163.4 million from $103.7 million in the same period last year. Net income for the six months ended December 31, 2006 was $4.2 million, compared with $7.5 million for the six months ended December 31, 2005. Basic and diluted net income per share were $0.09 and $0.08, respectively, for the six months ended December 31, 2006, compared with $0.16 and $0.15, respectively, for the six months ended December 31, 2005.
     Insurance Operations
     Revenues from insurance operations were $84.3 million for the three months ended December 31, 2006, compared with $52.5 million for the three months ended December 31, 2005. For the six months ended December 31, 2006, revenues from insurance operations were $163.3 million, compared with $102.6 million for the six months ended December 31, 2005.
     Income before income taxes was $5.5 million for the three months ended December 31, 2006, compared with $5.4 million for the three months ended December 31, 2005. Income before income taxes for the six months ended December 31, 2006 was $9.3 million, compared with $11.5 million for the six months ended December 31, 2005.
     Premiums Earned
     Premiums earned increased by $27.6 million, or 62%, to $72.4 million for the three months ended December 31, 2006 from $44.8 million for the three months ended December 31, 2005. The increase was due primarily to the development of additional retail locations. Approximately 75% of the premium growth was in Florida and Texas, where we opened 81 locations in fiscal year 2006, and Chicago, where we acquired 72 locations in January 2006. The total number of insured policies in force at December 31, 2006 increased 64% over the same date in 2005 from 132,861 to 217,560. At December 31, 2006, we operated 467 retail locations (or “stores”), compared with 351 stores at December 31, 2005.
     For the six months ended December 31, 2006, premiums earned increased by $52.2 million, or 60%, to $139.8 million from $87.6 million for the six months ended December 31, 2005. Approximately 79% of the premium growth was in Florida, Texas and Illinois.
     Fee Income and Transaction Service Fee
     Fee income increased 45% to $9.6 million for the three months ended December 31, 2006, from $6.6 million for the three months ended December 31, 2005. For the six months ended December 31, 2006, fee income increased 45% to $18.8 million from $13.0 million for the six months ended December 31, 2005. These increases were the result of the growth in net premiums earned. However, fee income increased at a rate lower than our increase in premiums earned because we charge lower fees in Florida compared with our other states.
     Revenues for the three and six months ended December 31, 2006 included $0.3 million and $0.9 million, respectively, from a transaction service fee earned in connection with the Chicago acquisition for servicing the run-off business previously written by the Chicago agencies whose assets we acquired in January 2006. We will not receive this transaction service fee in future periods.

     Investment Income
     Investment income increased primarily as a result of the increase in invested assets generated in connection with our growth and, to a lesser extent, as a result of the shift in our portfolio from tax-exempt to taxable investments. The weighted average investment yields for our fixed maturities portfolio were 5.2% and 4.7% at December 31, 2006 and 2005, respectively, with effective durations of 3.47 years and 3.63 years at December 31, 2006 and 2005, respectively. The yields for the comparable Lehman Brothers indices were 5.0% and 4.6% at December 31, 2006 and 2005, respectively.
     Loss and Loss Adjustment Expenses
     The loss and loss adjustment expense ratio was 75.8% for the three months ended December 31, 2006 compared with 67.9% for the same period last year. The increase in the ratio was the result of three factors: (i) a change in our business mix resulting from premium growth in our emerging states of Florida and Texas where we anticipated higher loss ratios, (ii) an increase in bodily injury loss frequency in our emerging states of Florida, Pennsylvania and South Carolina and (iii) an increase in the loss adjustment expense ratio as a result of planned increases in claims department staffing to accommodate recent and future growth.
     The loss and loss adjustment expense ratio was 76.7% for the six months ended December 31, 2006 compared with 67.3% for the same period last year. In addition to the factors noted above, we had previously reported that the three months ended September 30, 2006 included adverse development related to prior accident quarters of approximately $3.7 million. This adverse development related primarily to the estimation of the severity of losses in Florida and Texas, where we had significant growth during 2006 and Georgia where we reduced our physical damage premium rates effective January 2006. We increased premium rates in Florida effective December 2006. We have also filed for rate increases in Georgia and South Carolina that we anticipate will become effective in February 2007, and we are currently in the process of reviewing our rates in Pennsylvania.
     Operating Expenses
     Insurance operating expenses increased 42% to $23.5 million for the three months ended December 31, 2006 from $16.5 million for the three months ended December 31, 2005. For the six months ended December 31, 2006, operating expenses increased 44% to $45.8 million from $31.7 million for the six months ended December 31, 2005. These increases are primarily due to the costs associated with new stores (including those acquired in Chicago) and expenses (such as variable employee-agent compensation and premium taxes) that vary along with the increase in net premiums earned.
     The expense ratio decreased from 22.0% and 21.4% for the three and six-month periods ended December 31, 2005, respectively, to 18.9% and 18.8% for the same periods this year. These decreases are primarily as a result of the increase in premiums earned from new stores without a corresponding increase in fixed operating costs (such as advertising, rent and base compensation of our employee-agents).
     Overall, the combined ratio increased to 94.7% for the three months ended December 31, 2006 from 89.9% for the three months ended December 31, 2005, and to 95.5% for the six months ended December 31, 2006 from 88.7% for the six months ended December 31, 2005 as a result of the higher loss and loss adjustment expense ratio.
     Real Estate and Corporate
     Loss before income taxes for the three months ended December 31, 2006 was $1.2 million compared with income of $0.1 million for the three months ended December 31, 2005. For the six months ended December 31, 2006, loss before income taxes was $2.8 million, compared with $0.4 million for the six months ended December 31, 2005.
     The three and six-month periods ended December 31, 2005 included gains on sales of foreclosed real estate held for sale of $0.8 million. There were no gains on sales of foreclosed real estate held for sale during the three and six-month periods ended December 31, 2006.

     Other operating expenses primarily include general corporate overhead expenses. During the three months ended December 31, 2006, we incurred costs of $0.3 million (primarily recruiting and relocation expenses) related to the hiring of additional management personnel. In addition, for the three and six-month periods ended December 31, 2006, we incurred $0.4 million and $0.8 million, respectively, of interest expense in connection with the borrowing related to the Chicago acquisition.
Liquidity and Capital Resources
     Our primary sources of funds are premiums, fee income and investment income. Our primary uses of funds are the payment of claims and operating expenses. Operating activities for the six months ended December 31, 2006 provided $20.9 million of cash, compared with $19.6 million provided in the same period in fiscal 2006. Net cash used by investing activities for the six months ended December 31, 2006 was $44.4 million, compared with $29.0 million in the same period in fiscal 2006. Both periods reflect net additions to our investment portfolio as a result of the increase in net premiums earned. During the six months ended December 31, 2006, we sold fixed maturity investments of $12.5 million that were subsequently reinvested in certain states in order to help obtain premium tax credits in these states. In December 2006, we borrowed $5.0 million from our revolving credit facility and used the proceeds to increase the statutory capital and surplus of the insurance company subsidiaries.
     During the six months ended December 31, 2006, we increased the statutory capital and surplus of the insurance company subsidiaries by a total of $14.7 million to support additional premium writings. Of this capital contribution, $2.7 million came from funds our holding company received from the insurance company subsidiaries through an intercompany tax allocation agreement under which the holding company was reimbursed for current tax benefits utilized through the recognition of tax net operating loss carryforwards. The balance of the capital contribution came from $7.0 million of unrestricted cash and $5.0 million from the borrowing under the revolving credit facility. At December 31, 2006, we had $1.8 million available in unrestricted cash outside of the insurance company subsidiaries, which was used in January 2007 to pay a scheduled quarterly payment of principal and interest on our notes payable to banks. Future debt payments will require additional unrestricted cash from the sources described in the next paragraph.
     We are part of an insurance holding company system with substantially all of our operations conducted by our insurance company subsidiaries. Accordingly, the holding company will only receive cash from operating activities as a result of investment income and the ultimate liquidation of our foreclosed real estate held for sale. Cash could be also made available through loans from financial institutions, the sale of common stock, and dividends from our insurance company subsidiaries. In addition, as a result of our tax net operating loss carryforwards, taxable income generated by the insurance company subsidiaries will provide cash to the holding company through an intercompany tax allocation agreement through which the insurance company subsidiaries reimburse the holding company for current tax benefits utilized through recognition of the net operating loss carryforwards.
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
     We believe that existing cash and investment balances, when combined with anticipated cash flows generated from operations and dividends from our insurance company subsidiaries, will be adequate to meet our expected liquidity needs in both the short-term and the reasonably foreseeable future. Our growth strategy includes possible acquisitions. Any acquisitions or other unexpected growth opportunities may require external financing, and we may from time to time seek to obtain external financing. We cannot assure you that additional sources of financing will be available to us or that any such financing would not negatively impact our results of operations.
Chicago Acquisition
     In order to gain a presence in the market, on January 12, 2006, we acquired certain assets (principally the trade names, customer lists and relationships and the lease rights to 72 retail locations) of two non-standard automobile agencies under common control in Chicago, Illinois for $30.0 million in cash. In addition, in accordance with the terms of the acquisition, up to $4 million in additional consideration is due during the first half of 2007 if certain financial targets are reached.
     In connection with the acquisition, we concurrently entered into, and borrowed under, a credit agreement with two banks consisting of a $5 million revolving facility and a $25 million term loan facility, both maturing on June 30, 2010. Both facilities bear interest at LIBOR plus 175 basis points per annum. We entered into an interest rate swap agreement on January 17, 2006 that fixed the interest rate on the term loan facility at 6.63% through June 30, 2010. The term loan facility is due in equal quarterly installments of $1.4 million, plus interest, beginning April 30, 2006 and ending April 30, 2010 with a final payment of $1.4 million due on June 30, 2010. Both facilities are secured by the common stock and certain assets of our non-regulated subsidiaries. The credit agreement contains certain financial covenants. At December 31, 2006, the unpaid balance due under the facilities was $25.8 million and we were in compliance with all such covenants.
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
     We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in the “Business — Risk Factors” section of the Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have an exposure to interest rate risk relating to fixed maturity investments. Changes in market interest rates directly impact the market value of our fixed maturity securities. Some fixed maturity securities have call or prepayment options. This subjects us to reinvestment risk as issuers may call their securities, which could result in us reinvesting the proceeds at lower interest rates. We manage exposure to interest rate risks by adhering to specific guidelines in connection with our investment portfolio. We invest primarily in municipal and corporate bonds and collateralized mortgage obligations that have been rated “A” or better by Standard & Poors. At December 31, 2006,

88.6% of our investment portfolio was invested in securities rated “AA” or better by Standard & Poors, and 98.8% was invested in securities rated “A” or better by Standard & Poors. We have not recognized any other than temporary losses on our investment portfolio. We also utilize the services of a professional fixed income investment manager.
     As of December 31, 2006, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities portfolio would have resulted in an estimated decrease in fair value of 3.7%, or approximately $6.3 million. Conversely, as of the same date, the impact of an immediate 100 basis point decrease in market interest rates on our fixed maturities portfolio would have resulted in an estimated increase in fair value of 3.9%, or approximately $6.6 million.
     In connection with the January 12, 2006 Chicago acquisition, we entered into a new $30.0 million credit facility that includes a $25.0 million term loan facility and a $5.0 million revolving facility. Although we have fixed the interest rate of the $25.0 million term loan facility through an interest rate swap agreement, we have interest rate risk with respect to the revolving facility, which bears interest at a floating rate of LIBOR plus 175 basis points per annum. At December 31, 2006, $5.0 million was borrowed under the revolving facility.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of December 31, 2006. Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
     During the period covered by this report, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     At the Company’s Annual Meeting of Stockholders held on November 9, 2006, the following persons were elected to the Company’s Board of Directors for a one-year term:

	Votes For	Votes Withheld
Rhodes R. Bobbitt	40,251,984	23,608
Harvey B. Cash	38,664,278	1,611,314
Donald J. Edwards	38,676,156	1,599,436
Gerald J. Ford	40,222,066	53,526
Stephen J. Harrison	40,223,397	52,195
Thomas M. Harrison, Jr.	40,219,997	55,595
Tom C. Nichols	40,252,989	22,603
Lyndon L. Olson, Jr.	40,252,989	22,603
William A. Shipp, Jr.	40,252,989	22,603
     The following proposal was also considered and approved at the Annual Meeting by the vote set forth below:

			Votes Withheld
	Votes For	Votes Against	and Broker Non-Votes
Ratification of the appointment of Ernst & Young, LLP as the Company’s independent auditors for fiscal 2007	40,261,972	8,187	5,433
Item 6. Exhibits
The following exhibits are attached to this report:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION
February 8, 2007	By:	/s/ Stephen J. Harrison
Stephen J. Harrison
President and Chief Executive Officer

February 8, 2007	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President, Chief Financial Officer

February 8, 2007	By:	/s/ Kevin P. Cohn
Kevin P. Cohn
Vice President, Chief Accounting Officer