Form 10-Q
period 2007-03-31
FIRST ACCEPTANCE CORP /DE/
filed 2007-05-10
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-12117
First Acceptance Corporation
(Exact name of registrant as specified in its charter)

Delaware	75-1328153
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3322 West End Ave, Suite 1000
Nashville, Tennessee	37203
(Address of principal executive offices)	(Zip Code)
(615) 844-2800
(Registrant’s telephone number, including area code)
3813 Green Hills Village Drive
Nashville, Tennessee 37215
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
Large accelerated filer ☐                      Accelerated filer ☒                      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒
As of May 10, 2007, there were outstanding 47,602,524 shares of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
Ex-10.1 Second Amendment to the First Acceptance Corporation 2002 Long Term Incentive Plan
Ex-10.2 Form of Restricted Stock Award Agreement of Outside Directors
Ex-10.3 Form of Indemnification Agreement between the Company and each of the Company's directors and executive officers
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO
Ex-32.2 Section 906 Certification of the CFO

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2007
	(Unaudited)	June 30, 2006
ASSETS
Fixed maturities, available for sale at fair value (amortized cost $161,830 and $131,291, respectively)	$162,084	$127,828
Cash and cash equivalents	29,522	31,534
Premiums and fees receivable	83,676	64,074
Reinsurance recoverables	688	1,344
Receivable for securities	1,025	999
Deferred tax asset	44,405	48,068
Other assets	7,105	7,796
Property and equipment, net	3,957	3,376
Foreclosed real estate held for sale	234	87
Deferred acquisition costs	6,052	5,330
Goodwill	138,082	137,045
Identifiable intangible assets	6,514	6,825

TOTAL ASSETS	$483,344	$434,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$77,019	$62,822
Unearned premiums and fees	102,665	78,331
Notes payable and capitalized lease obligations	24,931	24,026
Payable for securities	—	4,914
Other liabilities	12,937	10,790

Total liabilities	$217,552	$180,883

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 47,603 and 47,535 shares issued and outstanding, respectively	476	475
Additional paid-in capital	460,528	459,049
Accumulated other comprehensive income (loss)	165	(3,463)
Accumulated deficit	(195,377)	(202,638)

Total stockholders’ equity	$265,792	$253,423

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$483,344	$434,306

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues:
Premiums earned	$79,282	$55,147	$219,126	$142,717
Fee income	10,412	7,311	29,179	20,340
Transaction service fee	—	3,100	850	3,100
Gains on sales of foreclosed real estate	—	2,817	—	3,638
Investment income	2,292	1,646	6,336	3,961
(Losses) gains on sales of investments	(3)	47	(85)	51

	$91,983	$70,068	$255,406	$173,807

Costs and expenses:
Losses and loss adjustment expenses	$60,202	$38,374	$167,508	$97,303
Insurance operating expenses	25,244	21,046	71,082	52,774
Other operating expenses	560	742	2,186	1,964
Stock-based compensation	295	72	752	418
Depreciation and amortization	404	346	1,192	779
Interest expense	445	457	1,275	457

	$87,150	$61,037	$243,995	$153,695

Income before income taxes	$4,833	$9,031	$11,411	$20,112
Provision for income taxes	1,767	3,167	4,150	6,735

Net income	$3,066	$5,864	$7,261	$13,377

Net income per share:
Basic	$0.06	$0.12	$0.15	$0.28

Diluted	$0.06	$0.12	$0.15	$0.27

Number of shares used to calculate net income per share:
Basic	47,603	47,510	47,578	47,474

Diluted	49,691	49,570	49,666	49,541

Reconciliation of net income to comprehensive income:
Net income	$3,066	$5,864	$7,261	$13,377
Net unrealized appreciation (depreciation) on investments	568	(1,652)	3,628	(2,945)

Comprehensive income	$3,634	$4,212	$10,889	$10,432

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$7,261	$13,377
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	1,192	779
Stock-based compensation	752	418
Amortization of premium on fixed maturities	174	386
Deferred income taxes	3,574	6,523
Gains on sales of foreclosed real estate	—	(3,638)
Losses (gains) on sales of investments	85	(51)
Change in:
Premiums and fees receivable	(19,602)	(22,905)
Reinsurance recoverables	656	2,396
Deferred acquisition costs	(722)	(2,136)
Loss and loss adjustment expense reserves	14,197	14,725
Unearned premiums and fees	24,334	30,138
Other	2,838	(373)

Net cash provided by operating activities	34,739	39,639

Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(79,849)	(49,778)
Maturities and paydowns of fixed maturities, available-for-sale	5,119	6,065
Sales of fixed maturities, available-for-sale	43,932	9,789
Sales of investment in mutual fund	—	10,679
Net (decrease) increase in payable/receivable for securities	(4,940)	1,436
Acquisitions of property and equipment	(1,305)	(1,301)
Proceeds from sales of foreclosed real estate	—	4,512
Improvements to foreclosed real estate	(147)	—
Cash paid for acquisition, net of cash acquired	(1,037)	(29,831)

Net cash used in investing activities	(38,227)	(48,429)

Cash flows from financing activities:
Proceeds from borrowings	5,000	30,000
Payments on borrowings	(4,252)	—
Net proceeds from issuance of common stock	728	121
Exercise of stock options	—	421

Net cash provided by financing activities	1,476	30,542

Net (decrease) increase in cash and cash equivalents	(2,012)	21,752
Cash and cash equivalents at beginning of period	31,534	24,762

Cash and cash equivalents at end of period	$29,522	$46,514

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
2. Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income	$3,066	$5,864	$7,261	$13,377

Weighted average common basic shares	47,603	47,510	47,578	47,474
Effect of dilutive securities — options	2,088	2,060	2,088	2,067

Weighted average common dilutive shares	49,691	49,570	49,666	49,541

Basic net income per share	$0.06	$0.12	$0.15	$0.28

Diluted net income per share	$0.06	$0.12	$0.15	$0.27

3. Stock-Based Compensation
     During the nine months ended March 31, 2007, the Company issued 635 stock options to employees under its 2002 Long Term Incentive Plan (the “Plan”). The options were issued at a weighted average exercise price of $11.61 per share. The options expire over ten years and vest equally in annual installments with 285 shares vesting over five years and 350 shares vesting over four years. Compensation expense related to these options was $3,976, of which $1,596 will be amortized through September 2010, $599 through October 2010, $1,596 through September 2011, and $185 through February 2012. None of these options were exercisable at March 31, 2007. There were no options exercised or forfeited during the nine months ended March 31, 2007. Shares remaining available for issuance under the Plan were 3,337 at March 31, 2007.
4. Business Combination
     In accordance with the terms of the acquisition agreement related to the purchase of certain assets of two non-standard automobile insurance agencies under common control in Chicago, Illinois effective January 12, 2006, additional consideration of $1,037 was paid to the seller in March 2007 based on the attainment of certain financial targets, as defined. No further amounts are due from the Company. The payment of additional consideration increased goodwill at March 31, 2007.

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
     The following table presents selected financial data by business segment:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues:
Insurance	$91,977	$66,876	$255,244	$169,470
Real estate and corporate	6	3,192	162	4,337

Consolidated total	$91,983	$70,068	$255,406	$173,807

Income (loss) before income taxes:
Insurance	$6,123	$7,110	$15,445	$18,614
Real estate and corporate	(1,290)	1,921	(4,034)	1,498

Consolidated total	$4,833	$9,031	$11,411	$20,112

	March 31,	June 30,
	2007	2006
Total assets:
Insurance	$445,403	$383,337
Real estate and corporate	37,941	50,969

Consolidated total	$483,344	$434,306

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The following discussion should be read in conjunction with the Company’s consolidated financial statements included with this report and our consolidated financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended June 30, 2006 included in our Annual Report on Form 10-K.
General
     As of March 31, 2007, we leased and operated 468 retail locations, staffed by employee-agents. Our employee-agents exclusively sell insurance products either underwritten or serviced by us. As of March 31, 2007, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business — General” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 for additional information with respect to our business.
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Retail locations — beginning of period	467	351	460	248
Opened	5	28	18	132
Acquired	—	72	—	72
Closed	(4)	(4)	(10)	(5)

Retail locations — end of period	468	447	468	447

     The following tables show the number of our retail locations by state.

	March 31,		December 31,		June 30,
	2007	2006	2006	2005	2006	2005
Alabama	25	25	25	25	25	25
Florida	42	40	41	35	39	20
Georgia	63	63	63	63	63	62
Illinois	82	86	85	15	86	5
Indiana	27	25	26	26	26	21
Mississippi	8	8	8	8	8	8
Missouri	15	20	15	19	18	14
Ohio	30	30	30	30	30	29
Pennsylvania	25	20	26	18	25	7
South Carolina	28	12	26	4	21	—
Tennessee	20	20	20	20	20	20
Texas	103	98	102	88	99	37

Total	468	447	467	351	460	248

Critical Accounting Policies
     There have been no significant changes to our critical accounting policies and estimates during the nine months ended March 31, 2007 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Consolidated Results of Operations
Overview
Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of foreclosed real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses. Our insurance operations generate revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through three insurance company subsidiaries, First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:
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
     The following table presents gross premiums earned by state and includes policies written by the insurance company subsidiaries and policies issued by our MGA subsidiaries on behalf of other insurance companies that are assumed 100% by one of our insurance company subsidiaries through quota-share reinsurance. Although we are licensed in Texas, we currently write some business in Texas through the Texas county mutual insurance company system that is assumed 100% by one of our insurance company subsidiaries. Premiums ceded during the nine months ended March 31, 2006 reflect only the cost of catastrophic reinsurance. Effective April 14, 2006, we elected to not renew our catastrophic reinsurance.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2007	2006	Change	2007	2006	Change
	(in thousands)
Gross premiums earned:
Georgia	$18,087	$17,409	$678	$52,863	$51,481	$1,382
Florida	14,993	8,028	6,965	40,833	15,241	25,592
Illinois	8,410	2,196	6,214	22,681	2,574	20,107
Alabama	7,845	7,426	419	22,417	21,357	1,060
Texas	8,098	5,025	3,073	22,051	10,327	11,724
Tennessee	6,082	6,082	—	17,865	18,293	(428)
Ohio	4,289	3,613	676	12,132	10,184	1,948
South Carolina	4,520	331	4,189	9,361	365	8,996
Indiana	2,110	1,689	421	6,040	4,217	1,823
Pennsylvania	1,961	612	1,349	4,717	1,055	3,662
Missouri	1,600	1,409	191	4,487	3,866	621
Mississippi	1,287	1,355	(68)	3,679	3,833	(154)

Total gross premiums earned	79,282	55,175	24,107	219,126	142,793	76,333
Premiums ceded	—	(28)	28	—	(76)	76

Total net premiums earned	$79,282	$55,147	$24,135	$219,126	$142,717	$76,409

     The following table presents the change in the total number of policies in force for the insurance operations for the periods presented. Policies in force increase as a result of new policies issued and decrease as a result of policies that cancel or expire and are not renewed.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Policies in force — beginning of period	217,560	132,861	200,401	119,422
Net increase during period	29,474	54,187	46,633	67,626

Policies in force — end of period	247,034	187,048	247,034	187,048

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
     Expense Ratio — Expense ratio is the ratio (expressed as a percentage) of operating expenses to premiums earned. This is a measurement that illustrates relative management efficiency in administering our operations. We calculate this ratio on a net basis as a percentage of net premiums earned. Insurance operating expenses are reduced by fee income from insureds and, for the period from January 1, 2006 through December 31, 2006, the transaction service fee we received for servicing the run-off business previously written by the Chicago agencies whose business we acquired in January 2006.
     Combined Ratio — Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, an insurance company cannot be profitable without sufficient investment income. The following table presents the combined ratios for the insurance operations for the periods presented.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Loss and loss adjustment expense	75.9%	69.6%	76.5%	68.2%
Expense	18.7%	19.3%	18.7%	20.6%

Combined	94.6%	88.9%	95.2%	88.8%

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
Three and Nine Months Ended March 31, 2007 Compared With Three and Nine Months Ended March 31, 2006
     Consolidated Results
     Revenues for the three months ended March 31, 2007 increased 31% to $92.0 million from $70.1 million in the same period last year. Net income for the three months ended March 31, 2007 was $3.1 million, compared with $5.9 million for the three months ended March 31, 2006. Both basic and diluted net income per share were $0.06 for the three months ended March 31, 2007, compared with $0.12 for the three months ended March 31, 2006.
     Revenues for the nine months ended March 31, 2007 increased 47% to $255.4 million from $173.8 million in the same period last year. Net income for the nine months ended March 31, 2007 was $7.3 million, compared with $13.4 million for the nine months ended March 31, 2006. Both basic and diluted net income per share were $0.15 for the nine months ended March 31, 2007, compared with $0.28 and $0.27, respectively, for the nine months ended March 31, 2006.
     Insurance Operations
     Revenues from insurance operations were $92.0 million for the three months ended March 31, 2007, compared with $66.9 million for the three months ended March 31, 2006. For the nine months ended March 31, 2007, revenues from insurance operations were $255.2 million, compared with $169.5 million for the nine months ended March 31, 2006.
     Income before income taxes was $6.1 million for the three months ended March 31, 2007, compared with $7.1 million for the three months ended March 31, 2006. Income before income taxes for the nine months ended March 31, 2007 was $15.4 million, compared with $18.6 million for the nine months ended March 31, 2006.

     Premiums Earned
     Premiums earned increased by $24.1 million, or 44%, to $79.3 million for the three months ended March 31, 2007 from $55.1 million for the three months ended March 31, 2006. The increase was due primarily to the development of additional retail locations. Approximately 67% of the premium growth was in Florida and Texas, where we opened 81 locations in fiscal year 2006, and Chicago, where we acquired 72 locations in January 2006. The total number of insured policies in force at March 31, 2007 increased 32% over the same date in 2006 from 187,048 to 247,034. At March 31, 2007, we operated 468 retail locations (or “stores”), compared with 447 stores at March 31, 2006.
     For the nine months ended March 31, 2007, premiums earned increased by $76.4 million, or 54%, to $219.1 million from $142.7 million for the nine months ended March 31, 2006. Approximately 75% of the premium growth was in Florida, Texas and Illinois.
     Fee Income and Transaction Service Fee
     Fee income increased 42% to $10.4 million for the three months ended March 31, 2007, from $7.3 million for the three months ended March 31, 2006. For the nine months ended March 31, 2007, fee income increased 43% to $29.2 million from $20.3 million for the nine months ended March 31, 2006. These increases were the result of the growth in net premiums earned. However, fee income increased at a rate lower than our increase in premiums earned because we charge lower fees in Florida compared with our other states.
     Revenues for the nine months ended March 31, 2007 included $0.9 million from a transaction service fee earned in connection with the Chicago acquisition for servicing the run-off business previously written by the Chicago agencies whose assets we acquired in January 2006. We will not receive this transaction service fee in future periods.
     Investment Income
     Investment income increased primarily as a result of the increase in invested assets generated in connection with our growth and, to a lesser extent, as a result of the shift in our portfolio from tax-exempt to taxable investments. The weighted average investment yields for our fixed maturities portfolio were 5.2% and 5.1% at March 31, 2007 and 2006, respectively, with effective durations of 3.44 years and 3.41 years at March 31, 2007 and 2006, respectively. The yields for the comparable Lehman Brothers indices were 5.0% and 5.1% at March 31, 2007 and 2006, respectively.
     Loss and Loss Adjustment Expenses
     The loss and loss adjustment expense ratio was 75.9% for the three months ended March 31, 2007 compared with 69.6% for the same period last year. The increase in the ratio was the result of a change in our business mix resulting from premium growth in our emerging states of Florida and Texas where we anticipated higher loss ratios and adverse development related to prior accident quarters of approximately $2.3 million. The adverse development primarily related to losses occurring in the preceding accident quarter and was the result of an unanticipated increase in the frequency of Personal Injury Protection (“PIP”) losses in Florida and an unexpected increase in the paid severity of physical and property damage losses in certain states. Excluding this adverse development, the loss and loss adjustment expense ratio for the current quarter was 73.1%, which is an improvement over the re-estimated calendar 2006 accident year ratio of 74.3%, primarily as a result of recent premium rate actions.
     The loss and loss adjustment expense ratio was 76.5% for the nine months ended March 31, 2007 compared with 68.2% for the same period last year. In addition to the factors noted above, we had previously reported that the three months ended September 30, 2006 included adverse development related to prior accident quarters of approximately $3.7 million. This adverse development related primarily to the estimation of the severity of losses in Florida and Texas, where we had significant growth during 2006, and Georgia, where we reduced our physical damage premium rates effective January 2006. We increased premium rates in Florida (effective in December 2006), in South Carolina (effective in both January and March 2007), and in Georgia (effective in March 2007). We are currently in the process of reviewing our rates in Pennsylvania and Texas.

     Operating Expenses
     Insurance operating expenses increased 20% to $25.2 million for the three months ended March 31, 2007 from $21.0 million for the three months ended March 31, 2006. For the nine months ended March 31, 2007, operating expenses increased 34% to $71.1 million from $52.8 million for the nine months ended March 31, 2006. These increases are primarily due to the costs associated with new stores (including those acquired in Chicago) and expenses (such as variable employee-agent compensation and premium taxes) that vary along with the increase in premiums earned.
     The expense ratio decreased from 19.3% and 20.6% for the three and nine-month periods ended March 31, 2006, respectively, to 18.7% for the same periods this year. These decreases are primarily as a result of the increase in premiums earned from new stores without a corresponding increase in fixed operating costs (such as advertising, rent and base compensation of our employee-agents).
     Overall, the combined ratio increased to 94.6% for the three months ended March 31, 2007 from 88.9% for the three months ended March 31, 2006, and to 95.2% for the nine months ended March 31, 2007 from 88.8% for the nine months ended March 31, 2006 as a result of the higher loss and loss adjustment expense ratio.
     Real Estate and Corporate
     Loss before income taxes for the three months ended March 31, 2007 was $1.3 million compared with income of $1.9 million for the three months ended March 31, 2006. For the nine months ended March 31, 2007, loss before income taxes was $4.0 million, compared with income of $1.5 million for the nine months ended March 31, 2006.
     The three and nine-month periods ended March 31, 2006 included gains on sales of foreclosed real estate held for sale of $2.8 million and $3.6 million, respectively. There were no gains on sales of foreclosed real estate held for sale during the three and nine-month periods ended March 31, 2007.
Liquidity and Capital Resources
     Our primary sources of funds are premiums, fee income and investment income. Our primary uses of funds are the payment of claims and operating expenses. Operating activities for the nine months ended March 31, 2007 provided $34.7 million of cash, compared with $39.6 million provided in the same period in fiscal 2006. Net cash used by investing activities for the nine months ended March 31, 2007 was $38.2 million, compared with $48.4 million in the same period in fiscal 2006. Both periods reflect net additions to our investment portfolio as a result of the increase in premiums earned. During the nine months ended March 31, 2007, we sold fixed maturity investments of $43.9 million that were subsequently reinvested in certain states in order to help obtain premium tax credits in these states. In December 2006, we borrowed $5.0 million from our revolving credit facility and used the proceeds to increase the statutory capital and surplus of the insurance company subsidiaries.
     During the nine months ended March 31, 2007, we increased the statutory capital and surplus of the insurance company subsidiaries by a total of $14.7 million to support additional premium writings. Of this capital contribution, $2.7 million came from funds our holding company received from the insurance company subsidiaries through an intercompany tax allocation agreement under which the holding company was reimbursed for current tax benefits utilized through the recognition of tax net operating loss carryforwards. The balance of the capital contribution came from $7.0 million of unrestricted cash and $5.0 million from the borrowing under the revolving credit facility. At March 31, 2007, we had $0.8 million available in unrestricted cash outside of the insurance company subsidiaries, which was used in April 2007 to pay a scheduled quarterly payment of principal and interest on our notes payable to banks. Future debt payments will be serviced by the additional unrestricted cash from the sources described in the next paragraph.
     We are part of an insurance holding company system with substantially all of our operations conducted by our insurance company subsidiaries. The holding company receives cash from operating activities as a result of fees for ancillary services and the ultimate liquidation of our foreclosed real estate held for sale. Cash could also be made available through loans from financial institutions, the sale of common stock, and dividends from our insurance company subsidiaries. In addition, as a result of our tax net operating loss carryforwards, taxable income generated by the insurance company subsidiaries will provide cash to the holding company through an intercompany tax allocation agreement through which the insurance company subsidiaries reimburse the holding company for current tax benefits utilized through recognition of the net operating loss carryforwards.

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
     We believe that existing cash and investment balances, when combined with anticipated cash flows generated from operations and dividends from our insurance company subsidiaries, will be adequate to meet our expected liquidity needs in both the short-term and the reasonably foreseeable future. Our growth strategy includes possible acquisitions. Any acquisitions or other unexpected growth opportunities may require external financing, and we may from time to time seek to obtain external financing. We cannot assure that additional sources of financing will be available to us or that any such financing would not negatively impact our results of operations.
Chicago Acquisition
     In order to gain a presence in the market, on January 12, 2006, we acquired certain assets (principally the trade names, customer lists and relationships and the lease rights to 72 retail locations) of two non-standard automobile insurance agencies under common control in Chicago, Illinois for $30.0 million in cash. In addition, in accordance with the terms of the acquisition, $1.0 million of additional consideration was paid in March 2007 based on attainment of certain financial targets. No further amounts are due from the Company.
     In connection with the acquisition, we concurrently entered into, and borrowed under, a credit agreement with two banks consisting of a $5 million revolving facility and a $25 million term loan facility, both maturing on June 30, 2010. Both facilities bear interest at LIBOR plus 175 basis points per annum. We entered into an interest rate swap agreement on January 17, 2006 that fixed the interest rate on the term loan facility at 6.63% through June 30, 2010. The term loan facility is due in equal quarterly installments of $1.4 million, plus interest, beginning April 30, 2006 and ending April 30, 2010 with a final payment of $1.4 million due on June 30, 2010. Both facilities are secured by the common stock and certain assets of our non-regulated subsidiaries. For the three and nine-month periods ended March 31, 2007, we incurred $0.4 million and $1.3 million, respectively, of interest expense in connection with the noted credit agreement. The credit agreement contains certain financial covenants. At March 31, 2007, the unpaid balance due under the facilities was $24.4 million and we were in compliance with all such covenants.
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
     We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have an exposure to interest rate risk relating to fixed maturity investments. Changes in market interest rates directly impact the market value of our fixed maturity securities. Some fixed maturity securities have call or prepayment options. This subjects us to reinvestment risk as issuers may call their securities, which could result in us reinvesting the proceeds at lower interest rates. We manage exposure to interest rate risks by adhering to specific guidelines in connection with our investment portfolio. We invest primarily in municipal and corporate bonds and collateralized mortgage obligations that have been rated “A” or better by Standard & Poors. At March 31, 2007, 89.7% of our investment portfolio was invested in securities rated “AA” or better by Standard & Poors, and 99.2% was invested in securities rated “A” or better by Standard & Poors. We have not recognized any other than temporary losses on our investment portfolio. We also utilize the services of a professional fixed income investment manager.
     As of March 31, 2007, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities portfolio would have resulted in an estimated decrease in fair value of 3.6%, or approximately $7.1 million. Conversely, as of the same date, the impact of an immediate 100 basis point decrease in market interest rates on our fixed maturities portfolio would have resulted in an estimated increase in fair value of 3.3%, or approximately $6.6 million.
     In connection with the January 12, 2006 Chicago acquisition, we entered into a new $30.0 million credit facility that includes a $25.0 million term loan facility and a $5.0 million revolving facility. Although we have fixed the interest rate of the $25.0 million term loan facility through an interest rate swap agreement, we have interest rate risk with respect to the revolving facility, which bears interest at a floating rate of LIBOR plus 175 basis points per annum. At March 31, 2007, $5.0 million was borrowed under the revolving facility.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2007. Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
     During the period covered by this report, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits
The following exhibits are attached to this report:

10.1	Second Amendment to the First Acceptance Corporation 2002 Long Term Incentive Plan.

10.2	Form of Restricted Stock Award Agreement of Outside Directors.

10.3	Form of Indemnification Agreement between the Company and each of the Company’s directors and executive officers.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION
May 10, 2007	By:	/s/ Stephen J. Harrison
Stephen J. Harrison
President and Chief Executive Officer

May 10, 2007	By:	/s/ Edward L. Pierce
Edward L. Pierce
Executive Vice President, Chief Financial Officer

May 10, 2007	By:	/s/ Kevin P. Cohn
Kevin P. Cohn
Vice President, Chief Accounting Officer