Form 10-K
period 2007-06-30
FIRST ACCEPTANCE CORP /DE/
filed 2007-09-13
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 001-12117
FIRST ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-1328153
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3322 West End Ave. Ste. 1000, Nashville, Tennessee	37203
(Address of principal executive offices)	(Zip Code)
(615) 844-2800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of exchange on which registered

Common Stock, $.01 par value per share	New York Stock Exchange
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on December 31, 2006, was $183,451,664. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are the affiliates of the registrant.
     As of September 7, 2007, there were 47,615,289 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     All of the information called for by Part III of this report is incorporated by reference to the Definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, which will be held on November 7, 2007.

FIRST ACCEPTANCE CORPORATION
 i

FIRST ACCEPTANCE CORPORATION
PART I
Item 1. Business
General
     First Acceptance Corporation (the “Company,” “we” or “us”) is a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. We currently write non-standard personal automobile insurance in 12 states and are licensed as an insurer in 13 additional states. Non-standard personal automobile insurance is made available to individuals who are categorized as “non-standard” because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type, and in most instances who are required by law to buy a minimum amount of automobile insurance. As of August 31, 2007, we leased and operated 462 retail locations, staffed by employee-agents. Our employee-agents exclusively sell insurance products either underwritten or serviced by us.
Our Business Strategy
     We have grown as a provider of non-standard personal automobile insurance by adhering to a focused business model and disciplined execution of our operating strategy. Our business model includes the following core strategies:
•	Integrated Operations. To meet the preference of our customers for convenient, personal service, we have integrated the retail distribution, underwriting and service functions of personal automobile insurance into one system. By doing so, we are able to provide prompt and personal service to meet effectively the insurance needs of our customers, while capturing revenue that would otherwise be shared with several participants under a traditional, non-integrated insurance business model. Our integrated model is supported by both point of sale agency and back office systems.

•	Extensive Office Network. We emphasize the use of employee-agents as the cornerstone of our customer relationship. We believe our customers value face-to-face contact, speed of service and convenient locations. Consequently, we train our employee-agents to cultivate client relationships and utilize real-time service and information enabled by access to our information systems. As of August 31, 2007, we leased and operated 462 retail sales offices staffed with our employee-agents and strategically located in geographic markets to reach and service our customers.

•	Favorable Customer Payment Plans. Our customers can initiate insurance coverage with a modest down payment. Any remaining premium is paid in monthly installments over the term of the policy. We believe this modest initial payment and favorable payment plan is a major factor in our success in meeting the market demand for low monthly insurance payments.

•	Strong Sales and Marketing. We build brand recognition and generate valuable sales leads through extensive use of television advertising, Yellow Pages® advertisements and a broad network of retail sales offices.

•	Efficient Systems. We have developed systems that enable timely and efficient communication and data sharing among the various segments of our integrated operations. All of our retail sales office computers transmit information directly to our central processing computer where policy information, customer profiles, risk assessment and underwriting criteria are entered and stored in our database.

Our Business Model
     We believe our operations benefit from our ability to identify and satisfy the needs of our target customers and eliminate many of the inefficiencies associated with a traditional automobile insurance model. We have developed our business model by drawing on significant experience in the auto insurance industry. We are a vertically integrated business that acts as the agency, servicer and underwriter of non-standard personal automobile insurance. We own three insurance company subsidiaries: First Acceptance Insurance Company, Inc. (“FAIC”), First Acceptance Insurance Company of Georgia, Inc. (“FAIC-GA”) and First Acceptance Insurance Company of Tennessee, Inc. (“FAIC-TN”). Our retail locations are staffed by employee-agents who exclusively sell insurance products underwritten by us. Our vertical integration, combined with our conveniently located retail locations, enables us to control the point of sale and to retain significant revenue that would otherwise be lost in a traditional, non-integrated insurance business model. We generate additional revenue by fully servicing our book of business, which often allows us to collect policy, billing and other fees.
     Our strategy is to offer customers automobile insurance with low down payments, competitive equal monthly payments, convenient locations and a high level of personal service. This strategy makes it easier for our customers to obtain automobile insurance, which is legally mandated in the states in which we currently operate. In addition, we accept customers for our insurance who have previously terminated coverage provided by us without imposing any additional requirements on such customers. Currently, our policy renewal rate (the percentage of policies that are renewed after completion of the full uninterrupted policy term) is approximately 35%, which, due to the payment patterns of our customers, is lower than the average renewal rate of standard personal automobile insurance providers. We are able to accept a low down payment because we process all business through our systems. Our business model and systems allow us to issue policies efficiently and, when necessary, cancel them to minimize the potential for credit loss while adhering to regulatory cancellation notice requirements.
     In addition to a low down payment and competitive monthly rates, we offer customers valuable face-to-face contact and speed of service. Many of our customers prefer not to conduct business via the internet or over the telephone. Substantially all of our customers make their payments at our retail locations. For these consumers, our employee-agents are not only the face of our company, but also the preferred interface for buying insurance.
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
Personal Automobile Insurance Market
     Personal automobile insurance is the largest line of property and casualty insurance in the United States. According to A.M. Best, for the year ended December 31, 2006, the total premiums paid in the non-standard automobile market segment in the United States were approximately $37 billion, representing approximately 22% of the total personal automobile insurance market. Personal automobile insurance provides drivers with coverage for liability to others for bodily injury and property damage and for physical damage to the driver’s vehicle from collision and other perils.

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
     The average six-month premium on our policies currently in force is $678. We allow most customers to pay for their insurance with an initial down payment and five equal monthly installments, which include a billing fee. We believe that our target customers prefer lower down payments and level monthly payments over the payment options traditionally offered by other non-standard providers. Because our proprietary technology enables us to control all aspects of servicing our insurance policies, we can generally cancel the policy of a customer who fails to make a payment, without incurring a credit loss, while remaining within the regulatory cancellation guidelines.
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
Our Growth Strategy
     During fiscal 2007 we focused our efforts on developing our emerging states and anticipate this to continue into fiscal 2008. When appropriate we will, however, explore growth opportunities primarily through three strategies:
•	Increase the Number of Customers in Existing Geographic Markets. We intend to work to continue to increase the number of our customers through advertising campaigns and we may open new retail sales offices in some of the states where we currently do business. We believe that the number of our customers will also increase as our recently-added sales offices continue to add new customers.

•	Expand into New Geographic Markets. We currently operate in 12 states and are licensed as an insurer in 13 additional states. We may expand into additional states through the opening of new sales offices and through selective acquisitions.

•	Pursue Acquisitions of Local Agencies. We may selectively pursue acquisitions of local agencies who write non-standard automobile insurance for other insurance companies in our existing markets and in new markets. During 2006, we completed the acquisition of a local insurance agency operation in Chicago, Illinois and in 2005 we completed a similar acquisition in Texas.

Competition
     The non-standard personal automobile insurance business is highly competitive. Based upon data compiled from A.M. Best, we believe that, as of December 31, 2006, ten insurance groups accounted for approximately 71% of the approximately $37 billion non-standard personal automobile insurance market segment. We are not a member of these groups. We believe that our primary competition comes not only from national companies or their subsidiaries, but also from non-standard insurers and independent agents that operate in specific regions or states. We compete against other vertically integrated insurance companies and independent agencies that market insurance on behalf of a number of insurers. We compete with these other insurers on factors such as initial down payment, availability of monthly payment plans, price, customer service and claims service. We believe that our significant competitors are the Allstate insurance group, the Berkshire Hathaway insurance group (including GEICO), the Bristol West insurance group, the Direct General insurance group, the Infinity insurance group, the Progressive insurance group, the AIG insurance group, and the State Farm insurance group.
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
     We primarily distribute our products through our retail sales offices. We believe the local office concept is attractive to most of our customers, as they desire face-to-face assistance they cannot receive via the internet or over the telephone. Our advertisements promote local phone numbers that are answered at either the local retail office or one of our regional customer service centers, which are located in Nashville, Tennessee, Chicago, Illinois and Houston, Texas. We provide quotes over the telephone highlighting our low down payment and monthly payments, and direct prospective customers to the nearest local retail office to complete an application. The entire sales process can be completed at the local retail office where the down payment is collected and a policy issued. Future payments can be made either at the local office or mailed to our customer service centers.
     During the fiscal year ended June 30, 2007, we generated approximately 97% of our total gross premiums earned from our retail locations. In select geographic areas in Tennessee, four independently-owned insurance agencies write non-standard insurance policies through our insurance company subsidiaries. Although these agencies operate under their own name and transact other insurance business, they write all of their non-standard automobile business through us using our information systems.
Underwriting and Pricing
     Our underwriting and rating systems are fully automated, including on-line driving records, where available. We believe that our underwriting and pricing systems provide a competitive advantage to us because they give us the ability to capture relevant pricing information, improve efficiencies, increase the accuracy and consistency of underwriting decisions and reduce training costs. Our systems can be modified easily on a state-by-state basis to reflect new rates and underwriting guidelines.
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
Claims Handling
     Non-standard personal automobile insurance customers generally have a higher frequency of claims than preferred and standard insurance customers. We focus on controlling the claims process and costs, thereby limiting losses, by internally managing the entire claims process. We strive to promptly assess claims, manage against fraud, and identify loss trends and capture information that is useful in establishing loss reserves and determining premium rates. Our claims process is designed to promote expedient, fair and consistent claims handling, while controlling loss adjustment expenses.
     As of June 30, 2007, our claims operation had a staff of approximately 340 employees, including adjusters, appraisers, re-inspectors, special investigators and claims administrative personnel. We conduct our claims operations out of our Nashville office and through regional claims offices in Tampa, Florida, Chicago, Illinois and Irving, Texas. Our employees handle all claims from the initial report of the claim until the final settlement. We believe that directly employing claims personnel, rather than using independent contractors, results in improved customer service, lower loss payments and lower loss adjustment expenses. In territories where we do not believe a staff appraiser would be cost-effective, we utilize the services of independent appraisers to inspect physical damage to automobiles. The work of independent appraisers is supervised by regional staff appraisal managers.
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
Loss and Loss Adjustment Expense Reserves
     Automobile accidents generally result in insurance companies making payments (referred to as “losses”) to individuals or companies to compensate for physical damage to an automobile or other property and/or an injury to a person. Months and sometimes years may elapse between the occurrence of an accident, report of the accident to the insurer and payment of the claim. Insurers record a liability for estimates of losses that will be paid for accidents reported to them, which are referred to herein as case reserves. In addition, because accidents are not always reported promptly, insurers estimate incurred but not reported, or IBNR, reserves to cover these expected losses. Insurers also incur expenses in connection with the handling and settling of claims that are referred to as “loss adjustment expenses” and record a liability for the estimated costs to settle their expected unpaid losses.
     We are directly liable for loss and loss adjustment expenses under terms of the insurance policies underwritten by our insurance company subsidiaries. Each of our insurance company subsidiaries establishes a reserve for all unpaid losses, both case and IBNR reserves, and estimates for the cost to settle the claims. We estimate our IBNR reserves by estimating our ultimate liability for loss and loss adjustment expense reserves first, and then reducing that amount by the amount of the cumulative paid claims and by the amount of our case reserves. We rely primarily on historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience. Other factors, such as inflation, settlement patterns, legislative activity and litigation trends, are also considered. With the assistance of our internal actuarial staff, we review our loss and loss adjustment expense reserve estimates on a quarterly basis and adjust those reserves each quarter to reflect any favorable or unfavorable development as experience develops or new information becomes known.
     We have experienced rapid and significant growth in recent years, primarily as a result of expansion into new states which has made the process of estimating reserves more difficult relative to the larger, more mature states. In these new states we initially establish our reserves using our loss experience from other states that we perceive as being similar. As our historical loss experience in these new states continues to develop, we revise our estimates accordingly. As a result, we have experienced volatility in our reported loss and loss adjustment expense that has directly impacted our results of operations and financial condition.
     We periodically review our methods of establishing case and IBNR reserves and update them if necessary. Our internal actuarial staff, which includes a fully-credentialed actuary, performs quarterly comprehensive reviews of reserves and loss trends. We also engaged an independent actuarial firm to assess the reasonableness of our reserve estimates at June 30, 2007. We believe that the liabilities that we have recorded for unpaid losses and loss adjustment expenses at June 30, 2007 are adequate to cover the final net cost of losses and loss adjustment expenses incurred through that date.

     The table below sets forth the year-end reserves since the Company began operations as an insurance company with the 2004 acquisition of USAuto Holdings, Inc. (“USAuto”) and the subsequent development of these reserves through June 30, 2007. The purpose of the table is to show a “cumulative deficiency or redundancy” for each year which represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. The top line of the table presents the net reserves at the balance sheet date for each of the years indicated. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported as of the end of each successive year with respect to those claims. The next portion of the table presents the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments since the end of the respective year. As more information becomes known about the payments and the frequency and severity of claims for individual years, the estimate changes accordingly. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves. Adverse loss development, which would be shown as a cumulative deficiency in the table, exists when the original reserve estimate is less than the re-estimated reserves. Information with respect to the cumulative development of gross reserves, without adjustment for the effect of reinsurance, also appears at the bottom portion of the table.
     In evaluating the information in the table below, you should note that each amount entered incorporates the cumulative effect of all changes in amounts entered for prior periods. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future.

At June 30 (in thousands)	2004	2005	2006	2007
Net liability for loss and loss adjustment expense reserves, originally estimated	$18,137	$39,289	$61,521	$91,137
Cumulative amounts paid as of:
One year later	13,103	28,024	51,420
Two years later	16,579	34,754
Three years later	17,795
Liability re-estimated as of:
One year later	17,781	37,741	65,386
Two years later	17,244	38,226
Three years later	16,973
Net cumulative redundancy (deficiency)	1,164	1,063	(3,865)

Gross liability — end of year	$30,434	$42,897	$62,822	$91,446
Reinsurance receivables	12,297	3,608	1,301	309

Net liability — end of year	$18,137	$39,289	$61,521	$91,137

Gross re-estimated liability — latest	$29,233	$41,524	$66,458
Re-estimated reinsurance receivables — latest	12,260	3,298	1,072

Net re-estimated — latest	$16,973	$38,226	$65,386

Gross cumulative redundancy (deficiency)	$1,201	$1,373	$(3,636)

     At June 30, 2007, we had $91.4 million of loss and loss adjustment expense reserves, which included $50.1 million in IBNR reserves and $41.3 million in case reserves, all related to our non-standard personal automobile insurance business. Through September 1, 2004, we maintained quota-share reinsurance, the run-off of which resulted in a reinsurance receivable of $0.3 million that is offset against the gross reserves of $91.4 million in the above table. For a reconciliation of net loss and loss adjustment expense reserves from the beginning to the end of the year for the last two fiscal years, see Note 9 to our consolidated financial statements.
     As shown above, for the year ended June 30, 2007, we experienced an adverse net reserve development of $3.9 million. This adverse development increased our loss and loss adjustment expense reserves for prior accident years and decreased our income before income taxes for the 2007 fiscal year. We believe that this development was attributable to (i) the inherent imprecision in estimating reserves, (ii) the limited historical loss experience in our new states which requires more judgment in determining our loss reserve estimates for those states and (iii) an increase in paid frequency in Florida related to the Bodily Injury (“BI”) and Personal Injury Protection (“PIP”) coverages.
     During fiscal 2007, losses for the current accident year were adversely affected by unanticipated volatility, primarily higher severity, in our newer states. We also experienced volatility as a result of an unanticipated change in severity from a greater occurrence of large losses (losses of $10,000 or above) in our mature states. To a lesser extent, we experienced an increase in losses for the current year as a result of a change in our business mix resulting from premium growth in our emerging states. As a result of the effect of these factors on our anticipated development, we experienced an increase in our loss ratio from 67.5% in fiscal 2006 to 80.4% in fiscal 2007.
     For the fiscal year ended June 30, 2007, our loss and loss adjustment expense reserves were determined by our internal actuary. Loss and loss adjustment expense reserve estimates were reviewed on a quarterly basis and adjusted each quarter to reflect any favorable or adverse development. Development assumptions were based upon historical accident quarters. We analyzed our reserves for each type of coverage, by state and for loss and loss adjustment expense to determine our loss and loss adjustment expense reserves. To determine the best estimate, we reviewed the results of five estimation methods, including the incurred development method, the paid development method, the incurred Bornhuetter-Ferguson method, the paid Bornhuetter-Ferguson method, and the counts/averages method for each set of data. Each review developed a point estimate for a subset of our business. We did not prepare separate point estimates for our entire business using each of the estimation methods. In determining our loss and loss adjustment expense reserves, we selected different estimation methods as appropriate for the various subsets of our business, and the method selected varied by coverage and by state, and considerations included the number and value of the case reserves for open claims, incurred and paid loss relativities, and suspected biases for each of the procedures. Other factors considered in establishing reserves include assumptions regarding loss frequency and loss severity. We believe assumptions regarding loss frequency are reliable because injured parties generally report their claims within a reasonably short period of time after an accident. Loss severity is more difficult to estimate because severity is affected by changes in underlying costs, including medical costs, jury verdicts and regulatory changes.
     Based upon the foregoing, we calculated a single point estimate of our net loss and loss adjustment expense reserves as of June 30, 2007. We believe that estimate is our best estimate of our loss and loss adjustment expense reserves at June 30, 2007. The loss and loss adjustment expense reserves in our financial statements for the fiscal year ended June 30, 2007 are equal to the estimate determined by our internal actuary and were determined to be reasonable by an independent actuarial firm.
     We believe the estimate regarding changes in loss severity is the most significant factor impacting the IBNR estimate. We believe that a one percent (1%) increase or decrease over the expected change in loss severity is reasonably likely. A one percent (1%) increase over the expected change in loss severity would result in adverse development of net loss and loss adjustment expense reserve levels at June 30, 2007 of approximately $6.1 million. Conversely, a one percent (1%) decrease in the expected change in loss severity would result in favorable development of net loss and loss adjustment expense reserve levels at June 30, 2007 of approximately $6.0 million.
Reinsurance
     Reinsurance is an arrangement in which a company called a reinsurer agrees in a contract, often referred to as a treaty, to assume specified risks written by an insurance company, known as a ceding company, by paying the insurance company all or a portion of the insurance company’s losses arising under specified classes of insurance policies. Insurance companies like us can use reinsurance to reduce their exposures, to increase their underwriting capacity and to manage their capital more efficiently. Through August 31, 2004, our insurance companies relied on quota-share reinsurance to maintain our exposure to loss at or below a level that was within the capacity of our capital resources. In quota-share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business (for example, 50% of all losses arising from non-standard personal automobile insurance written in a particular state in a particular year) in exchange for a corresponding percentage of premiums, less a ceding commission as compensation for underwriting costs incurred by the ceding company.

     Historically, our insurance companies ceded a portion of their non-standard personal automobile insurance premiums and losses to unaffiliated reinsurers in accordance with these contracts. Through August 2004, we had in place a quota share treaty whereby we ceded approximately 50% of the premiums written by our insurance company subsidiaries. Effective September 2004, as a result of available liquidity to increase the statutory capital and surplus of our insurance company subsidiaries, we non-renewed our quota-share reinsurance treaty. In addition, to reduce exposure for certain catastrophic events, through April 2006, we maintained excess-of-loss reinsurance coverage that provided us with coverage for losses up to $4 million less our retention of the first $1 million per event. Effective April 2006, we elected to not renew this reinsurance.
     Prior to May 2005, our insurance company subsidiaries were not licensed in the State of Alabama and therefore, through quota-share reinsurance, we assumed a percentage of the premiums our managing general agency subsidiary wrote in Alabama on behalf of two other insurance companies. In May 2005, we obtained an insurance license in Alabama and began writing policies there through one of our insurance company subsidiaries. Although FAIC is licensed in Texas, some of our business there is currently written by a managing general agency subsidiary through a county mutual insurance company and is assumed by us through 100% quota-share reinsurance.
     At June 30, 2007, our reinsurance receivables totaled $0.3 million, which reflects the run-off of the quota-share reinsurance. All reinsurance receivables were unsecured and due from Transatlantic Reinsurance Company, a member of American International Group, Inc., which is rated “A+ (Superior)” by A.M. Best.
Technology
     The effectiveness of our business model depends in part on the effectiveness of our internally-developed information technology systems. Our information systems enable timely and efficient communication and data-sharing among the various segments of our integrated operations, including our retail sales offices, insurance underwriters and claims processors. We believe that this sharing capability provides us with a competitive advantage over many of our competitors, who must communicate with unaffiliated premium finance companies and with a large number of independent agents, many of whom use different recordkeeping and information systems that may not be fully compatible with the insurance company’s systems.
     Sales Office Automation. We have emphasized standardization and integration of our systems among our subsidiaries to facilitate the automated capture of information at the earliest point in the sales cycle. All of our retail sales offices transmit information directly to our central office where policy information is added to our systems with little additional handling. Our sales offices also have immediate access to current information on policies through a common network interface or through a distributed database downloaded from our central office. Our systems enable our retail sales offices to process new business, renewals and endorsements and issue policies, declaration pages and identification cards.
     Payment Processing. Most of our customers visit our sales offices at least once a month to make a payment on their policies. System-generated receipts are required for all payments collected in our sales offices. Our sales offices generate balancing reports at the end of each day, prepare bank deposit documents and transmit electronically all payment records to our central office. Bank deposits are also made electronically through the use of check-imaging technology. Typically, payments are automatically applied to the applicable policies during the night following their collection in our sales offices. This results in fewer notices of intent to cancel being generated and fewer policies being cancelled that must be reinstated if a customer’s late payment is processed after cancellation. We believe that our payment processing methods reduce mailing costs and limit unwarranted policy cancellations.
Ratings
     In December 2006, A.M. Best, which rates insurance companies based on factors of concern to policyholders, reaffirmed the ratings of our property and casualty insurance company subsidiaries at “B (Fair).” FAIC-TN did not commence operations until January 2007 and is currently not rated. The “B (Fair)” rating is the seventh highest rating amongst a scale of 15 ratings, which currently range from “A++ (Superior)” to “F (In Liquidation).” Publications of A.M. Best indicate that the “B (Fair)” rating is assigned to those companies that in A.M. Best’s opinion have a fair ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders, and are not recommendations to potential or current investors to buy, sell or hold our common stock.
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
     Required Licensing. We operate under licenses issued by various state insurance authorities. Such licenses may be of perpetual duration or periodically renewable, provided we continue to meet applicable regulatory requirements. The licenses govern, among other things, the types of insurance coverages and products that may be offered in the licensing state. Such licenses are typically issued only after an appropriate application is filed and prescribed criteria are met. All of our licenses are in good standing. Currently, we hold property and liability insurance licenses in the following 25 states:

Alabama	Missouri
Arizona	Nevada
Arkansas	New Mexico
Colorado	Ohio
Florida	Oklahoma
Georgia	Pennsylvania
Illinois	South Carolina
Indiana	Tennessee
Iowa	Texas
Kansas	Utah

Kentucky	Virginia
Louisiana	West Virginia
Mississippi
     In addition, as required by our current operations, we hold a managing general agency license in Texas and motor club licenses in Mississippi and Tennessee. To expand into a new state or offer a new line of insurance or other new product, we must apply for and obtain the appropriate licenses.
     Insurance Holding Company Regulation. We operate as an insurance holding company system and are subject to regulation in the jurisdictions in which our insurance company subsidiaries conduct business. These regulations require that each insurance company in the holding company system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the holding company domiciled in that state. We have insurance company subsidiaries that are organized and domiciled under the insurance statutes of Texas, Georgia and Tennessee. The insurance laws in each of these states similarly provide that all transactions among members of a holding company system be done at arm’s length and be shown to be fair and reasonable to the regulated insurer. Transactions between insurance company subsidiaries and their parents and affiliates typically must be disclosed to the state regulators, and any material or extraordinary transaction requires prior approval of the applicable state insurance regulator. In addition, a change of control of a domestic insurer or of any controlling person requires the prior approval of the state insurance regulator. In general, any person who acquires 10% or more of the outstanding voting securities of the insurer or its parent company is presumed to have acquired control of the domestic insurer. To the best of our knowledge, we are in compliance with the regulations discussed above.
     Restrictions on Paying Dividends. In the future, we may need to rely on dividends from our insurance company subsidiaries to meet corporate cash requirements. State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s capital and surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Prior approval from state insurance regulatory authorities is generally required in order for an insurance company to declare and pay extraordinary dividends. The payment of ordinary dividends is limited by the amount of capital and surplus available to the insurer, as determined in accordance with state statutory accounting practices and other applicable limitations. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance company subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect. See Note 19 to our consolidated financial statements for a discussion of the ability of our insurance company subsidiaries to pay dividends.
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
     Guaranty Funds. Under state insurance guaranty fund laws, insurers doing business in a state can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. Maximum contributions required by law in any one year vary between 1% and 2% of annual premiums written in that state. In most states guaranty fund assessments are recoverable either through future policy surcharges or offsets to state premium tax liability. To date, we have not received any material unrecoverable assessments.
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
     Quarterly and Annual Financial Reporting. We are required to file quarterly and annual financial reports with states utilizing statutory accounting practices that are different from generally accepted accounting principles (“GAAP”), which reflect our insurance subsidiaries on a going concern basis. The statutory accounting practices used by state regulators, in keeping with the intent to assure policyholder protection, are generally based on a liquidation concept. For statutory financial information on our insurance company subsidiaries, see Note 19 to our consolidated financial statements included in this report.
     Periodic Financial and Market Conduct Examinations. The state insurance departments that have jurisdiction over our insurance company subsidiaries conduct on-site visits and examinations of the insurers’ affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Typically, these examinations are conducted every three to five years. In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurers, insurance agencies and insurance adjusting companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination. FAIC has been examined by the Tennessee Department of Commerce and Insurance for financial condition through December 31, 2001 and for market conduct through December 31, 2003. FAIC-GA has been examined by the Georgia Department of Insurance for financial condition through December 31, 2004. FAIC-TN received an organizational examination by the Tennessee Department of Commerce and Insurance as of December 4, 2006. None of our insurance company subsidiaries has ever been the subject of a target examination.
     Risk-Based Capital. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners, or “NAIC,” has adopted a formula and model law to implement risk-based capital, or “RBC,” requirements designed to assess the minimum amount of statutory capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. RBC is used to set capital requirements based on the size and degree of risk taken by the insurer and taking into account various risk factors such as asset risk, credit risk, underwriting risk, interest rate risk and other relevant business risks. The NAIC model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. This calculation is performed on a calendar year basis, and at December 31, 2006, both FAIC and FAIC-GA maintained an RBC level that was in excess of an amount that would require any corrective actions on their part. At December 31, 2006, FAIC-TN had not yet commenced operations.
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
     As of December 31, 2006, FAIC’s total adjusted capital was 2.7 times its authorized control level RBC, requiring no corrective action on FAIC’s part. As of December 31, 2006, FAIC-GA’s total adjusted capital was 3.6 times its authorized control level RBC, requiring no corrective action on FAIC-GA’s part. At December 31, 2006, FAIC-TN had not yet commenced operations.
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
     As of December 31, 2006, FAIC had four IRIS ratios outside the usual range and FAIC-GA had one IRIS ratio outside the usual range as follows:
•	FAIC had a ratio outside the usual range for high investment yield as the calculated yield was above 6.5%. The calculated yield was 18.9% and was inflated as a result of the inclusion of a dividend received during the year from FAIC-GA. Excluding this dividend, the calculated yield would have been 4.0% which is above the low end of the investment yield range of 3%.

•	FAIC had a ratio outside of the usual IRIS range for the change in net premiums written, which is plus or minus 33%. Net premiums written increased 82% primarily as the result of FAIC’s growth from the development of recently-added retail locations in Florida and Texas and from the acquisition of retail stores in Chicago, Illinois in January 2006.

•	FAIC had ratios outside of the usual IRIS range for both the gross and net changes in capital and surplus, which are plus or minus 50% and 25%, respectively. FAIC increased its gross and net capital and surplus by 125% and 83%, respectively, primarily through capital contributions to support its premium growth. The net change in capital and surplus excludes amounts that are paid in. FAIC-GA also had a ratio out of the usual IRIS range for the net change in capital and surplus. On a net basis, FAIC-GA reduced its capital and surplus by 26% which was primarily the result of paying a dividend during the year to FAIC.

     These IRIS results were provided to regulators on February 23, 2007. Since that date, no regulatory action has been taken, nor is any such action anticipated.
Employees
     As of June 30, 2007, we had approximately 1,350 employees. Our employees are not covered by any collective bargaining agreements.
Available Information
     We file reports with the Securities and Exchange Commission, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and other reports from time to time. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, NW, Washington D.C. 20549. The public may obtain information about the operation of the Public Reference Room on-line at www.sec.gov/info/edgar/prrrules.htm or by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at www.sec.gov that contains our reports, proxy and information statements, and other information filed electronically. These website addresses are provided as inactive textual references only, and the information provided on those websites is not part of this report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
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
Item 1A. Risk Factors
Our loss and loss adjustment expenses may exceed our reserves, which would adversely impact our results of operations and financial condition.
     We establish reserves for the estimated amount of claims under terms of the insurance policies underwritten by our insurance company subsidiaries. The amount of the reserve is determined based on historical claims information, industry statistics and other factors. The establishment of appropriate reserves is an inherently uncertain process due to a number of factors, including the difficulty in predicting the frequency and severity of claims, the rate of inflation, the rate and direction of changes in trends, ongoing interpretation of insurance policy provisions by courts, inconsistent decisions in lawsuits regarding coverage and broader theories of liability. Any changes in claims settlement practices can also lead to changes in loss payment patterns, which are used to estimate reserve levels. Recently, our ability to accurately estimate our loss and loss adjustment expense reserves has been made more difficult by our rapid growth and entry into new states. If our reserves prove to be inadequate, we will be required to increase our loss reserves and the amount of any such increase would reduce our income in the period that the deficiency is recognized. The historic development of reserves for loss and loss adjustment expenses may not necessarily reflect future trends in the development of these amounts. Consequently, our actual losses could materially exceed our loss reserves, which would have a material adverse effect on our results of operations and financial condition.
Our ability to use net operating loss carryforwards to reduce future tax payments may be limited.
     Based on our calculations and in accordance with the rules stated in the Internal Revenue Code of 1986, as amended (the “Code”), we do not believe that any “ownership change,” as described in the following paragraph and as defined in Section 382 of the Code, has occurred with respect to our net operating losses (“NOLs”) and accordingly we believe that there is no existing annual limitation under Section 382 of the Code on our ability to use

NOLs to reduce our future taxable income. We did not obtain, and currently do not plan to obtain, an IRS ruling or opinion of counsel regarding either of these conclusions.
     Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership of our total capital stock by more than 50 percentage points in any three-year period. If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount (the “Section 382 limitation”) equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service. In the event of an ownership change, NOLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such excess NOLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. Regardless of whether an ownership change occurs, the carryforward period for NOLs is either 15 or 20 years from the year in which the losses giving rise to the NOLs were incurred, depending on when those losses were incurred. The earliest losses that gave rise to our remaining NOLs were incurred in 1993 and will expire in 2008. The most recent losses that gave rise to our NOLs were incurred in 2003 and will expire in 2023. If the carryforward period for any NOL were to expire before that NOL had been fully utilized, the use of the unutilized portion of that NOL would be permanently prohibited. Our use of new NOLs arising after the date of an ownership change would not be affected by the Section 382 limitation, unless there were another ownership change after those new NOLs arose.
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
     Code Section 269 permits the IRS to disallow any deduction, credit or allowance, including the utilization of NOLs, that otherwise would not be available but for the acquisition of control of a corporation, including acquisition by merger, for the principal purpose of avoiding federal income taxes, including avoidance through the use of NOLs. If the IRS were to assert that the principal purpose of the April 2004 acquisition of USAuto was the avoidance of federal income tax, we would have the burden of proving that this was not the principal purpose. The determination of the principal purpose of a transaction is purely a question of fact and requires an analysis of all the facts and circumstances surrounding the transaction. Courts generally have been reluctant to apply Code Section 269 where a reasonable business purpose existed for the timing and form of the transaction, even if the availability of tax benefits was also an acknowledged consideration in the transaction. We think that Code Section 269 should not apply to the acquisition of USAuto because we can show that genuine business purposes existed for the USAuto acquisition and that tax avoidance was not the principal purpose for the merger. Our primary objective of the merger was to seek long-term growth for our stockholders through an acquisition. To that end, we redeployed a significant amount of our existing capital and offered our existing stockholders the right to make a substantial additional investment in the Company to facilitate the acquisition of USAuto. If, nevertheless, the IRS were to assert that Code Section 269 applied and if such assertion were sustained, our ability to utilize our existing NOLs would be severely limited or extinguished. Due to the fact that the application of Code Section 269 is ultimately a question of fact, there can be no assurance that the IRS would not prevail if it were to assert the application of Code Section 269.
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
     The non-standard personal automobile insurance business is highly competitive. We believe that our primary insurance company competition comes not only from national insurance companies or their subsidiaries, but also from non-standard insurers and independent agents that operate in a specific region or single state in which we also operate. We believe that our significant competitors are the Allstate insurance group, the Berkshire Hathaway insurance group (including GEICO), the Bristol West insurance group, the Direct General insurance group, the Infinity insurance group, the Progressive insurance group, the AIG insurance group, and the State Farm insurance group. Some of our competitors have substantially greater financial and other resources than us, and they may offer a broader range of products or competing products at lower prices. Our revenues, profitability and financial condition could be materially adversely affected if we are required to decrease or are unable to increase prices to stay competitive or if we do not successfully retain our current customers and attract new customers.
Our business may be adversely affected by negative developments in the states in which we operate.
     We currently operate in 12 states located primarily in the Southeastern and Midwestern United States. For the year ended June 30, 2007, approximately 23% and 18% of our gross premiums earned were generated from non-standard personal automobile insurance policies written in Georgia and Florida, respectively. Our revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in the states in which we operate. Changes in any of these conditions could make it more costly or difficult for us to conduct business. Adverse regulatory developments, which could include reductions in the maximum rates permitted to be charged, restrictions on rate increases or fundamental changes to the design or implementation of the automobile insurance regulatory framework, could reduce our revenues, increase our expenses or otherwise have a material adverse effect on our results of operations and financial condition. In addition, these developments could have a greater effect on us, as compared with more diversified insurers that also sell other types of automobile insurance products, write other additional lines of insurance coverages or whose premiums are not as concentrated in a single line of insurance.
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
     The non-standard personal automobile insurance industry is cyclical in nature. In the past, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. If new competitors enter this market, existing competitors may attempt to increase market share by lowering rates. Such conditions could lead to reduced prices, which would negatively impact our revenues and profitability. We believe that between 2002 and 2005, the underwriting results in the personal automobile insurance industry improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers. However, since then we have witnessed a stabilization followed by a reduction in premiums and rates across most states. Given the cyclical nature of the industry, these conditions may negatively impact our revenues and profitability.
Our investment portfolio may suffer reduced returns or losses, which could reduce our profitability.
     Our results of operations depend, in part, on the performance of our invested assets. As of June 30, 2007, substantially all of our investment portfolio was invested either directly or indirectly in debt securities, primarily in liquid state, municipal, corporate and federal government bonds and collateralized mortgage obligations. Fluctuations in interest rates affect our returns on, and the fair value of, debt securities. Unrealized gains and losses on debt securities are recognized in other comprehensive income and increase or decrease our stockholders’ equity. As of June 30, 2007, the amortized cost of our investment portfolio exceeded the fair value by $2.8 million. We believe the unrealized loss is temporary; however, an increase in interest rates could further reduce the fair value of our investments in debt securities. As of June 30, 2007, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities portfolio would have resulted in an estimated decrease in fair value of 4.5%, or approximately $7.9 million. In addition, defaults by third parties who fail to pay or perform obligations could reduce our investment income and could also result in investment losses to our portfolio.
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
     Our future growth plans may include expanding into new states by opening new sales offices, acquiring the business and assets of local agencies and possibly introducing additional insurance products. In order to grow our business successfully, we must apply for and maintain necessary licenses, properly design and price our products and identify, hire and train new claims, underwriting and sales employees. Our expansion will also place significant demands on our management, operations, systems, accounting, internal controls and financial resources. If we fail to do any one of these well, we may not be able to expand our business successfully. Even if we successfully complete an acquisition, we face the risk that we may acquire business in states in which market and other conditions may not be favorable to us. Any failure by us to manage growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.
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
     Failure to meet applicable risk-based capital requirements or minimum statutory capital and surplus requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Any changes in existing RBC requirements or minimum statutory capital and surplus requirements may require our insurance company subsidiaries to increase their statutory capital and surplus levels, which they may be unable to do. This calculation is performed on a calendar year basis, and at December 31, 2006, both FAIC and FAIC-GA maintained an RBC level in excess of an amount that would require any corrective actions on their part. At December 31, 2006, FAIC-TN had not commenced operations.
     State regulators also screen and analyze the financial condition of insurance companies using the NAIC Insurance Regulatory Information System, or IRIS. As part of IRIS, the NAIC database generates key financial ratio results obtained from an insurer’s annual statutory statements. A ratio result falling outside the usual range of IRIS ratios may result in further examination by a state regulator to determine if corrective action is necessary. As of December 31, 2006, FAIC and FAIC-GA had IRIS ratios outside the usual ranges that were reported to the appropriate regulatory authorities, but no regulatory authority has informed the insurance company subsidiaries that it intends to conduct a further examination of their financial condition. We cannot assure you that regulatory authorities will not conduct any such examination of the financial condition of our insurance company subsidiaries, or of the outcome of any such investigation. See “Business — Regulatory Environment.”
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
     Our reliance on leased retail sales offices staffed by employee-agents results in a cost structure that has a high proportion of fixed costs. In times of increasing sales volume, our acquisition cost per policy decreases, improving our expense ratio, which we believe is one of the significant advantages of our business model. However, in times of declining sales volume, the opposite would occur. A decline in sales volume could decrease our profitability, cause us to close some of our retail sales offices or lay off some employee-agents to manage our expenses.
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
     Three of our stockholders, Gerald J. Ford, our Chairman of the Board; Stephen J. Harrison, our President and Chief Executive Officer; and Thomas M. Harrison, Jr., our Executive Vice President and Secretary, in the aggregate, control 62% of our outstanding common stock. If these stockholders acted or voted together, they would have the power to control the election and removal of our directors. They would also have significant control over other matters requiring stockholder approval, including the approval of major corporate transactions and proposed amendments to our certificate of incorporation. In addition, this concentration of ownership may delay or prevent a change in control of our company, as well as frustrate attempts to replace or remove current management, even when a change may be in the best interests of our other stockholders. Furthermore, the interests of these stockholders may not always coincide with the interests of our company or other stockholders.
Our insurance company subsidiaries are subject to regulatory restrictions on paying dividends to us.
     State insurance laws limit the ability of our insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. These restrictions affect the ability of our insurance company subsidiaries to pay dividends to us and may require our subsidiaries to obtain the prior approval of regulatory authorities, which could slow the timing of such payments to us or reduce the amount that can be paid. To the extent we may need to rely, in part, on receiving dividends from the insurance company subsidiaries, the limit on the amount of dividends that can be paid by the insurance company subsidiaries may affect our ability to pay dividends to our stockholders. The dividend-paying ability of the insurance company subsidiaries is discussed in Note 19 to the consolidated financial statements.
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
     Transactions Between Insurance Companies and Their Affiliates. Our insurance company subsidiaries are organized and domiciled under the insurance statutes of Texas, Georgia and Tennessee. The insurance laws in these states provide that all transactions among members of an insurance holding company system must be done at arm’s length and shown to be fair and reasonable to the regulated insurer. Transactions between our insurance company subsidiaries and other subsidiaries generally must be disclosed to the state regulators, and prior approval of the applicable regulator generally is required before any material or extraordinary transaction may be consummated. State regulators may refuse to approve or delay approval of such a transaction, which may impact our ability to innovate or operate efficiently.
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
Item 1B. Unresolved Staff Comments
     None.
Executive Officers of the Registrant
     Pursuant to General Instruction G(3) of Form 10-K, the following information regarding our executive officers is included in Part I of this Annual Report on Form 10-K in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 7, 2007.
     The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Stephen J. Harrison	55	President and Chief Executive Officer
Thomas M. Harrison, Jr.	57	Executive Vice President and Secretary
Edward L. Pierce	50	Executive Vice President and Chief Financial Officer
Kevin P. Cohn	38	Chief Accounting Officer and Corporate Controller
Michael J. Bodayle	51	Chief Financial Officer — Insurance Company Operations
William R. Pentecost	49	Chief Information Officer
Randy L. Reed	51	Senior Vice President — Sales and Marketing
     Stephen J. Harrison has served as President and Chief Executive Officer of the Company since April 2004. Mr. Harrison co-founded FAIC, USAuto’s predecessor company, in 1995 and served as President and Chief Executive Officer of USAuto from USAuto’s inception. He has over 30 years experience in insurance and related industries, including automobile insurance and insurance agency operations. From 1974 to 1991, he served in various capacities with the Harrison Insurance Agency, a family-owned multi-line insurance agency. From 1991 to 1993, Mr. Harrison served as President of Direct Insurance Company, a non-standard automobile insurance company. Mr. Harrison is the brother of Thomas M. Harrison, Jr., who is Executive Vice President and Secretary of the Company.
     Thomas M. Harrison, Jr. has served as Executive Vice President and Secretary of the Company since April 2004. Mr. Harrison co-founded FAIC, USAuto’s predecessor company, in 1995 and has served as Vice President and Secretary of USAuto from USAuto’s inception. He has over 30 years experience in insurance and related industries, including automobile insurance and insurance agency operations. From 1976 to 1995, Mr. Harrison served in various capacities with the Harrison Insurance Agency, a family-owned multi-line insurance agency. Mr. Harrison is the brother of Stephen J. Harrison, who is President and Chief Executive Officer of the Company.
     Edward L. Pierce has served as Executive Vice President of the Company since August 2006 and Chief Financial Officer since October 2006. From May 2001 through February 2006, Mr. Pierce served as Executive Vice President and Chief Financial Officer and as a director of BindView Development Corporation, a publicly-traded network security software development company. From November 1994 through January 2001, Mr. Pierce held various financial management positions, including Executive Vice President and Chief Financial Officer, with Metamor Worldwide Corporation, a publicly-traded global information technology services company. Previously, Mr. Pierce was Corporate Controller of American Oil and Gas Corporation and a Senior Audit Manager at Arthur Andersen & Co.
     Kevin P. Cohn has served as Chief Accounting Officer and Corporate Controller of the Company since October 2006. From May 2001 through May 2006, he served as Vice President, Chief Accounting Officer and Corporate Controller of BindView Development Corporation, a publicly-traded network security software development company. From December 1997 until February 2001, Mr. Cohn was employed by Metamor Worldwide Inc., a publicly-traded global information technology services company, where he was Vice President,

Chief Accounting Officer and Corporate Controller. Before that, Mr. Cohn was employed with Ernst & Young LLP as an Audit Manager.
     Michael J. Bodayle has served as Chief Financial Officer — Insurance Company Operations of the Company since April 2004. Mr. Bodayle has been Treasurer and Chief Financial Officer of the Company’s insurance company subsidiaries since March 2004 and had served as USAuto’s Treasurer and Chief Financial Officer since July 1998. He has over 25 years of experience focused primarily in the insurance industry, which includes auditing, financial reporting and insurance agency operations. He has over seven years of public accounting experience and was formerly a Senior Audit Manager with Peat, Marwick, Main (now known as KPMG) from 1980 to 1985. From 1985 to 1996, Mr. Bodayle was Treasurer and Chief Financial Officer for Titan Holdings, Inc., a publicly-traded insurance holding company.
     William R. Pentecost has been Chief Information Officer of the Company since April 2004. Mr. Pentecost was USAuto’s Chief Information Officer from USAuto’s inception in 1995. He has over 15 years experience with insurance company information systems. Mr. Pentecost is also a Chartered Property Casualty Underwriter.
     Randy L. Reed has been Senior Vice President — Sales and Marketing of the Company since April 2004. Mr. Reed was USAuto’s Vice President — Sales and Marketing since February 1997. Prior to February 1997, Mr. Reed served for over ten years as co-owner and President of Reed Oil Company, Inc., a wholesaler and retailer involved in the oil jobber business.
Item 2. Properties
     We lease office space in Nashville, Tennessee for our executive offices (approximately 21,000 square feet) and for our claims and customer service center (approximately 51,000 square feet). We also lease office space in Chicago, Illinois, Tampa, Florida and Irving, Texas for our regional claims offices and in Chicago, Illinois and Houston, Texas for our regional customer service centers. Our retail locations are all leased and typically are located in storefronts in retail shopping centers, and each location typically contains less than 1,000 square feet of space.
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
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters subject to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock is currently quoted on the New York Stock Exchange under the symbol “FAC”. The following table sets forth quarterly high and low bid prices for our common stock for the periods indicated based upon quotations periodically published on the New York Stock Exchange. All price quotations represent prices between dealers, without accounting for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	Price Range
	High	Low
Year Ended June 30, 2006
First Quarter	$10.37	$8.77
Second Quarter	10.66	9.59
Third Quarter	13.34	10.06
Fourth Quarter	13.40	10.95

Year Ended June 30, 2007
First Quarter	$12.09	$10.55
Second Quarter	11.74	9.61
Third Quarter	10.69	9.91
Fourth Quarter	10.82	9.86
Holders
     According to the records of our transfer agent, there were 547 holders of record of our common stock on September 7, 2007, including record holders such as banks and brokerage firms who hold shares for beneficial holders, and 47,615,289 shares of our common stock were outstanding.
Dividends
     We paid no dividends during the two most recent fiscal years. We do not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 19 to our consolidated financial statements for a discussion of the legal restrictions on the ability of our insurance company subsidiaries to pay dividends.
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
Performance Graph
     The following graph compares the total cumulative shareholder return for $100 invested in our common shares against the cumulative total return of the Russell 3000 Index and the S&P Property & Casualty Insurance Index on June 30, 2002 to the end of the most recently completed fiscal year.
CUMULATIVE VALUE OF $100 INVESTMENT

	June 30,
	2002	2003	2004	2005	2006	2007
First Acceptance Corporation	100.00	139.23	179.49	242.56	302.05	260.51
Russell 3000	100.00	100.77	121.38	131.16	143.70	172.54
S&P Property & Casualty Insurance	100.00	95.64	113.59	129.12	136.66	156.32

Item 6. Selected Financial Data
     The following tables provide selected historical consolidated financial and operating data of the Company as of the dates and for the periods indicated. In conjunction with the data provided in the following tables and in order to more fully understand our historical consolidated financial and operating data, you should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included in this report. We derived our selected historical consolidated financial data as of June 30, 2007 and 2006 and for the years ended June 30, 2007, 2006 and 2005 from our audited consolidated financial statements included in this report. We derived our selected historical consolidated financial data as of June 30, 2005, 2004 and 2003 and for the years ended June 30, 2004 and 2003 from our audited consolidated financial statements not included in this report. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.
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

	Year Ended June 30,
					Proforma		Proforma
				Actual	2004	Actual	2003
	2007	2006	2005	2004	(unaudited)	2003	(unaudited)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Premiums earned	$300,661	$208,771	$132,677	$11,728	$57,716	$—	$38,353
Commission and fee income	37,324	26,757	26,821	4,401	26,275	—	33,462
Investment income	8,863	5,762	3,353	958	1,431	1,098	1,289
Other	789	7,712	3,944	6,066	14,901	233	7,333

Total revenues	347,637	249,002	166,795	23,153	100,323	1,331	80,437

Expenses:
Losses and loss adjustment expenses	241,908	140,845	87,493	7,167	36,616	—	25,905
Insurance operating expenses	97,629	75,773	49,921	7,194	41,142	—	35,962
Other operating expenses	2,623	2,494	2,775	6,235	2,278	2,637	1,648
Stock-based compensation	1,063	500	332	7,850	—	546	—
Depreciation and amortization	1,624	1,463	1,920	648	1,366	10	1,954
Interest expense	1,874	898	351	44	318	—	29

Total expenses	346,721	221,973	142,792	29,138	81,720	3,193	65,498

Income (loss) before income taxes	916	27,029	24,003	(5,985)	18,603	(1,862)	14,939
Provision (benefit) for income taxes (1)	17,586	(1,039)	(2,153)	(2,189)	6,983	—	5,844

Net income (loss)	$(16,670)	$28,068	$26,156	$(3,796)	$11,620	$(1,862)	$9,095

Per Share Data:
Income (loss) per share:
Basic	$(0.35)	$0.59	$0.56	$(0.15)	$0.25	$(0.09)	$0.20
Diluted	$(0.35)	$0.57	$0.53	$(0.15)	$0.24	$(0.09)	$0.19
Weighted average shares outstanding:
Basic	47,584	47,487	47,055	24,965	46,405	20,420	46,229
Diluted	47,584	49,576	48,989	24,965	47,883	20,420	46,985

	June 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Balance Sheet Data:
Fixed maturities, available-for-sale	$176,555	$127,828	$74,840	$33,243	$—
Cash, cash equivalents and other invested assets	34,161	31,534	35,682	38,352	56,847
Deferred tax asset	30,936	48,068	48,106	45,493	—
Total assets	498,892	435,327	331,645	286,450	59,053
Total liabilities	259,408	181,904	103,316	92,224	978
Total stockholders’ equity	239,484	253,423	228,329	194,226	58,075

Book value per common share	$5.03	$5.33	$4.81	$4.17	$2.82

(1)	The provision for income taxes for the year ended June 30, 2007 includes an increase in the valuation allowance for the deferred tax asset of $6.9 million as well as $10.0 million related to the expiration of certain net operating loss carryforwards (“NOLs”) resulting in a charge totaling $16.9 million. The benefit from income taxes for the years ended June 30, 2006 and 2005 include decreases in the valuation allowance for the deferred tax asset of $10.5 million and $10.6 million, respectively. There was no provision (benefit) for income tax expense recorded for the year ended June 30, 2003 because we had NOLs available to offset federal taxable income for which a full valuation allowance had been established. For the year ended June 30, 2003, the benefit resulting from the utilization of NOLs directly offsets federal income taxes that would have otherwise been payable.

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
     As of August 31, 2007, we leased and operated 462 retail locations, staffed by employee-agents. Our employee-agents exclusively sell insurance products either underwritten or serviced by us. As of August 31, 2007, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states.
     The following table shows the changes in the number of our retail locations for the periods presented. Retail location counts are based upon the date that a location commenced writing business.

	Year Ended June 30,
	2007	2006
Retail locations — beginning of period	460	248
Opened	18	149
Acquired	—	72
Closed	(16)	(9)

Retail locations — end of period	462	460

     The following table shows the number of our retail locations by state.

	June 30,
	2007	2006	2005
Alabama	25	25	25
Florida	41	39	20
Georgia	62	63	62
Illinois	81	86	5
Indiana	24	26	21
Mississippi	8	8	8
Missouri	15	18	14
Ohio	30	30	29
Pennsylvania	25	25	7
South Carolina	28	21	—
Tennessee	20	20	20
Texas	103	99	37

Total	462	460	248

Consolidated Results of Operations
     Overview
     Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of foreclosed real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses.
     The following table presents selected financial data for our insurance operations and real estate and corporate segments for the periods presented:

	Year Ended June 30,
	2007	2006	2005
	(in thousands)
Revenues:
Insurance	$347,431	$244,557	$164,974
Real estate and corporate	206	4,445	1,821

Consolidated total	$347,637	$249,002	$166,795

Income (loss) before income taxes:
Insurance	$6,252	$26,476	$25,640
Real estate and corporate	(5,336)	553	(1,637)

Consolidated total	$916	$27,029	$24,003

     Our insurance operations generate revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through three insurance company subsidiaries, First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are generated from:
•	premiums earned, including policy and renewal fees, from sales of policies written and assumed by our insurance company subsidiaries;

•	fee income, including installment billing fees on policies written as well as fees for other ancillary services (principally a motor club product); and

•	investment income earned on the invested assets of the insurance company subsidiaries.
     The following table presents gross premiums earned by state and includes policies written and assumed by the insurance company subsidiaries and policies issued by our Managing General Agency (“MGA”) subsidiaries on behalf of other insurance companies that are assumed by one of our insurance company subsidiaries through quota-share reinsurance. Prior to May 2005, we were not licensed to write insurance in Alabama and therefore one of our insurance companies assumed a percentage of the business written in Alabama through an MGA subsidiary. The assumed percentage was 50% from July 1, 2004 through February 1, 2005, and 100% following February 1, 2005. Since May 2005, all new Alabama business has been written by one of our insurance company subsidiaries on a direct basis. Although we are licensed in Texas, we currently write some business in Texas through the Texas county mutual insurance company system that is assumed 100% by one of our insurance company subsidiaries. For the months of July and August of 2004, we ceded 50% of our gross premiums earned to a reinsurer under a quota-share reinsurance agreement that was non-renewed effective September 1, 2004. Premiums ceded after September 1, 2004 reflect only the cost of catastrophic reinsurance. Effective April 14, 2006, we elected to not renew our catastrophic reinsurance.

	Year Ended June 30,
	2007	2006	2005
	(in thousands)
Gross premiums earned:
Georgia	$70,312	$68,948	$69,806
Florida	55,117	26,327	1,181
Texas	32,480	18,596	4,899
Illinois	31,201	7,680	112
Alabama	30,316	28,952	26,610
Tennessee	23,800	24,387	26,205
Ohio	16,455	14,046	10,703
South Carolina	14,797	1,238	—
Indiana	8,186	6,163	2,032
Pennsylvania	6,937	1,996	24
Missouri	6,087	5,332	4,193
Mississippi	4,973	5,187	4,431

Total gross premiums earned	300,661	208,852	150,196
Premiums ceded	—	(81)	(8,732)
Premiums not assumed	—	—	(8,787)

Total net premiums earned	$300,661	$208,771	$132,677

     The following table presents the change in the total number of policies in force for the insurance operations for the periods presented. Policies in force increase as a result of new policies issued and decrease as a result of policies that cancel or expire and are not renewed.

	Year Ended June 30,
	2007	2006	2005
Policies in force — beginning of period	200,401	119,422	91,385
Acquired	—	—	6,473
Net increase during period	26,573	80,979	21,564

Policies in force — end of period	226,974	200,401	119,422

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
     Expense Ratio — Expense ratio is the ratio (expressed as a percentage) of operating expenses to premiums earned. This is a measurement that illustrates relative management efficiency in administering our operations. We calculate this ratio on a net basis as a percentage of net premiums earned. Insurance operating expenses are reduced by fee income from insureds and ceding commissions received from our quota-share reinsurer as compensation for the costs we incurred in servicing this business on their behalf. Our expense ratio for fiscal 2005 excludes expenses and fee income related to incidental MGA operations. For the period from January 1, 2006 through December 31, 2006, our operating expenses were reduced by a transaction service fee we received for servicing the run-off business previously written by the Chicago agencies whose business we acquired in January 2006.
     Combined Ratio — Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, an insurance company cannot be profitable without sufficient investment income. The following table presents the combined ratios for our insurance operations for the periods presented.

	Year Ended June 30,
	2007	2006	2005
Loss and loss adjustment expense	80.4%	67.5%	65.9%
Expense	19.8%	21.5%	17.9%

Combined	100.2%	89.0%	83.8%

     The invested assets of the insurance operations are generally highly liquid and consist substantially of readily marketable, investment grade, municipal and corporate bonds and collateralized mortgage obligations. We invest in certain securities issued by political subdivisions in the states of Georgia and Tennessee, as these types of investments enable our insurance company subsidiaries to obtain premium tax credits. Investment income is composed primarily of interest earned on these securities, net of related investment expenses. Realized gains and losses on our investment portfolio may occur from time-to-time as changes are made to our holdings based upon changes in interest rates and changes in the credit quality of securities held.
     The non-standard personal automobile insurance industry is cyclical in nature. In the past, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. If new competitors enter this market, existing competitors may attempt to increase market share by lowering rates. Such conditions could lead to reduced prices, which would negatively impact our revenues and profitability. We believe that between 2002 and 2005, the underwriting results in the personal automobile insurance industry improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers. However, since then we have witnessed a stabilization followed by a reduction in premiums and rates across most states. Given the cyclical nature of the industry, these conditions may negatively impact our revenues and profitability.
Year Ended June 30, 2007 Compared with the Year Ended June 30, 2006
     Consolidated Results
     Revenues for the year ended June 30, 2007 increased 40% to $347.6 million from $249.0 million in the prior year. Net loss for the year ended June 30, 2007 was $16.7 million, compared with net income of $28.1 million for the year ended June 30, 2006. Basic and diluted net income (loss) per share was $(0.35) for the year ended June 30, 2007, compared with $0.59 and $0.57, respectively, for the year ended June 30, 2006.
     The provision for income taxes for the year ended June 30, 2007 includes an increase in the valuation allowance for the deferred tax asset of $6.9 million ($0.14 per share on a diluted basis) as well as $10.0 million ($0.21 per share on a diluted basis) related to the expiration of certain net operating loss carryforwards resulting in a deferred tax asset charge totaling $16.9 million ($0.35 per share on a diluted basis), while the benefit from income taxes for the year ended June 30, 2006 includes a decrease in the valuation allowance for the deferred tax asset of $10.5 million ($0.21 per share on a diluted basis). The increase in the valuation allowance for the year ended June 30, 2007 was due to revisions in management’s estimates for our future taxable income based on the results for the most recent fiscal year, while the charge related to the expiration of net operating loss carryforwards was due to taxable income for the current fiscal year being less than management’s prior estimates. The decrease for the year ended June 30, 2006 was the result of taxable income exceeding the estimates used by management in establishing the valuation allowances at June 30, 2006 and 2005, respectively, in addition to revisions in management’s estimates for our future taxable income.
     Net income per share for the year ended June 30, 2006 included gains on sales of foreclosed real estate held for sale of $3.6 million ($0.05 per share on a diluted basis).
     Insurance Operations
     Revenues from insurance operations were $347.4 million for the year ended June 30, 2007, compared with $244.6 million for the year ended June 30, 2006. Income before income taxes from insurance operations for the year ended June 30, 2007 was $6.3 million, compared with $26.5 million for the year ended June 30, 2006.

     Premiums Earned
     For the year ended June 30, 2007, premiums earned increased by $91.9 million, or 44%, to $300.7 million from $208.8 million for the year ended June 30, 2006. The increase was due primarily to the expansion of our business. Approximately 87% of the premium growth was in Florida, Texas and South Carolina, where we opened 102 locations in fiscal year 2006, and Chicago, where we acquired 72 locations in January 2006. The total number of insured policies in force at June 30, 2007 increased 13% over the same date in 2006 from 200,401 to 226,974. At June 30, 2007, we operated 462 retail locations (or “stores”), compared with 460 stores at June 30, 2006.
     Commission and Fee Income
     Commissions and fee income increased 39% to $37.3 million for the year ended June 30, 2007, from $26.8 million for the year ended June 30, 2006. This increase was the result of the growth in net premiums earned. However, fee income increased at a rate lower than our increase in premiums earned because we charge lower fees in Florida compared with our other states.
     Investment Income
     Investment income increased primarily as a result of the increase in the amount of invested assets. The weighted average investment yields for our fixed maturities portfolio were 5.5% and 5.6% at June 30, 2007 and 2006, respectively, with effective durations of 3.43 years and 3.83 years at June 30, 2007 and 2006, respectively. The yields for the comparable Lehman Brothers indices were 5.5% at June 30, 2007 and 2006.
     Other
     Other revenues for the year ended June 30, 2007 included $0.9 million, compared with $4.2 million for the prior year, from a transaction service fee earned through December 2006 in connection with the Chicago acquisition for servicing the run-off business previously written by the Chicago agencies whose assets we acquired in January 2006. We will not receive this transaction service fee in future periods.
     Loss and Loss Adjustment Expenses
     The loss and loss adjustment expense ratio was 80.4% for the year ended June 30, 2007 compared with 67.5% for the same period last year. For the year ended June 30, 2007, we experienced a negative development for losses occurring in prior accident periods of approximately $3.9 million. For the premiums earned during this fiscal year, the loss and loss adjustment expense ratio was 79.2%. During fiscal 2007, we experienced significant unanticipated increases in (1) the frequency of PIP losses in Florida, (2) the severity of Bodily Injury (“BI”) losses in Florida and Georgia, and (3) the severity of Property Damage losses in Georgia and other states. The higher than anticipated severity in Georgia BI losses was somewhat driven by a higher than anticipated occurrence of large losses (losses of $10,000 or above). To a lesser extent, the increase in the loss and loss adjustment expense ratio for the current year was the result of a change in our business mix resulting from premium growth in our emerging states of Florida and Texas where we anticipated higher loss ratios.
     In January 2007, we hired a new head of product management with significant experience in rate making for the non-standard automobile insurance sector. We have filed new rates, which are currently effective in Florida (commenced December 2006), South Carolina and Georgia (commenced March 2007) and Pennsylvania (commenced September 1, 2007). We are currently preparing a rate filing for Texas, which we expect to file on or before September 30, 2007. We expect to file new rates in the emerging states of Illinois, Missouri, Indiana and Ohio within the next 60 days.
     We will file new rates for Bodily Injury, Medical Payments, and Uninsured Motorists Coverage in Florida, in conjunction with the change in Florida coverage resulting from the October 1, 2007 expiration of Florida’s Motor Vehicle No-Fault Law (Personal Injury Protection, or PIP). We also expect to file for new rates for our other Florida coverages (i.e., Property Damage, Comprehensive and Collision, etc.) within 60 days, which should be approved and made effective prior to December 31, 2007. While the scheduled elimination of the PIP coverage will result in a decline in premiums earned in Florida, it may improve our overall loss ratio for Florida. Our loss ratio (exclusive of loss adjustment expenses) for Florida PIP coverage was 133.1% and 107.6% for the three months and year ended June 30, 2007, respectively, on premiums earned of $4.5 million and $15.5 million for the respective periods.

     Operating Expenses
     Insurance operating expenses increased 29% to $97.6 million for the year ended June 30, 2007 from $75.8 million for the year ended June 30, 2006. This increase was primarily due to the addition in fiscal 2006 of new retail locations (including those acquired in Chicago) and expenses, such as advertising, employee-agent compensation, rent and premium taxes that vary along with the increase in net premiums earned.
     The expense ratio decreased from 21.5% for the year ended June 30, 2006 to 19.8% for the year ended June 30, 2007. This decrease is primarily a result of the increase in premiums earned from new stores without a corresponding increase in fixed operating costs (such as advertising, rent and base compensation of our employee-agents).
     Overall, the combined ratio increased to 100.2% for the year ended June 30, 2007 from 89.0% for the year ended June 30, 2006 as a result of the higher loss and loss adjustment expense ratio.
     Real Estate and Corporate
     Loss before income taxes from real estate and corporate for the year ended June 30, 2007 was $5.3 million versus income before income taxes of $0.6 million for the year ended June 30, 2006. The year ended June 30, 2006 included gains on sales of foreclosed real estate held for sale of $3.6 million. There were no gains on sales of foreclosed real estate held for sale during the year ended June 30, 2007. In addition, during the year ended June 30, 2007, we incurred $1.7 million of interest expense in connection with borrowings related to the Chicago acquisition compared with $0.9 million for the year ended June 30, 2006.
Year Ended June 30, 2006 Compared with the Year Ended June 30, 2005
     Consolidated Results
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
     The benefit from income taxes for the years ended June 30, 2006 and 2005 included decreases in the valuation allowance for the deferred tax asset of $10.5 million ($0.21 per share on a diluted basis) and $10.6 million ($0.22 per share on a diluted basis), respectively. Such decreases were the result of taxable income for these years exceeding the estimates used by management in establishing the valuation allowances at June 30, 2005 and 2004, respectively, in addition to revisions in management’s estimates for our future taxable income based on the results for the most recent fiscal years.
     Net income per share for the year ended June 30, 2006 included gains on sales of foreclosed real estate held for sale of $3.6 million ($0.05 per share on a diluted basis) compared with gains of $0.8 million ($0.01 per share on a diluted basis) for the year ended June 30, 2005.
     Insurance Operations
     Revenues from insurance operations were $244.6 million for the year ended June 30, 2006, compared with $165.0 million for the year ended June 30, 2005. Income before income taxes from insurance operations was $26.5 million for the year ended June 30, 2006 compared with $25.6 million for the year ended June 30, 2005.
     Premiums Earned
     Total gross premiums earned, before the effects of reinsurance, increased by $58.7 million, or 39%, to $208.9 million for the year ended June 30, 2006, from $150.2 million for the year ended June 30, 2005. This increase was due to the development of new stores in existing states as well as our expansion into new states. Of this increase, $38.8 million was attributable to the expansion of our business into Florida and Texas. Overall, the number of insured policies in force at June 30, 2006 increased 68% over the same date in 2005 from 119,422 to 200,401. At June 30, 2006, the number of operating retail locations (or “stores”) was 460 as compared with 248 stores at June 30, 2005.
     Net premiums earned increased 57% for the year ended June 30, 2006 over the same period in 2005. In addition to the increase in total gross premiums earned, net premiums earned also increased as a result of two changes involving reinsurance. Net premiums earned increased as a result of the change in the assumed reinsurance percentage for our Alabama business (written through other insurance companies) from 50% to 100% effective February 1, 2005. For the year ended June 30, 2005, $8.8 million in premiums earned in Alabama were not assumed by us. We are now licensed in Alabama and, starting in May 2005, we began writing all new policies in Alabama on a direct basis. As a result, in Alabama, we no longer incur the contractual costs associated with writing business through another insurance company. Net premiums earned for the year ended June 30, 2006 also increased as the result of eliminating our 50% quota-share reinsurance effective September 1, 2004. This reinsurance was in effect for two months of the year ended June 30, 2005 and resulted in an $8.6 million reduction in net premiums earned, which we ceded to the reinsurer.
     Commission and Fee Income
     Commission and fee income declined as a percentage of net premiums earned during the year ended June 30, 2006 compared with the prior year as a result of not renewing the quota-share reinsurance and increasing the assumed reinsurance percentage for our Alabama business. Ceding commissions from our reinsurer were eliminated with the non-renewal of the quota-share reinsurance agreement.
     Investment Income
     Investment income increased primarily as a result of the increase in invested assets as a result of our growth and to a lesser extent as we shifted the portfolio from tax-exempt to taxable investments. The weighted average investment yield for our fixed maturities portfolio was 5.6% at June 30, 2006 with an effective duration of 3.83 years. The yield for the comparable Lehman Brothers indices at June 30, 2006 was 5.5%.
     Other
     Other revenues for the year ended June 30, 2006 included a $4.2 million transaction service fee earned in connection with the Chicago acquisition for servicing the run-off business previously written by the Chicago agencies whose assets we acquired in January 2006.
     Loss and Loss Adjustment Expenses
     The loss and loss adjustment expense ratio increased to 67.5% for the year ended June 30, 2006 from 65.9% for the year ended June 30, 2005. For the year ended June 30, 2006, we experienced a positive development for losses occurring in prior accident periods of $1.5 million, which we believe was attributable to the inherent uncertainty in the estimation process and was not the result of any individual factor. The loss ratio for the year ended June 30, 2006 increased primarily as a result of higher loss ratios in our expansion states and from an increase in storm losses.
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
     The expense ratio increased from 17.9% for the year ended June 30, 2005 to 21.5% for the year ended June 30, 2006. The expense ratio for the year ended June 30, 2005 was positively impacted by an additional ceding commission of $1.0 million, or 0.8%, which was recorded based upon the favorable loss experience during the last year of the quota-share reinsurance which was non-renewed effective September 1, 2004. Operating expenses incurred for new retail locations also contributed to the increase in the expense ratio for the year ended June 30, 2006. In addition, the expense ratio increased as a result of declining fee income from ancillary products (which reduces expenses in calculating the expense ratio), and the fact that this fee income was spread over a larger base of net premiums earned as a result of not renewing the quota-share reinsurance.
     Overall, the combined ratio increased to 89.0% for the year ended June 30, 2006 from 83.8% for the year ended June 30, 2005.
     Real Estate and Corporate
     Income before income taxes from real estate and corporate for the year ended June 30, 2006 was $0.6 million versus a loss before income taxes of $1.6 million for the year ended June 30, 2005. The year ended June 30, 2006 included gains on the sales of foreclosed real estate held for sale of $3.6 million compared with $0.8 million for the year ended June 30, 2005. Investment income declined from $1.1 million for the year ended June 30, 2005 to $0.8 million for the year ended June 30, 2006 primarily due to a reduction in the amount of invested assets.
     Other operating expenses primarily include other general corporate overhead expenses. During the year ended June 30, 2006, we incurred severance costs of $0.4 million in connection with the resignation of a former executive officer. In addition, for the year ended June 30, 2006, we incurred $0.9 million of interest expense in connection with borrowings related to the Chicago acquisition.
Liquidity and Capital Resources
     Our primary sources of funds are premiums, fee income and investment income. Our primary uses of funds are the payment of claims and operating expenses. Operating activities for the year ended June 30, 2007 provided $36.7 million of cash, compared with $52.9 million provided in the same period in fiscal 2006. Net cash used by investing activities for the year ended June 30, 2007 was $75.5 million, compared with $70.8 million in the same period in fiscal 2006. Both periods reflect net additions to our investment portfolio as a result of the increase in net premiums earned. During the year ended June 30, 2007, we sold fixed maturity investments of $45.9 million that were subsequently reinvested. These sales and reinvestments were primarily related to weekly auction-rate securities that were reinvested longer term and portfolio changes made in order to help obtain premium tax credits in certain states. In December 2006, we borrowed $5.0 million from our revolving credit facility and used the proceeds to increase the statutory capital and surplus of our insurance company subsidiaries. We repaid this amount in July 2007.
     During the year ended June 30, 2007, we increased the statutory capital and surplus of the insurance company subsidiaries by a total of $44.7 million to support additional premium writings. Of this capital contribution, $2.7 million came from funds our holding company received from our insurance company subsidiaries through an intercompany tax allocation agreement under which the holding company was reimbursed for current tax benefits utilized through the recognition of tax net operating loss carryforwards. The balance of the capital contribution came from $7.0 million of unrestricted cash, $5.0 million from the borrowing under the revolving credit facility and $30.0 million from the proceeds of trust preferred securities sold by one of our subsidiaries in June 2007. At June 30, 2007, we had $10.4 million available in unrestricted cash and investments outside of the insurance company subsidiaries. Of these funds, in July 2007, we used $5.0 million to pay down the revolving credit facility and $2.2 million to pay scheduled quarterly payments of principal and interest on our debt. Future debt payments will be serviced by the additional unrestricted cash from the sources described in the next paragraph.
     We are part of an insurance holding company system with substantially all of our operations conducted by our insurance company subsidiaries. Accordingly, the holding company will only receive cash from operating activities as a result of investment income and the ultimate liquidation of our foreclosed real estate held for sale. It will also receive dividends from non-insurance company subsidiaries that sell ancillary products to our insureds. Cash could be made available through loans from financial institutions, the sale of securities, and dividends from our insurance company subsidiaries. In addition, as a result of our tax net operating loss carryforwards, taxable income generated by the insurance company subsidiaries will provide cash to the holding company through an intercompany tax allocation agreement through which the insurance company subsidiaries reimburse the holding company for current tax benefits utilized through recognition of the net operating loss carryforwards.

     State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. These limitations relate to statutory capital and surplus and net income. In addition, the National Association of Insurance Commissioners Model Act for risk-based capital (“RBC”) provides formulas to determine the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. A low RBC ratio would prevent an insurance company from paying dividends. Statutory guidelines suggest that the insurance company subsidiaries should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. We believe that our insurance company subsidiaries have sufficient financial resources available to support their net premium writings in both the short-term and the reasonably foreseeable future.
     We believe that existing cash and investment balances, when combined with anticipated cash flows generated from operations and dividends from our insurance company subsidiaries, will be adequate to meet our expected liquidity needs in both the short term and the reasonably foreseeable future. Our growth strategy includes possible acquisitions. Any acquisitions or other growth opportunities may require external financing, and we may from time to time seek to obtain external financing. We cannot assure you that additional sources of financing will be available to us on favorable terms, or at all, or that any such financing would not negatively impact our results of operations.
Chicago Acquisition
     In order to gain a presence in the market, on January 12, 2006, we acquired certain assets (principally the trade names, customer lists and relationships and the lease rights to 72 retail locations) of two non-standard automobile insurance agencies under common control in Chicago, Illinois for $30.0 million in cash. In addition, in accordance with the terms of the acquisition, $1.0 million of additional consideration was paid in March 2007 based on attainment of certain financial targets. No further amounts are due from the Company in connection with this acquisition.
Credit Facility
     In connection with the Chicago acquisition, we entered into, and borrowed under, a credit agreement with two banks consisting of a $5.0 million revolving facility and a $25.0 million term loan facility, both maturing on June 30, 2010. Through September 13, 2007, both facilities bore interest at LIBOR plus 175 basis points per annum. We entered into an interest rate swap agreement on January 17, 2006 that fixed the interest rate on the term loan facility at 6.63% through June 30, 2010. At June 30, 2007, the swap, which qualifies as a cash flow hedge, had a fair value of $0.1 million and is included within other assets and accumulated other comprehensive loss. Payments/receipts associated with the swap are reported in the statement of operations as a part of interest expense. The term loan facility is due in equal quarterly installments through June 30, 2010. Both facilities are secured by the common stock and certain assets of our non-regulated subsidiaries. For the year ended June 30, 2007, we incurred $1.7 million of interest expense in connection with the noted credit agreement. At June 30, 2007, the unpaid balance due under the facilities was $23.1 million.
     At June 30, 2007, we were not in compliance with financial covenants in the credit agreement regarding a minimum fixed charge coverage ratio and a maximum combined ratio. Our lenders waived this non-compliance as of June 30, 2007 and we entered into an amendment to the credit agreement dated September 13, 2007. The amended terms have less restrictive financial covenants, increased the interest rate we pay by 75 basis points and require us to make a prepayment of at least $6.0 million in principal before December 31, 2007. In addition, the availability under the revolving credit facility was permanently reduced from $5.0 million to $2.0 million.
Trust Preferred Securities
     On June 15, 2007, First Acceptance Statutory Trust I (“FAST I”), our newly formed wholly-owned unconsolidated subsidiary trust entity, completed a private placement whereby FAST I issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,240 shares of common securities to us, also at $1,000 per share. FAST I used the proceeds from the sale of the preferred securities to purchase $41.2 million of junior subordinated debentures from us. The debentures will mature on July 30, 2037 and are redeemable by the Company in whole or in part beginning on July 30, 2012, at which time the preferred securities are callable. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points). The obligations of the Company under the junior subordinated debentures represent full and unconditional guarantees by the Company of FAST I’s obligations for the preferred securities. Dividends on the preferred securities are cumulative, payable quarterly in arrears and are deferrable at the Company’s option for up to five years. The dividends on these securities are the same as the interest on the debentures. The Company cannot pay dividends on its common stock during such deferments. FAST I does not meet the requirements for consolidation of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.
Off-Balance Sheet Arrangements
     We use off-balance sheet arrangements (e.g., operating leases) where the economics and sound business principles warrant their use. Refer to “Trust Preferred Securities” section above regarding a new off-balance sheet arrangement.
Contractual Obligations
     The following table summarizes all of our contractual obligations by period as of June 30, 2007:

	Payments Due By Period
					More than 5
	Total	Less than 1 year	1-3 Years	3-5 Years	years
Loss and loss adjustment expense reserves (1)	$91,446	$54,991	$33,265	$2,734	$456
Notes payable (2) (6)	19,725	6,481	13,244	—	—
Revolving credit agreement (3) (6)	5,000	—	5,000	—	—
Debentures payable (4)	154,299	3,826	7,652	7,652	135,169
Capitalized lease obligations	462	231	231	—	—
Operating leases (5)	28,965	9,573	13,461	4,348	1,583
Employment agreements	1,707	965	742	—	—
Severance agreement obligation	501	264	237	—	—
Advisory services agreement	208	208	—	—	—

Total contractual cash obligations	$302,313	$76,539	$73,832	$14,734	$137,208

(1)	Loss and loss adjustment expense reserves do not have contractual maturity dates; however, based on historical payment patterns, the amount presented is our estimate of the expected timing of these payments. The timing of these payments is subject to significant uncertainty. We maintain a portfolio of marketable investments with varying maturities and a substantial amount of cash and cash equivalents intended to provide adequate cash flows for such payments. The noted payments due by period of $91,446 include $309 related to reinsurance receivables.

(2)	Noted payments due by period assume a fixed interest rate on notes payable of 6.63% consistent with interest rate swap agreement effective through term loan facility maturity date of June 30, 2010.

(3)	Noted payments due on revolving credit agreement of $5,000 was repaid in July 2007.

(4)	Noted payments due by period assume a contractual fixed interest rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points, or 9.11% as of June 30, 2007).

(5)	Consists primarily of rental obligations under real estate leases related to our retail locations and corporate offices.

(6)	At June 30, 2007, we were not in compliance with financial covenants in the credit agreement regarding a minimum fixed charge coverage ratio and a maximum combined ratio. Our lenders waived this non-compliance as of June 30, 2007 and we entered into an amendment to the credit agreement dated September 13, 2007. The amended terms have less restrictive financial covenants, increased the interest rate we pay by 75 basis points and require us to make a prepayment of at least $6.0 million in principal before December 31, 2007. In addition, the availability under the revolving credit facility was permanently reduced from $5.0 million to $2.0 million.

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
     Losses and loss adjustment expense reserves. Loss and loss adjustment expense reserves represent our best estimate of our ultimate liability for losses and loss adjustment expenses relating to events that occurred prior to the end of any given accounting period, but have not been paid. Months and sometimes years may elapse between the occurrence of an automobile accident covered by one of our insurance policies, the reporting of the accident and the payment of the claim. We record a liability for estimates of losses that will be paid for accidents that have been reported, which is referred to as case reserves. In addition, since accidents are not always reported when they occur, we estimate liabilities for accidents that have occurred but have not been reported, which are referred to herein as incurred but not reported, or IBNR, reserves.
     We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies that our insurance company subsidiaries underwrite. Each of the insurance company subsidiaries establishes a reserve for all of its unpaid losses and loss adjustment expenses, including case and IBNR reserves, and estimates for the cost to settle the claims. We estimate our IBNR reserves by estimating our ultimate unpaid liability for loss and loss adjustment expense reserves first, and then reducing that amount by the amount of cumulative paid claims and by the amount of our case reserves. We rely primarily on historical loss experience in determining reserve levels, on the assumption that historical loss experience provides a good indication of future loss experience. We also consider various other factors, such as inflation, claims settlement patterns, legislative activity and litigation trends. Our internal actuarial staff continually monitors these estimates on a state and coverage level. We utilized our internal actuarial staff to determine appropriate reserve levels. As experience develops or new information becomes known, we increase or decrease the level of our reserves in the period in which changes to the estimates are determined. Accordingly, the actual losses and loss adjustment expenses may differ materially from the estimates we have recorded. See “Business — Loss and Loss Adjustment Expense Reserves” for additional information.
     Revenue Recognition. Insurance premiums earned are recognized on a pro-rata basis over the respective terms of the policies. Written premiums are recorded as of the effective date of the policies for the full policy premium although most policyholders elect to pay on a monthly installment basis. Policy and renewal fees are included in premiums earned and are recognized on a pro-rata basis over the respective terms of the policies. Premiums are generally collected in advance of providing risk coverage, minimizing our exposure to credit risk. Premiums receivable are recorded net of an estimated allowance for uncollectible amounts.
     Commission income and related policy fees, written for affiliated and unaffiliated insurance companies, are recognized at the date the customer is initially billed or as of the effective date of the insurance policy, whichever is later. Commissions on premium endorsements are recognized when premiums are processed. Motor club fees written by an affiliate are earned on a pro-rata basis over the respective terms of the contracts and included within commission and fee income. Fees are paid monthly by motor club members and are generally collected in advance of providing coverage, minimizing our exposure to credit risk.
     Fee income includes agency and installment fees to compensate us for the costs of providing installment payment plans, as well as late payment, policy cancellation, policy rewrite and reinstatement fees. We recognize these fees on a collected basis. Installment billing fees paid by policyholders are recognized as revenue when each installment is billed.
     Valuation of deferred tax asset. Income taxes are maintained in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, whereby deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and operating loss and tax credit carryforwards and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Valuation of the deferred tax asset is considered a critical accounting policy because the determination of our ability to utilize the asset involves a number of management assumptions relating to future operations that could materially affect the determination of the ultimate value and, therefore, the carrying amount of our deferred tax asset.

     Based on business activity prior to the USAuto acquisition, management believed it was more likely than not that we would not realize the benefits of the loss carryforwards. Therefore, a full valuation allowance had been established. Based upon our estimates of our future taxable income after the USAuto acquisition, we reduced our deferred tax valuation allowance by $41.3 million. Further, based upon our revised estimates after considering the actual results for the year ended June 30, 2007, the allowance was increased by $6.9 million, while the years ended June 30, 2006 and 2005 included reductions in the allowance of $10.5 million and $10.6 million, respectively. In addition, during the year ended June 30, 2007, the provision for income taxes included a $10.0 million charge related to the expiration of certain net operating loss carryforwards due to taxable income for the current fiscal year being less than management’s prior estimates. At June 30, 2007, our total gross deferred tax asset is $58.0 million, and we had net operating loss carryforwards for federal income tax purposes of approximately $133.0 million. On a net basis, the deferred tax asset is $30.9 million after an allowance of $27.1 million. Realization of this deferred tax asset is dependent upon our generation of sufficient taxable income in the future. If future taxable income is not sufficient to recover the deferred tax asset, the maximum charge to the provision for income taxes will be $30.9 million. If we generate sufficient future taxable income to fully utilize the deferred tax asset as of June 30, 2007, the maximum additional benefit for income taxes will be $27.1 million.
     Goodwill and identifiable intangible assets. Our acquisitions have resulted in goodwill of $138.1 million. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The acquisitions also resulted in other identifiable intangible assets with a current book value of $6.4 million. As required by SFAS No. 142, Goodwill and Other Intangible Assets, we perform an annual impairment test of goodwill and identifiable intangible assets. If impairment indicators exist between the annual testing periods, management will perform an interim impairment test. Should either an annual or interim impairment test determine that the fair value is below the carrying value, a write-down of these assets will be required. At June 30, 2007, impairment tests were performed and in management’s opinion, no impairment exists.
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
     We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in the “Risk Factors” section, as well as other sections, of this report.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     We have an exposure to interest rate risk relating to fixed maturity investments. Changes in market interest rates directly impact the market value of the fixed maturity securities. Some fixed income securities have call or prepayment options. This subjects us to reinvestment risk as issuers may call their securities, which could result in us reinvesting the proceeds at lower interest rates. We manage exposure to interest rate risks by adhering to specific guidelines in connection with our investment portfolio. We invest primarily in municipal and corporate bonds and collateralized mortgage obligations that have been rated “A” or better by Standard & Poors. At June 30, 2007, 89.8% of our investment portfolio was invested in securities rated “AA” or better by Standard & Poors and 97.9% in securities rated “A” or better by Standard & Poors. At June 30, 2007, our exposure with regards to sub-prime mortgage securities was limited to $2.0 million in fixed maturities that were all rated “A” or better by Standard & Poors. We have not recognized any other-than-temporary losses on our investment portfolio. We also utilize the services of a professional fixed income investment manager.
     As of June 30, 2007, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities portfolio would have resulted in an estimated decrease in fair value of 4.5%, or approximately $7.9 million. As of the same date, the impact of an immediate 100 basis point decrease in market interest rates on our portfolio would have resulted in an estimated increase in fair value of 4.3%, or approximately $7.6 million.
     In connection with the January 12, 2006 Chicago acquisition, we entered into a new $30.0 million credit facility that includes a $25.0 million term loan facility and a $5.0 million revolving facility. We amended the credit facility in September 2007 to, among other things, reduce the availability under the revolving facility to $2.0 million. Although we have fixed the interest rate of the term loan facility through an interest rate swap agreement, we have interest rate risk with respect to any borrowings under the revolving facility, which bears interest at a floating rate of LIBOR plus 250 basis points. At June 30, 2007, $5.0 million was borrowed under the revolving facility. In July 2007, we repaid the $5.0 million outstanding under the revolving credit facility.
     On June 15, 2007, we used the proceeds from the sale of preferred securities by our newly formed wholly-owned unconsolidated trust entity, FAST I, to purchase $41.2 million of junior subordinated debentures. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points). The dividends on these securities are the same as the interest on the debentures.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Acceptance Corporation
We have audited the accompanying consolidated balance sheets of First Acceptance Corporation and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits. The consolidated financial statements of the Company for the year ended June 30, 2005 were audited by other auditors whose report dated September 9, 2005 expressed an unqualified opinion on those statements.
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
In our opinion, the 2007 and 2006 financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Acceptance Corporation and subsidiaries as of June 30, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Acceptance Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2007 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Nashville, Tennessee
September 13, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Acceptance Corporation
We have audited First Acceptance Corporation and subsidiaries (the “Company”) internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material risk exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, First Acceptance Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and our report dated September 13, 2007 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Nashville, Tennessee
September 13, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Acceptance Corporation:
We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of First Acceptance Corporation and subsidiaries (the “Company”) for the year ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of First Acceptance Corporation and subsidiaries for the year ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.
KPMG LLP
Dallas, Texas
September 9, 2005

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2007	2006
ASSETS

Fixed maturities, available-for-sale at fair value (amortized cost $179,328 and $131,291, respectively)	$176,555	$127,828
Cash and cash equivalents	34,161	31,534
Premiums and fees receivable, net of allowance of $606 and $668	71,771	65,095
Reinsurance receivables	326	1,344
Receivable for securities	19,973	999
Deferred tax asset	30,936	48,068
Other assets	11,396	7,883
Property and equipment, net	4,116	3,376
Deferred acquisition costs	5,166	5,330
Goodwill	138,082	137,045
Identifiable intangible assets	6,410	6,825

TOTAL ASSETS	$498,892	$435,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$91,446	$62,822
Unearned premiums and fees	88,831	78,331
Notes payable and capitalized lease obligations	23,490	24,026
Debentures payable	41,240	—
Payable for securities	999	4,914
Other liabilities	13,402	11,811

Total liabilities	259,408	181,904

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 47,615 and 47,535 shares issued and outstanding, respectively	476	475
Additional paid-in capital	460,968	459,049
Accumulated other comprehensive loss	(2,652)	(3,463)
Accumulated deficit	(219,308)	(202,638)

Total stockholders’ equity	239,484	253,423

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$498,892	$435,327

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2007	2006	2005
Revenues:
Premiums earned	$300,661	$208,771	$132,677
Commissions and fee income	37,324	26,757	26,821
Investment income	8,863	5,762	3,353
Other	789	7,712	3,944

	347,637	249,002	166,795

Costs and expenses:
Losses and loss adjustment expenses	241,908	140,845	87,493
Insurance operating expenses	97,629	75,773	49,921
Other operating expenses	2,623	2,494	2,775
Stock-based compensation	1,063	500	332
Depreciation and amortization	1,624	1,463	1,920
Interest expense	1,874	898	351

	346,721	221,973	142,792

Income before income taxes	916	27,029	24,003
Provision (benefit) for income taxes	17,586	(1,039)	(2,153)

Net income (loss)	$(16,670)	$28,068	$26,156

Net income (loss) per share:
Basic	$(0.35)	$0.59	$0.56

Diluted	$(0.35)	$0.57	$0.53

Number of shares used to calculate net income (loss) per share:
Basic	47,584	47,487	47,055

Diluted	47,584	49,576	48,989

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$(16,670)	$28,068	$26,156
Net unrealized change on investments	690	(4,118)	690
Unrealized gain on interest rate swap agreement	121	—	—

Comprehensive income (loss)	$(15,859)	$23,950	$26,846

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	other			Total
	Common Stock		paid-in	comprehensive	Accumulated	Treasury	stockholders’
	Shares	Amount	capital	income (loss)	deficit	stock	equity
Balances at July 1, 2004	46,535	$465	$450,658	$(35)	$(256,862)	$—	$194,226
Net income	—	—	—	—	26,156	—	26,156
Net unrealized change on investments (net of tax of $373)	—	—	—	690	—	—	690
Issuance of contingent shares related to acquisition	750	8	6,712	—	—	—	6,720
Stock-based compensation	3	—	332	—	—	—	332
Issuance of shares under Employee Stock Purchase Plan	11	1	103	—	—	—	104
Purchase of treasury stock, at cost	—	—	—	—	—	(639)	(639)
Retirement of treasury stock, at cost	(90)	(1)	(638)	—	—	639	—
Exercise of stock options	246	2	738	—	—	—	740

Balances at June 30, 2005	47,455	475	457,905	655	(230,706)	—	228,329
Net income	—	—	—	—	28,068	—	28,068
Net unrealized change on investments (net of tax of $353)	—	—	—	(4,118)	—	—	(4,118)
Stock-based compensation	3	—	500	—	—	—	500
Issuance of shares under Employee Stock Purchase Plan	22	—	223	—	—	—	223
Exercise of stock options	55	—	421	—	—	—	421

Balances at June 30, 2006	47,535	475	459,049	(3,463)	(202,638)	—	253,423
Net loss	—	—	—	—	(16,670)	—	(16,670)
Net unrealized change on investments (net of tax of $0)	—	—	—	690	—	—	690
Change in unrealized gain on interest rate swap agreement	—	—	—	121	—	—	121
Sale of common stock	50	1	590	—	—	—	591
Stock-based compensation	5	—	1,063	—	—	—	1,063
Issuance of shares under Employee Stock Purchase Plan	25	—	266	—	—	—	266

Balances at June 30, 2007	47,615	$476	$460,968	$(2,652)	$(219,308)	$—	$239,484

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(16,670)	$28,068	$26,156
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,624	1,463	1,920
Stock-based compensation	1,063	500	332
Amortization of premium on fixed maturities	217	460	357
Deferred income taxes	17,132	(1,533)	(2,986)
Gains on sales of foreclosed real estate	—	(3,638)	(755)
Other	38	76	(214)
Change in:
Premiums and fees receivable	(6,676)	(21,264)	(10,972)
Reinsurance receivables	1,018	3,146	7,807
Prepaid reinsurance premiums	—	—	12,384
Deferred acquisition costs	164	(2,059)	(3,571)
Loss and loss adjustment expense reserves	28,624	19,925	12,463
Unearned premiums and fees	10,500	28,307	14,001
Amounts due to reinsurers	—	—	(11,899)
Other	(307)	(582)	425

Net cash provided by operating activities	36,727	52,869	45,448

Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(101,295)	(82,144)	(48,493)
Maturities and paydowns of fixed maturities, available-for-sale	7,048	8,748	3,502
Sales of fixed maturities, available-for-sale	45,932	15,400	4,153
Sales (purchases) of investment in mutual fund	—	10,920	(10,920)
Net change in receivable/payable for securities	(22,889)	3,915	—
Purchase of common stock in trust	(1,240)	—	—
Acquisitions of property and equipment	(1,769)	(2,265)	(1,053)
Proceeds from sale of property and equipment	—	—	666
Improvements to foreclosed real estate	(254)	—	(300)
Proceeds from sales of foreclosed real estate	—	4,512	1,202
Cash paid for acquisitions, net of cash acquired	(1,037)	(29,853)	(4,000)

Net cash used in investing activities	(75,504)	(70,767)	(55,243)

Cash flows from financing activities:
Proceeds from borrowings	5,000	30,431	—
Payments on borrowings	(5,693)	(6,405)	(4,000)
Proceeds from issuance of debentures	41,240	—	—
Net proceeds from issuance of common stock	857	223	104
Exercise of stock options	—	421	740
Purchase of treasury stock	—	—	(639)

Net cash provided by (used in) financing activities	41,404	24,670	(3,795)

Net increase (decrease) in cash and cash equivalents	2,627	6,772	(13,590)
Cash and cash equivalents, beginning of year	31,534	24,762	38,352

Cash and cash equivalents, end of year	$34,161	$31,534	$24,762

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
1. Summary of Significant Accounting Policies
     General
     First Acceptance Corporation (the “Company”) is a holding company based in Nashville, Tennessee with operating subsidiaries whose primary operations include the selling, servicing and underwriting of non-standard personal automobile insurance. The Company writes non-standard personal automobile insurance in 12 states and is licensed as an insurer in 13 additional states. Business is written through three wholly-owned subsidiaries, First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. (the “Insurance Companies”). The Company has limited activities related to its attempts to market and dispose of remaining foreclosed real estate held for sale.
     Basis of Consolidation and Reporting
     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries which are all wholly owned. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States. All intercompany accounts and transactions have been eliminated in consolidation.
     Reclassifications
     Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with the current year presentation.
     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. It also requires disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.
     Investments
     Fixed maturities, available-for-sale, include bonds with fixed principal payment schedules and loan-backed securities which are amortized using the retrospective method. These securities are carried at market value with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported in other comprehensive income or loss. Market values are obtained from a recognized pricing service.
     Investment securities are exposed to various risks such as interest rate, market and credit risk. Market values of securities fluctuate based on the magnitude of changing market conditions; significant changes in market conditions could materially affect portfolio value in the near term. Management reviews investments for impairment on a quarterly basis. Any decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary would result in a reduction in the carrying amount of the security to market value. The impairment would be charged to net income and a new cost basis for the security would be established.
     Realized gains and losses on sales of securities are computed based on specific identification and are included within other revenues.

     Cash and Cash Equivalents
     Cash and cash equivalents consist of bank demand deposits and highly-liquid investments. All investments with original maturities of three months or less are considered cash equivalents.
     Revenue Recognition
     Insurance premiums earned are recognized on a pro-rata basis over the respective terms of the policies. Written premiums are recorded as of the effective date of the policies for the full policy premium although most policyholders elect to pay on a monthly installment basis. Policy and renewal fees are included in premiums earned and are recognized on a pro-rata basis over the respective terms of the policies. Premiums are generally collected in advance of providing risk coverage, minimizing the Company’s exposure to credit risk. Premiums receivable are recorded net of an estimated allowance for uncollectible amounts.
     Commission income and related policy fees, written for affiliated and unaffiliated insurance companies, are recognized at the date the customer is initially billed or as of the effective date of the insurance policy, whichever is later. Commissions on premium endorsements are recognized when premiums are processed. Motor club fees written by an affiliate are earned on a pro-rata basis over the respective terms of the contracts and included within commission and fee income. Fees are paid monthly by motor club members and are generally collected in advance of providing coverage, minimizing the Company’s exposure to credit risk.
     Fee income includes agency and installment fees to compensate the Company for the costs of providing installment payment plans, as well as late payment, policy cancellation, policy rewrite and reinstatement fees. The Company recognizes these fees on a collected basis. Installment billing fees paid by policyholders are recognized as revenue when each installment is billed.
     Reinsurance
     Reinsurance premiums, losses and loss adjustment expenses are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Ceding commission income with retrospective adjustment features is calculated based upon the related estimated incurred losses and loss expenses including a provision for unreported losses. Ceding commission income, as included within other revenues, for the years ended June 30, 2007, 2006 and 2005 was $0, $0 and $2,975, respectively.
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

     Advertising Costs
     Advertising costs are expensed when incurred. Advertising expense for the years ended June 30, 2007, 2006 and 2005 was $11,739, $9,384 and $6,692, respectively. At June 30, 2007 and 2006, prepaid advertising costs, which are included in other assets within the accompanying consolidated balance sheet, were $2,959 and $2,808.
     Property and Equipment
     Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets (generally ranging from three to seven years) using the straight-line method. Leasehold improvements are amortized over the shorter of the lives of the respective leases or the service lives of the improvements. Repairs and maintenance are charged to expense as incurred. Equipment under capitalized lease obligations is stated at the present value of the minimum lease payments at the beginning of the lease term.
     Foreclosed Real Estate Held for Sale
     Foreclosed real estate held for sale is recorded at the lower of cost or fair value less estimated costs to sell. The Company periodically reviews its portfolio of foreclosed real estate held for sale using current information including (i) independent appraisals, (ii) general economic factors affecting the area where the property is located, (iii) recent sales activity and asking prices for comparable properties and (iv) costs to sell and/or develop that would serve to lower the expected proceeds from the disposal of the real estate. Gains (losses) realized on liquidation are recorded directly to operations and included within other revenues. Foreclosed real estate held for sale assets at June 30, 2007 and 2006 of $341 and $87, respectively, are included within other assets.
     Deferred Acquisition Costs / Deferred Ceding Commissions
     Deferred acquisition costs include premium taxes and other variable underwriting and direct sales costs incurred in connection with writing business. These costs are deferred and amortized, net of deferred ceding commission income from our reinsurer, over the policy period in which the related premiums are earned, to the extent that such costs are deemed recoverable from future unearned premiums and anticipated investment income. Amortization expense for the years ended June 30, 2007, 2006 and 2005 was $20,366, $15,226 and $3,967, respectively.
     Goodwill and Other Identifiable Intangible Assets
     Goodwill and other identifiable intangible assets are attributable to our insurance operations. Goodwill and indefinite-life intangible assets are not amortized for financial statement purposes, but are instead tested annually for impairment. The Company uses June 30 of each year as its annual impairment testing date for goodwill and other intangible assets. As of June 30, 2007, the Company tested goodwill and other identifiable intangible assets and as a result has recorded no impairment. Included in unamortized other identifiable intangible assets is an amount related to the value of customer lists and relationships which is being amortized through June 2008 in proportion to anticipated policy expirations.
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

     Stock-Based Compensation
     Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), Share Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Prior to July 1, 2003, the Company followed the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), to account for its stock option activity in the financial statements. Effective July 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and uses the fair value method for expensing stock-based compensation on a straight-line basis over the vesting period. Regarding the adoption of SFAS No. 123(R), there was no effect on net income and net income per share for the years ended June 30, 2007, 2006 and 2005 since all stock options issued under APB No. 25 were fully vested prior to July 1, 2004.
     Recent Accounting Pronouncements
     In July 2006, Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as providing guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on future consolidated financial statements.
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for the fiscal year, including financial statements for an interim period within that fiscal year. The Company has not evaluated the requirements of SFAS 157 and has not yet determined if SFAS 157 will have a material impact on future consolidated financial statements.
     In February 2007, the FASB issued Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which includes an amendment to FASB No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This statement applies to all entities and most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption). The Company has not evaluated the requirements of SFAS 159 and has not yet determined if SFAS 159 will have a material impact on future consolidated financial statements.

     Supplemental Cash Flow Information
     During the years ended June 30, 2007, 2006 and 2005, the Company paid $807, $927 and $1,775, respectively, in income taxes and $1,663, $586 and $233, respectively, in interest.
     Basic and Diluted Net Income (Loss) Per Share
     Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares, while diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of such common shares and dilutive share equivalents. Dilutive share equivalents result from the assumed conversion of employee stock options and are calculated using the treasury stock method.
2. Business Combinations
     USAuto Holdings
     On April 30, 2004, the Company consummated an agreement dated December 15, 2003 to acquire 100% of the outstanding common stock of USAuto Holdings, Inc. (“USAuto”), a non-standard automobile insurance agency based in Nashville, Tennessee. The consideration consisted of $76,000 in cash, 13,250 shares of our common stock issued at closing and 750 shares issued in 2005 upon the attainment of certain financial targets. The aggregate purchase price of $166,800 was allocated to the tangible and intangible assets acquired and the liabilities assumed based upon their respective fair values as of the date of the acquisition. Total goodwill and identifiable intangible assets recorded from the acquisition were $110,024, which was net of a $41,277 reduction in the deferred tax allowance based upon projections of USAuto’s future taxable income. Acquired identifiable intangible assets included $4,800 assigned to state insurance licenses and trademark and trade names, which are not subject to amortization.
     Texas Insurance Agency
     Effective January 1, 2005, the Company acquired the assets (principally the book of business and 15 retail locations) of a non-standard automobile insurance agency in Texas for $4,000 in cash. Goodwill and identifiable intangible assets from this acquisition are deductible for tax purposes. As a result of this acquisition, the Company is now writing business through company-operated retail locations in Texas. Of the total purchase price, $3,813 has been recorded as goodwill and $187 has been assigned to an identifiable intangible asset related to the value of policy renewals, which was amortized over a 7-month period in proportion to anticipated policy expirations.
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
     Chicago Insurance Agencies
     Effective January 12, 2006, the Company acquired certain assets (principally the trade names, customer lists and relationships and the lease rights to 72 retail locations) of two non-standard automobile insurance agencies under common control in Chicago, Illinois for $30,000 in cash plus $183 in acquisition expenses. Goodwill and identifiable intangible assets from this acquisition are deductible for tax purposes. The purchase price was financed through a newly executed credit agreement (see Note 10). In accordance with the terms of the acquisition, $1,037 of additional consideration was paid in March 2007 based on attainment of certain financial targets. As a result of this acquisition, the Company is now writing business from these locations. The Company also received a monthly fee from the seller through December 31, 2006 totaling $5,000 as compensation for servicing the run-off of business previously written by the agencies through other insurance companies. Fees of $850 and $4,150 were recognized and included within other revenues during the years ended June 30, 2007 and 2006, respectively.

     The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.

Net tangible assets	$330
Identifiable intangible assets	2,570
Goodwill	28,320

Total assets acquired	$31,220

     Of the $2,570 in acquired identifiable intangible assets, $1,560 was assigned to trademark and trade names, which are not subject to amortization. The remaining $1,010 of acquired identifiable intangible assets relates to the value of customer lists and relationships and is being amortized over a 30-month period in proportion to anticipated policy expirations. The Company estimated the fair value of the customer lists and relationships acquired by discounting to present value the estimated future earnings available from future conversions and renewals of insurance policies existing as of the closing date.
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
     For the years ended June 30, 2007, 2006 and 2005, amortization related to all identifiable intangible assets was $415, $612 and $930, respectively. At June 30, 2007, the remaining identifiable intangible assets subject to amortization were all related to the Chicago acquisition. Amortization expense for the year ended June 30, 2008 will be $50, which represents the remaining balance subject to amortization.
3. Investments
     Restrictions
     At June 30, 2007, fixed maturities and cash equivalents with a market value of $6,328 (amortized cost of $6,425) were on deposit with various insurance departments as a requirement of doing business in those states. In addition, cash equivalents of $3,189 were on deposit with another insurance company as collateral for an assumed reinsurance contract (see Note 4).
     Investment Income and Net Realized Gains and Losses
     The major categories of investment income follow:

	Year Ended June 30,
	2007	2006	2005
Fixed maturities, available-for-sale	$7,770	$4,411	$2,419
Investment in mutual fund	—	674	920
Cash and cash equivalents	1,525	983	198
Investment expenses	(432)	(306)	(184)

	$8,863	$5,762	$3,353

     Net realized capital gains (losses) on investments, which are included in other revenues within the consolidated statements of operations, from fixed maturities available-for-sale follow:

	Year Ended June 30,
	2007	2006	2005
Gains	$90	$88	$72
Losses	(151)	(164)	(19)

	$(61)	$(76)	$53

     Fixed Maturities, Available-for-sale
     The composition of the portfolio follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2007	Cost	Gains	Losses	Value
U.S. Government	$15,014	$13	$(320)	$14,707
State	7,445	46	(131)	7,360
Political subdivisions	4,389	7	(65)	4,331
Revenue and assessment	26,876	57	(463)	26,470
Corporate bonds	32,696	17	(626)	32,087
Collateralized mortgage	92,908	59	(1,367)	91,600

	$179,328	$199	$(2,972)	$176,555

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2006	Cost	Gains	Losses	Value
U.S. Government	$14,808	$6	$(466)	$14,348
State	7,706	1	(196)	7,511
Political subdivisions	6,630	—	(140)	6,490
Revenue and assessment	25,597	4	(684)	24,917
Corporate bonds	22,006	—	(599)	21,407
Collateralized mortgage	54,544	25	(1,414)	53,155

	$131,291	$36	$(3,499)	$127,828

     The composition of maturities of the portfolio at June 30, 2007 follows:

	Amortized	Fair
	Cost	Value
One year or less	$4,780	$4,740
One to five years	33,664	33,248
Five to ten years	37,510	36,902
Greater than ten years	10,466	10,065
No single maturity date	92,908	91,600

	$179,328	$176,555

     The fair value and gross unrealized losses of fixed maturities, available-for-sale, by length of time that individual securities have been in a continuous unrealized loss position follows:

	Less than 12 months		12 months or longer
					Total
	Fair	Unrealized	Fair	Unrealized	Unrealized
June 30, 2007	Value	Losses	Value	Losses	Losses
U.S. Government	$6,155	$(71)	$7,546	$(249)	$(320)
State	2,469	(68)	1,833	(63)	(131)
Political subdivisions	912	(9)	2,296	(56)	(65)
Revenue and assessment	13,400	(303)	6,655	(160)	(463)
Corporate bonds	17,761	(488)	9,215	(138)	(626)
Collateralized mortgage	54,225	(834)	14,268	(533)	(1,367)

	$94,922	$(1,773)	$41,813	$(1,199)	$(2,972)

	Less than 12 months		12 months or longer
					Total
	Fair	Unrealized	Fair	Unrealized	Unrealized
June 30, 2006	Value	Losses	Value	Losses	Losses
U.S. Government	$13,349	$(466)	$—	$—	$(466)
State	6,372	(129)	1,138	(67)	(196)
Political subdivisions	5,289	(118)	1,027	(22)	(140)
Revenue and assessment	18,236	(472)	4,610	(212)	(684)
Corporate bonds	15,492	(406)	5,915	(193)	(599)
Collateralized mortgage	41,269	(934)	8,986	(480)	(1,414)

	$100,007	$(2,525)	$21,676	$(974)	$(3,499)

     As of June 30, 2007, there were 68 securities with gross unrealized losses for more than 12 months and 142 securities with gross unrealized losses for less than 12 months. As of June 30, 2007 and 2006, the Company has determined that all of the unrealized losses in the tables above were temporary and were the result of changes in interest rates. There were no fundamental issues with any of these securities and the Company has the ability and intent to hold the securities until there is a recovery in fair value. There were no securities with unrealized losses of greater than 10% of book value.
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
     At June 30, 2007 and 2006, the Insurance Companies had unsecured aggregate reinsurance receivables of $326 and $1,344, respectively, from a single reinsurance entity. At June 30, 2007, such amount included $309 related to unpaid losses (including $(32) in IBNR), and $17 related to paid losses recoverable. At June 30, 2006, such amount included $1,301 related to unpaid losses (including $769 in IBNR), and $43 related to paid losses recoverable.

     Ceded premiums earned and reinsurance recoveries on losses and loss adjustment expenses were as follows:

	Year Ended June 30,
	2007	2006	2005
Ceded premiums earned	$—	$81	$8,732
Reinsurance recoveries on losses and loss adjustment expenses	437	188	5,867
     The Company also has assumed private-passenger non-standard automobile insurance premiums from other insurance companies produced by the managing general agency subsidiaries in Alabama and Texas.
     Net premiums written and earned are summarized as follows:

	Year Ended June 30,
	2007		2006		2005
	Written	Earned	Written	Earned	Written	Earned
Direct	$290,784	$280,946	$216,131	$186,833	$128,543	$117,706
Assumed	19,872	19,715	21,581	22,019	25,855	23,703
Ceded	—	—	(81)	(81)	6,051	(8,732)

Net	$310,656	$300,661	$237,631	$208,771	$160,449	$132,677

     The percentages of premiums assumed to net premiums written for the years ended June 30, 2007, 2006 and 2005 were 6%, 9% and 16%, respectively.
5. Stock-Based Compensation Plans
     Employee Stock-Based Incentive Plan
     The Company has issued stock options to employees under its 2002 Long Term Incentive Plan (the “Plan”). At June 30, 2007, there were 3,337 shares remaining available for issuance under the Plan. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The options expire over ten years and generally vest equally in annual installments over four or five years. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Plan).
     Compensation expense related to stock options is calculated under the fair value method and is recorded on a straight-line basis over the vesting period. Fair value of the options was estimated at the grant dates using the Black-Scholes option pricing model based on the following assumptions:

	Year Ended June 30,
	2007	2006	2005
Expected option term	10 years	10 years	10 years
Annualized volatility rate	32 to 33%	32 to 38%	36 to 38%
Risk-free rate of return	4.74 to 4.77%	4.02 to 5.25%	4.11%
Dividend yield	0%	0%	0%

     A summary of the status of the Plan as of June 30, 2007, 2006 and 2005 and changes during the years then ended is presented below:

			Weighted
			Average	Aggregate
		Exercise	Exercise	Intrinsic
	Options	Price	Price	Value
Options outstanding at July 1, 2004	4,182	$3.00-$6.64	$3.17
Granted	200	$8.13	$8.13
Exercised	(246)	$3.00	$3.00
Forfeited	—	—	$—

Options outstanding at June 30, 2005	4,136	$3.00-$8.13	$3.42
Granted	—	—	$—
Exercised	(55)	$3.00-$8.13	$7.66
Forfeited	—	—	$—

Options outstanding at June 30, 2006	4,081	$3.00-$8.13	$3.37
Granted	635	$10.12-$11.81	$11.61
Exercised	—	—	$—
Forfeited	—	—	$—

Options outstanding at June 30, 2007	4,716	$3.00-$11.81	$4.48	$27,722

Options exercisable/vested at June 30, 2007	3,917	$3.00-$8.13	$3.20	$27,279

     The weighted average estimated fair value of stock options granted during the years ended June 30, 2007 and 2005 was $6.27 and $4.74, respectively. There were no options granted during the year ended June 30, 2006. As of June 30, 2007, the weighted average remaining contractual life of options outstanding and exercisable/vested is approximately 6.2 years and 5.7 years, respectively.
     Employee Stock Purchase Plan
     During the year ended June 30, 2005, the Company’s Board of Directors adopted the First Acceptance Corporation Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may purchase shares of the Company’s common stock at a price equal to the lower of the closing market price on the first or last trading day of a six-month period. ESPP participants can authorize payroll deductions, administered through an independent plan custodian, of up to 15% of their salary to purchase semi-annually (June 30 and December 31) up to $25 of the Company’s common stock during each calendar year. The Company has reserved 100 shares of common stock for issuance under the ESPP. Employees purchased 25, 22 and 11 shares during the years ended June 30, 2007, 2006 and 2005, respectively. Compensation expense attributable to subscriptions to purchase shares under the ESPP was $25, $22 and $11 for the years ended June 30, 2007, 2006 and 2005. At June 30, 2007, 41 shares remain available for issuance under the ESPP.
6. Employee Benefit Plan
     The Company sponsors a defined contribution retirement plan (“401k Plan”) under Section 401(k) of the Internal Revenue Code. The 401k Plan covers substantially all employees who meet specified service requirements. Under the 401k Plan, the Company may, at its discretion, match 100% of the first 3% of an employee’s salary plus 50% of the next 2% up to the maximum allowed by the Internal Revenue Code. The Company’s contributions to the 401k Plan for the years ended June 30, 2007, 2006 and 2005 were $654, $396 and $282, respectively.

7. Property and Equipment
     The components of property and equipment are as follows:

	June 30,
	2007	2006
Furniture and equipment	$6,456	$4,943
Leasehold improvements	1,999	1,740
Capitalized lease obligations	588	431
Aircraft	190	190

	9,233	7,304
Less: accumulated depreciation	(5,117)	(3,928)

Total property and equipment, net	$4,116	$3,376

     Depreciation and amortization expense related to property and equipment was $1,209, $851, and $990 for the years ended June 30, 2007, 2006 and 2005, respectively.
8. Lease Commitments
     The Company is committed under various lease agreements for office space and equipment. Certain lease agreements contain renewal options and rent escalation clauses. Rental expense for 2007, 2006 and 2005 was $11,555, $8,077 and $3,196, respectively. Future minimum lease payments under these agreements follow:

Year Ended June 30,	Amount
2008	$9,573
2009	7,530
2010	5,931
2011	3,037
2012	1,311
Thereafter	1,583

Total	$28,965

     Effective with the USAuto acquisition and in accordance with the terms of the severance agreement of the Company’s former President and Chief Executive Officer and current director, the Company has assigned and transferred to a new entity all of the Company’s rights, title and interest in its lease for office space in Chicago, Illinois. Such entity has assumed all obligations under the lease and such obligations will be reimbursed to the entity by the Company during the term of the lease. The total future cost of this obligation was $1,086 and such amount was accrued as of the acquisition date in the consolidated financial statements by the Company as part of the severance cost. At June 30, 2007, $501 remained to be paid under this obligation through August 2009.

9. Losses and Loss Adjustment Expenses Incurred and Paid
     Information regarding the reserve for unpaid losses and loss adjustment expenses (“LAE”) is as follows:

	Year Ended June 30,
	2007	2006	2005
Liability for unpaid losses and LAE at beginning of year, gross	$62,822	$42,897	$30,434
Reinsurance balances receivable	(1,301)	(3,608)	(12,297)

Liability for unpaid losses and LAE at beginning of year, net	61,521	39,289	18,137

Add: Provision for losses and LAE:
Current year	238,043	142,436	88,068
Prior years	3,865	(1,548)	(356)
Accretion of net risk margin/discounting as of the date of acquisition	—	(43)	(219)

Net losses and LAE incurred	241,908	140,845	87,493

Less: Losses and LAE paid:
Current year	160,872	90,589	53,238
Prior years	51,420	28,024	13,103

Net losses and LAE paid	212,292	118,613	66,341

Liability for unpaid losses and LAE at end of year, net	91,137	61,521	39,289
Reinsurance balances receivable	309	1,301	3,608

Liability for unpaid losses and LAE at end of year, gross	$91,446	$62,822	$42,897

     The unfavorable change in the estimate of unpaid loss and loss adjustment expenses of $3,865 for the year ended June 30, 2007 was primarily a result of the fact that the Company had limited historical loss experience in our new states for use in determining its loss reserve estimates. Such unfavorable change was primarily related to the Bodily Injury and Personal Injury Protection coverages in Florida.
     Management believes that the favorable changes in the estimates of unpaid loss and loss adjustment expenses of $1,548 and $356 recognized for the years ended June 30, 2006 and 2005, respectively, were attributable to the inherent uncertainty in the estimation process and were not the result of any individual factor.
10. Notes Payable and Capitalized Lease Obligations
     In connection with the acquisition of the Chicago, Illinois non-standard automobile insurance agencies, on January 12, 2006, the Company entered into, and borrowed under, a credit agreement with two banks consisting of a $5,000 revolving facility and a $25,000 term loan facility, both maturing on June 30, 2010. Through September 13, 2007, outstanding borrowings under the term loan facility bore interest at LIBOR plus 175 basis points per annum (7.11% at June 30, 2007). At June 30, 2007, the Company had $5,000 of outstanding borrowings under the revolving facility. The Company entered into an interest rate swap agreement on January 17, 2006 that fixed the interest rate on the term loan facility at 6.63% through June 30, 2010. The term loan facility is due in equal quarterly installments through June 30, 2010. Both facilities are secured by the common stock and certain assets of selected subsidiaries. The credit agreement contains certain financial covenants regarding (1) a minimum fixed charge coverage ratio, (2) a minimum consolidated tangible net worth, (3) a maximum net premiums written to surplus ratio, (4) a maximum combined ratio, (5) a minimum RBC and (6) a minimum net income requirement.
     At June 30, 2007, we were not in compliance with financial covenants in the credit agreement regarding a minimum fixed charge coverage ratio and a maximum combined ratio. Our lenders waived this non-compliance as of June 30, 2007 and we entered into an amendment to the credit agreement dated September 13, 2007. The amended terms have less restrictive financial covenants, increased the interest rate we pay by 75 basis points and require us to make a prepayment of at least $6,000 in principal before December 31, 2007. In addition, the availability under the revolving credit facility was permanently reduced from $5,000 to $2,000.

     The maturities of the notes payable and capitalized lease obligations secured by equipment as of June 30, 2007 are as follows:

	Capitalized
	Lease
Year Ended June 30,	Obligations	Notes Payable	Total
2008	$231	$5,552	$5,783
2009	230	5,552	5,782
2010	1	11,956	11,957

	$462	$23,060	$23,522

Less: Amount representing executory costs	(30)

Net minimum lease payments	432
Less: Amount representing interest	(16)

Present value of net minimum lease payments	$416

11. Debentures Payable
     In June 2007, First Acceptance Statutory Trust I (“FAST I”), a wholly-owned unconsolidated subsidiary trust of the Company, issued 40 shares of preferred securities at $1,000 per share to outside investors and 1.24 shares of common securities to the Company, also at $1,000 per share. The sole assets of FAST I are $41,240 of junior subordinated debentures issued by the Company. The debentures will mature on July 30, 2037 and are redeemable by the Company in whole or in part beginning on July 30, 2012, at which time the preferred securities are callable. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points).
     The obligations of the Company under the junior subordinated debentures represent full and unconditional guarantees by the Company of FAST I’s obligations for the preferred securities. Dividends on the preferred securities are cumulative, payable quarterly in arrears and are deferrable at the Company’s option for up to five years. The dividends on these securities are the same as the interest on the debentures. The Company cannot pay dividends on its common stock during such deferments.
     The debentures are classified as debentures payable on the Company’s consolidated balance sheets and the interest paid on these debentures is classified as interest expense in the consolidated statements of operations.
12. Income Taxes
     The provision (benefit) for income taxes consisted of the following:

	Year Ended June 30,
	2007	2006	2005
Federal:
Current	$75	$161	$515
Deferred	17,132	(1,533)	(2,986)
State income taxes	379	333	318

	$17,586	$(1,039)	$(2,153)

     The federal provision (benefit) for income taxes differs from the amounts computed by applying the U.S. Federal corporate tax rate of 35% to income before income taxes as follows:

	Year Ended June 30,
	2007	2006	2005
Provision for income taxes at statutory rate	$321	$9,460	$8,401
Tax effect of:
Tax-exempt investment income	(78)	(221)	(261)
Change in the beginning of the year balance of the valuation allowance for deferred tax asset allocated to income taxes	6,882	(10,540)	(10,594)
Net operating loss carryforward expirations	9,990	302	—
Other	92	(373)	(17)

	$17,207	$(1,372)	$(2,471)

     The tax effects of temporary differences that give rise to the net deferred tax asset at June 30, 2007 and 2006 are presented below:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$46,549	$57,847
Stock option compensation	3,063	2,718
Unearned premiums and loss and loss adjustment expense reserves	8,254	6,812
Net unrealized change on investments	929	1,212
Alternative minimum tax (“AMT”) credit carryforwards	1,232	1,154
Other	1,070	846

	61,097	70,589

Deferred tax liabilities:
Deferred acquisition costs	(1,808)	(1,865)
Goodwill	(1,320)	(222)

	(3,128)	(2,087)

Total net deferred tax assets	57,969	68,502
Less: Valuation allowance	(27,033)	(20,434)

Net deferred tax assets	$30,936	$48,068

     The net change in the valuation allowance for the year ended June 30, 2007 was an increase of $6,599 while the years ended June 30, 2006 and 2005 included decreases of $9,328 and $10,594, respectively. In addition, during the year ended June 30, 2007, the provision for income taxes included a $9,990 charge related to the expiration of certain net operating loss (“NOL”) carryforwards due to taxable income for the current fiscal year being less than management’s most recent estimates of current fiscal year taxable income. Prior to the acquisition of USAuto, a full valuation allowance had been established, as management believed that it was more likely than not that the Company would not realize the benefits of the loss carryforwards. However, as result of the acquisition, management reduced the valuation allowance based upon internally-prepared projected operating results. Subsequently, such projections were revised after considering the actual results for the years ended June 30, 2007, 2006 and 2005, and the allowance was further revised.
     At June 30, 2007 and 2006, $929 and $1,212, respectively, of the valuation allowance was related to the net unrealized change on investments as management believes that it is more likely than not that this tax benefit will not be realized. For the years ended June 30, 2007 and 2006, the change in the valuation allowance of $283 and $1,212, respectively, is included as part of other comprehensive loss.
     At June 30, 2007, the Company had NOL carryforwards for federal income tax purposes of $132,998, which are available to offset future federal taxable income. In addition, at June 30, 2007, the Company had AMT credit carryforwards of $1,232 that have no expiration date. The NOL carryforwards will expire in 2008 through 2023, as shown in the following table:

Expiration Year Ended June 30,	Amount
2008	$36,188
2009	84,791
2010	7,095
2011	2,099
Thereafter	2,825

Total NOL carryforwards	$132,998

13. Net Income (Loss) Per Share
     SFAS No. 128, Earnings Per Share, specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). Basic EPS are computed using the weighted average number of shares outstanding. Diluted EPS are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding securities with a right to purchase or convert into common stock.
     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended June 30,
	2007	2006	2005
Net income (loss)	$(16,670)	$28,068	$26,156

Weighted average common basic shares	47,584	47,487	47,055
Effect of dilutive securities — options	—	2,089	1,934

Weighted average common dilutive shares	47,584	49,576	48,989

Basic net income (loss) per share	$(0.35)	$0.59	$0.56

Diluted net income (loss) per share	$(0.35)	$0.57	$0.53

     Options to purchase 2,083 shares of common stock for the year ended June 30, 2007 were outstanding, but were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.
14. Concentrations of Credit Risk
     At June 30, 2007, the Company had certain concentrations of credit risk with several financial institutions in the form of cash and cash equivalents, which amounted to $34,161. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.
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

15. Related Party Transactions
     Certain of the Company’s executives are covered by employment agreements covering, among other things, base compensation, incentive-bonus determinations and payments in the event of termination, or a change in control of the Company.
     Effective May 1, 2004, the Company entered into an advisory services agreement with an entity controlled by a current director of the Company to render advisory services in connection with financings, mergers and acquisitions and other related matters involving the Company. In consideration for the advisory services to be provided, the Company will pay to the advisor a quarterly fee of $62.5 for a four-year period. The advisory agreement may be terminated by the Company if the advisor fails or refuses to perform its services pursuant to the agreement, does any act, or fails to do any act, which results in an indictment for or conviction of a felony or other similarly serious offense or upon the written agreement of the advisor. The advisor may terminate the agreement upon written consent of the Company or if the Company is in material breach of its obligations thereunder. See Note 8 to our consolidated financial statements regarding the terms of a related severance agreement and future obligations.
     On September 13, 2006, the Company sold 50 shares of common stock to an executive officer for an aggregate purchase price of $591, or $11.81 per share, which was the closing price of the common stock on New York Stock Exchange on the date of sale.
16. Litigation
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
17. Fair Value of Financial Instruments
     The fair value of financial instruments has been estimated by the Company using available market information as of June 30, 2007 and 2006, and valuation methodologies considered appropriate to the circumstances:
Investments in fixed maturities are carried at market values which are obtained from a recognized pricing service.
The fair values of cash and cash equivalents, premiums and fees receivable and reinsurance receivables approximate their carrying amounts based upon their short maturities.
The fair value of the notes payable approximates their carrying amount based upon their variable interest rates and comparability to rates currently being offered for similar notes.
The fair value of the debentures payable issued on June 15, 2007 was estimated using projected cash flows, discounted at rates currently being offered for similar financial instruments and approximates their carrying value.

18. Segment Information
     The Company operates in two business segments with its primary focus being the selling, servicing and underwriting of non-standard personal automobile insurance. The real estate and corporate segment consists of the activities related to the disposition of foreclosed real estate held for sale, interest expense associated with all debt and other general corporate overhead expenses.
     The following table presents selected financial data by business segment:

	Year Ended June 30,
	2007	2006	2005
Revenues:
Insurance	$347,431	$244,557	$164,974
Real estate and corporate	206	4,445	1,821

Consolidated total	$347,637	$249,002	$166,795

Income (loss) before income taxes:
Insurance	$6,252	$26,476	$25,640
Real estate and corporate	(5,336)	553	(1,637)

Consolidated total	$916	$27,029	$24,003

	June 30,
	2007	2006
Total assets:
Insurance	$460,356	$384,358
Real estate and corporate	38,536	50,969

Consolidated total	$498,892	$435,327

19. Statutory Financial Information and Accounting Policies
     The statutory-basis financial statements of the Insurance Companies are prepared in accordance with accounting practices prescribed or permitted by the Department of Insurance in each respective state of domicile. Each state of domicile requires that insurance companies domiciled in those states prepare their statutory-basis financial statements in accordance with the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile. In addition, the Insurance Companies are required to report their risk-based capital (“RBC”) each December 31. Failure to maintain an adequate RBC could subject the Insurance Companies to regulatory action and maintaining an adequate RBC could restrict the payment of dividends. As of December 31, 2006, the RBC levels of the Insurance Companies did not subject them to any regulatory action.
     At June 30, 2007 and 2006, on an unaudited consolidated statutory basis, capital and surplus as calculated was $120,201 and $74,586, respectively. For the twelve months ended June 30, 2007, 2006 and 2005, unaudited consolidated statutory net income (loss) as filed was $(1,891), $10,616 and $7,328, respectively. The only material accounting method prescribed or permitted by state insurance departments for the Insurance Companies that differs from NAIC statutory accounting practices relates to a reduction in the statutory capital and surplus of FAIC at June 30, 2006 of $1,237 for investments on deposit with various insurance departments, in states where the company is licensed, but is not yet transacting business.
     The maximum amount of dividends which can be paid by FAIC to the Company, without the prior approval of the Texas insurance commissioner, is limited to the greater of 10% of statutory capital and surplus as of December 31 of the next preceding year or net income for the year. Accordingly, as of December 31, 2006, the maximum amount of dividends available to be paid to the Company from FAIC without prior approval within any preceding twelve-month period is $15,395. The amount of the dividend is further limited by the amount of FAIC’s “earned surplus” which at June 30, 2007 was $15,110.
     FAIC-GA and FAIC-TN are wholly-owned subsidiaries of FAIC and the maximum amount of dividends which they can pay to FAIC, without the prior approval of the respective insurance commissioner, is limited to the greater of 10% of their statutory capital and surplus as of December 31 of the next preceding year or net income (not including realized capital gains) for the year.
20. Selected Quarterly Financial Data (unaudited)
     Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data for the years ended June 30, 2007 and 2006 is summarized as follows:

	Quarters Ended
	September 30,	December 31,	March 31,	June 30,
Year Ended June 30, 2007:
Total revenues	$79,102	$84,321	$91,983	$92,231
Net income (loss) before income taxes	$2,336	$4,241	$4,833	$(10,494)
Net income (loss)	$1,493	$2,701	$3,066	$(23,930)
Basic net income (loss) per share	$0.03	$0.06	$0.06	$(0.50)
Diluted net income (loss) per share	$0.03	$0.05	$0.06	$(0.50)

Year Ended June 30, 2006:
Total revenues	$50,258	$53,481	$70,068	$75,195
Net income before income taxes	$5,633	$5,448	$9,031	$6,917
Net income	$3,713	$3,800	$5,864	$14,691
Basic net income per share	$0.08	$0.08	$0.12	$0.31
Diluted net income per share	$0.08	$0.08	$0.12	$0.30
     Net income (loss) for the fourth quarters of the years ended June 30, 2007 and 2006 reflect the impact of changes in the loss and loss adjustment expense reserves and the valuation allowance for the deferred tax asset including the effect of the expiration of certain net operating loss carryforwards.
     The year ended June 30, 2007 includes an increase in the valuation allowance of $6,882 resulting from revisions in management’s estimates for the Company’s future taxable income based on the results for the then most recent fiscal year and an increase in the provision for income taxes of $9,990 due to the expiration of certain net operating loss carryforwards due to taxable income for the current fiscal year being less than management’s most recent estimates of current fiscal year taxable income. In addition, during the fourth quarter of the year ended June 30, 2007, an unfavorable change in the estimate of unpaid loss and loss adjustment expenses resulted in a current period charge of $15,589. Of this amount, $12,589 related to prior accident quarters and $3,000 related to an unanticipated increase in the loss and loss adjustment expense ratio for the current quarter.
     The year ended June 30, 2006 includes a decrease in the valuation allowance of $10,540 resulting from taxable income for the 2006 fiscal year exceeding the estimates used by management in establishing the valuation allowances at June 30, 2005, in addition to revisions in management’s estimates for the Company’s future taxable income based on the results for the then most recent fiscal years.
     Net loss per share recognized during the quarter ended June 30, 2007 was decreased by $0.35 on a basic and diluted basis as a result of the combined change in the valuation allowance and net operating loss carryforwards. Net income per share recognized during the quarter ended June 30, 2006 was increased by $0.22 and $0.21 on a basic and diluted basis, respectively, as a result of the change in valuation allowance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2007. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of June 30, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2007.
     Our independent registered public accounting firm, Ernst & Young, LLP has issued an attestation report on our internal control over financial reporting, which report appears on page 42 of this Annual Report on Form 10-K.
     Changes in Internal Control over Financial Reporting
     During the fourth fiscal quarter of the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information with respect to our directors, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 7, 2007, under the caption “Election of Directors,” is incorporated herein by reference. Pursuant to General Instruction G(3), information concerning our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 7, 2007, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.
     Information with respect to our code of business conduct and ethics, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 7, 2007, under the caption “Code of Business Conduct and Ethics,” is incorporated herein by reference.
     Information with respect to our corporate governance disclosures, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 7, 2007, under the caption “What Committees Has the Board Established?” is incorporated herein by reference.
     On December 11, 2006, the Company filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. The Company has filed as exhibits to this Annual Report on Form 10-K and to the Annual Report on Form 10-K for the year ended June 30, 2006, the applicable certifications of its Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of the Company’s public disclosures.
Item 11. Executive Compensation
     Information with respect to our executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 7, 2007, under the caption “Executive Compensation,” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 7, 2007, under the captions “Stock Ownership” and “Equity Compensation Plan Information,” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information with respect to certain relationships and related transactions, and director independence, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 7, 2007, under the caption “Certain Relationships and Related Transactions, and Director Independence,” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Information with respect to the fees paid to and services provided by our principal accountants, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 7, 2007, under the caption “Fees Billed to Us by Ernst & Young LLP During 2007 and 2006,” is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Financial Statements, Financial Statement Schedules and Exhibits
(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements on Page 40.

(2)	Financial Statement Schedules:

Schedule I — Financial Information of Registrant (Parent Company)

(3)	Exhibits: See the exhibit listing set forth below.

Exhibit
Number

2.1	Plan of Reorganization, dated as of April 1, 1996, between the Trust and the Company (incorporated by reference to Exhibit 2.1 of Registration Statement No. 333-07439 on Form S-4, filed July 2, 1996 (the “Registration Statement”)).

2.2	Stock Purchase Agreement, dated as of January 16, 1996, between Liberté Investors Trust and Hunter’s Glen/Ford, Ltd. (the “Purchaser”) (incorporated by reference to Exhibit 4.1 of Liberté Investors Trust’s Current Report on Form 8-K filed with the Commission on January 24, 1996), as amended by the Amendment to the Stock Purchase Agreement, dated as of February 27, 1996, and the Second Amendment to the Stock Purchase Agreement, dated as of March 28, 1996 (incorporated by reference to Exhibit 2.1 of Liberté Investors Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

2.3	Agreement and Plan of Merger by and among the Company, USAH Merger Sub, Inc., USAuto Holdings, Inc. and the Stockholders of USAuto Holdings, Inc., dated as of December 15, 2003 (incorporated by reference to Exhibit 2.1 of Registration Statement No. 333-111161 on Form S-1, filed December 15, 2003).

3.1	Restated Certificate of Incorporation of First Acceptance Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 3, 2004).

3.2	Amended and Restated Bylaws of First Acceptance Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K dated September 28, 2004).

4.1	Form of Registration Rights Agreement, dated August 16, 1996, between the Company and the Purchaser (incorporated by reference to Exhibit 4.1 of the Registration Statement).

4.2	Form of Agreement Clarifying Registration Rights, dated August 16, 1996, between the Company, the Purchaser, the Enloe Descendants’ Trust, and Robert Ted Enloe, III (incorporated by reference to Exhibit 4.3 of the Registration Statement).

4.3	Registration Rights Agreement, dated as of July 1, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 11, 2002).

4.4	Form of certificate representing shares of common stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed December 26, 2002).

Exhibit
Number

10.1	Form of Indemnification Agreement for the Company’s directors and officers and schedule of substantially identical documents (incorporated by reference to Exhibit 10.2 of the Registration Statement).

10.2	Employment Agreement, dated as of July 1, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 11, 2002).*

10.3	First Acceptance Corporation 2002 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed May 18, 2004).*

10.4	Nonqualified Stock Option Agreement, dated as of July 9, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated July 11, 2002).*

10.5	Indemnification Agreement, dated as of July 1, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated July 11, 2002).

10.6	Stock Purchase Agreement, dated as of July 9, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-8 dated December 26, 2002).*

10.7	Stock Purchase Agreement, dated as of June 30, 2003, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K dated September 26, 2003).*

10.8	Advisory Services Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Edwards Capital LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.9	Separation Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Donald J. Edwards (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.10	Employment Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.11	Employment Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.12	Nonqualified Stock Option Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.13	Nonqualified Stock Option Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.14	Registration Rights Agreement, dated as of April 30, 2004, by and among First Acceptance Corporation, Stephen J. Harrison and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated May 3, 2004).

Exhibit
Number

10.15	Severance Compensation Agreement, dated as of August 24, 2004, by and between First Acceptance Corporation and Charles David Hamilton (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K dated September 28, 2004).*

10.16	Form of Restricted Stock Award Agreement under the Company’s 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 3, 2004).*

10.17	Form of Nonqualified Stock Option Agreement under the Company’s 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 3, 2004).*

10.18	First Acceptance Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registration Statement No. 333-121551 on Form S-8, filed December 22, 2004).

10.19	Summary of Compensation for Non-Employee Directors and Named Executive Officers

10.20	Asset Purchase Agreement, dated as of January 12, 2006, by and among First Acceptance Corporation, Acceptance Insurance Agency of Illinois, Inc., Insurance Plus Agency II, Inc., Yale International Insurance Agency, Inc. and Constantine Danos (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 18, 2006).

10.21	Credit Agreement, dated as of January 12, 2006, by and among First Acceptance Corporation, SunTrust Bank, in its capacity as a lender and as administrative agent for the lenders, and First Bank (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 18, 2006).

10.22	Employment Agreement, dated as of September 13, 2006, by and between First Acceptance Corporation and Edward Pierce (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated September 19, 2006).*

10.23	Stock Purchase Agreement, dated as of September 13, 2006, by and between First Acceptance Corporation and Edward Pierce (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated September 19, 2006).*

10.24	Nonqualified Stock Option Agreement, dated as of September 13, 2006, by and between First Acceptance Corporation and Edward Pierce (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated September 19, 2006).*

10.25	Amendment to Employment Agreement, dated as of September 13, 2006, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated September 19, 2006).*

10.26	Amendment to Employment Agreement, dated as of September 13, 2006, by and between First Acceptance Corporation and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K dated September 19, 2006).*

10.27	Employment Agreement, dated as of October 9, 2006, by and between First Acceptance Corporation and Kevin P. Cohn (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated October 12, 2006).*

10.28	Nonqualified Stock Option Agreement, dated as of October 9, 2006, by and between First Acceptance Corporation and Kevin P. Cohn (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated October 12, 2006).*

10.29	Second Amendment to the First Acceptance Corporation 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q dated May 10, 2007).*

Exhibit
Number

10.30	Form of Restricted Stock Award Agreement of Outside Directors under the Company’s 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated May 10, 2007).*

10.31	Form of Indemnification Agreement between the Company and each of the Company’s directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 10-Q dated May 10, 2007).*

10.32	Junior Subordinated Indenture, dated June 15, 2007, between First Acceptance Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated June 18, 2007).

10.33	Guarantee Agreement, dated June 15, 2007, between First Acceptance Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated June 18, 2007).

10.34	Amended and Restated Trust Agreement, dated June 15, 2007, among First Acceptance Corporation, Wilmington Trust Company and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated June 18, 2007).

14	First Acceptance Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K dated September 28, 2004).

21	Subsidiaries of First Acceptance Corporation.

23.1	Consent of Ernst & Young, LLP.

23.2	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION
Date: September 13, 2007	By /s/ Stephen J. Harrison
Stephen J. Harrison
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen J. Harrison Stephen J. Harrison	President, Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2007
/s/ Edward L. Pierce Edward L. Pierce	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 13, 2007
/s/ Kevin P. Cohn Kevin P. Cohn	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	September 13, 2007
/s/ Gerald J. Ford Gerald J. Ford	Chairman of the Board of Directors	September 13, 2007
/s/ Thomas M. Harrison, Jr. Thomas M. Harrison, Jr.	Executive Vice President, Secretary and Director	September 13, 2007
/s/ Rhodes R. Bobbitt Rhodes R. Bobbitt	Director	September 13, 2007
/s/ Harvey B. Cash Harvey B. Cash	Director	September 13, 2007
/s/ Donald J. Edwards Donald J. Edwards	Director	September 13, 2007
/s/ Tom C. Nichols Tom C. Nichols	Director	September 13, 2007
/s/ Lyndon L. Olson Lyndon L. Olson	Director	September 13, 2007
/s/ William A. Shipp, Jr. William A. Shipp, Jr.	Director	September 13, 2007

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
SCHEDULE I. FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
(in thousands)

	June 30,
Balance Sheets	2007	2006
Assets:
Investment in subsidiaries, at equity in net assets	$155,010	$111,246
Cash and cash equivalents	10,350	7,554
Deferred tax asset	24,674	42,711
Other assets	3,395	790
Foreclosed real estate held for sale	341	87
Goodwill and identifiable intangible assets	114,562	114,562
Amounts due (to) from subsidiaries	(3,136)	1,544

	$305,196	$278,494

Liabilities:
Notes payable	$23,060	$23,612
Debentures payable	41,240	—
Other liabilities	1,412	1,459
Stockholders’ equity	239,484	253,423

	$305,196	$278,494

	Year Ended June 30,
	2007	2006	2005
Statements of Operations
Gains on sales of foreclosed real estate	$—	$3,638	$755
Investment income	206	807	1,066
Equity in income of subsidiaries, net of tax	3,743	17,377	17,197
Expenses	(5,608)	(3,987)	(4,036)

Income (loss) before income taxes	(1,659)	17,835	14,982
Provision (benefit) for income taxes	15,011	(10,233)	(11,174)

Net income (loss)	$(16,670)	$28,068	$26,156

	Year Ended June 30,
Statements of Cash Flows	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(16,670)	$28,068	$26,156
Equity in income of subsidiaries, net of tax	(3,743)	(17,377)	(17,197)
Depreciation and amortization	66	97	928
Stock-based compensation	1,063	500	332
Deferred income taxes	18,037	514	(1,589)
Gains on sales of foreclosed real estate	—	(3,638)	(755)
Change in assets and liabilities	3,322	5,725	(3,389)

Net cash provided by operating activities	2,075	13,889	4,486

Cash flows from investing activities:
Sales (purchases) of investment in mutual fund	—	10,920	(10,920)
Investment in subsidiary	(45,765)	(47,026)	(10,950)
Dividend from subsidiary	6,435	750	—
Improvements to foreclosed real estate	(254)	—	(300)
Purchase of common stock in trust	(1,240)	—	—
Proceeds from sales of foreclosed real estate	—	4,512	1,202
Cash paid for acquisitions, net of cash acquired	—	—	(4,000)

Net cash used in investing activities	(40,824)	(30,844)	(24,968)

Cash flows from financing activities:
Proceeds from borrowings	5,000	30,000	—
Payments on borrowings	(5,552)	(6,388)	—
Proceeds from issuance of debentures	41,240	—	—
Net proceeds from issuance of common stock	857	223	104
Exercise of stock options	—	421	740
Purchase of treasury stock	—	—	(639)

Net cash provided by financing activities	41,545	24,256	205

Net increase (decrease) in cash and cash equivalents	2,796	7,301	(20,277)
Cash and cash equivalents, beginning of year	7,554	253	20,530

Cash and cash equivalents, end of year	$10,350	$7,554	$253