Form 10-Q
period 2007-09-30
FIRST ACCEPTANCE CORP /DE/
filed 2007-11-09
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-12117
First Acceptance Corporation
(Exact name of registrant as specified in its charter)

Delaware	75-1328153
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3322 West End Ave, Suite 1000	37203
Nashville, Tennessee	(Zip Code)
(Address of principal executive offices)
(615) 844-2800
(Registrant’s telephone number, including area code)
Not applicable
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
Yes ☐                      No ☒
As of November 7, 2007, there were outstanding 47,615,289 shares of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	June 30,
	2007	2007
	(Unaudited)
ASSETS
Fixed maturities, available-for-sale at fair value (amortized cost of $182,979 and $179,328, respectively)	$182,225	$176,555
Cash and cash equivalents	45,842	34,161
Premiums and fees receivable, net of allowance of $620 and $606	70,538	71,771
Receivable for securities	—	19,973
Deferred tax asset	30,012	30,936
Other assets	11,239	11,722
Property and equipment, net	3,932	4,116
Deferred acquisition costs	5,401	5,166
Goodwill	138,082	138,082
Identifiable intangible assets	6,398	6,410

TOTAL ASSETS	$493,669	$498,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$93,922	$91,446
Unearned premiums and fees	85,576	88,831
Notes payable and capitalized lease obligations	17,048	23,490
Debentures payable	41,240	41,240
Payable for securities	—	999
Other liabilities	12,331	13,402

Total liabilities	250,117	259,408

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 47,615 shares issued and outstanding	476	476
Additional paid-in capital	461,292	460,968
Accumulated other comprehensive loss	(800)	(2,652)
Accumulated deficit	(217,416)	(219,308)

Total stockholders’ equity	243,552	239,484

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$493,669	$498,892

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2007	2006
Revenues:
Premiums earned	$74,803	$67,877
Fee income	9,298	8,756
Investment income	3,027	1,947
Other	30	522

	87,158	79,102

Costs and expenses:
Losses and loss adjustment expenses	57,671	52,420
Insurance operating expenses	23,986	22,329
Other operating expenses	505	1,108
Stock-based compensation	324	104
Depreciation and amortization	368	393
Interest expense	1,341	412

	84,195	76,766

Income before income taxes	2,963	2,336
Provision for income taxes	1,071	843

Net income	$1,892	$1,493

Net income per share:
Basic and diluted	$0.04	$0.03

Number of shares used to calculate net income per share:
Basic	47,615	47,545

Diluted	49,536	49,663

Reconciliation of net income to comprehensive income:
Net income	$1,892	$1,493
Net unrealized change on investments	2,019	3,271
Unrealized loss on interest rate swap agreement	(167)	—

Comprehensive income	$3,744	$4,764

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,892	$1,493
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	368	393
Stock-based compensation	324	104
Deferred income taxes	924	663
Other	(9)	109
Change in:
Premiums and fees receivable	1,233	(8,587)
Deferred acquisition costs	(235)	(727)
Loss and loss adjustment expense reserves	2,476	7,712
Unearned premiums and fees	(3,255)	9,966
Other	(733)	(299)

Net cash provided by operating activities	2,985	10,827

Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(7,512)	(18,780)
Maturities and paydowns of fixed maturities, available-for-sale	3,072	592
Sales of fixed maturities, available-for-sale	802	8,126
Net change in receivable/payable for securities	18,974	(3,915)
Acquisitions of property and equipment	(176)	(455)
Other	(22)	(41)

Net cash provided by (used in) investing activities	15,138	(14,473)

Cash flows from financing activities:
Proceeds from borrowings	—	227
Payments on borrowings	(6,442)	(1,440)
Net proceeds from issuance of common stock	—	591

Net cash used in financing activities	(6,442)	(622)

Net increase (decrease) in cash and cash equivalents	11,681	(4,268)
Cash and cash equivalents, beginning of period	34,161	31,534

Cash and cash equivalents, end of period	$45,842	$27,266

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
     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
2. Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	September 30,
	2007	2006
	(In thousands, except per share data)
Net income	$1,892	$1,493

Weighted average common basic shares	47,615	47,545
Effect of dilutive securities — options	1,921	2,118

Weighted average common dilutive shares	49,536	49,663

Basic and diluted net income per share	$0.04	$0.03

3. Stock-Based Compensation
     During the three months ended September 30, 2007, the Company issued 30,000 stock options to employees under its 2002 Long Term Incentive Plan (the “Plan”). The options were issued at a weighted average exercise price of $10.08 per share. The options expire over ten years and vest equally in annual installments over five years. Compensation expense related to these options was $161,000, which will be amortized through July 2012. None of these options were exercisable at September 30, 2007. There were no options exercised during the three months ended September 30, 2007; however, 80,000 options were forfeited in July 2007. Shares remaining available for issuance under the Plan were 3,387,322 at September 30, 2007.
4. Segment Information
     The Company operates in two business segments: (1) insurance operations and (2) real estate and corporate. The Company’s primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. The real estate and corporate segment consists of activities related to the disposition of foreclosed real estate held for sale, interest expense associated with all debt and other general corporate overhead expenses.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following table presents selected financial data by business segment:

	Three Months Ended
	September 30,
	2007	2006
	(in thousands)
Revenues:
Insurance	$87,089	$79,014
Real estate and corporate	69	88

Consolidated total	$87,158	$79,102

Income (loss) before income taxes:
Insurance	$5,061	$3,872
Real estate and corporate	(2,098)	(1,536)

Consolidated total	$2,963	$2,336

	September 30,	June 30,
	2007	2007
	(in thousands)
Total assets:
Insurance	$465,605	$460,356
Real estate and corporate	28,064	38,536

Consolidated total	$493,669	$498,892

5. Recent Accounting Pronouncements
     Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as providing guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. As a result, we recognized no additional liability or reduction in deferred tax asset for unrecognized tax benefits. Any interest and penalties incurred in connection with income taxes are recorded as a component of tax expense. The Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for taxable years prior to June 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The following discussion should be read in conjunction with the Company’s consolidated financial statements included with this report and our consolidated financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended June 30, 2007 included in our Annual Report on Form 10-K.
General
     As of September 30, 2007, we leased and operated 458 retail locations (or “stores”), staffed by employee-agents. Our employee-agents exclusively sell insurance products either underwritten or serviced by us. As of September 30, 2007, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business - General” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 for additional information with respect to our business.
     The following table shows the changes in the number of our retail locations for the periods presented. Retail location counts are based upon the date that a location commenced writing business.

	Three Months Ended
	September 30,
	2007	2006
Retail locations — beginning of period	462	460
Opened	1	9
Closed	(5)	(3)

Retail locations — end of period	458	466

     The following tables show the number of our retail locations by state.

	September 30,		June 30,
	2007	2006	2007	2006
Alabama	25	25	25	25
Florida	41	40	41	39
Georgia	62	63	62	63
Illinois	81	85	81	86
Indiana	23	26	24	26
Mississippi	8	8	8	8
Missouri	16	17	15	18
Ohio	30	30	30	30
Pennsylvania	24	25	25	25
South Carolina	28	26	28	21
Tennessee	20	21	20	20
Texas	100	100	103	99

Total	458	466	462	460

Critical Accounting Policies
     There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2007 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Consolidated Results of Operations
Overview
     Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of foreclosed real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses. Our insurance operations generate revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through three insurance company subsidiaries, First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:
•	premiums earned, including policy and renewal fees, from sales of policies written and assumed by our insurance company subsidiaries;

•	fee income, including installment billing fees on policies written as well as fees for other ancillary services (principally motor club and bond card products); and

•	investment income earned on the invested assets of the insurance company subsidiaries.
     The following table presents premiums earned by state.

	Three Months Ended
	September 30,
	2007	2006
	(in thousands)
Premiums earned:
Georgia	$16,103	$17,190
Florida	12,361	12,229
Texas	8,526	7,117
Illinois	8,169	6,637
Alabama	7,504	7,289
South Carolina	5,640	1,822
Tennessee	5,522	5,947
Ohio	4,000	3,862
Pennsylvania	2,301	1,186
Indiana	1,968	1,937
Missouri	1,470	1,430
Mississippi	1,239	1,231

Total premiums earned	$74,803	$67,877

     The following table presents the change in the total number of policies in force for the insurance operations for the periods presented. Policies in force increase as a result of new policies issued and decrease as a result of policies that cancel or expire and are not renewed.

	Three Months Ended
	September 30,
	2007	2006
Policies in force — beginning of period	226,974	200,401
Net (decrease) increase during period	(14,463)	16,907

Policies in force — end of period	212,511	217,308

     Insurance companies present a combined ratio as a measure of their overall underwriting profitability. The components of the combined ratio are as follows:
     Loss Ratio — Loss ratio is the ratio (expressed as a percentage) of losses and loss adjustment expenses incurred to premiums earned and is a basic element of underwriting profitability. We calculate this ratio based on all direct and assumed premiums earned.
     Expense Ratio — Expense ratio is the ratio (expressed as a percentage) of operating expenses to premiums earned. This is a measurement that illustrates relative management efficiency in administering our operations. We calculate this ratio as a percentage of premiums earned. Insurance operating expenses are reduced by fee income from insureds and, for the period from January 1, 2006 through December 31, 2006, the transaction service fee we received for servicing the run-off business previously written by the Chicago agencies whose business we acquired in January 2006 (“Chicago acquisition”).
     Combined Ratio — Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, an insurance company cannot be profitable without sufficient investment income. The following table presents the combined ratios for the insurance operations for the periods presented.

	Three Months Ended
	September 30,
	2007	2006
Loss and loss adjustment expense	77.1%	77.2%
Expense	19.6%	19.2%

Combined	96.7%	96.4%

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
Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006
     Consolidated Results
     Revenues for the three months ended September 30, 2007 increased 10% to $87.2 million from $79.1 million in the same period last year. Net income for the three months ended September 30, 2007 was $1.9 million, compared with $1.5 million for the three months ended September 30, 2006. Both basic and diluted net income per share were $0.04 for the three months ended September 30, 2007, compared with $0.03 for the three months ended September 30, 2006.
     Insurance Operations
     Revenues from insurance operations were $87.1 million for the three months ended September 30, 2007, compared with $79.0 million for the three months ended September 30, 2006. Income before income taxes from insurance operations for the three months ended September 30, 2007 was $5.1 million compared with $3.9 million for the three months ended September 30, 2006.
     Premiums Earned
     Premiums earned increased by $6.9 million, or 10%, to $74.8 million for the three months ended September 30, 2007 from $67.9 million for the three months ended September 30, 2006. The increase was primarily due to (1) the premium growth experienced in South Carolina and Texas, where we opened 87 locations in fiscal year 2006, and Chicago, where we acquired 72 locations in January 2006 and (2) an increase in our average premium per policy as a result of recent rate increases. Premiums earned in Georgia and Tennessee were down $1.5 million, or 7%, over the prior year due to softening economic conditions. The total number of insured policies in force at September 30, 2007 decreased 2% over the same date in 2006 from 217,308 to 212,511 primarily due to the factors noted above regarding Georgia and Tennessee. At September 30, 2007, we operated 458 stores, compared with 466 stores at September 30, 2006.
     Fee Income
     Fee income increased 6% to $9.3 million for the three months ended September 30, 2007, from $8.8 million for the three months ended September 30, 2006. This increase is the result of the growth in premiums earned. However, fee income increased at a rate lower than our increase in premiums earned because of a decline in ancillary products sold to our insureds.

     Investment Income
     Investment income increased as a result of the increase in invested assets attributable to cash provided by operating activities and proceeds received in connection with the sale of debentures in June 2007. At both September 30, 2007 and 2006, the tax-equivalent book yields for our fixed maturities portfolio were 5.2%, with effective durations of 3.26 years and 3.63 years, respectively. The yields for the comparable Lehman Brothers indices were 5.1% and 4.9% at September 30, 2007 and 2006, respectively.
     Other
     Other revenues, which include net realized gains and losses on sales of fixed maturity investments, for the three months ended September 30, 2006 is primarily comprised of a $0.6 million transaction service fee earned in connection with the Chicago acquisition for servicing the run-off business previously written by the Chicago agencies whose assets we acquired in January 2006. We do not receive this transaction service fee subsequent to December 31, 2006.
     Loss and Loss Adjustment Expenses
     The loss and loss adjustment expense ratio was 77.1% for the three months ended September 30, 2007 and 77.2% for the three months ended September 30, 2006. For the three months ended September 30, 2007, we did not experience any significant adverse development for prior accident periods. The three months ended September 30, 2006 included approximately $3.7 million (5.5% of the ratio) of adverse development related primarily to the estimation of the severity of losses in Florida and Texas, where we had significant growth during 2006, and Georgia, where we reduced our physical damage premium rates effective January 2006.
     Effective October 1, 2007, we began using new rates for Bodily Injury, Medical Payments, and Uninsured Motorists Coverage in Florida, in conjunction with the change in coverage resulting from the expiration of Personal Injury Protection ("PIP"). The state of Florida has reinstated PIP effective January 1, 2008, at which time we anticipate using new higher rates for most of our coverages.
     Operating Expenses
     Insurance operating expenses increased 7% to $24.0 million for the three months ended September 30, 2007 from $22.3 million for the three months ended September 30, 2006. This increase is due to the expenses (such as variable employee-agent compensation and premium taxes) that vary along with the increase in premiums earned.
     The expense ratio increased slightly from 19.2% for the three month period ended September 30, 2006 to 19.6% for the same period this year. This increase was primarily due to the positive impact on the prior year expense ratio from the transaction service fee of $0.6 million, or 0.8%.
     Overall, the combined ratio of 96.7% for the three months ended September 30, 2007 increased from 96.4% for the three months ended September 30, 2006 primarily as a result of the higher expense ratio.
     Real Estate and Corporate
     Loss before income taxes for the three months ended September 30, 2007 was $2.1 million compared with a loss of $1.5 million for the three months ended September 30, 2006. During the three month period ended September 30, 2007, we incurred $0.3 million of interest expense in connection with borrowings related to the Chicago acquisition compared with $0.4 million for the three month period ended September 30, 2006. In addition, we incurred $1.0 million of interest expense during the three month period ended September 30, 2007 related to the debentures issued in June 2007.

Liquidity and Capital Resources
     Our primary sources of funds are premiums, fee income and investment income. Our primary uses of funds are the payment of claims and operating expenses. Operating activities for the three months ended September 30, 2007 provided $3.0 million of cash, compared with $10.8 million provided in the same period in fiscal 2007. The decrease in cash provided by operating activities was the result of an increase in paid loss and loss adjustment expenses and a decrease in cash collected on premiums written. Net cash provided by investing activities for the three months ended September 30, 2007 was $15.1 million, compared with net cash used in investing activities of $14.5 million in the same period in fiscal 2007. Both periods reflect net additions to our investment portfolio, while the three months ended September 30, 2007 includes the settlement of a $20.0 million receivable in July 2007. Financing activities for the three months ended September 30, 2007 included the repayment of $5.0 million related to our revolving credit facility while both the three months ended September 30, 2007 and 2006 included $1.4 million related to a scheduled quarterly principal payment on our term loan facility.
     At September 30, 2007, we had $0.5 million available in unrestricted cash outside of the insurance company subsidiaries. On October 17, 2007, the holding company received a $6.5 million dividend from the insurance company subsidiaries. We used these funds on October 31, 2007 to pay a scheduled quarterly payment of $1.2 million in principal and interest on our debt as well as to make a required principal prepayment of $6.0 million in accordance with the amendment to the credit agreement dated September 13, 2007. Future debt payments will be serviced by the additional unrestricted cash from the sources described in the next paragraph.
     We are part of an insurance holding company system with substantially all of our operations conducted by our insurance company subsidiaries. Accordingly, the holding company’s primary source of cash is from dividends from our insurance company subsidiaries and from our non-insurance company subsidiaries that sell ancillary products to our insureds. The holding company will receive cash from operating activities as a result of investment income and the ultimate liquidation of our foreclosed real estate held for sale. However, in accordance with the terms of the recent amendment to our credit agreement, any proceeds from the sale of our foreclosed real estate must be applied against our outstanding term loan. In addition, as a result of our tax net operating loss carryforwards, taxable income generated by the insurance company subsidiaries through June 30, 2009 will provide cash to the holding company through an intercompany tax allocation agreement through which the insurance company subsidiaries reimburse the holding company for current tax benefits utilized through recognition of the net operating loss carryforwards. Cash could also be made available through loans from financial institutions (although currently restricted under our amended credit agreement) and the issuance of securities.
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
     We believe that existing cash and investment balances, when combined with anticipated cash flows as noted above, will be adequate to meet our expected liquidity needs in both the short-term and the reasonably foreseeable future. Our growth strategy may include possible acquisitions. Any acquisitions or other unexpected growth opportunities may require external financing, and we may from time to time seek to obtain external financing. We cannot assure that additional sources of financing will be available to us on favorable terms, or at all, or that any such financing would not negatively impact our results of operations.
Off-Balance Sheet Arrangements
     There have been no new off-balance sheet arrangements since June 30, 2007. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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
     We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have an exposure to interest rate risk relating to fixed maturity investments. Changes in market interest rates directly impact the market value of the fixed maturity securities. Some fixed income securities have call or prepayment options. This subjects us to reinvestment risk as issuers may call their securities, which could result in us reinvesting the proceeds at lower interest rates. We manage exposure to interest rate risks by adhering to specific guidelines in connection with our investment portfolio. We invest primarily in municipal and corporate bonds and collateralized mortgage obligations that have been rated “A” or better by Standard & Poors. At September 30, 2007, 90.7% of our investment portfolio was invested in securities rated “AA” or better by Standard & Poors and 97.7% in securities rated “A” or better by Standard & Poors. At September 30, 2007, our exposure with regard to sub-prime mortgage securities was limited to $2.0 million in fixed maturities that were all rated “A” or better by Standard & Poors. We have not recognized any other-than-temporary losses on our investment portfolio. We utilize the services of a professional fixed income investment manager.
     As of September 30, 2007, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities portfolio would have resulted in an estimated decrease in fair value of 4.0%, or approximately $7.3 million. As of the same date, the impact of an immediate 100 basis point decrease in market interest rates on our portfolio would have resulted in an estimated increase in fair value of 4.2%, or approximately $7.7 million.
     In connection with the Chicago acquisition, we entered into a new $30.0 million credit facility that included a $25.0 million term loan facility and a $5.0 million revolving facility. The credit facility was amended in September 2007 to, among other things, reduce the availability under the revolving facility to $2.0 million. Although we have fixed the interest rate of the term loan facility through an interest rate swap agreement, we have interest rate risk with respect to any borrowings under the revolving facility, which bears interest at a floating rate of LIBOR plus 250 basis points. At September 30, 2007, there were no outstanding borrowings under the revolving facility.

     On June 15, 2007, our newly formed wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points).
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2007. Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

FIRST ACCEPTANCE CORPORATION
November 9, 2007	By:	/s/ Kevin P. Cohn
Kevin P. Cohn
Vice President, Chief Accounting Officer and Corporate Controller