Form 10-Q
period 2007-12-31
FIRST ACCEPTANCE CORP /DE/
filed 2008-02-11
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-12117
First Acceptance Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1328153 (I.R.S. Employer Identification No.)

3322 West End Ave, Suite 1000 Nashville, Tennessee (Address of principal executive offices)	37203 (Zip Code)
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
Yes ☑       No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
As of February 8, 2008, there were 47,639,526 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2007

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,	June 30,
	2007	2007
	(Unaudited)
ASSETS
Fixed maturities, available-for-sale at fair value (amortized cost of $183,461 and $179,328, respectively)	$185,078	$176,555
Cash and cash equivalents	41,106	34,161
Premiums and fees receivable, net of allowance of $626 and $606	61,712	71,771
Receivable for securities	—	19,973
Deferred tax asset	17,757	30,936
Other assets	11,179	11,722
Property and equipment, net	4,355	4,116
Deferred acquisition costs	4,797	5,166
Goodwill	138,082	138,082
Identifiable intangible assets	6,385	6,410

TOTAL ASSETS	$470,451	$498,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$95,357	$91,446
Unearned premiums and fees	75,639	88,831
Notes payable and capitalized lease obligations	10,104	23,490
Debentures payable	41,240	41,240
Payable for securities	—	999
Other liabilities	14,088	13,402

Total liabilities	236,428	259,408

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 47,640 shares issued and outstanding	476	476
Additional paid-in capital	461,727	460,968
Accumulated other comprehensive income (loss)	967	(2,652)
Accumulated deficit	(229,147)	(219,308)

Total stockholders’ equity	234,023	239,484

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$470,451	$498,892

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenues:
Premiums earned	$70,484	$72,911	$145,287	$140,788
Fee income	8,987	9,067	18,285	17,823
Investment income	2,859	2,098	5,886	4,045
Other	11	245	41	767

	82,341	84,321	169,499	163,423

Costs and expenses:
Losses and loss adjustment expenses	54,346	54,886	112,017	107,306
Insurance operating expenses	25,180	23,509	49,166	45,839
Other operating expenses	759	514	1,264	1,622
Stock-based compensation	354	354	678	458
Depreciation and amortization	380	399	748	791
Interest expense	1,289	418	2,630	830

	82,308	80,080	166,503	156,846

Income before income taxes	33	4,241	2,996	6,577
Provision for income taxes	11,764	1,540	12,835	2,383

Net income (loss)	$(11,731)	$2,701	$(9,839)	$4,194

Net income (loss) per share:
Basic	$(0.25)	$0.06	$(0.21)	$0.09

Diluted	$(0.25)	$0.05	$(0.21)	$0.08

Number of shares used to calculate net income (loss) per share:
Basic	47,618	47,588	47,617	47,566

Diluted	47,618	49,694	47,617	49,672

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$(11,731)	$2,701	$(9,839)	$4,194
Unrealized change on investments	2,371	(211)	4,390	3,060
Other	(83)	—	(250)	—

	(9,443)	2,490	(5,699)	7,254
Applicable provision for income taxes	520	—	520	—

Comprehensive income (loss)	$(9,963)	$2,490	$(6,219)	$7,254

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(9,839)	$4,194
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	748	791
Stock-based compensation	678	458
Deferred income taxes	12,659	2,019
Other	(1)	213
Change in:
Premiums and fees receivable	10,059	(3,937)
Deferred acquisition costs	369	(65)
Loss and loss adjustment expense reserves	3,911	11,943
Unearned premiums and fees	(13,192)	4,227
Other	1,098	1,091

Net cash provided by operating activities	6,490	20,934

Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(19,957)	(54,117)
Maturities and paydowns of fixed maturities, available-for-sale	3,636	1,891
Sales of fixed maturities, available-for-sale	12,210	12,542
Net change in receivable/payable for securities	18,974	(3,940)
Capital expenditures	(984)	(634)
Other	(119)	(120)

Net cash provided by (used in) investing activities	13,760	(44,378)

Cash flows from financing activities:
Proceeds from borrowings	—	5,000
Payments on borrowings	(13,386)	(2,881)
Net proceeds from issuance of common stock	81	728

Net cash provided by (used in) financing activities	(13,305)	2,847

Net increase (decrease) in cash and cash equivalents	6,945	(20,597)
Cash and cash equivalents, beginning of period	34,161	31,534

Cash and cash equivalents, end of period	$41,106	$10,937

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
2. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands, except per share data)
Net income (loss)	$(11,731)	$2,701	$(9,839)	$4,194

Weighted average common basic shares	47,618	47,588	47,617	47,566
Effect of dilutive securities — options	—	2,106	—	2,106

Weighted average common dilutive shares	47,618	49,694	47,617	49,672

Basic net income (loss) per share	$(0.25)	$0.06	$(0.21)	$0.09

Diluted net income (loss) per share	$(0.25)	$0.05	$(0.21)	$0.08

     Options to purchase approximately 1,315,000 and 1,693,000 shares of common stock for the three and six months ended December 31, 2007, respectively, were outstanding, but were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.
3. Stock-Based Compensation
     During the six months ended December 31, 2007, the Company issued options to purchase 30,000 shares of common stock to employees under its 2002 Long Term Incentive Plan (the “Plan”). The options were issued at a weighted average exercise price of $10.08 per share. The options expire over ten years and vest equally in annual installments over five years. Compensation expense related to these options was $161,000, which will be amortized through July 2012. None of these options were exercisable at December 31, 2007. There were no options exercised during the six months ended December 31, 2007; however, options to purchase 80,000 shares of common stock were forfeited in July 2007. Shares remaining available for issuance under the Plan were 3,382,322 at December 31, 2007.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
4. Income Taxes
     After considering the recent declines in premiums written, premiums earned and policies in force, the Company assessed the realization of its net operating loss (“NOL”) carryforwards, which comprises the majority of its deferred tax asset. The Company concluded that it was appropriate to increase its valuation allowance for the deferred tax asset related to the NOL carryforwards that expire in fiscal years 2008 and 2009 by $11.6 million, or $0.24 per share on a basic and diluted basis, at December 31, 2007. As in its prior assessments, the Company considered its historical and expected taxable income to determine the sufficiency of its valuation allowance. Management remains optimistic about the Company’s future outlook and expects to generate taxable income sufficient to realize its remaining net deferred tax asset. However, the Company’s evaluation includes multiple assumptions and estimates that may change over time. If future taxable income is less than current projections, an additional valuation allowance may become necessary that could have a materially adverse impact on our results of operations and financial position. At December 31, 2007, the total gross deferred tax asset was $55.5 million, and the valuation allowance was $37.7 million.
5. Goodwill and Identifiable Intangible Assets
     After considering the recent declines in premiums written, premiums earned and policies in force, the Company conducted an interim impairment test in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In the event that facts and circumstances indicate that goodwill and other identifiable intangible assets may be impaired, SFAS 142 requires an evaluation of the recoverability of such assets. The estimated future discounted cash flows associated with these assets are compared with their carrying amounts to determine if a write-down to market value or discounted cash flow value is necessary. The Company evaluated the recent trends in its historical results and expected future discounted cash flows and concluded that goodwill and other identifiable intangible assets are fully realizable as of December 31, 2007. However, the Company’s evaluation includes multiple assumptions, including estimated discounted cash flows, and estimates that may change over time. If future discounted cash flows become less than those projected by the Company, an impairment charge may become necessary that could have a materially adverse impact on our results of operations and financial position.
6. Notes Payable
     At December 31, 2007, the Company was not in compliance with financial covenants in its credit agreement regarding a minimum fixed charge coverage ratio and a minimum net income requirement. In January 2008, the Company made a principal prepayment of $5.0 million, which reduced the unpaid balance under the credit agreement to $4.8 million. The Company obtained waivers of its non-compliance under the credit agreement from its lenders as of December 31, 2007 and entered into an amendment to the credit agreement, dated February 6, 2008, that contains less restrictive financial covenants for future periods.
7. Severance
     On December 31, 2007, the Company entered into a separation agreement with an executive officer who resigned from the Company. Under terms of the agreement, the officer will receive severance and related benefits for the period from December 31, 2007 through December 31, 2009, as well as accelerated vesting of all outstanding stock options held by the former officer as of December 31, 2007. Accordingly, the Company incurred a charge of approximately $0.8 million, comprised of $0.7 million in accrued severance and benefits and a $0.1 million non-cash charge related to vesting of remaining unvested stock options. The severance and benefit accrual is classified within other liabilities on the Company’s consolidated balance sheet. The severance and benefits charge is included in insurance operating expenses and the non-cash charge related to the vesting of remaining unvested stock options is included within stock-based compensation expense in the consolidated statements of operations. The insurance operations segment includes the accrued severance and benefits charge, and the real estate and corporate segment includes the accelerated vesting charge (see Note 8).

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Segment Information
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
     The following table presents selected financial data by business segment:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Insurance	$82,299	$84,253	$169,389	$163,267
Real estate and corporate	42	68	110	156

Consolidated total	$82,341	$84,321	$169,499	$163,423

Income (loss) before income taxes:
Insurance	$2,390	$5,459	$7,451	$9,331
Real estate and corporate	(2,357)	(1,218)	(4,455)	(2,754)

Consolidated total	$33	$4,241	$2,996	$6,577

	December 31,	June 30,
	2007	2007
	(in thousands)
Total assets:
Insurance	$452,929	$460,356
Real estate and corporate	17,522	38,536

Consolidated total	$470,451	$498,892

9. Recent Accounting Pronouncements
     Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as providing guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. As a result, we recognized no additional liability or reduction in deferred tax asset for unrecognized tax benefits. Accordingly, the Company had no FIN 48 tax liabilities at the time of adoption or as of December 31, 2007. Any interest and penalties incurred in connection with income taxes are recorded as a component of tax expense. The Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for taxable years prior to June 30, 2003.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Recent Accounting Pronouncements (continued)
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
     In February 2007, the FASB issued Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which includes an amendment to FASB No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This statement applies to all entities and most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption). The Company has not evaluated the requirements of SFAS 159 and has not yet determined if SFAS 159 will have a material impact on future consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The following discussion should be read in conjunction with our consolidated financial statements included with this report and our consolidated financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended June 30, 2007 included in our Annual Report on Form 10-K.
General
     As of December 31, 2007, we leased and operated 440 retail locations (or “stores”), staffed by employee-agents. Our employee-agents exclusively sell insurance products either underwritten or serviced by us. As of December 31, 2007, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business - General” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 for additional information with respect to our business.
     The following table shows the change in the number of our retail locations for the periods presented. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Retail locations – beginning of period	458	466	462	460
Opened	1	4	2	13
Closed	(19)	(3)	(24)	(6)

Retail locations – end of period	440	467	440	467

     The following tables show the number of our retail locations by state.

	December 31,		September 30,		June 30,
	2007	2006	2007	2006	2007	2006
Alabama	25	25	25	25	25	25
Florida	40	41	41	40	41	39
Georgia	61	63	62	63	62	63
Illinois	80	85	81	85	81	86
Indiana	22	26	23	26	24	26
Mississippi	8	8	8	8	8	8
Missouri	16	15	16	17	15	18
Ohio	29	30	30	30	30	30
Pennsylvania	19	26	24	25	25	25
South Carolina	28	26	28	26	28	21
Tennessee	20	20	20	21	20	20
Texas	92	102	100	100	103	99

Total	440	467	458	466	462	460

Consolidated Results of Operations
Overview
     Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of foreclosed real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses. Our insurance operations generate revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through three insurance company subsidiaries, First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:
•	premiums earned, including policy and renewal fees, from sales of policies written and assumed by our insurance company subsidiaries;

•	fee income, including installment billing fees on policies written as well as fees for other ancillary services (principally motor club and bond card products); and

•	investment income earned on the invested assets of the insurance company subsidiaries.
     The following table presents premiums earned by state.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(in thousands)
Premiums earned:
Georgia	$15,135	$17,581	$31,238	$34,771
Florida	10,820	13,612	23,181	25,841
Texas	8,217	7,780	16,743	14,897
Illinois	7,931	7,638	16,100	14,275
Alabama	7,034	7,282	14,538	14,571
South Carolina	5,650	3,019	11,290	4,841
Tennessee	5,168	5,837	10,690	11,784
Ohio	3,814	3,981	7,814	7,843
Pennsylvania	2,360	1,571	4,661	2,757
Indiana	1,806	1,991	3,774	3,928
Missouri	1,382	1,457	2,852	2,887
Mississippi	1,167	1,162	2,406	2,393

Total premiums earned	$70,484	$72,911	$145,287	$140,788

     The following table presents the change in the total number of policies in force for the insurance operations for the periods presented. Policies in force increase as a result of new policies issued and decrease as a result of policies that cancel or expire and are not renewed.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Policies in force – beginning of period	212,511	217,308	226,974	200,401
Net increase (decrease) during period	(9,503)	252	(23,966)	17,159

Policies in force – end of period	203,008	217,560	203,008	217,560

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
     Expense Ratio — Expense ratio is the ratio (expressed as a percentage) of operating expenses to premiums earned. This is a measurement that illustrates relative management efficiency in administering our operations. We calculate this ratio as a percentage of premiums earned. Insurance operating expenses are reduced by fee income from insureds and, for the period from January 1, 2006 through December 31, 2006, a transaction service fee we received for servicing the run-off business previously written by the Chicago agencies whose business we acquired in January 2006 (“Chicago acquisition”).
     Combined Ratio — Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, an insurance company cannot be profitable without sufficient investment income. The following table presents the combined ratios for the insurance operations for the periods presented.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Loss and loss adjustment expense	77.1%	75.3%	77.1%	76.2%
Expense	23.0%	19.4%	21.3%	19.3%

Combined	100.1%	94.7%	98.4%	95.5%

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
Three and Six Months Ended December 31, 2007 Compared with the Three and Six Months Ended December 31, 2006
     Consolidated Results
     Revenues for the three months ended December 31, 2007 decreased 2% to $82.3 million from $84.3 million in the same period last year. Net loss for the three months ended December 31, 2007 was $11.7 million, compared with net income of $2.7 million for the three months ended December 31, 2006. Both basic and diluted net loss per share were $(0.25) for the three months ended December 31, 2007, compared with basic and diluted net income per share of $0.06 and $0.05, respectively, for the three months ended December 31, 2006.
     Revenues for the six months ended December 31, 2007 increased 4% to $169.5 million from $163.4 million in the same period last year. Net loss for the six months ended December 31, 2007 was $9.8 million, compared with net income of $4.2 million for the six months ended December 31, 2006. Both basic and diluted net loss per share were $(0.21) for the six months ended December 31, 2007, compared with basic and diluted net income per share of $0.09 and $0.08, respectively, for the six months ended December 31, 2006.
     Insurance Operations
     Revenues from insurance operations were $82.3 million for the three months ended December 31, 2007, compared with $84.3 million for the three months ended December 31, 2006. For the six months ended December 31, 2007, revenues from insurance operations were $169.4 million, compared with $163.3 million for the six months ended December 31, 2006.
     Income before income taxes from insurance operations for the three months ended December 31, 2007 was $2.4 million, compared with $5.5 million for the three months ended December 31, 2006. Income before income taxes for the six months ended December 31, 2007 was $7.5 million, compared with $9.3 million for the six months ended December 31, 2006.
     Premiums Earned
     Premiums earned decreased by $2.4 million, or 3%, to $70.5 million for the three months ended December 31, 2007 from $72.9 million for the three months ended December 31, 2006. The decrease in premiums earned resulted primarily from (1) the closure of 36 underperforming stores during the twelve months ended December 31, 2007, (2) continued soft economic conditions in our markets coupled with a competitive pricing environment, and (3) a decrease in our average premium per policy in Florida as a result of the October 1, 2007 through December 31, 2007 temporary expiration of Florida’s Motor Vehicle No-Fault Law (Personal Injury Protection, or PIP) coverage.

These declines were partially offset by premium growth in our South Carolina, Pennsylvania, Texas and Illinois markets. The total number of insured policies in force at December 31, 2007 decreased 7% over the same date in 2006 from 217,560 to 203,008, primarily due to the factors noted above. At December 31, 2007, we operated 440 stores, compared with 467 stores at December 31, 2006.
     For the six months ended December 31, 2007, premiums earned increased by $4.5 million, or 3%, to $145.3 million from $140.8 million for the six months ended December 31, 2006. This increase was the result of premium growth in our South Carolina, Pennsylvania, Illinois and Texas markets.
     Fee Income
     Fee income decreased 1% to $9.0 million for the three months ended December 31, 2007 from $9.1 million for the three months ended December 31, 2006. The decrease in fee income was a result of the decrease in policies in force partially offset by an increased billing fee and a new ancillary hospital indemnity product in our Florida market.
     For the six months ended December 31, 2007, fee income increased 3% to $18.3 million from $17.8 million for the six months ended December 31, 2006. This increase was the result of the premium growth for the six months ended December 31, 2007 noted above.
     Investment Income
     Investment income increased during the three and six months ended December 31, 2007 as a result of the increase in invested assets. Invested assets increased during the three and six months ended December 31, 2007 as a result of cash provided by operating activities and the proceeds received from the sale of debentures in June 2007. At December 31, 2007 and 2006, the tax-equivalent book yields for our fixed maturities portfolio were 5.2% and 5.1%, respectively, with effective durations of 3.46 years and 3.47 years, respectively. The yields for the comparable Lehman Brothers indices were 4.6% and 5.0% at December 31, 2007 and 2006, respectively.
     Other
     Other revenues for the three and six months ended December 31, 2006 are primarily comprised of $0.3 million and $0.9 million in transaction service fees earned in connection with the Chicago acquisition for servicing the run-off business previously written by the Chicago agencies whose assets we acquired in January 2006. We received the transaction service fee from the effective date of the acquisition in January 2006 through December 31, 2006.
     Losses and Loss Adjustment Expenses
     The loss and loss adjustment expense ratio was 77.1% for the three months ended December 31, 2007 and 75.3% for the three months ended December 31, 2006. The loss and loss adjustment expense ratio was 77.1% for the six months ended December 31, 2007 and 76.2% for the six months ended December 31, 2006. These increases are primarily the result of increased severity attributable to Bodily Injury and Property Damage losses in several states.
     For the three and six months ended December 31, 2007, we did not experience any significant adverse development for prior accident periods. We had previously reported that the three months ended September 30, 2006 included approximately $3.7 million (5.5% of the ratio) of adverse development related primarily to the estimation of the severity of losses in Florida and Texas, where we had significant growth during 2006, and Georgia, where we reduced our physical damage premium rates effective January 2006.
     New rates were approved October 1, 2007 for Bodily Injury, Medical Payments, and Uninsured Motorists Coverage in Florida in conjunction with the change in coverage resulting from the expiration of PIP. Effective January 1, 2008, the State of Florida reinstated PIP, which coincided with new higher rates for most of our coverages.

     Operating Expenses
     Insurance operating expenses increased 7% to $25.2 million for the three months ended December 31, 2007 from $23.5 million for the three months ended December 31, 2006. This increase was primarily a result of the costs associated with the closure of underperforming stores, an increased investment in our product, actuarial and finance functions, and severance and related benefits charges of $0.7 million incurred in connection with the separation of an executive officer. For the six months ended December 31, 2007, operating expenses increased 7% to $49.2 million from $45.8 million for the six months ended December 31, 2006. This increase was primarily related to the factors discussed above and an increase in expenses (such as variable compensation costs and premium taxes) that vary along with the increase in premiums earned.
     The expense ratio increased from 19.4% for the three months ended December 31, 2006 to 23.0% for the same period in the current fiscal year. The expense ratio increased from 19.3% for the six months ended December 31, 2006 to 21.3% for the same period in the current fiscal year. These increases were primarily due to the factors discussed above and the positive impact on the prior fiscal year expense ratios of the transaction service fee of $0.3 million, or 0.4%, and $0.9 million, or 0.6%, respectively, earned through December 31, 2006 in connection with the Chicago acquisition.
     Overall, the combined ratio increased to 100.1% for the three months ended December 31, 2007 from 94.7% for the three months ended December 31, 2006. For the six months ended December 31, 2007, the combined ratio increased to 98.4% from 95.5% for the six months ended December 31, 2006. These increases were primarily the result of the increased expense ratio.
     Real Estate and Corporate
     Loss before income taxes for the three months ended December 31, 2007 was $2.4 million, compared with a loss of $1.2 million for the three months ended December 31, 2006. For the six months ended December 31, 2007, loss before income taxes was $4.5 million, compared with a loss of $2.8 million for the six months ended December 31, 2006.
     During the three and six months ended December 31, 2007, we incurred $0.2 million and $0.6 million, respectively, of interest expense in connection with borrowings related to the Chicago acquisition compared with $0.4 million and $0.8 million for the three and six months ended December 31, 2006, respectively. In addition, we incurred $1.0 million and $2.0 million of interest expense during the three and six months ended December 31, 2007 related to the debentures issued in June 2007. The three and six months ended December 31, 2006 included gains on sales of foreclosed real estate held for sale of $0.8 million. There were no gains on sales of foreclosed real estate held for sale during the three and six months ended December 31, 2007. The three and six months ended December 31, 2007 also includes a non-cash severance charge of $0.1 million related to the vesting of unvested stock options resulting from the separation of an executive officer.
     Provision for Income Taxes
     The provision for income taxes for the three and six months ended December 31, 2007 includes an increase in the valuation allowance for the deferred tax asset of $11.6 million, $0.24 per share on a diluted basis. After considering the recent declines in premiums written, premiums earned and policies in force, we assessed the realization of our net operating loss (“NOL”) carryforwards, which comprises the majority of our deferred tax asset. We concluded that it was appropriate to increase our valuation allowance for the deferred tax asset related to the NOL carryforwards that expire in fiscal years 2008 and 2009. As in our prior assessments, we considered our historical and expected taxable income to determine the sufficiency of our valuation allowance. We remain optimistic about the Company’s future outlook and expect to generate taxable income sufficient to realize our remaining net deferred tax asset. However, our evaluation includes multiple assumptions and estimates that may change over time. If future taxable income is less than current projections, an additional valuation allowance may become necessary that could have a materially adverse impact on our results of operations and financial position. At December 31, 2007, the total gross deferred tax asset was $55.5 million, and the valuation allowance was $37.7 million.

Liquidity and Capital Resources
     Our primary sources of funds are premiums, fee income and investment income. Our primary uses of funds are the payment of claims and operating expenses. Operating activities for the six months ended December 31, 2007 provided $6.5 million of cash, compared with $20.9 million provided in the same period in fiscal 2007. The decrease in cash provided by operating activities was the result of an increase in paid loss and loss adjustment expenses and a decrease in cash collected on premiums written. Net cash provided by investing activities for the six months ended December 31, 2007 was $13.8 million, compared with net cash used in investing activities of $44.4 million in the same period in fiscal 2007. Both periods reflect net additions to our investment portfolio, while the six months ended December 31, 2007 includes the settlement of a $20.0 million receivable for securities in July 2007. Financing activities for the six months ended December 31, 2007 included the repayment of $5.0 million related to our revolving credit facility and the required principal prepayment of $6.0 million on our term loan facility made in accordance with the amendment to the credit agreement in September 2007. The six months ended December 31, 2007 and 2006 included scheduled quarterly principal payments on our term loan facility of $2.3 million and $2.8 million, respectively.
     In October 2007, the holding company received a $6.5 million ordinary dividend from the insurance company subsidiaries. We used $6.0 million of these funds to make the required principal prepayment noted above. In addition, in December 2007, the holding company received a $5.5 million ordinary dividend from the insurance company subsidiaries. We used these funds in January 2008 to make an additional principal prepayment of $5.0 million. Future debt payments will be serviced by the unrestricted cash from the sources described below. At December 31, 2007, we had $6.7 million available in unrestricted cash outside of the insurance company subsidiaries, $5.0 million of which was used in January 2008 to make the above mentioned principal prepayment on our term loan facility.
     We are part of an insurance holding company system with substantially all of our operations conducted by our insurance company subsidiaries. Accordingly, the holding company’s primary source of cash is from dividends from our insurance company subsidiaries and from our non-insurance company subsidiaries that sell ancillary products to our insureds. The holding company will receive cash from operating activities as a result of investment income and the ultimate liquidation of our foreclosed real estate held for sale. However, in accordance with the terms of our credit agreement, any proceeds from the sale of our foreclosed real estate must be applied against our outstanding term loan. In addition, as a result of our tax net operating loss carryforwards, taxable income generated by the insurance company subsidiaries through June 30, 2009 will provide cash to the holding company through an intercompany tax allocation agreement through which the insurance company subsidiaries reimburse the holding company for current tax benefits utilized through recognition of the net operating loss carryforwards. Cash could also be made available through loans from financial institutions (although currently restricted under our credit agreement) and the issuance of securities.
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
     Based on our December 31, 2007 statutory capital and surplus and our currently anticipated operating results in calendar 2008, we expect that our ordinary dividend capacity for calendar 2008 will be approximately $11.0 million. Such amount will be limited to the amount of earned surplus, which at December 31, 2007 was approximately $3.0 million. Timing of dividend payments during calendar 2008 will be affected by the amount of dividend payments made in the preceding twelve-month period. Therefore, based upon our currently anticipated operating results in calendar 2008, we expect that we will have sufficient capital surplus in our insurance company subsidiaries to permit us to pay an ordinary dividend of $6.5 million in October 2008 and an additional $4.5 million in December 2008.

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
Credit Facility
     At December 31, 2007, we were not in compliance with financial covenants in our credit agreement regarding a minimum fixed charge coverage ratio and a minimum net income requirement. In January 2008, we made a principal prepayment of $5.0 million, which reduced the unpaid balance under the credit agreement to $4.8 million. We obtained waivers of our non-compliance under the credit agreement from our lenders as of December 31, 2007 and entered into an amendment to the credit agreement, dated February 6, 2008, that contains less restrictive financial covenants for future periods.
Critical Accounting Policies
     There have been no significant changes, other than those discussed below, to our critical accounting policies and estimates during the six months ended December 31, 2007 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
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
     After considering the recent declines in premiums written, premiums earned and policies in force, we assessed the realization of our net operating loss (“NOL”) carryforwards, which comprises the majority of our deferred tax asset. We concluded that it was appropriate to increase our valuation allowance for the deferred tax asset related to the NOL carryforwards that expire in fiscal years 2008 and 2009 by $11.6 million at December 31, 2007. As in our prior assessments, we considered our historical and expected taxable income to determine the sufficiency of our valuation allowance. We remain optimistic about the Company’s future outlook and expect to generate taxable income sufficient to realize our remaining net deferred tax asset. However, our evaluation includes multiple assumptions and estimates that may change over time. If future taxable income is less than current projections, an additional valuation allowance may become necessary that could have a materially adverse impact on our results of operations and financial position. At December 31, 2007, the total gross deferred tax asset was $55.5 million, and the valuation allowance was $37.7 million.
     Goodwill and identifiable intangible assets. After considering the recent declines in premiums written, premiums earned and policies in force, we conducted an interim impairment test in accordance with the provisions of SFAS No. 142. In the event that facts and circumstances indicate that goodwill and other identifiable intangible assets may be impaired, SFAS No. 142 requires an evaluation of the recoverability of such assets. The estimated future discounted cash flows associated with these assets are compared with their carrying amounts to determine if a write-down to market value or discounted cash flow value is necessary. We evaluated the recent trends in our historical results and expected future discounted cash flows and concluded that goodwill and other identifiable intangible assets are fully realizable as of December 31, 2007. However, our evaluation includes multiple assumptions, including estimated discounted cash flows, and estimates that may change over time. If future discounted cash flows become less than those projected, an impairment charge may become necessary that could have a materially adverse impact on our results of operations and financial position.

Off-Balance Sheet Arrangements
     There have been no new off-balance sheet arrangements since June 30, 2007. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have an exposure to interest rate risk relating to fixed maturity investments. Changes in market interest rates directly impact the market value of the fixed maturity securities. Some fixed income securities have call or prepayment options. This subjects us to reinvestment risk as issuers may call their securities, which could result in us reinvesting the proceeds at lower interest rates. We manage exposure to interest rate risks by adhering to specific guidelines in connection with our investment portfolio. We invest primarily in municipal and corporate bonds and collateralized mortgage obligations that have been rated “A” or better by Standard & Poors. At December 31, 2007, 86.1% of our investment portfolio was invested in securities rated “AA” or better by Standard & Poors and 97.3% in securities rated “A” or better by Standard & Poors. At December 31, 2007, our exposure with regard to sub-prime mortgage securities was limited to $2.0 million in fixed maturities that were all rated “A” or better by Standard & Poors. We have not recognized any other-than-temporary losses on our investment portfolio. We utilize the services of a professional fixed income investment manager.
     As of December 31, 2007, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities portfolio would have resulted in an estimated decrease in fair value of 4.0%, or approximately $7.5 million. As of the same date, the impact of an immediate 100 basis point decrease in market interest rates on our portfolio would have resulted in an estimated increase in fair value of 3.7%, or approximately $6.9 million.

     In connection with the Chicago acquisition, we entered into a new $30.0 million credit facility that included a $25.0 million term loan facility and a $5.0 million revolving facility. The credit facility was amended in September 2007 to, among other things, reduce the availability under the revolving facility to $2.0 million. Although we have fixed the interest rate of the term loan facility through an interest rate swap agreement, we have interest rate risk with respect to any borrowings under the revolving facility, which bears interest at a floating rate of LIBOR plus 250 basis points. At December 31, 2007, there were no outstanding borrowings under the revolving facility.
     On June 15, 2007, our newly formed wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points).
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of December 31, 2007. Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     During the period covered by this report, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     At the Company’s Annual Meeting of Stockholders held on November 7, 2007 (the “Annual Meeting”), the following persons were elected to the Company’s Board of Directors for a one-year term:

	Votes For	Votes Withheld
Rhodes R. Bobbitt	38,346,551	190,000
Harvey B. Cash	36,590,160	1,946,391
Donald J. Edwards	36,592,921	1,943,630
Gerald J. Ford	38,194,003	342,548
Stephen J. Harrison	38,255,444	281,107
Thomas M. Harrison, Jr.	38,197,344	339,207
Tom C. Nichols	38,344,530	192,021
Lyndon L. Olson, Jr.	38,349,112	187,439
William A. Shipp, Jr.	38,342,041	194,510
     The following proposals were also considered and approved at the Annual Meeting by the vote set forth below:

			Votes Withheld
			and Broker
	Votes For	Votes Against	Non-Votes
Approval of an increase in the number of shares authorized for issuance pursuant to the First Acceptance Corporation Employee Stock Purchase Plan	32,942,765	164,352	5,429,434

Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2008	38,473,465	47,544	15,542
Item 6. Exhibits
The following exhibits are attached to this report:

10.1	First Amendment to First Acceptance Corporation Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION

February 8, 2008	By:	/s/ Kevin P. Cohn
Kevin P. Cohn
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)