Form 10-Q
period 2008-03-31
FIRST ACCEPTANCE CORP /DE/
filed 2008-05-12
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Large accelerated filer ☐                 Accelerated filer ☑                           Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of May 12, 2008, there were 48,039,526 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

i

PART I — FINANCIAL INFORMATION
     Item 1. Financial Statements
FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	June 30,
	2008	2007
	(Unaudited)
ASSETS

Fixed maturities, available-for-sale at fair value (amortized cost of $187,452 and $179,328, respectively)	$190,320	$176,555
Cash and cash equivalents	39,473	34,161
Premiums and fees receivable, net of allowance of $581 and $606	74,268	71,771
Receivable for securities	—	19,973
Deferred tax asset	17,000	30,936
Other assets	10,921	11,722
Property and equipment, net	4,612	4,116
Deferred acquisition costs	5,114	5,166
Goodwill	138,082	138,082
Identifiable intangible assets	6,373	6,410

TOTAL ASSETS	$486,163	$498,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$98,343	$91,446
Unearned premiums and fees	88,937	88,831
Notes payable and capitalized lease obligations	4,614	23,490
Debentures payable	41,240	41,240
Payable for securities	1,490	999
Other liabilities	15,626	13,402

Total liabilities	250,250	259,408

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 48,040 and 47,615 shares issued and outstanding, respectively	480	476
Additional paid-in capital	462,033	460,968
Accumulated other comprehensive income (loss)	1,789	(2,652)
Accumulated deficit	(228,389)	(219,308)

Total stockholders’ equity	235,913	239,484

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$486,163	$498,892

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues:
Premiums earned	$72,209	$79,842	$217,496	$220,630
Fee income	9,311	9,852	27,596	27,675
Investment income	2,687	2,292	8,573	6,336
Other	(222)	(3)	(181)	765

	83,985	91,983	253,484	255,406

Costs and expenses:
Losses and loss adjustment expenses	55,319	60,202	167,336	167,508
Insurance operating expenses	24,936	25,244	74,102	71,082
Other operating expenses	487	560	1,751	2,186
Stock-based compensation	310	295	988	752
Depreciation and amortization	454	404	1,202	1,192
Interest expense	1,192	445	3,822	1,275

	82,698	87,150	249,201	243,995

Income before income taxes	1,287	4,833	4,283	11,411
Provision for income taxes	529	1,767	13,364	4,150

Net income (loss)	$758	$3,066	$(9,081)	$7,261

Net income (loss) per share:
Basic	$0.02	$0.06	$(0.19)	$0.15

Diluted	$0.02	$0.06	$(0.19)	$0.15

Number of shares used to calculate net income (loss) per share:
Basic	47,640	47,603	47,624	47,578

Diluted	48,831	49,691	47,624	49,666

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$758	$3,066	$(9,081)	$7,261
Unrealized change in investments	1,251	568	5,641	3,628
Other	5	—	(245)	—

	2,014	3,634	(3,685)	10,889
Applicable provision for income taxes	434	—	955	—

Comprehensive income (loss)	$1,580	$3,634	$(4,640)	$10,889

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(9,081)	$7,261
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,202	1,192
Stock-based compensation	988	752
Deferred income taxes	12,982	3,574
Other	245	259
Change in:
Premiums and fees receivable	(2,497)	(19,602)
Deferred acquisition costs	52	(722)
Loss and loss adjustment expense reserves	6,897	14,197
Unearned premiums and fees	106	24,334
Other	3,006	3,494

Net cash provided by operating activities	13,900	34,739

Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(33,126)	(79,849)
Maturities and paydowns of fixed maturities, available-for-sale	11,330	5,119
Sales of fixed maturities, available-for-sale	13,458	43,932
Net change in receivable/payable for securities	20,464	(4,940)
Capital expenditures	(1,693)	(1,305)
Other	(226)	(1,184)

Net cash provided by (used in) investing activities	10,207	(38,227)

Cash flows from financing activities:
Proceeds from borrowings	—	5,000
Payments on borrowings	(18,876)	(4,252)
Net proceeds from issuance of common stock	81	728

Net cash provided by (used in) financing activities	(18,795)	1,476

Net increase (decrease) in cash and cash equivalents	5,312	(2,012)
Cash and cash equivalents, beginning of period	34,161	31,534

Cash and cash equivalents, end of period	$39,473	$29,522

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
2. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
		(in thousands, except per share data)
Net income (loss)	$758	$3,066	$(9,081)	$7,261

Weighted average common basic shares	47,640	47,603	47,624	47,578
Effect of dilutive securities	1,191	2,088	—	2,088

Weighted average common dilutive shares	48,831	49,691	47,624	49,666

Basic net income (loss) per share	$0.02	$0.06	$(0.19)	$0.15

Diluted net income (loss) per share	$0.02	$0.06	$(0.19)	$0.15

     For the nine months ended March 31, 2008, options to purchase approximately 5.6 million shares of common stock, a dilutive effect of approximately 1.6 million shares, and 0.4 million shares of restricted common stock were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.
3. Stock-Based Compensation
     During the nine months ended March 31, 2008, the Company issued options to purchase 935,000 shares of common stock to employees under its 2002 Long Term Incentive Plan, as amended (the “Plan”). In July 2007, the Company issued options to purchase 30,000 shares at an exercise price of $10.08 per share, and in March 2008 the Company issued options to purchase 905,000 shares at an exercise price of $3.04 per share. The options expire at the end of ten years and vest equally in annual installments with options to purchase 610,000 shares vesting over five years and options to purchase 325,000 shares vesting over four years. Compensation expense related to these options was $1.8 million, of which $0.1 million will be amortized through June 2008 and the remaining $1.7 million will be amortized through March 2013. None of these options were exercisable at March 31, 2008. There were no options exercised during the nine months ended March 31, 2008; however, options to purchase 80,000 shares of common stock were forfeited in July 2007.
     In March 2008, the Company issued 400,000 shares of restricted common stock (“Restricted Stock Award”) to an executive officer pursuant to the Plan and a Restricted Stock Award Agreement. Pursuant to the Restricted Stock Award Agreement, 160,000 shares will vest on July 1, 2009 and 80,000 shares will vest on each subsequent October 1st through October 1, 2011. Compensation expense related to the issuance of this Restricted Stock Award was $1.2 million, of which $0.2 million will be amortized through June 2008 and the remaining $1.0 million will be amortized through September 2011.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Stock-Based Compensation (continued)
     At March 31, 2008 there were 6.4 million outstanding share issuances under the Plan and 2.1 million shares remaining available for issuance.
4. Income Taxes
     After considering the recent declines in premiums written, premiums earned and policies in force, the Company assessed the realization of its net operating loss (“NOL”) carryforwards, which comprises the majority of its deferred tax asset. The Company concluded at December 31, 2007 that it was appropriate to increase its valuation allowance for the deferred tax asset related to the NOL carryforwards that expire in fiscal years 2008 and 2009 by $11.6 million, or $0.24 per share on a basic and diluted basis. As in its prior assessments, the Company considered its historical and expected taxable income to determine the sufficiency of its valuation allowance. Management remains optimistic about the Company’s future outlook and expects to generate taxable income sufficient to realize its remaining net deferred tax asset. However, the Company’s evaluation includes multiple assumptions and estimates that may change over time. If future taxable income is less than current projections, an additional valuation allowance may become necessary that could have a materially adverse impact on our results of operations and financial position. The Company’s updated evaluation at March 31, 2008 resulted in no adjustment to the valuation allowance. At March 31, 2008, the total gross deferred tax asset was $54.7 million, and the valuation allowance was $37.7 million.
5. Goodwill and Identifiable Intangible Assets
     After considering the recent declines in premiums written, premiums earned and policies in force, the Company conducted an interim impairment test in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In the event that facts and circumstances indicate that goodwill and other identifiable intangible assets may be impaired, SFAS 142 requires an evaluation of the recoverability of such assets. The estimated future discounted cash flows associated with these assets are compared with their carrying amounts to determine if a write down to market value or discounted cash flow value is necessary. The Company evaluated the recent trends in its historical results and expected future discounted cash flows and concluded that goodwill and other identifiable intangible assets were fully realizable as of March 31, 2008. However, the Company’s evaluation includes multiple assumptions, including estimated discounted cash flows and estimates that may change over time. If future discounted cash flows become less than those projected by the Company, an impairment charge may become necessary that could have a materially adverse impact on our results of operations and financial position.
6. Notes Payable
     In January 2008, the Company made a principal prepayment of $5.0 million on its credit facility. The unpaid balance under the Company’s credit agreement as of March 31, 2008 was $4.3 million. The Company entered into an amendment to its credit agreement, dated February 6, 2008, that contains less restrictive financial covenants for future periods. At March 31, 2008, the Company was in compliance with its financial covenants.
7. Severance
     On December 31, 2007, the Company entered into a separation agreement with an executive officer who resigned from the Company. Under terms of the agreement, the officer will receive severance and related benefits for the period from December 31, 2007 through December 31, 2009, as well as accelerated vesting of all outstanding stock options held by the former officer as of December 31, 2007. Accordingly, the Company incurred a charge of approximately $0.8 million, comprised of $0.7 million in accrued severance and benefits and a $0.1 million non-cash charge related to the vesting of remaining unvested stock options. The remaining severance and benefit accrual of $0.6 million as of March 31, 2008 is classified within other liabilities on the Company’s consolidated balance sheet. The severance and benefits charge is included in insurance operating expenses and the non-cash charge related to the vesting of remaining unvested stock options is included within stock-based compensation expense in the consolidated statements of operations. The insurance operations segment includes the accrued severance and benefits charge, and the real estate and corporate segment includes the accelerated vesting charge (see Note 8).

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
     The following table presents selected financial data by business segment:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
		(in thousands)
Revenues:
Insurance	$83,953	$91,977	$253,341	$255,244
Real estate and corporate	32	6	143	162

Consolidated total	$83,985	$91,983	$253,484	$255,406

Income (loss) before income taxes:
Insurance	$3,241	$6,123	$10,692	$15,445
Real estate and corporate	(1,954)	(1,290)	(6,409)	(4,034)

Consolidated total	$1,287	$4,833	$4,283	$11,411

	March 31,	June 30,
	2008	2007
	(in thousands)
Total assets:
Insurance	$468,116	$463,502
Real estate and corporate	18,047	35,390

Consolidated total	$486,163	$498,892

9. Investments
     Included in other revenues during the three months ended March 31, 2008 is $0.3 million of charges related to the other-than-temporary impairment of certain non-agency mortgage-backed securities. Management’s assessment of whether an impairment is other-than-temporary includes an evaluation of factors such as the credit quality of the investment, the duration of the impairment, our ability and intent to hold the investment until recovery or maturity and overall economic conditions. If management determines that the value of any investment is other-than-temporarily impaired, the impairment would be charged against earnings and a new cost basis for the security would be established. Due to the deterioration in liquidity in the credit markets during the first calendar quarter of 2008, yields on certain non-agency mortgage-backed securities declined below projected book yield requiring the $0.3 million impairment of these securities under the guidance set forth in Emerging Issues Task Force Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.”

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
10. Litigation
     The Company is named as a defendant in various lawsuits, arising in the ordinary course of business, generally relating to its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves. The Company also faces lawsuits that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action and individual lawsuits that involve issues arising in the course of the Company’s business. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by SFAS No. 5, Accounting for Contingencies (“SFAS 5”). Pursuant to SFAS 5, reserves for a loss may only be recorded if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management considers each legal action using SFAS 5 and records reserves for losses as warranted by establishing a reserve within its consolidated balance sheet in loss and loss adjustment expense reserves for bad faith claims and in other liabilities for other lawsuits. Amounts incurred are recorded within the Company’s consolidated statement of operations in losses and loss adjustment expenses for bad faith claims and in insurance operating expenses for other lawsuits.
     Certain claims and legal actions have been brought against the Company for which no loss has been accrued, and for which an estimate of a possible range of loss cannot be made under SFAS 5. At March 31, 2008, the Company was a party to litigation in Alabama and Georgia in which allegations are made with respect to sales practices related to ancillary products currently or formerly sold by the Company in those states. Keisha Milbry Monday, et al. v. First Acceptance Corp., et al. was filed on February 13, 2007, in the Circuit Court of Bullock County, Alabama. Solomon and Catherine Warren, et al. v. First Acceptance Corp., et al. was filed on November 9, 2007, in the Circuit Court of Barbour County, Alabama. Margaret Franklin v. Vesta Insurance Corp., et al. was filed on July 14, 2006, as a putative class action in the Circuit Court of Bullock County, Alabama. Carrie Jackson v. Alabama Acceptance Insurance Agency, Inc. was filed on July 24, 2007, as a putative class action in the Circuit Court of Bullock County, Alabama. Annette Rush v. Village Auto Insurance Company, Inc. (now known as First Acceptance Insurance Company of Georgia, Inc.) was filed on October 26, 2005, as a putative class action in the Superior Court of Fulton County, Georgia. Each of the suits alleges that the Company implemented a program to convince its consumers who purchased automobile insurance policies to also purchase automobile club memberships, and seeks unspecified damages and attorneys fees. The court has not certified classes of plaintiffs in the two Alabama putative class actions. The Georgia Superior Court certified the class in the Georgia lawsuit in December 2006. The Georgia Court of Appeals affirmed the class certification decision and the Georgia Supreme Court denied our Petition for Certiorari in January 2008. The Company recently began class related discovery in these matters. The Company believes it has meritorious defenses in all of these actions and has vigorously defended against these claims. The Company has met with counsel for the plaintiffs to attempt to mediate these disputes and continues to pursue discussions to resolve all related litigation. An estimate of the ultimate outcome of these claims or lawsuits cannot be made at this time. Losses incurred as a result of these cases may have a material adverse impact on the Company’s results of operations and financial position.
11. Recent Accounting Pronouncements
     Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as providing guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The Company recognized no additional liability or reduction in deferred tax asset for unrecognized tax benefits and the Company had no FIN 48 tax liabilities at the time of

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
11. Recent Accounting Pronouncements (continued)
adoption or as of March 31, 2008. Any interest and penalties incurred in connection with income taxes are recorded as a component of tax expense. The Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for taxable years prior to June 30, 2003.
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for the fiscal year, including financial statements for an interim period within that fiscal year. Based on the current use of fair value measurements, the Company does not expect SFAS 157 to have a material impact on the results of operations or financial position of the Company.
     In February 2007, the FASB issued Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which includes an amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This statement applies to all entities and most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on the results of operations or financial position of the Company.
     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which includes an amendment to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Earlier adoption is encouraged. The Company has not evaluated the requirements of SFAS 161 and has not yet determined if SFAS 161 will have a material impact on its future consolidated financial statements.

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
General
     As of March 31, 2008, we leased and operated 432 retail locations (or “stores”), staffed by employee-agents. Our employee-agents exclusively sell insurance products either underwritten or serviced by us. As of March 31, 2008, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business - General” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 for additional information with respect to our business.
     The following table shows the change in the number of our retail locations for the periods presented. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Retail locations — beginning of period	440	467	462	460
Opened	—	5	2	18
Closed	(8)	(4)	(32)	(10)

Retail locations — end of period	432	468	432	468

     The following tables show the number of our retail locations by state.

	March 31,		December 31,		June 30,
	2008	2007	2007	2006	2007	2006
Alabama	25	25	25	25	25	25
Florida	40	42	40	41	41	39
Georgia	61	63	61	63	62	63
Illinois	80	82	80	85	81	86
Indiana	19	27	22	26	24	26
Mississippi	8	8	8	8	8	8
Missouri	15	15	16	15	15	18
Ohio	29	30	29	30	30	30
Pennsylvania	19	25	19	26	25	25
South Carolina	28	28	28	26	28	21
Tennessee	20	20	20	20	20	20
Texas	88	103	92	102	103	99

Total	432	468	440	467	462	460

Consolidated Results of Operations
Overview
     Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of foreclosed real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses. Our insurance operations generate revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through three insurance company subsidiaries, First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:
•	premiums earned, including policy and renewal fees, from sales of policies written and assumed by our insurance company subsidiaries;

•	fee income, including installment billing fees on policies written, agency fees and fees for other ancillary services (principally motor club and bond card products); and

•	investment income earned on the invested assets of the insurance company subsidiaries.
     The following table presents premiums earned by state.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
		(in thousands)
Premiums earned:
Georgia	$15,237	$18,087	$46,475	$52,863
Florida	10,762	14,993	33,943	40,833
Texas	8,781	8,658	25,524	23,555
Illinois	8,016	8,410	24,116	22,681
Alabama	7,209	7,845	21,747	22,417
South Carolina	6,195	4,520	17,485	9,361
Tennessee	5,179	6,082	15,869	17,865
Ohio	3,846	4,289	11,660	12,132
Pennsylvania	2,606	1,961	7,267	4,717
Indiana	1,736	2,110	5,510	6,040
Missouri	1,435	1,600	4,287	4,487
Mississippi	1,207	1,287	3,613	3,679

Total premiums earned	$72,209	$79,842	$217,496	$220,630

     The following table presents the change in the total number of policies in force for the insurance operations for the periods presented. Policies in force increase as a result of new policies issued and decrease as a result of policies that are canceled or expire and are not renewed.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Policies in force — beginning of period	203,008	217,560	226,974	200,401
Net increase (decrease) during period	12,849	29,474	(11,117)	46,633

Policies in force — end of period	215,857	247,034	215,857	247,034

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Loss and loss adjustment expense	76.6%	75.4%	76.9%	75.9%
Expense	21.6%	19.3%	21.4%	19.3%

Combined	98.2%	94.7%	98.3%	95.2%

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
Three and Nine Months Ended March 31, 2008 Compared with the Three and Nine Months Ended March 31, 2007
     Consolidated Results
     Revenues for the three months ended March 31, 2008 decreased 9% to $84.0 million from $92.0 million in the same period last year. Net income for the three months ended March 31, 2008 was $0.8 million, compared with net income of $3.1 million for the three months ended March 31, 2007. Basic and diluted net income per share was $0.02 for the three months ended March 31, 2008, compared with basic and diluted net income per share of $0.06 for the three months ended March 31, 2007.
     Revenues for the nine months ended March 31, 2008 decreased 1% to $253.5 million from $255.4 million in the same period last year. Net loss for the nine months ended March 31, 2008 was $9.1 million, compared with net income of $7.3 million for the nine months ended March 31, 2007. Basic and diluted net loss per share was $(0.19) for the nine months ended March 31, 2008, compared with basic and diluted net income per share of $0.15 for the nine months ended March 31, 2007.
     Insurance Operations
     Revenues from insurance operations were $84.0 million for the three months ended March 31, 2008, compared with $92.0 million for the three months ended March 31, 2007. For the nine months ended March 31, 2008, revenues from insurance operations were $253.3 million, compared with $255.2 million for the nine months ended March 31, 2007.
     Income before income taxes from insurance operations for the three months ended March 31, 2008 was $3.2 million, compared with $6.1 million for the three months ended March 31, 2007. Income before income taxes for the nine months ended March 31, 2008 was $10.7 million, compared with $15.4 million for the nine months ended March 31, 2007.
     Premiums Earned
     Premiums earned decreased by $7.6 million, or 10%, to $72.2 million for the three months ended March 31, 2008 from $79.8 million for the three months ended March 31, 2007. The decrease in premiums earned was due to declines in new policies written during the quarter caused by (1) continued soft economic conditions in our markets coupled with a competitive pricing environment and (2) the closure of 44 underperforming stores since January 2007. These declines were partially offset by premium growth in our South Carolina, Pennsylvania and Texas markets. The total number of insured policies in force at March 31, 2008 decreased 13% over the same date in 2007 from 247,034 to 215,857, primarily due to the factors noted above. At March 31, 2008, we operated 432 stores, compared with 468 stores at March 31, 2007.
     For the nine months ended March 31, 2008, premiums earned decreased by $3.1 million, or 1%, to $217.5 million from $220.6 million for the nine months ended March 31, 2007. This decrease was also a result of the decrease in policies in force.
     Fee Income
     Fee income decreased 5% to $9.3 million for the three months ended March 31, 2008 from $9.9 million for the three months ended March 31, 2007. The decrease in fee income was a result of the decrease in policies in force partially offset by higher fee income in Illinois and Florida.
     For the nine months ended March 31, 2008, fee income decreased slightly to $27.6 million from $27.7 million for the nine months ended March 31, 2007. This decrease was the result of factors discussed above for the three months ended March 31, 2008.
     Investment Income
     Investment income increased during the three and nine months ended March 31, 2008 as a result of the increase in invested assets. Invested assets increased during the three and nine months ended March 31, 2008 as a result of cash provided by operating activities and the proceeds received from the sale of debentures in June 2007. At March 31, 2008 and 2007, the tax-equivalent book yields for our fixed maturities portfolio were 5.1% and 5.2%, respectively, with effective durations of 3.44 years for both periods. The yields for the comparable Lehman Brothers indices were 4.2% and 5.0% at March 31, 2008 and 2007, respectively.
     Other
     Included in other revenues during the three months ended March 31, 2008 is $0.3 million of charges related to the other-than-temporary impairment of certain non-agency mortgage-backed securities. Management’s assessment of whether an impairment is other-than-temporary includes an evaluation of factors such as the credit quality of the investment, the duration of the impairment, our ability and intent to hold the investment until recovery or maturity and overall economic conditions. If it is determined that the value of any investment is other-than-temporarily impaired, the impairment would be charged against earnings and a new cost basis for the security would be established. Due to the deterioration in liquidity in the credit markets during the first calendar quarter of 2008, yields on certain non-agency mortgage-backed securities declined below projected book yield requiring the $0.3 million impairment of these securities under the guidance set forth in Emerging Issues Task Force Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”).
     Other revenues for the nine months ended March 31, 2007 are primarily comprised of $0.9 million in transaction service fees earned for servicing the run-off business previously written by the Chicago agencies whose assets we acquired in January 2006. We received the transaction service fee from the effective date of the acquisition in January 2006 through December 31, 2006.
     Losses and Loss Adjustment Expenses
     The loss and loss adjustment expense ratio was 76.6% for the three months ended March 31, 2008 and 75.4% for the three months ended March 31, 2007. The loss and loss adjustment expense ratio was 76.9% for the nine months ended March 31, 2008 and 75.9% for the nine months ended March 31, 2007. The increase for the three months ended March 31, 2008 was primarily the result of increased frequency attributable to weather-related claims. The increase for the nine months ended March 31, 2008 was further impacted by increased severity attributable to bodily injury and property damage losses in several states.
     For the three and nine months ended March 31, 2008, we did not experience any significant adverse development for prior accident periods. We had previously reported that the three months ended September 30, 2006 included approximately $3.7 million (1.7% of the ratio for the nine months ended March 31, 2007) of adverse development related primarily to the estimation of the severity of losses in Florida and Texas, where we had significant growth during 2006, and Georgia, where we reduced our physical damage premium rates effective January 2006.
     Effective January 1, 2008, we increased our rates in Florida for bodily injury, medical payments, and uninsured motorists coverage in conjunction with the change in coverage resulting from the reinstatement of Personal Injury Protection (“PIP”) coverage. During the first quarter of 2008, we also increased rates in Illinois, Indiana and Texas.
     Operating Expenses
     Insurance operating expenses decreased 1% to $24.9 million for the three months ended March 31, 2008 from $25.2 million for the three months ended March 31, 2007. This decrease was primarily a result of the cost savings associated with the closure of underperforming stores offset by an increased investment in our product, actuarial and information technology functions. For the nine months ended March 31, 2008, operating expenses increased 4% to $74.1 million from $71.1 million for the nine months ended March 31, 2007. This increase was primarily related to the investments discussed above as well as non-recurring costs of $0.3 million associated with the closure of underperforming stores and severance and related benefits charges of $0.7 million incurred in connection with a separation agreement with an executive officer.
     The expense ratio increased from 19.3% for the three months ended March 31, 2007 to 21.6% for the same period in the current fiscal year. The expense ratio increased from 19.3% for the nine months ended March 31, 2007 to 21.4% for the same period in the current fiscal year. These increases were primarily due to the factors discussed above and the positive impact on the expense ratio during the nine months ended March 31, 2007 from the transaction service fee of $0.9 million, or 0.6%, earned through December 31, 2006 in connection with our Chicago acquisition.
     Overall, the combined ratio increased to 98.2% for the three months ended March 31, 2008 from 94.7% for the three months ended March 31, 2007. For the nine months ended March 31, 2008, the combined ratio increased to 98.3% from 95.2% for the nine months ended March 31, 2007.
     Real Estate and Corporate
     Loss before income taxes for the three months ended March 31, 2008 was $2.0 million, compared with a loss of $1.3 million for the three months ended March 31, 2007. For the nine months ended March 31, 2008, loss before income taxes was $6.4 million, compared with a loss of $4.0 million for the nine months ended March 31, 2007.
     During the three and nine months ended March 31, 2008, we incurred $0.1 million and $0.7 million, respectively, of interest expense in connection with borrowings related to the Chicago acquisition compared with $0.4 million and $1.3 million for the three and nine months ended March 31, 2007, respectively. In addition, we incurred $1.0 million and $3.0 million of interest expense during the three and nine months ended March 31, 2008 related to the debentures issued in June 2007. The nine months ended March 31, 2008 also includes a non-cash severance charge of $0.1 million related to the vesting of unvested stock options resulting from the separation of an executive officer.
     Provision for Income Taxes
     The provision for income taxes for the nine months ended March 31, 2008 includes an increase in the valuation allowance for the deferred tax asset of $11.6 million, or $0.24 per share on a diluted basis, at December 31, 2007. After considering the recent declines in premiums written, premiums earned and policies in force, we assessed the realization of our net operating loss (“NOL”) carryforwards, which comprises the majority of our deferred tax asset. We concluded at December 31, 2007 that it was appropriate to increase our valuation allowance for the deferred tax asset related to the NOL carryforwards that expire in fiscal years 2008 and 2009 by $11.6 million. As in our prior assessments, we considered our historical and expected taxable income to determine the sufficiency of our valuation allowance. We remain optimistic about the Company’s future outlook and expect to generate taxable income sufficient to realize our remaining net deferred tax asset. However, our evaluation includes multiple assumptions and estimates that may change over time. If future taxable income is less than current projections, an additional valuation allowance may become necessary that could have a materially adverse impact on our results of operations and financial position. Our updated evaluation at March 31, 2008 resulted in no adjustment to the valuation allowance. At March 31, 2008, the total gross deferred tax asset was $54.7 million, and the valuation allowance was $37.7 million.
Liquidity and Capital Resources
     Our primary sources of funds are premiums, fee income and investment income. Our primary uses of funds are the payment of claims and operating expenses. Operating activities for the nine months ended March 31, 2008 provided $13.9 million of cash, compared with $34.7 million provided in the same period in fiscal 2007. The decrease in cash provided by operating activities was the result of an increase in paid loss and loss adjustment expenses and a decrease in cash collected on premiums written. Net cash provided by investing activities for the nine months ended March 31, 2008 was $10.2 million, compared with net cash used in investing activities of $38.2 million in the same period in fiscal 2007. Both periods reflect net additions to our investment portfolio, while the nine months ended March 31, 2008 includes the settlement of a $20.0 million receivable for securities in July 2007. Financing activities for the nine months ended March 31, 2008 included the repayment of $5.0 million related to our revolving credit facility, the required principal prepayment of $6.0 million on our term loan facility made in accordance with the amendment to the credit agreement in September 2007, and the additional principal prepayment of $5.0 million on our term loan facility in January 2008. The nine months ended March 31, 2008 and 2007 included scheduled quarterly principal payments on our term loan facility of $2.7 million and $4.2 million, respectively.
     In October 2007, the holding company received a $6.5 million ordinary dividend from the insurance company subsidiaries. We used $6.0 million of these funds to make the required principal prepayment noted above. In addition, in December 2007, the holding company received a $5.5 million ordinary dividend from the insurance company subsidiaries. We used these funds in January 2008 to make the additional principal prepayment of $5.0 million noted above. Future debt payments will be serviced by the unrestricted cash from the sources described below. At March 31, 2008, we had $0.9 million available in unrestricted cash outside of the insurance company subsidiaries.
     We are part of an insurance holding company system with substantially all of our operations conducted by our insurance company subsidiaries. Accordingly, the holding company’s primary sources of cash are dividends from our insurance company subsidiaries and from our non-insurance company subsidiaries that sell ancillary products to our insureds. The holding company will also receive cash from operating activities as a result of investment income and the ultimate liquidation of our foreclosed real estate held for sale. However, in accordance with the terms of our credit agreement, any proceeds from the sale of our foreclosed real estate must be applied against our outstanding term loan. In addition, as a result of our NOL carryforwards, taxable income generated by the insurance company subsidiaries through June 30, 2009 will provide cash to the holding company through an intercompany tax allocation agreement through which the insurance company subsidiaries reimburse the holding company for current tax benefits utilized through recognition of the NOL carryforwards. Cash could also be made available through the issuance of securities and loans from financial institutions, although our current credit facility prohibits the incurrence of additional indebtedness.
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
     Based on our December 31, 2007 statutory capital and surplus, our ordinary dividend capacity for calendar 2008 is approximately $11 million. Such amount is limited however to the amount of earned surplus, which at March 31, 2008 was approximately $3 million. The timing of dividend payments during calendar 2008 is affected by the amount of dividend payments made in the preceding twelve-month period. Therefore, subject to the sufficiency of earned surplus, we are permitted to pay an ordinary dividend of $6.5 million in October 2008 and an additional $4.5 million in December 2008.

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
Credit Facility
     In January 2008, we made a principal prepayment of $5.0 million on our credit facility. The unpaid balance under our credit agreement as of March 31, 2008 was $4.3 million. We entered into an amendment to our credit agreement, dated February 6, 2008, that contains less restrictive financial covenants for future periods. At March 31, 2008, we were in compliance with our financial covenants.
Critical Accounting Policies
     There have been no significant changes, other than those discussed below, to our critical accounting policies and estimates during the nine months ended March 31, 2008 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
     Valuation of deferred tax asset. We maintain income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, whereby deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and operating loss and tax credit carryforwards and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Valuation of the deferred tax asset is considered a critical accounting policy because the determination of our ability to utilize the asset involves a number of management assumptions relating to future operations that could materially affect the determination of the ultimate value and, therefore, the carrying amount of our deferred tax asset.
     After considering the recent declines in premiums written, premiums earned and policies in force, we assessed the realization of our NOL carryforwards, which comprises the majority of our deferred tax asset. We concluded at December 31, 2007 that it was appropriate to increase our valuation allowance for the deferred tax asset related to the NOL carryforwards that expire in fiscal years 2008 and 2009 by $11.6 million. As in our prior assessments, we considered our historical and expected taxable income to determine the sufficiency of our valuation allowance. We remain optimistic about the Company’s future outlook and expect to generate taxable income sufficient to realize our remaining net deferred tax asset. However, our evaluation includes multiple assumptions and estimates that may change over time. If future taxable income is less than current projections, an additional valuation allowance may become necessary that could have a materially adverse impact on our results of operations and financial position. Our updated evaluation at March 31, 2008 resulted in no adjustment to the valuation allowance. At March 31, 2008, the total gross deferred tax asset was $54.7 million, and the valuation allowance was $37.7 million.
     Goodwill and identifiable intangible assets. After considering the recent declines in premiums written, premiums earned and policies in force, we conducted an interim impairment test in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In the event that facts and circumstances indicate that goodwill and other identifiable intangible assets may be impaired, SFAS 142 requires an evaluation of the recoverability of such assets. The estimated future discounted cash flows associated with these assets are compared with their carrying amounts to determine if a write down to market value or discounted cash flow value is necessary. We evaluated the recent trends in our historical results and expected future discounted cash flows and concluded that goodwill and other identifiable intangible assets are fully realizable as of March 31, 2008. However, our evaluation includes multiple assumptions, including estimated discounted cash flows and estimates that may change over time. If future discounted cash flows become less than those projected, an impairment charge may become necessary that could have a materially adverse impact on our results of operations and financial position.
     Investments. Our investments are recorded at market value, which is typically based on publicly available quoted prices. From time to time, the carrying value of our investments may be temporarily impaired because of the inherent volatility of publicly-traded investments. Management reviews investments for impairment on a quarterly basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary would result in a reduction in the carrying amount of the security to market value. Management’s assessment of whether an impairment is other-than-temporary includes an evaluation of factors such as the credit quality of the investment, the duration of the impairment, our ability and intent to hold the investment until recovery or maturity and overall economic conditions. If we determine that the value of an investment is other-than-temporarily impaired, the impairment would be charged against earnings and a new cost basis for the security would be established. Our evaluation as of March 31, 2008 resulted in an other-than-temporary impairment charge of $0.3 million related to certain non-agency mortgage-backed securities in our investment portfolio. Due to the deterioration in liquidity in the credit markets during the first calendar quarter of 2008, yields on certain non-agency mortgage-backed securities declined below projected book yield requiring the $0.3 million impairment under the guidance set forth in EITF 99-20.
Off-Balance Sheet Arrangements
     There have been no new off-balance sheet arrangements since June 30, 2007. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have an exposure to interest rate risk relating to fixed maturity investments. Changes in market interest rates directly impact the market value of the fixed maturity securities. Some fixed income securities have call or prepayment options. This subjects us to reinvestment risk as issuers may call their securities, which could result in us reinvesting the proceeds at lower interest rates. We manage exposure to interest rate risks by adhering to specific guidelines in connection with our investment portfolio. We invest primarily in municipal and corporate bonds and collateralized mortgage obligations that have been rated “A” or better by Standard & Poors. At March 31, 2008, 79.9% of our investment portfolio was invested in securities rated “AA” or better by Standard & Poors and 95.1% in securities rated “A” or better by Standard & Poors. At March 31, 2008, our exposure with regard to sub-prime mortgage securities was limited to $2.0 million in fixed maturities that were all rated “A” or better by Standard & Poors. However, due to the deterioration in liquidity in the credit markets during the first calendar quarter of 2008, yields on certain non-agency mortgage-backed securities declined below projected book yield requiring a $0.3 million other-than-temporary impairment charge during the three months ended March 31, 2008 under the guidance set forth in EITF 99-20. We utilize the services of a professional fixed income investment manager.
     As of March 31, 2008, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities portfolio would have resulted in an estimated decrease in fair value of 4.0%, or approximately $7.6 million. As of the same date, the impact of an immediate 100 basis point decrease in market interest rates on our portfolio would have resulted in an estimated increase in fair value of 3.8%, or approximately $7.3 million.
     In connection with the Chicago acquisition, we entered into a new $30.0 million credit facility that included a $25.0 million term loan facility and a $5.0 million revolving facility. The credit facility was amended in September 2007 to, among other things, reduce the availability under the revolving facility to $2.0 million. Although we have fixed the interest rate of the term loan facility through an interest rate swap agreement, we have interest rate risk with respect to any borrowings under the revolving facility, which bears interest at a floating rate of LIBOR plus 250 basis points. At March 31, 2008, there were no outstanding borrowings under the revolving facility.
     On June 15, 2007, our newly formed wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points).
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2008. Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     During the period covered by this report, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is a party to litigation in Alabama and Georgia concerning the Company’s sales practices related to ancillary products currently or formerly sold by the Company in those states. Keisha Milbry Monday, et al. v. First Acceptance Corp., et al. was filed on February 13, 2007, in the Circuit Court of Bullock County, Alabama. Solomon and Catherine Warren, et al. v. First Acceptance Corp., et al. was filed on November 9, 2007, in the Circuit Court of Barbour County, Alabama. Margaret Franklin v. Vesta Insurance Corp., et al. was filed on July 14, 2006, as a putative class action in the Circuit Court of Bullock County, Alabama. Carrie Jackson v. Alabama Acceptance Insurance Agency, Inc. was filed on July 24, 2007, as a putative class action in the Circuit Court of Bullock County, Alabama. Annette Rush v. Village Auto Insurance Company, Inc. (now known as First Acceptance Insurance Company of Georgia, Inc.) was filed on October 26, 2005, as a putative class action in the Superior Court of Fulton County, Georgia. Each of the suits alleges that the Company implemented a program to convince its consumers who purchased automobile insurance policies to also purchase automobile club memberships, and seeks unspecified damages and attorneys fees. The court has not certified classes of plaintiffs in the two Alabama putative class actions. The Georgia Superior Court certified the class in the Georgia lawsuit in December 2006. The Georgia Court of Appeals affirmed the class certification decision and the Georgia Supreme Court denied our Petition for Certiorari in January 2008. The Company recently began class related discovery in these matters. The Company believes it has meritorious defenses in all of these actions and has vigorously defended against these claims. The Company has met with counsel for the plaintiffs to attempt to mediate these disputes and continues to pursue discussions to resolve all related litigation. An estimate of the ultimate outcome of these claims or lawsuits cannot be made at this time. Losses incurred as a result of these cases may have a material adverse impact on the Company’s results of operations and financial position.
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

FIRST ACCEPTANCE CORPORATION
May 12, 2008	By:	/s/ Kevin P. Cohn
Kevin P. Cohn
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)