Form 10-K
period 2008-06-30
FIRST ACCEPTANCE CORP /DE/
filed 2008-09-11
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 001-12117
FIRST ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1328153 (I.R.S. Employer Identification No.)

3322 West End Ave. Ste. 1000, Nashville, Tennessee (Address of principal executive offices)	37203 (Zip Code)
(615) 844-2800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of exchange on which registered

Common Stock, $.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on December 31, 2007, was $70,532,976. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are the affiliates of the registrant.
     As of September 10, 2008, there were 48,054,667 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     All of the information called for by Part III of this report is incorporated by reference to the Definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be held on November 5, 2008.

FIRST ACCEPTANCE CORPORATION 10-K

i

FIRST ACCEPTANCE CORPORATION 10-K
PART I
Item 1. Business
General
          First Acceptance Corporation (the “Company,” “we” or “us”) is a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. We currently write non-standard personal automobile insurance in 12 states and are licensed as an insurer in 13 additional states. Non-standard personal automobile insurance is made available to individuals who are categorized as “non-standard” because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type, and in most instances who are required by law to buy a minimum amount of automobile insurance. As of September 1, 2008, we leased and operated 431 retail locations, staffed by employee-agents. Our employee-agents exclusively sell non-standard automobile insurance products either underwritten or serviced by us.
Our Business Strategy
          We have grown as a provider of non-standard personal automobile insurance by adhering to a focused business model and disciplined execution of our operating strategy. Our business model includes the following core strategies:
•	Integrated Operations. To meet the preference of our customers for convenient, personal service, we have integrated the retail distribution, underwriting and service functions of personal automobile insurance into one system. By doing so, we are able to provide prompt and personal service to meet effectively the insurance needs of our customers, while capturing revenue that would otherwise be shared with several participants under a traditional, non-integrated insurance business model. Our integrated model is supported by both point of sale agency and back office systems.

•	Extensive Office Network. We emphasize the use of employee-agents as the cornerstone of our customer relationship. We believe our customers value face-to-face contact, speed of service and convenient locations. Consequently, we train our employee-agents to cultivate client relationships and utilize real-time service and information enabled by access to our information systems. As of September 1, 2008, we leased and operated 431 retail sales offices staffed with our employee-agents and located strategically in geographic markets to reach and service our customers.

•	Favorable Customer Payment Plans. Our customers can initiate insurance coverage with a modest down payment. Any remaining premium is paid in monthly installments over the term of the policy. We believe this modest initial payment and favorable payment plan is a major factor in our success in meeting the market demand for low monthly insurance payments.

•	Strong Sales and Marketing. We build brand recognition and generate valuable sales leads through extensive use of television advertising, Yellow Pages® advertisements and a broad network of retail sales offices.

•	Efficient Systems. We have developed systems that enable timely and efficient communication and data sharing among the various segments of our integrated operations. All of our retail sales office computers transmit information directly to our central processing computer where policy information, customer profiles, risk assessment and underwriting criteria are entered and stored in our database.
Our Business Model
          We believe our operations benefit from our ability to identify and satisfy the needs of our target customers and eliminate many of the inefficiencies associated with a traditional automobile insurance model. We have developed our business model by drawing on significant experience in the automobile insurance industry. We are a vertically integrated business that acts as the agency, servicer and underwriter of non-standard personal automobile

FIRST ACCEPTANCE CORPORATION 10-K
insurance. We own three insurance company subsidiaries: First Acceptance Insurance Company, Inc. (“FAIC”), First Acceptance Insurance Company of Georgia, Inc. (“FAIC-GA”) and First Acceptance Insurance Company of Tennessee, Inc. (“FAIC-TN”). Our retail locations are staffed by employee-agents who exclusively sell insurance products underwritten by us. Our vertical integration, combined with our conveniently located retail locations, enables us to control the point of sale and to retain significant revenue that would otherwise be lost in a traditional, non-integrated insurance business model. We generate additional revenue by fully servicing our book of business, which often allows us to collect policy, billing and other fees.
          Our strategy is to offer customers automobile insurance with low down payments, competitive equal monthly payments, convenient locations and a high level of personal service. This strategy makes it easier for our customers to obtain automobile insurance, which is legally mandated in the states in which we currently operate. In addition, we accept customers for our insurance who have previously terminated coverage provided by us without imposing any additional requirements on such customers. Currently, our policy renewal rate (the percentage of policies that are renewed after completion of the full uninterrupted policy term) is approximately 36%, which, due to the payment patterns of our customers, is lower than the average renewal rate of standard personal automobile insurance providers. We are able to accept a low down payment because we process all business through our centralized information systems. Our business model and systems allow us to issue policies efficiently and, when necessary, cancel them to minimize the potential for credit loss while adhering to regulatory cancellation notice requirements.
          In addition to a low down payment and competitive monthly rates, we offer customers valuable face-to-face contact and speed of service. Many of our customers prefer not to conduct business via the internet or over the telephone. Substantially all of our customers make their payments at our retail locations. For these consumers, our employee-agents are not only the face of the Company, but also the preferred interface for buying insurance.
          Our ability to process business quickly and accurately gives us an advantage over more traditional insurance companies that produce business using independent agents. Our policies are issued at the point of sale, and applications are processed within two business days, as opposed to the two or more weeks that is often typical in the automobile insurance industry. The traditional non-standard personal automobile insurance model typically involves interaction and paperwork exchange between the insurance company, independent agent and premium finance provider. This complicated interaction presents numerous opportunities for miscommunication, delays or lost information. Accordingly, we believe that some of our competitors who rely on the traditional independent agency model cannot match our efficiency in serving our customer base.
          We believe that another distinct advantage of our model over the traditional independent agency approach is that our employee-agents offer a single non-standard insurance product compared to many products from many insurance companies. The typical independent agent selling non-standard personal automobile insurance generally has multiple non-standard insurance companies and premium finance sources from which to quote based on agent commission, price and other factors. This means that insurance companies using the independent agent model must compete to provide the most attractive agent commissions and absolute lowest prices to encourage the independent agent to sell their product. Our employee-agents sell our non-standard automobile insurance products exclusively. Therefore, we do not have to compete for the attention of those distributing our product on the basis of agent commissions, price or other factors.
Personal Automobile Insurance Market
          Personal automobile insurance is the largest line of property and casualty insurance in the United States. According to A.M. Best, for the year ended December 31, 2007, the total premiums paid in the non-standard automobile insurance market segment in the United States were approximately $37 billion, representing approximately 22% of the total personal automobile insurance market. Personal automobile insurance provides drivers with coverage for liability to others for bodily injury and property damage and for physical damage to the driver’s vehicle from collision and other perils.
          The market for personal automobile insurance is generally divided into three product segments: non-standard, standard and preferred insurance. Non-standard personal automobile insurance is designed to be attractive to drivers who prefer to purchase only the minimum amount of coverage required by law or to minimize the required payment during each payment period.

FIRST ACCEPTANCE CORPORATION 10-K
Our Products
          Our core business involves issuing automobile insurance policies to individuals who are categorized as “non-standard,” based primarily on their inability or unwillingness to obtain insurance coverage from standard carriers due to various factors, including their need for monthly payment plans, failure to maintain continuous insurance coverage or driving record. We believe that a majority of our customers seek non-standard insurance due to their failure to maintain continuous coverage or their need for affordable monthly payments, rather than as a result of poor driving records. The majority of our customers purchase the minimum amount of coverage required by law.
          The average six-month premium on our policies currently in force is $682. We allow most customers to pay for their insurance with an initial down payment and five equal monthly installments, which includes a billing fee. We believe that our target customers prefer lower down payments and level monthly payments over the payment options traditionally offered by other non-standard providers. Because our centralized information systems enable us to control all aspects of servicing our insurance policies, we can generally cancel the policy of a customer who fails to make a payment without incurring a credit loss, while remaining within applicable regulatory cancellation guidelines.
          We use a single “product template” as the basis for our rates, rules and forms. Product uniformity simplifies our business and allows speed to market when entering a new state, modifying an existing program or introducing a new program. In addition, our retail agents, underwriters and claims adjusters only need to be trained in one basic set of underwriting guidelines and one basic automobile policy. Programming and systems maintenance are also simplified because we have one basic product.
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
Our Growth Strategy
          During fiscal 2008, our business and the non-standard personal automobile insurance industry were negatively impacted by difficult economic conditions that adversely impacted our customers. Our business was also negatively impacted by competitive pricing in our markets. As a result, we did not enter into any new markets during fiscal 2008 and focused our growth strategy on developing new business in our existing markets. We seek to increase the number of customers in our existing markets through advertising campaigns and selectively opening new retail sales offices where appropriate. In the future, we may explore additional growth opportunities by expanding into new geographic markets through opening new sales offices, pursuing selective acquisitions, including acquisitions of local agencies who write non-standard automobile insurance for other insurance companies, and introducing additional insurance products. We anticipate that the current difficult economic conditions will continue to impact our customers and our business during fiscal 2009.
Competition
          The non-standard personal automobile insurance business is highly competitive. Based upon data compiled from A.M. Best, we believe that, as of December 31, 2007, ten insurance groups accounted for approximately 68% of the approximately $37 billion non-standard personal automobile insurance market segment. We are not a member of these groups. We believe that our primary competition comes not only from national companies or their subsidiaries, but also from non-standard insurers and independent agents that operate in specific regions or states. We compete against other vertically integrated insurance companies and independent agencies that market insurance on behalf of a number of insurers. We compete with these other insurers on factors such as initial down payment, availability of monthly payment plans, price, customer service and claims service. We believe that our significant competitors are the Berkshire Hathaway insurance group (including GEICO), the Bristol West insurance group, the Direct General insurance group, the Infinity insurance group, the Progressive insurance group, the Safe Auto insurance group, the Permanent General insurance group, and the AIG insurance group.

FIRST ACCEPTANCE CORPORATION 10-K
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
          We primarily distribute our products through our retail sales offices. We believe the local office concept is attractive to most of our customers, as they desire the face-to-face assistance they cannot receive via the internet or over the telephone. Our advertisements promote local phone numbers that are answered at either the local retail office or one of our regional customer service centers, which are located in Nashville, Tennessee, Chicago, Illinois and Houston, Texas. We provide quotes over the telephone highlighting our low down payment and monthly payments, and direct prospective customers to the nearest local retail office to complete an application. The entire sales process can be completed at the local retail office where the down payment is collected and a policy issued. Future payments can be made either at the local office or mailed to our customer service centers.
          During the fiscal year ended June 30, 2008, we generated approximately 97% of our total premiums earned from our retail locations. In select geographic areas in Tennessee, four independently-owned insurance agencies write non-standard insurance policies through our insurance company subsidiaries. Although these agencies operate under their own name and transact other insurance business, they write all of their non-standard automobile insurance business through us using our information systems.
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
          We set premium rates based on the specific type of vehicle and the driver’s age, gender, marital status, driving experience and location. We review loss trends in each of the states in which we operate to identify changes in the frequency and severity of accidents and to assess the adequacy of our rates and underwriting standards. We adjust rates periodically, as necessary and as permitted by applicable regulatory authorities, to maintain or improve underwriting results in each market.
Claims Handling
          Non-standard personal automobile insurance customers generally have a higher frequency of claims than preferred and standard personal automobile insurance customers. We focus on controlling the claims process and costs, thereby limiting losses, by internally managing the entire claims process. We strive to promptly assess claims, manage against fraud, and identify loss trends and capture information that is useful in establishing loss reserves and determining premium rates. Our claims process is designed to promote expedient, fair and consistent claims handling, while controlling loss adjustment expenses.
          As of June 30, 2008, our claims operation had a staff of approximately 280 employees, including adjusters, appraisers, re-inspectors, special investigators and claims administrative personnel. We conduct our claims operations out of our Nashville office and through regional claims offices in Tampa, Florida, Chicago, Illinois and Irving, Texas. Our employees handle all claims from the initial report of the claim until the final settlement. We believe that directly employing claims personnel, rather than using independent contractors, results in improved customer service, lower loss payments and lower loss adjustment expenses. In territories where we do not believe a staff appraiser would be cost-effective, we utilize the services of independent appraisers to inspect physical damage to automobiles. The work of independent appraisers is supervised by regional staff appraisal managers.
          While we are strongly committed to settling promptly and fairly the meritorious claims of our customers and claimants, we are equally committed to defending against non-meritorious claims. Litigated claims and lawsuits are primarily managed by one of our specially trained litigation adjusters. Suspicious claims are referred to a special

FIRST ACCEPTANCE CORPORATION 10-K
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
          We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies underwritten by our insurance company subsidiaries. Each of our insurance company subsidiaries establishes a reserve for all unpaid losses, both case and IBNR reserves, and estimates for the cost to settle the claims. We estimate our IBNR reserves by estimating our ultimate unpaid liability for loss and loss adjustment expense reserves first, and then reducing that amount by the amount of the cumulative paid claims and by the amount of our case reserves. We rely primarily on historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience. We also consider other factors, such as inflation, settlement patterns, legislative activity and litigation trends. With the assistance of our internal actuarial staff, we review our loss and loss adjustment expense reserve estimates on a quarterly basis and adjust those reserves each quarter to reflect any favorable or unfavorable development as experience develops or new information becomes known.
          We have experienced rapid and significant growth in recent years, primarily as a result of expansion into new markets. Estimating our reserves for new markets is more difficult relative to estimating our reserves in our larger, more mature markets. In new markets, we initially establish our reserves using our loss experience from other states that we perceive as being similar. As our historical loss experience in new markets develops, we revise our estimates accordingly. As a result, we have experienced volatility in our incurred loss and loss adjustment expense for certain of our new markets, the effect of which has impacted our results of operations and financial condition.
          We periodically review our methods of establishing case and IBNR reserves and update them if necessary. Our internal actuarial staff, which includes a fully-credentialed actuary, performs quarterly comprehensive reviews of our reserves and loss trends. We believe that the liabilities that we have recorded for unpaid losses and loss adjustment expenses at June 30, 2008 are adequate to cover the final net cost of losses and loss adjustment expenses incurred through that date.
          The table below sets forth the year-end reserves since we began operations as an insurance company following the 2004 acquisition of USAuto Holdings, Inc. (“USAuto”) and the subsequent development of these reserves through June 30, 2008. The purpose of the table is to show a “cumulative deficiency or redundancy” for each year which represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. The top line of the table presents the net reserves at the balance sheet date for each of the years indicated. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including the IBNR reserve as of the end of each successive year. The next portion of the table presents the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments since the end of the respective year. As more information becomes known about the payments and the frequency and severity of claims for individual years, the estimate changes accordingly. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves. Adverse loss development, which would be shown as a cumulative deficiency in the table, exists when the original reserve estimate is less than the re-estimated reserves. Information with respect to the cumulative development of gross reserves, without adjustment for the effect of reinsurance, also appears at the bottom portion of the table.

FIRST ACCEPTANCE CORPORATION 10-K
          In evaluating the information in the table below, you should note that each amount entered incorporates the cumulative effect of all changes in amounts entered for prior periods. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future.

At June 30 (in thousands)	2004	2005	2006	2007	2008

Net liability for loss and loss adjustment expense reserves, originally estimated	$18,137	$39,289	$61,521	$91,137	$101,148
Cumulative amounts paid as of:
One year later	13,103	28,024	51,420	74,526
Two years later	16,579	34,754	62,514
Three years later	17,795	37,320
Four years later	18,532
Liability re-estimated as of:
One year later	17,781	37,741	65,386	89,738
Two years later	17,244	38,226	68,491
Three years later	16,973	37,484
Four years later	17,978
Net cumulative redundancy (deficiency)	159	1,805	(6,970)	1,399
Gross liability — end of year	$30,434	$42,897	$62,822	$91,446	$101,407
Reinsurance receivables	12,297	3,608	1,301	309	259

Net liability — end of year	$18,137	$39,289	$61,521	$91,137	$101,148

Gross re-estimated liability — latest	$30,382	$40,926	$69,708	$90,191
Re-estimated reinsurance receivables — latest	12,404	3,442	1,217	453

Net re-estimated — latest	$17,978	$37,484	$68,491	$89,738

Gross cumulative redundancy (deficiency)	$52	$1,971	$(6,886)	$1,255

          At June 30, 2008, we had $101.4 million of loss and loss adjustment expense reserves, which included $63.5 million in IBNR reserves and $37.9 million in case reserves, all related to our non-standard personal automobile insurance business. Through September 1, 2004, we maintained quota-share reinsurance, the run-off of which resulted in a reinsurance receivable of $0.3 million that is offset against the gross reserves of $101.4 million in the above table. For a reconciliation of net loss and loss adjustment expense reserves from the beginning to the end of the year for the last two fiscal years, see Note 10 to our consolidated financial statements.
          As reflected in the table above, on reserves as of June 30, 2007, we have experienced a favorable net reserve development of $1.4 million, which decreased our loss and loss adjustment expense reserves for prior accident years and increased our income before income taxes for the 2008 fiscal year. We believe that this development was attributable to the inherent imprecision in estimating reserves and was not the result of any individual factor.
          As reflected in the table above, on reserves as of June 30, 2006, we have experienced a cumulative adverse net reserve development of $7.0 million. We believe that this development was attributable to (i) the inherent imprecision in estimating reserves, (ii) the limited historical loss experience in our new states which requires more judgment in determining our loss reserve estimates for those states and (iii) an unanticipated increase in paid frequency in Florida related to the bodily injury and Personal Injury Protection (“PIP”) coverages. We also experienced volatility as a result of an unanticipated change in severity from a greater occurrence of large losses (losses of $10,000 or above) in our mature states.
          For the fiscal year ended June 30, 2008, our loss and loss adjustment expense reserves were determined by our internal actuary. Loss and loss adjustment expense reserve estimates were reviewed on a quarterly basis and

FIRST ACCEPTANCE CORPORATION 10-K
adjusted each quarter to reflect any favorable or adverse development. Development assumptions were based upon historical accident quarters. We analyzed our reserves for each type of coverage, by state and for loss and loss adjustment expense to determine our loss and loss adjustment expense reserves. To determine the best estimate, we reviewed the results of five estimation methods, including the incurred development method, the paid development method, the incurred Bornhuetter-Ferguson method, the paid Bornhuetter-Ferguson method, and the counts/averages method for each set of data. Each review developed a point estimate for a subset of our business. We did not prepare separate point estimates for our entire business using each of the estimation methods. In determining our loss and loss adjustment expense reserves, we selected different estimation methods as appropriate for the various subsets of our business, and the method selected varied by coverage and by state, and considerations included the number and value of the case reserves for open claims, incurred and paid loss relativities, and suspected biases for each of the procedures. Other factors considered in establishing reserves include assumptions regarding loss frequency and loss severity. We believe assumptions regarding loss frequency are reliable because injured parties generally report their claims within a reasonably short period of time after an accident. Loss severity is more difficult to estimate because severity is affected by changes in underlying costs, including medical costs, jury verdicts and regulatory changes.
          Based upon the foregoing, we calculated a single point estimate of our net loss and loss adjustment expense reserves as of June 30, 2008. We believe that estimate is our best estimate of our loss and loss adjustment expense reserves at June 30, 2008. The loss and loss adjustment expense reserves in our financial statements for the fiscal year ended June 30, 2008 are equal to the estimate determined by our internal actuary.
          We believe the estimate regarding changes in loss severity is the most significant factor impacting the IBNR reserves estimate. We believe that a one percent (1%) increase or decrease over the expected change in loss severity is reasonably likely. A one percent (1%) increase over the expected change in loss severity would result in adverse development of net loss and loss adjustment expense reserve levels at June 30, 2008 of approximately $5.0 million. Conversely, a one percent (1%) decrease in the expected change in loss severity would result in favorable development of net loss and loss adjustment expense reserve levels at June 30, 2008 of approximately $5.0 million.
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
          Historically, our insurance companies ceded a portion of their non-standard personal automobile insurance premiums and losses to unaffiliated reinsurers in accordance with these contracts. Through August 2004, we had in place a quota-share treaty whereby we ceded approximately 50% of the premiums written by our insurance company subsidiaries. Effective September 2004, as a result of available liquidity to increase the statutory capital and surplus of our insurance company subsidiaries, we non-renewed our quota-share reinsurance treaty.
          Although FAIC is licensed in Texas, some of our business there is currently written by a managing general agency subsidiary through a county mutual insurance company and is assumed by us through 100% quota-share reinsurance.
          At June 30, 2008, our reinsurance receivables totaled $0.3 million, which reflects the run-off of the quota-share reinsurance. All reinsurance receivables were unsecured and due from Transatlantic Reinsurance Company, a member of American International Group, Inc., which is rated “A+ (Superior)” by A.M. Best.

FIRST ACCEPTANCE CORPORATION 10-K
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
          Payment Processing. Most of our customers visit our sales offices at least once a month to make a payment on their policies. System-generated receipts are required for all payments collected in our sales offices. Our sales offices generate balancing reports at the end of each day and bank deposits are made electronically through the use of check-imaging technology. Typically, payments are automatically applied to the applicable policies during the night following their collection in our sales offices. This results in fewer notices of intent to cancel being generated and fewer policies being canceled that must be reinstated if a customer’s late payment is processed after cancellation. We believe that our payment processing methods reduce mailing costs and limit unwarranted policy cancellations.
Ratings
          In January 2008, A.M. Best, which rates insurance companies based on factors of concern to policyholders, reaffirmed the ratings of our property and casualty insurance company subsidiaries at “B (Fair).” FAIC-TN also received its initial rating at “B (Fair).” The “B (Fair)” rating is the seventh highest rating amongst a scale of 15 ratings, which currently range from “A++ (Superior)” to “F (In Liquidation).” Publications of A.M. Best indicate that the “B (Fair)” rating is assigned to those companies that in A.M. Best’s opinion have a fair ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders, and are not recommendations to potential or current investors to buy, sell or hold our common stock.
          Financial institutions and reinsurance companies sometimes use the A.M. Best ratings to help assess the financial strength and quality of insurance companies. The current ratings of our property and casualty insurance subsidiaries or their failure to maintain such ratings may dissuade a financial institution or reinsurance company from conducting business with us or increase our interest or reinsurance costs, respectively. We do not believe that the majority of our customers are motivated to purchase our products and services based on our A.M. Best rating.

FIRST ACCEPTANCE CORPORATION 10-K
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
Alabama
Arizona
Arkansas
Colorado
Florida
Georgia
Illinois
Indiana
Iowa
Kansas
Kentucky
Louisiana
Mississippi
Missouri
Nevada
New Mexico
Ohio
Oklahoma
Pennsylvania
South Carolina
Tennessee
Texas
Utah
Virginia
West Virginia
          In addition, as required by our current operations, we hold managing general agency licenses in Texas and Florida and motor club licenses in Mississippi and Tennessee. To expand into a new state or offer a new line of insurance or other new product, we must apply for and obtain the appropriate licenses.
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

FIRST ACCEPTANCE CORPORATION 10-K
          Restrictions on Paying Dividends. We rely on dividends from our insurance company subsidiaries to meet corporate cash requirements. State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s capital and surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Prior approval from state insurance regulatory authorities is generally required in order for an insurance company to declare and pay extraordinary dividends. The payment of ordinary dividends is limited by the amount of capital and surplus available to the insurer, as determined in accordance with state statutory accounting practices and other applicable limitations. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance company subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect. See Note 21 to our consolidated financial statements for a discussion of the ability of our insurance company subsidiaries to pay dividends.
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
          Guaranty Funds. Under state insurance guaranty fund laws, insurers doing business in a state can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. Maximum contributions required by law in any one year vary between 1% and 2% of annual premiums written in that state. In most states, guaranty fund assessments are recoverable either through future policy surcharges or offsets to state premium tax liability. To date, we have not received any material unrecoverable assessments.
          Investment Regulation. Our insurance company subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limitations on the amount of investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. If a non-conforming asset is treated as a non-admitted asset, it would lower the affected subsidiary’s surplus and thus, its ability to write additional premiums and pay dividends. To the best of our knowledge, our insurance company subsidiaries are in compliance with all such investment regulations.
          Restrictions on Cancellation, Non-Renewal or Withdrawal. Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an automobile insurer’s ability to cancel or not renew policies. Some states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit cancellations and non-renewals and that subject business withdrawals to prior approval requirements may restrict an insurer’s ability to exit unprofitable markets. To the best of our knowledge, we are in compliance with all such laws and regulations.
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

FIRST ACCEPTANCE CORPORATION 10-K
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
          Unfair Claims Practices. Generally, insurance companies, adjusting companies and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices which could indicate a general business practice. Unfair claims practices include, but are not limited to:
•	misrepresenting pertinent facts or insurance policy provisions relating to coverages at issue;

•	failing to acknowledge and act reasonably promptly upon communications regarding claims arising under insurance policies;

•	failing to affirm or deny coverage of claims within a reasonable time after proof of loss statements have been completed;

•	attempting to settle claims for less than the amount to which a reasonable person would have believed such person was entitled;

•	attempting to settle claims on the basis of an application that was altered without notice to, knowledge or consent of the insured;

•	making known to insureds or claimants a policy of appealing from arbitration awards in favor of insureds or claimants for the purpose of compelling them to accept settlements or compromises less than the amount awarded in arbitration;

•	delaying the investigation or payment of claims by requiring an insured, claimant or the physician of either to submit a preliminary claim report and then requiring the subsequent submission of formal proof of loss forms, both of which submissions contain substantially the same information;

•	failing to settle claims promptly, where liability has become reasonably clear, under one portion of the insurance policy coverage in order to influence settlements under other portions of the insurance policy coverage; and

•	not attempting in good faith to effectuate prompt, fair and equitable settlements of claims in which liability has become reasonably clear.
          We set business conduct policies and conduct regular training to make our employee-adjusters and other claims personnel aware of these prohibitions, and we require them to conduct their activities in compliance with these statutes. To the best of our knowledge, we have not engaged in any unfair claims practices.
          Quarterly and Annual Financial Reporting. We are required to file quarterly and annual financial reports with states utilizing statutory accounting practices that are different from generally accepted accounting principles (“GAAP”), which reflect our insurance company subsidiaries on a going concern basis. The statutory accounting practices used by state regulators, in keeping with the intent to assure policyholder protection, are generally based on a liquidation concept. For statutory financial information on our insurance company subsidiaries, see Note 21 to our consolidated financial statements included in this report.
          Periodic Financial and Market Conduct Examinations. The state insurance departments that have jurisdiction over our insurance company subsidiaries conduct on-site visits and examinations of the insurers’ affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Typically, these examinations are conducted every three to five years. In addition, if circumstances dictate, regulators are authorized to conduct special or target examinations of insurers, insurance agencies and insurance adjusting companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination. FAIC has been examined by the Tennessee Department of Commerce and Insurance for financial condition through December 31, 2001. (FAIC redomesticated from Tennessee to Texas in November 2006.) FAIC-GA has been examined by the Georgia Department of Insurance for financial condition through December 31, 2004. FAIC-TN received an organizational

FIRST ACCEPTANCE CORPORATION 10-K
examination by the Tennessee Department of Commerce and Insurance as of December 4, 2006. Examinations of FAIC and FAIC-GA for financial condition through December 31, 2007 are currently in process by the Texas Department of Insurance and Georgia Department of Insurance, respectively. None of our insurance company subsidiaries have ever been the subject of a target examination.
          Risk-Based Capital. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners, or “NAIC,” has adopted a formula and model law to implement risk-based capital, or “RBC,” requirements designed to assess the minimum amount of statutory capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. RBC is used to set capital requirements based on the size and degree of risk taken by the insurer and taking into account various risk factors such as asset risk, credit risk, underwriting risk, interest rate risk and other relevant business risks. The NAIC model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. This calculation is performed on a calendar year basis, and at December 31, 2007, FAIC, FAIC-GA and FAIC-TN all maintained an RBC level that was in excess of an amount that would require any corrective actions on their part.
          RBC is a comprehensive financial analysis system affecting nearly all types of licensed insurers, including our insurance company subsidiaries. It is designed to evaluate the relative financial condition of the insurer by application of a weighting formula to the company’s assets and its policyholder obligations. The key RBC calculation is to recast total surplus, after application of the RBC formula, in terms of an authorized control level RBC. Once the authorized control level RBC is determined, it is contrasted against the company’s total adjusted capital. A high multiple generally indicates stronger capitalization and financial strength, while a lower multiple reflects lesser capitalization and strength. Each state’s statutes also create certain RBC multiples at which either the company or the regulator must take action. For example, there are four defined RBC levels that trigger different regulatory events. The minimum RBC level is called the company action level RBC and is generally defined as the product of 2.0 and the company’s authorized control level RBC. The authorized control level RBC is a number determined under the risk-based capital formula in accordance with certain RBC instructions. Next is a regulatory action level RBC, which is defined as the product of 1.5 and the company’s authorized control level RBC. Below the regulatory action level RBC is the authorized control level RBC. Finally, there is a mandatory control level RBC, which means the product of 0.70 and the company’s authorized control level RBC.
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
          At December 31, 2007, FAIC’s total adjusted capital was 3.2 times its authorized control level RBC, requiring no corrective action on FAIC’s part. Likewise, at December 31, 2007, FAIC-GA and FAIC-TN had total adjusted capital of 4.3 and 3.4, respectively, times their authorized control level RBC.
          IRIS Ratios. The NAIC Insurance Regulatory Information System, or IRIS, is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase

FIRST ACCEPTANCE CORPORATION 10-K
is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the defined range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound insurance companies to have several ratios with results outside the defined ranges.
          As of December 31, 2007, FAIC had one IRIS ratio outside the defined range and FAIC-TN had two outside the defined range as follows:
•	FAIC had a ratio outside of the defined range for the change in adjusted policyholders surplus, which is between plus 25% and minus 10%. The change in adjusted policyholders surplus excludes amounts related to paid in surplus. During the twelve months ended December 31, 2007, FAIC reduced its adjusted policyholders surplus by 14% primarily as the result of paying dividends during the year to its parent company.

•	FAIC-TN had a ratio outside of the defined range for the change in net premiums written, which is plus or minus 33%, because 2007 was the first year it wrote any business. FAIC-TN also had a ratio outside of the defined limit for net premiums written to policyholders surplus, which is 300%. FAIC-TN’s ratio of 305% was primarily the result of a portfolio transfer from FAIC of its Tennessee business on January 1, 2007. Excluding the effect of this one-time transfer, FAIC-TN would have had a net premiums written to policyholders surplus ratio of 228%.
          FAIC-GA did not have any IRIS ratios outside the defined ranges as of December 31, 2007. These IRIS results were provided to regulators on February 21, 2008. Since that date, no regulatory action has been taken, nor is any such action anticipated.
Employees
          As of June 30, 2008, we had approximately 1,230 employees. Our employees are not covered by any collective bargaining agreements.
Available Information
          We file reports with the United States Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and other reports from time to time. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, NW, Washington D.C. 20549. The public may obtain information about the operation of the Public Reference Room on-line at www.sec.gov/info/edgar/prrrules.htm or by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at www.sec.gov that contains our reports, proxy and information statements, and other information filed electronically. These website addresses are provided as inactive textual references only, and the information provided on those websites is not part of this report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
Internet Website
          We maintain an internet website at the following address: www.firstacceptancecorp.com. The information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

FIRST ACCEPTANCE CORPORATION 10-K
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
Our results may fluctuate as a result of cyclical changes in the non-standard personal automobile insurance industry.
          The non-standard personal automobile insurance industry is cyclical in nature. Likewise, adverse economic conditions impact our customers and many will choose to go uninsured during a weak economy. In the past, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. If new competitors enter this market, existing competitors may attempt to increase market share by lowering rates. Such conditions could lead to reduced prices, which would negatively impact our revenues and profitability. We believe that between 2002 and 2005, the underwriting results in the non-standard personal automobile insurance industry improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers. While we did witness a stabilization in the industry during 2006 and a robust economy through 2007, more recently, competitive pricing and the weakening economy have resulted in declines in premiums in most states. Given the cyclical nature of the industry and the economy, these conditions may negatively impact our revenues and profitability.
Our investment portfolio may suffer reduced returns or other-than-temporary losses, which could reduce our profitability.
          Our results of operations depend, in part, on the performance of our investment portfolio. As of June 30, 2008, substantially all of our investment portfolio was invested either directly or indirectly in debt securities, primarily in state, municipal, corporate and federal government bonds and collateralized mortgage obligations. Fluctuations in interest rates affect our returns on, and the fair value of, debt securities. Unrealized gains and losses on debt securities are recognized in other comprehensive income (loss) and increase or decrease our stockholders’ equity. As of June 30, 2008, the amortized cost of our investment portfolio exceeded the fair value by $0.5 million. We believe the unrealized loss is temporary; however, an increase in interest rates could further reduce the fair value of our investments in debt securities. As of June 30, 2008, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities portfolio would have resulted in an estimated decrease in fair value of 4.2%, or approximately $7.9 million. In addition, defaults by third parties who fail to pay or perform obligations could reduce our investment income and could also result in investment losses to our portfolio. See “Critical Accounting Policies — Investments” within Item 7 and Note 3 to our consolidated financial statements regarding determination of other-than-temporary impairment losses on investment securities.

FIRST ACCEPTANCE CORPORATION 10-K
Our business is highly competitive, which may make it difficult for us to market our core products effectively and profitably.
          The non-standard personal automobile insurance business is highly competitive. We believe that our primary insurance company competition comes not only from national insurance companies or their subsidiaries, but also from non-standard insurers and independent agents that operate in a specific region or single state in which we also operate. We believe that our significant competitors are the Berkshire Hathaway insurance group (including GEICO), the Bristol West insurance group, the Direct General insurance group, the Infinity insurance group, the Progressive insurance group, the Safe Auto insurance group, the Permanent General insurance group, and the AIG insurance group. Some of our competitors have substantially greater financial and other resources than us, and they may offer a broader range of products or competing products at lower prices. Our revenues, profitability and financial condition could be materially adversely affected if we are required to decrease or are unable to increase prices to stay competitive or if we do not successfully retain our current customers and attract new customers.
Our business may be adversely affected by negative developments in the states in which we operate.
          We currently operate in 12 states located primarily in the Southeastern and Midwestern United States. For the year ended June 30, 2008, approximately 69% of our premiums earned were generated from non-standard personal automobile insurance policies written in five states. Our revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in the states in which we operate. Changes in any of these conditions could make it more costly or difficult for us to conduct business. Adverse regulatory developments, which could include reductions in the maximum rates permitted to be charged, restrictions on rate increases, fundamental changes to the design or implementation of the automobile insurance regulatory framework, or economic conditions that result in fewer customers purchasing or maintaining insurance, could reduce our revenues, increase our expenses or otherwise have a material adverse effect on our results of operations and financial condition. In addition, these developments could have a greater effect on us, as compared with more diversified insurers that also sell other types of automobile insurance products, write other additional lines of insurance coverages or whose premiums are not as concentrated in a single line of insurance.
Our business may be adversely affected by negative developments in the non-standard personal automobile insurance industry.
          Substantially all of our gross premiums written are generated from sales of non-standard personal automobile insurance policies. As a result of our concentration in this line of business, negative developments in the economic, competitive or regulatory conditions affecting the non-standard personal automobile insurance industry could reduce our revenues, increase our expenses or otherwise have a material adverse effect on our results of operations and financial condition. For example, the current difficult economic conditions in the United States have resulted in fewer customers purchasing and maintaining non-standard personal automobile insurance policies. In addition, developments affecting the non-standard personal automobile insurance industry could have a greater effect on us compared with more diversified insurers that also sell other types of automobile insurance products or write other additional lines of insurance.
Our ability to use net operating loss carryforwards to reduce future tax payments may be limited by applicable law.
          Based on our calculations and in accordance with the rules stated in the Internal Revenue Code of 1986, as amended (the “Code”), we do not believe that any “ownership change,” as described in the following paragraph and as defined in Section 382 of the Code, has occurred with respect to our net operating losses (“NOLs”) and accordingly we believe that there is no existing annual limitation under Section 382 of the Code on our ability to use NOLs to reduce our future taxable income. We did not obtain, and currently do not plan to obtain, an Internal Revenue Service (“IRS”) ruling or opinion of counsel regarding either of these conclusions.
          Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership of our total capital stock by more than 50 percentage points in any three-year period. If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount (the “Section 382 limitation”) equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the IRS. In the event of an ownership change, NOLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such excess NOLs can be used to offset taxable income for years within the carryforward

FIRST ACCEPTANCE CORPORATION 10-K
period subject to the Section 382 limitation in each year. Regardless of whether an ownership change occurs, the carryforward period for NOLs is either 15 or 20 years from the year in which the losses giving rise to the NOLs were incurred, depending on when those losses were incurred. The earliest losses that gave rise to our remaining NOLs were incurred in 1994 and will expire in 2009. The most recent losses that gave rise to our NOLs were incurred in 2003 and will expire in 2023. If the carryforward period for any NOL were to expire before that NOL had been fully utilized, the use of the unutilized portion of that NOL would be permanently prohibited. Our use of new NOLs arising after the date of an ownership change would not be affected by the Section 382 limitation, unless there were another ownership change after those new NOLs arose.
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
          Our future growth plans may include expanding into new states by opening new sales offices, acquiring the business and assets of other companies and possibly introducing additional insurance products. In order to grow our business successfully, we must apply for and maintain necessary licenses, properly design and price our products and identify, hire and train new claims, underwriting and sales employees. Our expansion will also place significant demands on our management, operations, systems, accounting, internal controls and financial resources. If we fail to do any one of these well, we may not be able to expand our business successfully. Even if we successfully complete an acquisition, we face the risk that we may acquire business in states in which market and other conditions may not be favorable to us. Any failure by us to manage growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.
We may not be successful in identifying acquisition candidates or integrating their operations, which could harm our financial results.
          In order to grow our business by acquisition, we must identify acquisition candidates and integrate the acquired operations. If we are unable to identify and acquire appropriate acquisition candidates, we may experience slower growth. If we do acquire additional companies or businesses, we could face increased costs, or, if we are unable to successfully integrate the operations of the acquired business into our operations, we could experience disruption of our business and distraction of our management, which may not be offset by corresponding increases in revenues. The integration of operations after an acquisition is subject to risks, including, among others, loss of key personnel of the acquired company, difficulty associated with assimilating the personnel and operations of the acquired company, potential disruption of ongoing business, maintenance of uniform standards, controls, procedures and policies and impairment of the acquired company’s reputation and relationships with its employees and clients. Any of these may result in the loss of customers. It is also possible that we may not realize, either at all or in a

FIRST ACCEPTANCE CORPORATION 10-K
timely manner, any or all benefits from recent and future acquisitions and may incur significant costs in connection with these acquisitions. Failure to successfully integrate future acquisitions could materially adversely affect the results of our operations.
New pricing, claim and coverage issues and class action litigation are continually emerging in the automobile insurance industry, and these new issues could adversely impact our revenues or our methods of doing business.
          As automobile insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims, coverages and business practices may emerge. These issues can have an adverse effect on our business by changing the way we price and market our products, extending coverage beyond our underwriting intent, requiring us to obtain additional licenses or increasing the size of claims. Recent examples of some emerging issues include:
•	concerns over the use of an applicant’s credit score or zip code as a factor in making risk selections and pricing decisions;

•	a growing trend of plaintiffs targeting automobile insurers in purported class action litigation relating to sales and marketing practices and claims-handling practices, such as total loss evaluation methodology, the use of aftermarket (non-original equipment manufacturer) parts and the alleged diminution in value to insureds’ vehicles involved in accidents; and

•	consumer groups lobbying state legislatures to regulate and require separate licenses for individuals and companies engaged in the sale of ancillary products or services.
          The effects of these and other unforeseen emerging issues could negatively affect our revenues or our methods of doing business.
Our insurance company subsidiaries are subject to statutory capital and surplus requirements and other standards, and their failure to meet these requirements or standards could subject them to regulatory actions.
          Our insurance company subsidiaries are subject to risk-based capital standards, which we refer to as RBC standards, and other minimum statutory capital and surplus requirements imposed under the laws of their respective states of domicile. The RBC standards, which are based upon the RBC Model Act adopted by the NAIC, require our insurance company subsidiaries to annually report their results of RBC calculations to the state departments of insurance and the NAIC.
          Failure to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Any changes in existing RBC standards or minimum statutory capital and surplus requirements may require our insurance company subsidiaries to increase their statutory capital and surplus levels, which they may be unable to do. This calculation is performed on a calendar year basis, and at December 31, 2007, FAIC, FAIC-GA and FAIC-TN maintained an RBC level in excess of an amount that would require any corrective actions on their part.
          State regulators also screen and analyze the financial condition of insurance companies using the NAIC Insurance Regulatory Information System, or IRIS. As part of IRIS, the NAIC database generates key financial ratio results obtained from an insurer’s annual statutory statements. A ratio result falling outside the defined range of IRIS ratios may result in further examination by a state regulator to determine if corrective action is necessary. As of December 31, 2007, FAIC and FAIC-TN had IRIS ratios outside the defined ranges that were reported to the appropriate regulatory authorities, but no regulatory authority has informed the insurance company subsidiaries that it intends to conduct a further examination of their financial condition. We cannot assure you that regulatory authorities will not conduct any such examination of the financial condition of our insurance company subsidiaries, or of the outcome of any such investigation. See “Business — Regulatory Environment.”

FIRST ACCEPTANCE CORPORATION 10-K
We rely on our information technology and communication systems, and the failure of these systems could materially adversely affect our business.
          Our business is highly dependent on the proprietary integrated technology systems that enable timely and efficient communication and data sharing among the various segments of our integrated operations. These systems are used in all our operations, including quotation, policy issuance, customer service, underwriting, claims, accounting, and communications. We have a technical staff that develops, maintains and supports all elements of our technology infrastructure. However, disruption of power systems or communication systems or any failure of our systems could result in deterioration in our ability to respond to customers’ requests, write and service new business, and process claims in a timely manner. We believe we have appropriate types and levels of insurance to protect our real property, systems, and other assets. However, insurance does not provide full reimbursement for all losses, both direct and indirect, that may result from an event affecting our information technology and communication systems.
Due to our largely fixed cost structure, our profitability may decline if our sales volume were to decline significantly.
          Our reliance on leased retail sales offices staffed by employee-agents results in a cost structure that has a high proportion of fixed costs. In times of increasing sales volume, our acquisition cost per policy decreases, improving our expense ratio, which we believe is one of the significant advantages of our business model. However, in times of declining sales volume, the opposite occurs. During times of declining sales volume we may close some of our retail sales offices or lay off some employee-agents to reduce our expenses.
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
          Three of our stockholders, Gerald J. Ford, our Chairman of the Board; Stephen J. Harrison, our Chief Executive Officer and a current director; and Thomas M. Harrison, Jr., our former Executive Vice President and Secretary and a current director, in the aggregate, control approximately 63% of our outstanding common stock. If these stockholders acted or voted together, they would have the power to control the election and removal of our directors. They would also have significant control over other matters requiring stockholder approval, including the approval of major corporate transactions and proposed amendments to our certificate of incorporation. In addition, this concentration of ownership may delay or prevent a change in control of the Company, as well as frustrate attempts to replace or remove current management, even when a change may be in the best interests of our other stockholders. Furthermore, the interests of these stockholders may not always coincide with the interests of the Company or other stockholders.

FIRST ACCEPTANCE CORPORATION 10-K
Our insurance company subsidiaries are subject to regulatory restrictions on paying dividends to us.
          State insurance laws limit the ability of our insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. These restrictions affect the ability of our insurance company subsidiaries to pay dividends to our holding company and may require our subsidiaries to obtain the prior approval of regulatory authorities, which could slow the timing of such payments to us or reduce the amount that can be paid. To the extent our holding company may need to rely, in part, on receiving dividends from the insurance company subsidiaries to pay its obligations, the limit on the amount of dividends that can be paid by the insurance company subsidiaries may affect our ability to pay those obligations. The dividend-paying ability of the insurance company subsidiaries is discussed in Note 21 to the consolidated financial statements.
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
          Among other things, regulation and supervision of us and our subsidiaries extends to:
          Required Licensing. We and our subsidiaries operate under licenses issued by various state insurance authorities. These licenses govern, among other things, the types of insurance coverages, agency and claims services and motor club products that we and our subsidiaries may offer consumers in the particular state. If a regulatory authority denies or delays granting any such license, our ability to enter new markets or offer new products could be substantially impaired.
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
          Regulation of Rates and Policy Forms. The insurance laws of most states in which our insurance company subsidiaries operate require insurance companies to file premium rate schedules and policy forms for review and approval. State insurance regulators have broad discretion in judging whether our rates are adequate, not excessive and not unfairly discriminatory. The speed at which we can change our rates in response to market conditions or increasing costs depends, in part, on the method by which the applicable state’s rating laws are administered. Generally, state insurance regulators have the authority to disapprove our requested rates. If as permitted in some states, we begin using new rates before they are approved, we may be required to issue premium refunds or credits to our policyholders if the new rates are ultimately disapproved by the applicable state regulator. In addition, in some states, there has been pressure in past years to reduce premium rates for automobile and other personal insurance or to limit how often an insurer may request increases for such rates. In states where such pressure is applied, our ability to respond to market developments or increased costs in that state may be adversely affected.
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

FIRST ACCEPTANCE CORPORATION 10-K
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
          Our certificate of incorporation and bylaws also contain the following provisions that could prevent or inhibit a third party from acquiring us:
•	the requirement that only stockholders owning at least one-third of the outstanding shares of our common stock may call a special stockholders’ meeting; and

•	the requirement that stockholders owning at least two-thirds of the outstanding shares of our common stock must approve any amendment to our certificate of incorporation provisions concerning the transfer restrictions and the ability to call special stockholders’ meetings.
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
Item 1B. Unresolved Staff Comments
          None.
Item 2. Properties
          We lease office space in Nashville, Tennessee for our corporate offices (approximately 21,000 square feet) and for our claims and customer service center (approximately 51,000 square feet). We also lease office space in Chicago, Illinois, Tampa, Florida and Irving, Texas for our regional claims offices and in Chicago, Illinois and Houston, Texas for our regional customer service centers. Our retail locations are all leased and typically are located in storefronts in retail shopping centers, and each location typically contains less than 1,000 square feet of space. See Note 9 to our consolidated financial statements for further information about leases.

FIRST ACCEPTANCE CORPORATION 10-K
Item 3. Legal Proceedings
          We are a party to litigation in Alabama and Georgia in which allegations are made with respect to our sales practices, primarily the sale of motor club memberships currently or formerly sold in those states. Annette Rush v. Village Auto Insurance Company, Inc. (now known as First Acceptance Insurance Company of Georgia, Inc.) was filed on October 26, 2005, as a putative class action in the Superior Court of Fulton County, Georgia. Margaret Franklin v. Vesta Insurance Corp., et al. was filed on July 14, 2006, as a putative class action in the Circuit Court of Bullock County, Alabama. Keisha Milbry Monday, et al. v. First Acceptance Corp., et al. was filed on February 13, 2007, in the Circuit Court of Bullock County, Alabama. Carrie Jackson v. Alabama Acceptance Insurance Agency, Inc. was filed on July 24, 2007, as a putative class action in the Circuit Court of Bullock County, Alabama. Solomon and Catherine Warren, et al. v. First Acceptance Corp., et al. was filed on November 9, 2007, in the Circuit Court of Barbour County, Alabama. The suits generally allege that we implemented a program to convince our consumers who purchased automobile insurance policies to also purchase motor club memberships or that we charged our consumers billing fees associated with our products that were not properly disclosed, and seek unspecified damages and attorneys’ fees. The Georgia Superior Court certified the class in the Georgia lawsuit in December 2006. The Georgia Court of Appeals affirmed the class certification decision and the Georgia Supreme Court denied our Petition for Certiorari in January 2008. The court has not certified classes of plaintiffs in the two Alabama putative class actions. We have denied all allegations of wrongdoing, have vigorously defended the Company against these actions, and believe that we have meritorious defenses to these claims.
          Notwithstanding the foregoing, to avoid the uncertainty, risks and costs of further litigation, we have determined to settle this litigation. Pursuant to the terms of the settlement agreement, the plaintiffs in the Georgia litigation will be divided into two classes: (i) persons who were insured by the Company on September 1, 2008 who purchased an automobile club membership with their automobile insurance and (ii) persons who were insured by the Company prior to September 1, 2008 who purchased an automobile club membership with their automobile insurance. Pursuant to the terms of the settlement, each class member who was insured by the Company on September 1, 2008 will receive a premium credit equal to 100% of the amounts he or she paid for automobile club memberships and deferred billing fees against the premium for new or renewal automobile insurance policies for up to twelve months of liability or uninsured motorist coverage issued by the Company prior to December 31, 2009, unless he or she elects, prior to December 31, 2008, to receive instead of the premium credit a reimbursement certificate that provides for cash reimbursement of up to a maximum total payment of $50 for any rental or towing expenses incurred by the class member on or before December 31, 2009 as a result of the disablement of his or her vehicle because of an accident. Each class member who was insured by the Company prior to September 1, 2008 will receive a reimbursement certificate that provides for cash reimbursement of up to a maximum total payment of $50 for any rental or towing expenses incurred by the class member on or before December 31, 2009 as a result of the disablement of his or her vehicle because of an accident, unless he or she elects, prior to December 31, 2008, to receive instead of the reimbursement certificate, a premium credit equal to 100% of the amounts he or she paid for automobile club memberships and deferred billing fees against the premium for new automobile insurance policies for up to twelve months of liability or uninsured motorist coverage issued by the Company prior to June 30, 2010. Any premium credits issued to class members as described above will be prorated over a twelve-month term not to extend beyond June 30, 2010, and the class member will be entitled to the prorated premium credit only so long as he or she keeps their insurance premiums current during the twelve-month term. No benefits will be available to class members until January 1, 2009. We have also agreed to strengthen our disclosures to customers of all relevant fees, charges and coverages. In addition, we have agreed to pay $3.8 million in fees and expenses for the attorneys for the Georgia plaintiffs and pay all costs associated with the administration of the settlement. The settlement agreement is subject to approval by the court, and we expect the court to hold a hearing to consider the settlement in November 2008.
          We have also agreed upon preliminary settlement terms with the plaintiffs in the Alabama litigation. The preliminary settlement terms provide for benefits to the Alabama plaintiffs substantially similar to the benefits to be paid to the Georgia plaintiffs, and a payment of $2.5 million in fees and expenses for the attorneys for the Alabama plaintiffs. The settlement of the Alabama litigation is subject to the negotiation of a definitive settlement agreement and approval of the settlement agreement by the applicable courts.

FIRST ACCEPTANCE CORPORATION 10-K
          At this time, we are unable to estimate the total costs associated with the Georgia and Alabama litigation settlements. The costs of the settlements will depend, among other factors, upon whether class members receive premium credits or reimbursement certificates pursuant to the terms of the settlements and the rate of redemption of the premium credits and reimbursement certificates. We estimate that there are approximately 11,000 persons who were insured by the Company on September 1, 2008 and approximately 155,000 persons who were insured by the Company prior to September 1, 2008 that, pursuant to the terms of the settlement agreement, are members of the plaintiff class in the Georgia litigation. We estimate that there are approximately 55,000 persons who were insured by the Company prior to September 1, 2008 that, pursuant to the proposed settlement terms, would be eligible to be members of the plaintiff class in the Alabama litigation. The total amount received by the Company relating to motor club memberships and deferred billing fees is $24.7 million for the State of Georgia and $5.8 million for the State of Alabama.
          At June 30, 2008, we accrued an aggregate of $6.7 million related to the expenses of the litigation settlements, consisting of $6.3 million in plaintiffs’ attorneys’ fees and expenses and $0.4 million in estimated costs associated with the administration of the settlement. We will accrue additional amounts relating to the costs of the litigation settlements when those amounts become reasonably estimable.
          We are currently in discussions with our insurance carriers regarding coverage for the costs and expenses incurred relating to the litigation settlements and are not able currently to estimate the amount, if any, that we may receive from our insurance carriers. As a result, we have not accrued any amount at June 30, 2008 for insurance recoveries that may offset the costs and expenses relating to the litigation settlements. Any such insurance recoveries will be recorded in our operating results during the periods in which the recoveries are probable.
Item 4. Submission of Matters to a Vote of Security Holders
          There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 2008.

FIRST ACCEPTANCE CORPORATION 10-K
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
          Our common stock is currently quoted on the New York Stock Exchange under the symbol “FAC.” The following table sets forth quarterly high and low bid prices for our common stock for the periods indicated based upon quotations periodically published by the New York Stock Exchange. All price quotations represent prices between dealers, without accounting for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	Price Range
	High	Low
Year Ended June 30, 2007
First Quarter	$12.17	$10.80
Second Quarter	11.65	10.07
Third Quarter	10.78	10.00
Fourth Quarter	10.83	9.97

Year Ended June 30, 2008
First Quarter	$10.37	$4.60
Second Quarter	5.46	3.12
Third Quarter	4.52	2.85
Fourth Quarter	4.33	2.90
Holders
          According to the records of our transfer agent, there were 483 holders of record of our common stock on September 10, 2008, including record holders such as banks and brokerage firms who hold shares for beneficial holders, and 48,054,667 shares of our common stock were outstanding.
Dividends
          We paid no dividends during the two most recent fiscal years. We do not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions. See “Liquidity and Capital Resources” within Item 7 and Note 21 to our consolidated financial statements for a discussion of the legal restrictions on the ability of our insurance company subsidiaries to pay dividends.
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

FIRST ACCEPTANCE CORPORATION 10-K
Performance Graph
          The following graph compares the total cumulative shareholder return for $100 invested in our common shares against the cumulative total return of the Russell 3000 Index and the S&P Property & Casualty Insurance Index on June 30, 2003 to the end of the most recently completed fiscal year.

	June 30,
	2003	2004	2005	2006	2007	2008
First Acceptance Corporation	100.00	128.91	174.22	216.94	187.11	58.93
Russell 3000	100.00	120.46	130.16	142.60	171.22	149.50
S&P Property & Casualty Insurance	100.00	118.77	135.01	142.90	163.45	114.44

FIRST ACCEPTANCE CORPORATION 10-K
Item 6. Selected Financial Data
          The following tables provide selected historical consolidated financial and operating data of the Company as of the dates and for the periods indicated. In conjunction with the data provided in the following tables and in order to more fully understand our historical consolidated financial and operating data, you should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included in this report. We derived our selected historical consolidated financial data as of June 30, 2008 and 2007 and for the years ended June 30, 2008, 2007 and 2006 from our consolidated financial statements included in this report. We derived our selected historical consolidated financial data as of June 30, 2006, 2005 and 2004 and for the years ended June 30, 2005 and 2004 from our consolidated financial statements not included in this report. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.
          The actual results for the year ended June 30, 2004 reflect only the results of USAuto’s operations since the date of acquisition (April 30, 2004). The unaudited pro forma results for the year ended June 30, 2004 give effect to the USAuto acquisition and related transactions as if they had been consummated on July 1, 2003.
          The unaudited pro forma results should not be considered indicative of actual results that would have been achieved had the USAuto acquisition and related transactions been consummated on July 1, 2003 and do not purport to indicate results of operations for any future period.

FIRST ACCEPTANCE CORPORATION 10-K

	Year Ended June 30,
						Proforma
					Actual	2004
	2008	2007	2006	2005	2004	(unaudited)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Premiums earned	$285,914	$300,661	$208,771	$132,677	$11,728	$57,716
Commission and fee income	36,479	37,324	26,757	26,821	4,401	26,275
Investment income	11,250	8,863	5,762	3,353	958	1,431
Other	(1,244)	789	7,712	3,944	6,066	14,901

Total revenues	332,399	347,637	249,002	166,795	23,153	100,323

Expenses:
Losses and loss adjustment expenses	219,943	241,908	140,845	87,493	7,167	36,616
Insurance operating expenses	98,433	97,629	75,773	49,921	7,194	41,142
Other operating expenses	2,415	2,623	2,494	2,775	6,235	2,278
Litigation settlement	7,468	—	—	—	—	—
Stock-based compensation	1,507	1,063	500	332	7,850	—
Depreciation and amortization	1,679	1,624	1,463	1,920	648	1,366
Interest expense	4,977	1,874	898	351	44	318

Total expenses	336,422	346,721	221,973	142,792	29,138	81,720

Income (loss) before income taxes	(4,023)	916	27,029	24,003	(5,985)	18,603
Provision (benefit) for income taxes	13,822	17,586	(1,039)	(2,153)	(2,189)	6,983

Net income (loss)	$(17,845)	$(16,670)	$28,068	$26,156	$(3,796)	$11,620

Per Share Data:
Net income (loss) per share:
Basic	$(0.37)	$(0.35)	$0.59	$0.56	$(0.15)	$0.25
Diluted	$(0.37)	$(0.35)	$0.57	$0.53	$(0.15)	$0.24
Number of shares used to calculate net income (loss) per share:
Basic	47,628	47,584	47,487	47,055	24,965	46,405
Diluted	47,628	47,584	49,576	48,989	24,965	47,883

	June 30,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Balance Sheet Data:
Fixed maturities, available-for-sale at fair value	$189,570	$176,555	$127,828	$74,840	$33,243
Cash, cash equivalents and other invested assets	38,646	34,161	31,534	35,682	38,352
Deferred tax asset, net	17,593	30,936	48,068	48,106	45,493
Total assets	473,230	498,892	435,327	331,645	286,450
Total liabilities	247,771	259,408	181,904	103,316	92,224
Total stockholders’ equity	225,459	239,484	253,423	228,329	194,226

Book value per common share	$4.69	$5.03	$5.33	$4.81	$4.17

FIRST ACCEPTANCE CORPORATION 10-K
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
          Prior to our April 30, 2004 acquisition of USAuto Holdings, Inc., we were engaged in pursuing opportunities to acquire one or more operating companies. In addition, we marketed for sale a portfolio of foreclosed real estate. We will continue to market the remaining real estate we hold, consisting of two tracts of land in San Antonio, Texas, and will attempt to sell it on a basis that provides us with the best economic return. We do not anticipate any new investments in real estate.
          As of September 1, 2008, we leased and operated 431 retail locations (or “stores”), staffed by employee-agents. Our employee-agents exclusively sell non-standard insurance products either underwritten or serviced by us. As of September 1, 2008, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states.
          The following table shows the number of our retail locations for the periods presented. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Year Ended June 30,
	2008	2007
Retail locations — beginning of period	462	460
Opened	4	18
Closed	(35)	(16)

Retail locations — end of period	431	462

          The following table shows the number of our retail locations by state.

	June 30,
	2008	2007	2006

Alabama	25	25	25
Florida	40	41	39
Georgia	61	62	63
Illinois	80	81	86
Indiana	19	24	26
Mississippi	8	8	8
Missouri	14	15	18
Ohio	29	30	30
Pennsylvania	19	25	25
South Carolina	28	28	21
Tennessee	20	20	20
Texas	88	103	99

Total	431	462	460

FIRST ACCEPTANCE CORPORATION 10-K
Consolidated Results of Operations
          Overview
          Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of foreclosed real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses.
          The following table presents selected financial data for our insurance operations and real estate and corporate segments for the periods presented.

	Year Ended June 30,
	2008	2007	2006
	(in thousands)
Revenues:
Insurance	$332,219	$347,431	$244,557
Real estate and corporate	180	206	4,445

Consolidated total	$332,399	$347,637	$249,002

Income (loss) before income taxes:
Insurance	$4,685	$6,252	$26,476
Real estate and corporate	(8,708)	(5,336)	553

Consolidated total	$(4,023)	$916	$27,029

          Our insurance operations generate revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:
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
          The following table presents premiums earned by state and includes policies written and assumed by the insurance company subsidiaries through quota-share reinsurance. Although we are licensed in Texas, we currently write some business in Texas through the Texas county mutual insurance company system that is assumed 100% by one of our insurance company subsidiaries.

	Year Ended June 30,
	2008	2007	2006
	(in thousands)
Premiums earned:
Georgia	$60,928	$70,312	$68,905
Florida	43,017	55,117	26,320
Texas	33,769	32,480	18,595
Illinois	32,009	31,201	7,679
Alabama	28,780	30,316	28,942
South Carolina	23,634	14,797	1,238
Tennessee	20,772	23,800	24,378
Ohio	15,416	16,455	14,043
Pennsylvania	10,041	6,937	1,994
Indiana	7,131	8,186	6,161
Missouri	5,630	6,087	5,331
Mississippi	4,787	4,973	5,185

Total premiums earned	$285,914	$300,661	$208,771

FIRST ACCEPTANCE CORPORATION 10-K
          The following table presents the change in the total number of policies in force for the insurance operations for the periods presented. Policies in force increase as a result of new policies issued and decrease as a result of policies that are canceled or expire and are not renewed.

	Year Ended June 30,
	2008	2007	2006
Policies in force — beginning of period	226,974	200,401	119,422
Net increase (decrease) during period	(32,895)	26,573	80,979

Policies in force — end of period	194,079	226,974	200,401

          Insurance companies present a combined ratio as a measure of their overall underwriting profitability. The components of the combined ratio are as follows.
          Loss Ratio — Loss ratio is the ratio (expressed as a percentage) of losses and loss adjustment expenses incurred to premiums earned and is a basic element of underwriting profitability. We calculate this ratio based on all direct and assumed premiums earned.
          Expense Ratio — Expense ratio is the ratio (expressed as a percentage) of operating expenses to premiums earned. This is a measurement that illustrates relative management efficiency in administering our operations. Insurance operating expenses are reduced by fee income from insureds and, for the period from January 1, 2006 through December 31, 2006, a transaction service fee we received for servicing the run-off business previously written by the Chicago non-standard insurance agencies whose business we acquired in January 2006 (“Chicago acquisition”).
          Combined Ratio — Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, an insurance company cannot be profitable without sufficient investment income. The following table presents the loss, expense and combined ratios for our insurance operations for the periods presented.

	Year Ended June 30,
	2008	2007	2006
Loss and loss adjustment expense	76.9%	80.4%	67.5%
Expense	21.7%	19.8%	21.5%

Combined	98.6%	100.2%	89.0%

          The expense ratio for the year ended June 30, 2008 includes expenses of $1.3 million related to (i) severance and related benefits charges of $1.0 million incurred in connection with separation agreements with certain officers and retail management personnel and (ii) costs of $0.3 million associated with the closure of poor performing stores. The effect of these expenses had a negative impact of 40 basis points on the expense ratio for the year ended June 30, 2008.
          The non-standard personal automobile insurance industry is cyclical in nature. Likewise, adverse economic conditions impact our customers and many will choose to go uninsured during a weak economy. In the past, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. If new competitors enter this market, existing competitors may attempt to increase market share by lowering rates. Such conditions could lead to reduced prices, which would negatively impact our revenues and profitability. We believe that between 2002 and 2005, the underwriting results in the non-standard personal automobile insurance industry improved as a result of favorable pricing and competitive conditions that allowed for broad increases in rate levels by insurers. While we did witness a stabilization in the industry during 2006 and a robust economy through 2007, more recently, competitive pricing and the weakening economy have resulted in declines in premiums in most states. Given the cyclical nature of the industry and the economy, these conditions may negatively impact our revenues and profitability.

FIRST ACCEPTANCE CORPORATION 10-K
Investments
          We use the services of an independent investment manager to manage our fixed investment portfolio. The investment manager conducts, in accordance with the Company’s investment policy, all of the investment purchases and sales for our insurance company subsidiaries. Our investment policy has been established by the Investment Committee of our Board of Directors and specifically addresses overall investment goals and objectives, authorized investments, prohibited securities, and guidelines as to asset allocation, duration and credit quality. The portfolio is compared with a customized Lehman Brothers index. We do not invest in equity securities. Management and the Investment Committee meet regularly to review the performance of the portfolio and compliance with the Company’s investment guidelines, including the approval of all purchase and sale transactions.
          The invested assets of the insurance company subsidiaries consist substantially of marketable, investment grade, U.S. government securities, municipal bonds, corporate bonds and collateralized mortgage obligations. We also invest a portion of the portfolio in certain securities issued by political subdivisions which enable our insurance company subsidiaries to obtain premium tax credits. Investment income is comprised primarily of interest earned on these securities, net of related investment expenses. Realized gains and losses, which are included in other revenues in our consolidated statements of operations, may occur from time to time as changes are made to our holdings to obtain premium tax credits or based upon changes in interest rates.
          Our consolidated investment portfolio was $189.6 million at June 30, 2008 and consisted of fixed maturity securities, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity on an after-tax basis. We had net unrealized losses of $0.5 million on fixed maturity securities at June 30, 2008.
          At June 30, 2008, 99.8% of our investment portfolio was rated “investment grade” (a credit rating of AAA to BBB) by nationally recognized rating agencies. The average credit rating of our fixed maturity portfolio was AA+ at June 30, 2008. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
          Investments in collateralized mortgage obligations (“CMOs”) were $68.9 million at June 30, 2008 and represented 36% of our fixed maturity portfolio. CMOs are subject to significant extension risk in periods of rising interest rates as mortgages may be repaid slower than expected. As of June 30, 2008, all of our CMOs were considered investment grade. In addition, 96% of the CMOs were rated AAA and 77% of our CMOs were backed by agencies of the United States government. Of the non-agency CMOs, 83% were rated AAA.
          The following table summarizes our fixed maturity securities at June 30, 2008 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government and agencies	$32,046	$1,112	$(1)	$33,157
State	7,423	168	(77)	7,514
Political subdivisions	3,606	7	(28)	3,585
Revenue and assessment	30,066	288	(440)	29,914
Corporate bonds	47,381	154	(1,006)	46,529
Collateralized mortgage obligations	69,518	650	(1,297)	68,871

	$190,040	$2,379	$(2,849)	$189,570

FIRST ACCEPTANCE CORPORATION 10-K
          The following table sets forth the scheduled maturities of our fixed maturity securities at June 30, 2008 based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities with No	All
	Securities with	Securities with	Unrealized Gains or	Fixed Maturity
	Unrealized Gains	Unrealized Losses	Losses	Securities
One year or less	$7,352	$980	$225	$8,557
After one through five years	40,287	16,227	—	56,514
After five through ten years	20,085	24,732	—	44,817
After ten years	2,730	8,081	—	10,811
No single maturity date	39,730	27,559	1,582	68,871

	$110,184	$77,579	$1,807	$189,570

Year Ended June 30, 2008 Compared with the Year Ended June 30, 2007
          Consolidated Results
          Revenues for the year ended June 30, 2008 decreased 4% to $332.4 million from $347.6 million in the prior year. Net loss for the year ended June 30, 2008 was $17.8 million, compared with a net loss of $16.7 million for the year ended June 30, 2007. Basic and diluted net loss per share was $0.37 for the year ended June 30, 2008, compared with $0.35 for the year ended June 30, 2007.
          Insurance Operations
          Revenues from insurance operations were $332.2 million for the year ended June 30, 2008, compared with $347.4 million for the year ended June 30, 2007. Income before income taxes from insurance operations for the year ended June 30, 2008 was $4.7 million, compared with $6.3 million for the year ended June 30, 2007.
          Premiums Earned
          Premiums earned decreased by $14.7 million, or 5%, to $285.9 million for the year ended June 30, 2008, from $300.7 million for the year ended June 30, 2007. This decline was due to the decrease in the number of policies written, which was partially offset by higher average premiums per policy as a result of rate increases taken in a number of states to improve underwriting profitability. The decrease in the policies written was due to the current weak economic conditions impacting our customers, rate increases taken in a number of states to improve underwriting profitability and the closure of 45 poor performing stores since January 2007.
          Premiums earned in Florida, Georgia and Tennessee for the year ended June 30, 2008 declined by $24.5 million over the prior year. These markets collectively accounted for 44% of premiums earned during fiscal 2008, down from 50% in the prior year. Our premiums earned in these states were adversely affected by a decline in used car sales, which have historically been a significant contributor to new policy growth in these markets. Additionally, the decline in our Florida market was due to a January 1, 2008 rate increase to improve our underwriting profitability and the decline in our Georgia market was due to state legislation intended to curb illegal immigration. The decline in premiums earned was partially offset by premium growth of $11.9 million in our emerging markets of South Carolina and Pennsylvania.
          The total number of insured policies in force at June 30, 2008 decreased 15% over the same date in 2007 from 226,974 to 194,079. At June 30, 2008, we operated 431 stores, compared with 462 stores at June 30, 2007.

FIRST ACCEPTANCE CORPORATION 10-K
          Commission and Fee Income
          Commission and fee income decreased 2% to $36.5 million for the year ended June 30, 2008, from $37.3 million for the year ended June 30, 2007. The decrease was a result of the decrease in policies in force noted above partially offset by higher fee income in Illinois and Florida.
          Investment Income
          Investment income increased during the year ended June 30, 2008 as invested assets increased as a result of cash provided by operating activities and the proceeds received from the sale of debentures in June 2007. The tax-equivalent book yields for our fixed maturities portfolio were 5.1% and 5.2% at June 30, 2008 and 2007, respectively, with effective durations of 3.69 years and 3.43 years at June 30, 2008 and 2007, respectively. The yields for the comparable Lehman Brothers indices were 4.8% and 5.5% at June 30, 2008 and 2007, respectively.
          Other
          Included in other revenues during the year ended June 30, 2008 are $1.4 million of charges related to the other-than-temporary impairment of certain non-agency CMOs in our investment portfolio. Due to the deterioration in liquidity in the credit markets during calendar 2008, yields on certain non-agency CMOs declined below projected book yields requiring the $1.4 million impairment of these securities under the guidance set forth in Emerging Issues Task Force Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”).
          Other revenues for the year ended June 30, 2007 are primarily comprised of $0.9 million in transaction service fees earned for servicing the run-off business previously written by the Chicago non-standard insurance agencies whose assets we acquired in January 2006. We received the transaction service fee from the effective date of the acquisition in January 2006 through December 31, 2006.
          Loss and Loss Adjustment Expenses
          The loss and loss adjustment expense ratio was 76.9% for the year ended June 30, 2008, compared with 80.4% for the same period last year. During fiscal 2007, we experienced a higher than anticipated loss and loss adjustment expense ratio primarily as a result of significant unanticipated increases in (i) the frequency of Personal Injury Protection (“PIP”) coverage losses in Florida, (ii) the severity of bodily injury losses in Florida and Georgia, and (iii) the severity of property damage losses in Georgia and other states. This higher than anticipated severity in Georgia bodily injury losses in fiscal 2007 was driven by a higher than anticipated occurrence of large losses (losses of $10,000 or above). Additionally, the loss and loss adjustment expense ratio for fiscal 2008 improved due to rate increases in Florida taken in connection with the reinstatement of Florida’s Motor Vehicle No-Fault Law (PIP coverage). This law and the related coverage expired September 30, 2007 but was reinstated effective January 1, 2008. Our loss ratio (exclusive of loss adjustment expenses) for Florida’s PIP coverage improved to 97.2% for the year ended June 30, 2008 from 105.1% for the prior fiscal year. Premiums earned on Florida’s PIP coverage decreased to $13.6 million from $15.5 million over the same period.
          For the year ended June 30, 2008, we experienced favorable development for prior accident periods of approximately $1.4 million. For the year ended June 30, 2007, we experienced negative development for losses occurring in prior accident periods of approximately $3.9 million. We believe this development for the year ended June 30, 2008 was due to the inherent uncertainty in the estimation process and was not the result of any individual factor. The estimation process for the year ended June 30, 2007 was impacted by our limited historical loss experience in our newer states which required more judgment in determining our loss reserve estimates for those states.
          Excluding development for prior accident periods, for those premiums earned during the years ended June 30, 2008 and 2007, the loss and loss adjustment expense ratios were 77.4% and 79.2%, respectively. We believe that this improvement was the result of (i) the absence of the negative factors experienced during fiscal 2007, (ii) the impact of rate increases taken during fiscal 2008 in Florida (January 2008), Indiana (February 2008), Texas (March 2008) and South Carolina (May 2008) and (iii) improvements in our underwriting and claim handling practices.

FIRST ACCEPTANCE CORPORATION 10-K
          Operating Expenses
          Insurance operating expenses increased 1% to $98.4 million for the year ended June 30, 2008 from $97.6 million for the year ended June 30, 2007. This increase was primarily a result of (i) severance and related benefits charges of $1.0 million incurred in connection with separation agreements with certain officers and retail management personnel, (ii) expenses of $0.3 million associated with the closure of poor performing stores and (iii) costs relating to the increased investment in our product, actuarial and information technology functions to support our rate-making capabilities. The increased costs were partially offset by cost savings related to the decline in the number of active retail locations.
          The expense ratio increased from 19.8% for the year ended June 30, 2007 to 21.7% for the year ended June 30, 2008. This increase was primarily due to the year-over-year decline in premiums earned and the net effect of the expenses discussed above which had a negative impact of 40 basis points on the expense ratio during the year ended June 30, 2008 and the positive impact on the expense ratio during the year ended June 30, 2007 from the transaction service fee of $0.9 million, or 30 basis points, earned through December 31, 2006 in connection with the Chicago acquisition.
          Overall, the combined ratio decreased to 98.6% for the year ended June 30, 2008 from 100.2% for the year ended June 30, 2007.
          Litigation Settlement
          Litigation settlement costs for the year ended June 30, 2008 of $7.5 million relate to the provision of $6.3 million associated with estimated payments of the fees and costs of plaintiffs’ counsel, $0.4 million in estimated costs associated with the administration of the settlement as well as $0.8 million incurred in connection with our defense of the litigation in Alabama and Georgia. We have entered into a settlement agreement relating to the Georgia litigation, which is subject to approval by the court, and have agreed upon preliminary settlement terms with the plaintiffs in the Alabama actions. The settlement of the Alabama litigation is subject to negotiation of a definitive settlement agreement and approval by the applicable courts. Pursuant to the litigation settlements, we would (i) provide the plaintiffs with either a premium credit towards a future insurance policy or a reimbursement certificate for certain future towing and rental expenses, (ii) strengthen our disclosures to customers of all relevant fees, charges and coverages, (iii) pay an aggregate of $6.3 million in fees and expenses for the attorneys for the plaintiffs and (iv) pay the costs associated with the administration of the settlements.
          At this time, we are unable to estimate the total costs associated with the Georgia and Alabama litigation settlements. The costs of the settlements will depend, among other factors, upon whether class members receive premium credits or reimbursement certificates pursuant to the terms of the settlements and the rate of redemption of the premium credits and reimbursement certificates. The litigation settlement costs are set forth separately in the consolidated statements of operations. We anticipate that our payment of the $6.3 million in plaintiffs’ attorneys’ fees and expenses and the $0.4 million in estimated costs associated with the administration of the settlement, both of which were accrued at June 30, 2008, will occur in calendar year 2009, after the final approvals from the courts.
          We are currently in discussions with our insurance carriers regarding coverage for the costs and expenses incurred relating to the litigation settlements and are not able currently to estimate the amount, if any, that we may receive from our insurance carriers. As a result, we have not accrued any amount at June 30, 2008 for insurance recoveries that may offset the costs and expenses relating to the litigation settlements. Any such insurance recoveries will be recorded in our operating results during the periods in which the recoveries are probable. For additional information with respect to the litigation settlements, see “Item 3. Legal Proceedings.”

FIRST ACCEPTANCE CORPORATION 10-K
          Provision for Income Taxes
          The provision for income taxes for the year ended June 30, 2008 includes a charge of $11.4 million related to the expiration of certain federal net operating loss carryforwards as well as an increase in the valuation allowance for the deferred tax asset of $3.6 million resulting in a charge totaling $15.0 million. The provision for income taxes for the year ended June 30, 2007 includes an increase in the valuation allowance for the deferred tax asset of $6.9 million as well as $10.0 million related to the expiration of certain net operating loss carryforwards resulting in a deferred tax asset charge totaling $16.9 million. The changes during the years ended June 30, 2008 and 2007 related to the valuation allowance were due to revisions in estimates for our future taxable income based on the most recent fiscal year results. The charges during the years ended June 30, 2008 and 2007 related to the expiration of net operating loss carryforwards were due to taxable income for the most recent fiscal year being less than our prior estimates.
Real Estate and Corporate
          Loss before income taxes for the year ended June 30, 2008 was $8.7 million, compared with $5.3 million for the year ended June 30, 2007. Segment losses consist of other operating expenses not directly related to the insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. During the year ended June 30, 2008, interest expense in connection with borrowings under our credit facility decreased to $0.7 million from $1.7 million during the year ended June 30, 2007 as a result of lower outstanding indebtedness. In addition, we incurred $3.9 million and $0.2 million of interest expense during the years ended June 30, 2008 and 2007, respectively, related to the debentures issued in June 2007. Other operating expenses for the year ended June 30, 2008 also included a $0.5 million accrual for disputed Texas franchise taxes on sales of foreclosed real estate held for sale and $0.2 million in costs associated with amendments made to our credit agreement.
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
          Premiums Earned
          For the year ended June 30, 2007, premiums earned increased by $91.9 million, or 44%, to $300.7 million from $208.8 million for the year ended June 30, 2006. The increase was due primarily to the expansion of our business. Approximately 87% of the premium growth was in Florida, Texas and South Carolina, where we opened 102 locations in fiscal 2006, and Chicago, where we acquired 72 locations in January 2006. The total number of insured policies in force at June 30, 2007 increased 13% over the same date in 2006 from 200,401 to 226,974. At June 30, 2007, we operated 462 stores, compared with 460 stores at June 30, 2006.
          Commission and Fee Income
          Commission and fee income increased 39% to $37.3 million for the year ended June 30, 2007, from $26.8 million for the year ended June 30, 2006. This increase was the result of the growth in net premiums earned. However, fee income increased at a rate lower than our increase in premiums earned because we charge lower fees in Florida compared with our other states.

FIRST ACCEPTANCE CORPORATION 10-K
          Investment Income
          Investment income increased primarily as a result of the increase in the amount of invested assets. The tax-equivalent book yields for our fixed maturities portfolio were 5.2% and 5.6% at June 30, 2007 and 2006, respectively, with effective durations of 3.43 years and 3.83 years at June 30, 2007 and 2006, respectively. The yields for the comparable Lehman Brothers indices were 5.5% at June 30, 2007 and 2006.
          Other
          Other revenues for the year ended June 30, 2007 included $0.9 million, compared with $4.1 million for the prior year, from a transaction service fee earned through December 2006 in connection with the Chicago acquisition for servicing the run-off business previously written by the Chicago agencies whose assets we acquired in January 2006. We received the transaction service fee from the effective date of the acquisition in January 2006 through December 31, 2006.
          Loss and Loss Adjustment Expenses
          The loss and loss adjustment expense ratio was 80.4% for the year ended June 30, 2007, compared with 67.5% for the same period last year. For the year ended June 30, 2007, we experienced a negative development for losses occurring in prior accident periods of approximately $3.9 million. For the premiums earned during this fiscal year, the loss and loss adjustment expense ratio was 79.2%. During fiscal 2007, we experienced significant unanticipated increases in (1) the frequency of PIP losses in Florida, (2) the severity of bodily injury losses in Florida and Georgia, and (3) the severity of property damage losses in Georgia and other states. The higher than anticipated severity in Georgia bodily injury losses in fiscal 2007 was somewhat driven by a higher than anticipated occurrence of large losses (losses of $10,000 or above). To a lesser extent, the increase in the loss and loss adjustment expense ratio for fiscal 2007 was the result of a change in our business mix resulting from premium growth in our emerging states of Florida and Texas where we anticipated higher loss ratios. Our loss ratio (exclusive of loss adjustment expenses) for Florida’s PIP coverage was 105.1% for the year ended June 30, 2007 on premiums earned of $15.5 million.
          In January 2007, we hired a new head of product management with significant experience in rate making for the non-standard automobile insurance sector. In addition, we filed new rates in Florida (December 2006), South Carolina and Georgia (March 2007) and Pennsylvania (September 2007).
          Operating Expenses
          Insurance operating expenses increased 29% to $97.6 million for the year ended June 30, 2007 from $75.8 million for the year ended June 30, 2006. This increase was primarily due to the fiscal 2006 addition of new stores (including those acquired in Chicago) and expenses, such as advertising, employee-agent compensation, rent and premium taxes that vary along with the increase in premiums earned.
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
          Provision (Benefit) for Income Taxes
          The provision for income taxes for the year ended June 30, 2007 includes an increase in the valuation allowance for the deferred tax asset of $6.9 million as well as $10.0 million related to the expiration of certain net operating loss carryforwards resulting in a deferred tax asset charge totaling $16.9 million, while the benefit from income taxes for the year ended June 30, 2006 includes a decrease in the valuation allowance for the deferred tax asset of $10.5 million. The increase in the valuation allowance for the year ended June 30, 2007 was due to revisions in estimates for our future taxable income based on the results for the most recent fiscal year, while the charge

FIRST ACCEPTANCE CORPORATION 10-K
related to the expiration of net operating loss carryforwards was due to taxable income during fiscal 2007 being less than prior estimates. The decrease in the valuation allowance for the year ended June 30, 2006 was the result of our taxable income exceeding the previous estimate used in establishing the valuation allowances in addition to revisions in estimates for our future taxable income.
Real Estate and Corporate
          Loss before income taxes from real estate and corporate for the year ended June 30, 2007 was $5.3 million versus income before income taxes of $0.6 million for the year ended June 30, 2006. The year ended June 30, 2006 included gains on sales of foreclosed real estate held for sale of $3.6 million. There were no gains on sales of foreclosed real estate held for sale during the year ended June 30, 2007. In addition, during the year ended June 30, 2007, we incurred $1.7 million of interest expense in connection with borrowings related to the credit facility compared with $0.9 million for the year ended June 30, 2006.
Liquidity and Capital Resources
          Our primary sources of funds are premiums, fee income and investment income. Our primary uses of funds are the payment of claims and operating expenses. Operating activities for the year ended June 30, 2008 provided $18.4 million of cash, compared with $36.7 million provided in the same period in fiscal 2007. The decrease in cash provided by operating activities was the result of an increase in paid loss and loss adjustment expenses and a decrease in cash collected on premiums written. Net cash provided by investing activities for the year ended June 30, 2008 was $5.4 million, compared with net cash used in investing activities of $75.5 million in fiscal 2007. Both periods reflect net additions to our investment portfolio, while the year ended June 30, 2008 includes the settlement of a $20.0 million receivable for securities in July 2007. Financing activities for the year ended June 30, 2008 included debt principal repayments of $16.0 million which were comprised of (i) the repayment of $5.0 million on our revolving credit facility in July 2007, (ii) the required principal prepayment of $6.0 million on our term loan facility in October 2007 made in accordance with an amendment to the credit agreement, and (iii) an additional prepayment of $5.0 million on our term loan facility in January 2008. During the years ended June 30, 2008 and 2007, we made scheduled quarterly principal payments on our term loan facility of $3.1 million and $5.6 million, respectively. We also made an additional principal prepayment of $1.0 million on our term loan facility in August 2008 and we are required to repay the remaining $2.5 million principal balance of our term loan facility by October 31, 2008.
          During the year ended June 30, 2008, the insurance company subsidiaries paid ordinary dividends to the holding company of $6.5 million in October 2007 and $5.5 million in December 2007. These dividends were used to repay the $11.0 million in unscheduled debt payments noted above as well as for general corporate activities.
          At June 30, 2008, we had $2.9 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources described in the next paragraph were used to pay the principal prepayment of $1.0 million noted above and will be used to pay the final payment on our term loan facility of $2.5 million on October 31, 2008 and the amounts to be paid by the Company related to the litigation settlements. For additional information with respect to the litigation settlements, see “Item 3. Legal Proceedings.”
          We are part of an insurance holding company system with substantially all of our operations conducted by our insurance company subsidiaries. Accordingly, the holding company’s primary sources of cash are dividends from our insurance company subsidiaries and from our non-insurance company subsidiaries that sell ancillary products to our insureds. The holding company will also receive cash from operating activities as a result of investment income and the ultimate liquidation of our foreclosed real estate held for sale. In addition, as a result of our NOL carryforwards, taxable income generated by the insurance company subsidiaries through June 30, 2009 will provide cash to the holding company through an intercompany tax allocation agreement through which the insurance company subsidiaries reimburse the holding company for current tax benefits utilized through recognition of the NOL carryforwards. Cash could also be made available through the issuance of securities and loans from financial institutions.

FIRST ACCEPTANCE CORPORATION 10-K
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
          Based on our December 31, 2007 statutory capital and surplus, our ordinary dividend capacity for calendar 2008 is approximately $11 million. Such amount is limited however to the amount of earned surplus of FAIC. At June 30, 2008, our ordinary dividend capacity was approximately $3 million. However, available ordinary dividends from FAIC’s wholly-owned insurance company subsidiaries can increase the earned surplus of FAIC to $7 million. The timing of ordinary dividend payments during calendar 2008 is affected by the amount of dividend payments made in the preceding twelve-month period. Therefore, subject to the sufficiency of earned surplus, FAIC is permitted to pay an ordinary dividend of $6.5 million in October 2008 and an additional $4.5 million in December 2008.
          Should the above-mentioned cash flows not be sufficient to meet the funding requirements outside of the insurance company subsidiaries, FAIC has the ability to request approval from the Texas Department of Insurance to pay an extraordinary dividend. Approval of such extraordinary dividend would be based upon the reasonableness of FAIC’s remaining surplus after payment of the dividend in relation to its outstanding liabilities and the adequacy of surplus relative to FAIC’s financial needs. For the twelve months ended June 30, 2008, FAIC’s ratio of net premiums written to policyholders surplus was 175%, which was within the IRIS defined limit of 300%.
          We believe that existing cash and investment balances, when combined with anticipated cash flows as noted above, will be adequate to meet our expected liquidity needs in both the short-term and the reasonably foreseeable future. Our growth strategy may require external financing, and we may from time to time seek to obtain external financing. We cannot assure you that additional sources of financing will be available to us on favorable terms, or at all, or that any such financing would not negatively impact our results of operations.
Credit Facility
          In connection with the Chicago acquisition, we entered into, and borrowed under, a credit agreement with two banks consisting of a $5.0 million revolving facility and a $25.0 million term loan facility, both maturing on June 30, 2010. Through September 13, 2007, both facilities bore interest at LIBOR plus 175 basis points per annum. Subsequently, amended terms increased the interest rate by 75 basis points. We entered into an interest rate swap agreement on January 17, 2006 that fixed the interest rate on the term loan facility at 6.63% through June 30, 2010. At June 30, 2008, the swap had a negative fair value of $0.1 million and is included within other assets. Payments/receipts associated with the swap are reported in the statement of operations as a part of interest expense. The term loan facility was originally due in equal quarterly installments through June 30, 2010. Both facilities are secured by the common stock and certain assets of our non-regulated subsidiaries. For the year ended June 30, 2008, we incurred $0.7 million of interest expense in connection with the noted credit agreement. At June 30, 2008, the unpaid balance due under the facilities was $3.9 million.
          At June 30, 2008, we were not in compliance with our financial covenants in the credit agreement regarding a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth ratio and a minimum net income requirement. Our lenders waived this non-compliance as of June 30, 2008 and we entered into an amendment to the credit agreement dated September 10, 2008. The amended terms (i) required us to make a prepayment of $1.0 million in principal on August 8, 2008, (ii) accelerated the maturity date of the term loan facility to October 31, 2008, (iii) eliminated the revolving credit facility and (iv) removed all financial covenants for the remaining term.

FIRST ACCEPTANCE CORPORATION 10-K
Trust Preferred Securities
          On June 15, 2007, First Acceptance Statutory Trust I (“FAST I”), our newly formed wholly-owned unconsolidated subsidiary trust entity, completed a private placement whereby FAST I issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,240 shares of common securities to us, also at $1,000 per share. FAST I used the proceeds from the sale of the preferred securities to purchase $41.2 million of junior subordinated debentures from us. The debentures will mature on July 30, 2037 and are redeemable by the Company in whole or in part beginning on July 30, 2012, at which time the preferred securities are callable. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points). The obligations of the Company under the junior subordinated debentures represent full and unconditional guarantees by the Company of FAST I’s obligations for the preferred securities. Dividends on the preferred securities are cumulative, payable quarterly in arrears and are deferrable at the Company’s option for up to five years. The dividends on these securities are the same as the interest on the debentures. The Company cannot pay dividends on its common stock during any such deferments. FAST I does not meet the requirements for consolidation of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.
Off-Balance Sheet Arrangements
          We use off-balance sheet arrangements (e.g., operating leases) where the economics and sound business principles warrant their use. Refer to “Trust Preferred Securities” section above regarding an off-balance sheet arrangement.
Contractual Obligations
          The following table summarizes all of our contractual obligations by period as of June 30, 2008 (in thousands).

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Loss and loss adjustment expense reserves (1)	$101,407	$60,844	$36,507	$3,752	$304
Notes payable (2)	3,987	3,987	—	—	—
Debentures payable (3)	124,219	3,826	7,652	6,614	106,127
Capitalized lease obligations	211	210	1	—	—
Operating leases (4)	25,476	9,214	11,989	2,769	1,504
Litigation settlement (5)	6,721	6,721	—	—	—
Severance agreement obligations	862	661	201	—	—
Other	1,105	452	516	137	—

Total contractual cash obligations	$263,988	$85,915	$56,866	$13,272	$107,935

(1)	Loss and loss adjustment expense reserves do not have contractual maturity dates; however, based on historical payment patterns, the amount presented is our estimate of the expected timing of these payments. The timing of these payments is subject to significant uncertainty. We maintain a portfolio of marketable investments with varying maturities and a substantial amount of cash and cash equivalents intended to provide adequate cash flows for such payments. The noted payments due by period of $101.4 million include $0.3 million related to reinsurance receivables.

(2)	Payments assume a fixed interest rate of 7.38% consistent with the interest rate swap agreement effective through the maturity date of October 31, 2008.

(3)	Payments due by period assume a contractual fixed interest rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points, or 6.53% as of June 30, 2008).

(4)	Consists primarily of rental obligations under real estate leases related to our retail locations and corporate offices.

(5)	Consists of the provision associated with the settlement agreement relating to the Georgia litigation and the preliminary settlement terms relating to the Alabama litigation. Other costs associated with the litigation cannot be reasonably estimated at this time. For additional information with respect to the litigation settlements, see “Item 3. Legal Proceedings.”

FIRST ACCEPTANCE CORPORATION 10-K
Critical Accounting Policies
          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. As more information becomes known, these estimates and assumptions could change, thus having an impact on the amounts reported in the future. The following are considered to be our critical accounting policies.
Valuation of deferred tax asset
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
          After considering the recent declines in premiums written, premiums earned and policies in force, we assessed the realization of our net operating loss (“NOL”) carryforwards, which comprises the majority of our deferred tax asset. We concluded that it was appropriate to increase our valuation allowance for the deferred tax asset related to the NOL carryforwards. Further, during the year ended June 30, 2008, the provision for income taxes included charges related to the expiration of certain NOL carryforwards due to taxable income for the current fiscal year being less than our prior estimates. As in our prior assessments, we considered our historical and expected taxable income to determine the sufficiency of our valuation allowance. We remain optimistic about the Company’s future outlook and expect to generate taxable income sufficient to realize our remaining net deferred tax asset. However, our evaluation includes multiple assumptions and estimates that may change over time. If future taxable income is less than current projections, an additional valuation allowance may become necessary that could have a materially adverse impact on our results of operations and financial position. See Note 13 to our consolidated financial statements regarding the valuation of our deferred tax asset.
Goodwill and identifiable intangible assets
          Goodwill and other identifiable intangible assets are attributable to our insurance operations and are recorded at their estimated fair values at the date of acquisition. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. We perform an annual impairment test. In the event that facts and circumstances indicate that the goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. Intangible assets with finite lives are amortized over their useful lives and are periodically reviewed to ensure that no conditions exist indicating the recorded amount is not recoverable from future undiscounted cash flows.
          As a part of our annual impairment test to evaluate the recoverability of such assets, recent trends in our results, including premiums written, premiums earned and policies in force as well as the estimated future discounted cash flows associated with these assets, were compared with their carrying amounts to determine if a write down to market value or discounted cash flow value was necessary. Based on this evaluation, we concluded that goodwill and other identifiable intangible assets were fully realizable as of June 30, 2008. However, our evaluation includes multiple assumptions, including estimated discounted cash flows and estimates that may change over time. If future discounted cash flows become less than those projected by the Company, an impairment charge may become necessary that could have a materially adverse impact on our results of operations and financial position.
Investments
          Our investments are recorded at fair value, which is typically based on publicly available quoted prices. From time to time, the carrying value of our investments may be temporarily impaired because of the inherent volatility of publicly-traded investments. Management reviews investments for impairment on a quarterly basis. A decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary would result in a charge against income.

FIRST ACCEPTANCE CORPORATION 10-K
          The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. We routinely monitor our fixed maturities portfolio for changes in fair value that might indicate potential impairments and perform detailed reviews on such securities. Changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer or (ii) market-related factors such as interest rates or sector declines.
          Securities with declines attributable to issuer-specific fundamentals are reviewed to identify all available evidence to estimate the potential for impairment. Resources used include historical financial data included in SEC filings for corporate bonds and performance data regarding the underlying loans for collateralized mortgage obligations. Securities with declines attributable to market or sector declines where we have the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value are not deemed to be other-than-temporary.
          If we determine that the value of an investment is other-than-temporarily impaired, the impairment would be charged against income, a new cost basis for the security would be established and the amount of the impairment would be amortized through income over the remaining life of the security. Our evaluations during the year ended June 30, 2008 resulted in other-than-temporary impairment charges totaling $1.4 million related to certain non-agency CMOs in our investment portfolio. Due to the deterioration in liquidity in the credit markets during calendar 2008, yields on certain non-agency CMOs declined below projected book yields requiring the impairment under the guidance set forth in EITF 99-20. Other than the decline in the yields of these securities resulting from changes in prepayment assumptions, the underlying assets of these securities continue to perform within expectations.
          At June 30, 2008, the investment portfolio had gross unrealized losses of $2.8 million. Since it is not possible to accurately predict if or when a specific security will become other-than-temporarily impaired, total impairment charges could be material to the consolidated results of operations in a future period. However, management believes that it is not likely that such impairment charges will have a significant effect on our liquidity.
Losses and loss adjustment expense reserves
          Loss and loss adjustment expense reserves represent our best estimate of our ultimate liability for losses and loss adjustment expenses relating to events that occurred prior to the end of any given accounting period but have not been paid. Months and potentially years may elapse between the occurrence of an automobile accident covered by one of our insurance policies, the reporting of the accident and the payment of the claim. We record a liability for estimates of losses that will be paid for accidents that have been reported, which is referred to as case reserves. In addition, since accidents are not always reported when they occur, we estimate liabilities for accidents that have occurred but have not been reported, which are referred to herein as incurred but not reported (“IBNR”) reserves.
          We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies that our insurance company subsidiaries underwrite. Each of the insurance company subsidiaries establishes a reserve for all of its unpaid losses and loss adjustment expenses, including case and IBNR reserves, and estimates for the cost to settle the claims. We estimate our IBNR reserves by estimating our ultimate unpaid liability for loss and loss adjustment expense reserves first, and then reducing that amount by the amount of cumulative paid claims and by the amount of our case reserves. We rely primarily on historical loss experience in determining reserve levels, on the assumption that historical loss experience provides a good indication of future loss experience. We also consider various other factors, such as inflation, claims settlement patterns, legislative activity and litigation trends. Our internal actuarial staff continually monitors these estimates on a state and coverage level. We utilize our internal actuarial staff to determine appropriate reserve levels. As experience develops or new information becomes known, we increase or decrease the level of our reserves in the period in which changes to the estimates are determined. Accordingly, the actual losses and loss adjustment expenses may differ materially from the estimates we have recorded. See “Business — Loss and Loss Adjustment Expense Reserves” within Item 1 for additional information.

FIRST ACCEPTANCE CORPORATION 10-K
Revenue Recognition
          Insurance premiums earned are recognized on a pro-rata basis over the respective terms of the policies. Written premiums are recorded as of the effective date of the policies for the full policy premium, although most policyholders elect to pay on a monthly installment basis. Policy and renewal fees are included in premiums earned and are recognized on a pro-rata basis over the respective terms of the policies. Premiums are generally collected in advance of providing risk coverage, minimizing our exposure to credit risk. Premiums receivable are recorded net of an estimated allowance for uncollectible amounts.
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
Forward-Looking Statements
          This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in the report, other than statements of historical fact, are forward-looking statements. You can identify these statements from our use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:
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

FIRST ACCEPTANCE CORPORATION 10-K
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
          Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Our exposures to market risk relate primarily to our investment portfolio, which is exposed primarily to interest rate risk and credit risk. The fair value of our fixed maturity portfolio is directly impacted by changes in market interest rates; generally, the fair value of fixed-income investments moves inversely with movements in market interest rates. Our fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities. This portfolio composition allows flexibility in reacting to fluctuations of interest rates. The portfolios of our insurance company subsidiaries are managed to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations.
Interest Rate Risk
          The fair values of our fixed maturity investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.
          The following table summarizes the estimated effects of hypothetical increases and decreases in interest rates resulting from parallel shifts in market yield curves on our fixed maturity portfolio (in thousands). It is assumed that the effects are realized immediately upon the change in interest rates. The hypothetical changes in market interest rates do not reflect what could be deemed best or worst case scenarios. Variations in market interest rates could produce significant changes in the timing of repayments due to prepayment options available. For these reasons, actual results might differ from those reflected in the table.

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200

Fair value of fixed maturity portfolio	$197,126	$193,393	$189,570	$185,651	$181,697	$173,861

          The following table provides information about our fixed maturity investments at June 30, 2008 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of discounts at the time of purchase and other-than-temporary impairment) by expected maturity date for each of the five subsequent years and collectively for all years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ended June 30,	Amount
2009	$22,416
2010	14,716
2011	13,961
2012	23,885
2013	17,513
Thereafter	99,529

Total	$192,020

Fair value	$189,570

          With regards to interest rate risk on our outstanding debt, at June 30, 2008, the unpaid balance due under the amended credit facility was $3.9 million. The interest rate on this borrowing is fixed through an interest rate swap agreement. This debt is scheduled to be repaid in full on October 31, 2008. On June 15, 2007, our newly formed wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points).

FIRST ACCEPTANCE CORPORATION 10-K
Credit Risk
          Credit risk is managed by diversifying the portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The largest investment in any one fixed maturity security, excluding U.S. government and agency securities, is $1.9 million or 1% of the fixed maturity portfolio. The top five investments make up 5% of the fixed maturity portfolio. The average credit quality rating for our fixed maturity portfolio was AA+ at June 30, 2008. There are no fixed maturities in the portfolio that have not produced investment income during the previous twelve months.
          The following table shows our fixed maturity portfolio by Standard & Poor’s Corporation rating as of June 30, 2008 (in thousands).

		% of		% of
	Amortized	Amortized	Fair	Fair
Comparable S&P Rating	Cost	Cost	Value	Value
AAA	$107,354	56.5%	$108,127	57.0%
AA+, AA, AA-	35,387	18.6%	35,139	18.5%
A+, A, A-	39,930	21.0%	39,128	20.7%
BBB+, BBB, BBB-	6,861	3.6%	6,753	3.6%

Total investment grade	189,532	99.7%	189,147	99.8%

BB+, BB, BB-	508	0.3%	423	0.2%

Total non-investment grade	508	0.3%	423	0.2%

Total	$190,040	100.0%	$189,570	100.0%

          During fiscal 2008, the mortgage industry experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these increasing delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant drops in fair value. We have only modest exposure to sub-prime investments and no exposure to Alt-A investments. At June 30, 2008, our fixed maturity portfolio included 3 CMOs having sub-prime exposure with a fair value of $1.4 million, all of which were rated investment grade. These securities are paying their principal and periodic interest timely and the underlying assets of these securities continue to perform within expectations.
          In early 2008, several municipal bond insurers had their credit ratings downgraded or placed under review by the major nationally recognized credit rating agencies. Fitch, one of the nationally recognized credit rating agencies, downgraded AMBAC to a rating of AA from AAA. Our investment portfolio consists of $41.0 million of municipal bonds, of which $29.2 million are insured. Of the insured bonds, 47% are insured with MBIA, 18% with FGIC, 21% with AMBAC and 14% with XL Capital. These securities are paying their principal and periodic interest timely.
          The following table presents the underlying ratings, represented by the lower of either Standard and Poor’s or Fitch’s ratings, of the municipal bond portfolio (in thousands).

	Insured		Uninsured		Total
		% of		% of		% of
	Fair	Fair	Fair	Fair	Fair	Fair
	Value	Value	Value	Value	Value	Value
AAA	$—	—	$3,812	32%	$3,812	9%
AA+, AA, AA-	16,232	56%	8,015	68%	24,247	59%
A+, A, A-	11,470	39%	—	—	11,470	28%
BBB+, BBB, BBB-	—	—	—	—	—	—
NR (not rated)	1,484	5%	—	—	1,484	4%

Total	$29,186	100%	$11,827	100%	$41,013	100%

FIRST ACCEPTANCE CORPORATION 10-K
Item 8. Financial Statements and Supplementary Data

FIRST ACCEPTANCE CORPORATION 10-K
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Acceptance Corporation
We have audited the accompanying consolidated balance sheets of First Acceptance Corporation and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Acceptance Corporation and subsidiaries as of June 30, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Acceptance Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
September 10, 2008

FIRST ACCEPTANCE CORPORATION 10-K
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Acceptance Corporation
We have audited First Acceptance Corporation and subsidiaries (the “Company”) internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, First Acceptance Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008, and our report dated September 10, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
September 10, 2008

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2008	2007
ASSETS

Fixed maturities, available-for-sale at fair value (amortized cost of $190,040 and $179,328, respectively)	$189,570	$176,555
Cash and cash equivalents	38,646	34,161
Premiums and fees receivable, net of allowance of $651 and $606	63,377	71,771
Reinsurance receivables	283	326
Receivable for securities	—	19,973
Deferred tax asset, net	17,593	30,936
Other assets	9,894	11,396
Property and equipment, net	4,876	4,116
Deferred acquisition costs	4,549	5,166
Goodwill	138,082	138,082
Identifiable intangible assets	6,360	6,410

TOTAL ASSETS	$473,230	$498,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$101,407	$91,446
Unearned premiums and fees	77,237	88,831
Notes payable and capitalized lease obligations	4,124	23,490
Debentures payable	41,240	41,240
Payable for securities	1,045	999
Other liabilities	22,718	13,402

Total liabilities	247,771	259,408

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 48,055 and 47,615 shares issued and outstanding, respectively	481	476
Additional paid-in capital	462,601	460,968
Accumulated other comprehensive loss	(470)	(2,652)
Accumulated deficit	(237,153)	(219,308)

Total stockholders’ equity	225,459	239,484

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$473,230	$498,892

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2008	2007	2006
Revenues:
Premiums earned	$285,914	$300,661	$208,771
Fee income	36,479	37,324	26,757
Investment income	11,250	8,863	5,762
Other	(1,244)	789	7,712

	332,399	347,637	249,002

Costs and expenses:
Losses and loss adjustment expenses	219,943	241,908	140,845
Insurance operating expenses	98,433	97,629	75,773
Other operating expenses	2,415	2,623	2,494
Litigation settlement	7,468	—	—
Stock-based compensation	1,507	1,063	500
Depreciation and amortization	1,679	1,624	1,463
Interest expense	4,977	1,874	898

	336,422	346,721	221,973

Income (loss) before income taxes	(4,023)	916	27,029
Provision (benefit) for income taxes	13,822	17,586	(1,039)

Net income (loss)	$(17,845)	$(16,670)	$28,068

Net income (loss) per share:
Basic	$(0.37)	$(0.35)	$0.59

Diluted	$(0.37)	$(0.35)	$0.57

Number of shares used to calculate net income (loss) per share:
Basic	47,628	47,584	47,487

Diluted	47,628	47,584	49,576

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$(17,845)	$(16,670)	$28,068
Unrealized change in investments	2,303	690	(3,765)
Other	(121)	121	—

	(15,663)	(15,859)	24,303
Applicable provision for income taxes	—	—	353

Comprehensive income (loss)	$(15,663)	$(15,859)	$23,950

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balances at July 1, 2005	47,455	$475	$457,905	$655	$(230,706)	$228,329

Net income	—	—	—	—	28,068	28,068

Net unrealized change on investments (net of tax of $353)	—	—	—	(4,118)	—	(4,118)

Stock-based compensation	3	—	500	—	—	500

Issuance of shares under Employee Stock Purchase Plan	22	—	223	—	—	223

Exercise of stock options	55	—	421	—	—	421

Balances at June 30, 2006	47,535	475	459,049	(3,463)	(202,638)	253,423

Net loss	—	—	—	—	(16,670)	(16,670)

Net unrealized change on investments (net of tax of $0)	—	—	—	690	—	690

Unrealized change on interest rate swap agreement	—	—	—	121	—	121

Sale of common stock	50	1	590	—	—	591

Stock-based compensation	5	—	1,063	—	—	1,063

Issuance of shares under Employee Stock Purchase Plan	25	—	266	—	—	266

Balances at June 30, 2007	47,615	476	460,968	(2,652)	(219,308)	239,484

Net loss	—	—	—	—	(17,845)	(17,845)

Net unrealized change on investments (net of tax of $0)	—	—	—	2,303	—	2,303

Unrealized change on interest rate swap agreement	—	—	—	(121)	—	(121)

Issuance of restricted common stock	400	4	(4)	—	—	—

Stock-based compensation	5	1	1,506	—	—	1,507

Issuance of shares under Employee Stock Purchase Plan	35	—	131	—	—	131

Balances at June 30, 2008	48,055	$481	$462,601	$(470)	$(237,153)	$225,459

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(17,845)	$(16,670)	$28,068
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,679	1,624	1,463
Stock-based compensation	1,507	1,063	500
Deferred income taxes	13,343	17,132	(1,533)
Gains on sales of foreclosed real estate	—	—	(3,638)
Other-than-temporary impairment on investment securities	1,414	—	—
Other	(57)	193	906
Change in:
Premiums and fees receivable	8,349	(6,614)	(21,634)
Deferred acquisition costs	617	164	(2,059)
Loss and loss adjustment expense reserves	9,961	28,624	19,925
Unearned premiums and fees	(11,594)	10,500	28,307
Litigation settlement	6,721	—	—
Other	4,273	711	2,564

Net cash provided by operating activities	18,368	36,727	52,869

Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(44,408)	(101,295)	(82,144)
Maturities and paydowns of fixed maturities, available-for-sale	13,697	7,048	8,748
Sales of fixed maturities, available-for-sale	18,719	45,932	15,400
Sale of investment in mutual fund	—	—	10,920
Net change in receivable/payable for securities	20,019	(22,889)	3,915
Purchase of common stock in trust	—	(1,240)	—
Capital expenditures	(2,422)	(1,769)	(2,265)
Cash paid for acquisitions, net of cash acquired	—	(1,037)	(29,853)
Proceeds from sales of foreclosed real estate	—	—	4,512
Other	(253)	(254)	—

Net cash provided by (used in) investing activities	5,352	(75,504)	(70,767)

Cash flows from financing activities:
Proceeds from borrowings	—	5,000	30,431
Payments on borrowings	(19,366)	(5,693)	(6,405)
Proceeds from issuance of debentures	—	41,240	—
Net proceeds from issuance of common stock	131	857	223
Exercise of stock options	—	—	421

Net cash provided by (used in) financing activities	(19,235)	41,404	24,670

Net increase in cash and cash equivalents	4,485	2,627	6,772
Cash and cash equivalents, beginning of year	34,161	31,534	24,762

Cash and cash equivalents, end of year	$38,646	$34,161	$31,534

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Summary of Significant Accounting Policies
          General
          First Acceptance Corporation (the “Company”) is a holding company based in Nashville, Tennessee with operating subsidiaries whose primary operations include the selling, servicing and underwriting of non-standard personal automobile insurance. The Company writes non-standard personal automobile insurance in 12 states and is licensed as an insurer in 13 additional states. The Company issues policies of insurance through three wholly-owned subsidiaries, First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. (the “Insurance Companies”). The Company has limited activities related to its attempts to market and dispose of foreclosed real estate held for sale.
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
           Investments
          Fixed maturities, available-for-sale, include bonds with fixed principal payment schedules and loan-backed securities which are amortized using the retrospective method. These securities are carried at fair value with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported in other comprehensive income or loss.
          Premiums and discounts on collateralized mortgage obligations (“CMOs”) are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the difference between interest rates on the underlying mortgages and the current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the credit worthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.
          Investment securities are exposed to various risks such as interest rate, market and credit risk. Fair values of securities fluctuate based on the magnitude of changing market conditions; significant changes in market conditions could materially affect portfolio value in the near term. Management reviews investments for impairment on a quarterly basis. Fair values of investments are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on the fair value of comparable securities, discounted

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
cash flow models or similar methods. Any decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary would result in a reduction in the carrying amount of the security to fair value. The impairment would be charged against income, a new cost basis for the security would be established and the amount of the impairment would be amortized through income over the remaining life of the security.
          Realized gains and losses on sales of securities are computed based on specific identification and are included within other revenues.
           Cash and Cash Equivalents
          Cash and cash equivalents consist of bank demand deposits and highly-liquid investments. All investments with original maturities of three months or less are considered cash equivalents.
          Revenue Recognition
          Insurance premiums earned are recognized on a pro-rata basis over the respective terms of the policies. Written premiums are recorded as of the effective date of the policies for the full policy premium, although most policyholders elect to pay on a monthly installment basis. Policy and renewal fees are included in premiums earned and are recognized on a pro-rata basis over the respective terms of the policies. Premiums are generally collected in advance of providing risk coverage, minimizing the Company’s exposure to credit risk. Premiums receivable are recorded net of an estimated allowance for uncollectible amounts.
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
           Advertising Costs
          Advertising costs are expensed when incurred. Advertising expense for the years ended June 30, 2008, 2007 and 2006 was $11.9 million, $11.7 million and $9.4 million, respectively. At June 30, 2008 and 2007, prepaid advertising costs, which are included in other assets within the accompanying consolidated balance sheet, were $2.4 million and $3.0 million.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
           Foreclosed Real Estate Held for Sale
          Foreclosed real estate held for sale is recorded at the lower of cost or fair value less estimated costs to sell. The Company periodically reviews its portfolio of foreclosed real estate held for sale using current information including (i) independent appraisals, (ii) general economic factors affecting the area where the property is located, (iii) recent sales activity and asking prices for comparable properties and (iv) costs to sell and/or develop that would serve to lower the expected proceeds from the disposal of the real estate. Gains (losses) realized on liquidation are recorded directly to operations and included within other revenues. Foreclosed real estate held for sale assets at June 30, 2008 and 2007 of $0.6 million and $0.3 million, respectively, are included within other assets.
          Deferred Acquisition Costs
          Deferred acquisition costs include premium taxes and other variable underwriting and direct sales costs incurred in connection with writing business. These costs are deferred and amortized over the policy period in which the related premiums are earned, to the extent that such costs are deemed recoverable from future unearned premiums and anticipated investment income. Amortization expense for the years ended June 30, 2008, 2007 and 2006 was $18.2 million, $20.5 million and $15.2 million, respectively.
          Goodwill and Other Identifiable Intangible Assets
          Goodwill and other identifiable intangible assets are attributable to the Company’s insurance operations and are recorded at their estimated fair values at the date of acquisition. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. The Company performs an annual impairment test. In the event that facts and circumstances indicate that the goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. Intangible assets with finite lives are amortized over their useful lives and are periodically reviewed to ensure that no conditions exist indicating the recorded amount is not recoverable from future undiscounted cash flows.
          As a part of the Company’s annual impairment test to evaluate the recoverability of such assets, recent trends in the Company’s results, including premiums written, premiums earned and policies in force as well as the estimated future discounted cash flows associated with these assets, were compared with their carrying amounts to determine if a write down to market value or discounted cash flow value was necessary. Based on this evaluation, the Company concluded that goodwill and other identifiable intangible assets were fully realizable as of June 30, 2008. However, the Company’s evaluation includes multiple assumptions, including estimated discounted cash flows and estimates that may change over time. If future discounted cash flows become less than those projected by the Company, an impairment charge may become necessary that could have a materially adverse impact on the Company’s results of operations and financial position.
           Loss and Loss Adjustment Expense Reserves
          Loss and loss adjustment expense reserves are undiscounted and represent case-basis estimates of reported losses and estimates based on certain actuarial assumptions regarding the past experience of reported losses, including an estimate of losses incurred but not reported. Management believes that the loss and loss adjustment reserves are adequate to cover the ultimate liability. However, such estimate may be more or less than the amount ultimately paid when the claims are finally settled.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
           Stock-Based Compensation
          Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Regarding the adoption of SFAS No. 123R, there was no effect on net income (loss) and net income (loss) per share for the years ended June 30, 2008, 2007 and 2006 since all stock options issued under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, were fully vested prior to July 1, 2004.
           Recent Accounting Pronouncements
          Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as providing guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognized no additional liability or reduction in deferred tax asset for unrecognized tax benefits and the Company had no FIN 48 tax liabilities at the time of adoption or as of June 30, 2008. Any interest and penalties incurred in connection with income taxes are recorded as a component of the provision (benefit) for income taxes. The Company is generally not subject to U.S. federal, state or local income tax examinations by tax authorities for taxable years prior to June 30, 2003.
          In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Based on the current use of fair value measurements, the Company does not expect the adoption of SFAS 157 to have a material impact on the results of operations or financial position of the Company.
          In February 2007, the FASB issued Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which includes an amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value is elected for an instrument, SFAS 159 specifies that unrealized gains and losses are reported at each subsequent reporting date. This statement applies to all entities and most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on the Company’s results of operations or financial position given that the Company does not anticipate making the election set forth in the pronouncement.
          In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which includes an amendment to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Company has not evaluated the requirements of SFAS 161 and has not yet determined if SFAS 161 will have a material impact on its future consolidated financial statements.
           Supplemental Cash Flow Information
          During the years ended June 30, 2008, 2007 and 2006, the Company paid $0.5 million, $0.8 million and $0.9 million, respectively, in income taxes and $4.3 million, $1.7 million and $0.6 million, respectively, in interest.
           Basic and Diluted Net Income (Loss) Per Share
          Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares, while diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of such common shares and dilutive share equivalents. Dilutive share equivalents result from the assumed conversion of employee stock options and restricted common stock and are calculated using the treasury stock method.
2.	Business Combinations
           USAuto Holdings
          On April 30, 2004, the Company consummated an agreement dated December 15, 2003 to acquire 100% of the outstanding common stock of USAuto Holdings, Inc. (“USAuto”), a non-standard automobile insurance agency based in Nashville, Tennessee. The consideration consisted of $76.0 million in cash, 13,250,000 shares of the Company’s common stock issued at closing and 750,000 shares issued in 2005 upon the attainment of certain financial targets. The aggregate purchase price of $166.8 million was allocated to the tangible and intangible assets acquired and the liabilities assumed based upon their respective fair values as of the date of the acquisition. Total goodwill and identifiable intangible assets recorded from the acquisition were $110.0 million, which was net of a $41.3 million reduction in the deferred tax allowance based upon projections of USAuto’s future taxable income. Acquired identifiable intangible assets included $4.8 million assigned to state insurance licenses and trademark and trade names, which are not subject to amortization. The results of operations of the business acquired are included in the Company’s statements of operations beginning on April 30, 2004, the date of acquisition.
          Texas Insurance Agency
          Effective January 1, 2005, the Company acquired the assets (principally the book of business and 15 retail locations) of a non-standard automobile insurance agency in Texas for $4.0 million in cash. Goodwill and identifiable intangible assets from this acquisition are deductible for tax purposes. As a result of this acquisition, the Company is now writing business through company-operated retail locations in Texas. Of the total purchase price, $3.8 million has been recorded as goodwill and $0.2 million has been assigned to an identifiable intangible asset related to the value of policy renewals, which was amortized over a 7-month period in proportion to anticipated policy expirations.
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
          Chicago Insurance Agencies
          Effective January 12, 2006, the Company acquired certain assets (principally the trade names, customer lists and relationships and the lease rights to 72 retail locations) of two non-standard automobile insurance agencies under common control in Chicago, Illinois for $30.0 million in cash plus $0.2 million in acquisition expenses. Goodwill and identifiable intangible assets from this acquisition are deductible for tax purposes. The purchase price was financed through a newly executed credit agreement (see Note 11). In accordance with the terms of the acquisition, $1.0 million of additional consideration was paid in March 2007 based on attainment of certain financial

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
targets. As a result of this acquisition, the Company is now writing business from these locations. The Company also received a monthly fee from the seller through December 31, 2006 totaling $5.0 million as compensation for servicing the run-off of business previously written by the agencies through other insurance companies. Fees of $0.9 million and $4.1 million were recognized and included within other revenues during the years ended June 30, 2007 and 2006, respectively.
          The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (in thousands).

Net tangible assets	$330
Identifiable intangible assets	2,570
Goodwill	28,320

Total assets acquired	$31,220

          Of the $2.6 million in acquired identifiable intangible assets, $1.6 million was assigned to trademark and trade names, which are not subject to amortization. The remaining $1.0 million of acquired identifiable intangible assets relates to the value of customer lists and relationships and was amortized over a 30-month period through June 30, 2008 in proportion to anticipated policy expirations. The Company estimated the fair value of the customer lists and relationships acquired by discounting to present value the estimated future earnings available from future conversions and renewals of insurance policies existing as of the closing date.
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
          For the years ended June 30, 2008, 2007 and 2006, amortization related to all identifiable intangible assets was $0.1 million, $0.4 million and $0.6 million, respectively. At June 30, 2008, there were no remaining identifiable intangible assets subject to amortization.
3.	Investments
           Restrictions
          At June 30, 2008, fixed maturities and cash equivalents with a fair value of $6.5 million (amortized cost of $6.4 million) were on deposit with various insurance departments as a requirement of doing business in those states. In addition, cash equivalents of $2.5 million were on deposit with another insurance company as collateral for an assumed reinsurance contract (see Note 4).
          Investment Income and Net Realized Gains and Losses
          The major categories of investment income follow (in thousands).

	Year Ended June 30,
	2008	2007	2006
Fixed maturities, available-for-sale	$9,747	$7,770	$4,411
Investment in mutual fund	—	—	674
Cash and cash equivalents	1,824	1,520	983
Other	117	5	—
Investment expenses	(438)	(432)	(306)

	$11,250	$8,863	$5,762

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          Net realized capital gains (losses) on investments, which are included in other revenues within the consolidated statements of operations, from fixed maturities available-for-sale follow (in thousands).

	Year Ended June 30,
	2008	2007	2006
Gains	$424	$90	$88
Losses	(254)	(151)	(164)
Other-than-temporary impairment	(1,414)	—	—

	$(1,244)	$(61)	$(76)

          Fixed Maturities, Available-for-sale
          The composition of the portfolio follows (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2008	Cost	Gains	Losses	Value
U.S. government and agencies	$32,046	$1,112	$(1)	$33,157
State	7,423	168	(77)	7,514
Political subdivisions	3,606	7	(28)	3,585
Revenue and assessment	30,066	288	(440)	29,914
Corporate bonds	47,381	154	(1,006)	46,529
Collateralized mortgage obligations	69,518	650	(1,297)	68,871

	$190,040	$2,379	$(2,849)	$189,570

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2007	Cost	Gains	Losses	Value
U.S. government and agencies	$40,118	$66	$(411)	$39,773
State	7,445	46	(131)	7,360
Political subdivisions	4,389	7	(65)	4,331
Revenue and assessment	26,876	57	(463)	26,470
Corporate bonds	32,696	17	(626)	32,087
Collateralized mortgage obligations	67,804	6	(1,276)	66,534

	$179,328	$199	$(2,972)	$176,555

          The composition of contractual maturities of the portfolio at June 30, 2008 follows (in thousands).

	Amortized	Fair
	Cost	Value
One year or less	$8,498	$8,557
After one through five years	55,917	56,514
After five through ten years	44,860	44,817
After ten years	11,247	10,811
No single maturity date	69,518	68,871

	$190,040	$189,570

          Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          The fair value and gross unrealized losses of fixed maturities, available-for-sale, by the length of time that individual securities have been in a continuous unrealized loss position follows (in thousands).

	Less than 12 months		12 months or longer
		Gross		Gross	Total Gross
	Fair	Unrealized	Fair	Unrealized	Unrealized
June 30, 2008	Value	Losses	Value	Losses	Losses
U.S. government and agencies	$1,000	$(1)	$—	$—	$(1)
State	1,056	(77)	—	—	(77)
Political subdivisions	1,540	(6)	537	(22)	(28)
Revenue and assessment	13,237	(439)	23	(1)	(440)
Corporate bonds	30,055	(566)	2,572	(440)	(1,006)
Collateralized mortgage obligations	20,302	(443)	7,257	(854)	(1,297)

	$67,190	$(1,532)	$10,389	$(1,317)	$(2,849)

	Less than 12 months		12 months or longer
		Gross		Gross	Total Gross
	Fair	Unrealized	Fair	Unrealized	Unrealized
June 30, 2007	Value	Losses	Value	Losses	Losses
U.S. government and agencies	$21,343	$(150)	$8,571	$(262)	$(412)
State	2,469	(68)	1,833	(63)	(131)
Political subdivisions	912	(9)	2,296	(56)	(65)
Revenue and assessment	13,400	(303)	6,655	(160)	(463)
Corporate bonds	17,761	(488)	9,215	(138)	(626)
Collateralized mortgage obligations	39,037	(755)	13,243	(520)	(1,275)

	$94,922	$(1,773)	$41,813	$(1,199)	$(2,972)

          The number of securities with gross unrealized gains and losses follows. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses		Gross
	Less than	12 months	Unrealized
As of:	12 months	or longer	Gains
June 30, 2008	79	16	108
June 30, 2007	142	68	32
          The fair value and gross unrealized losses of those securities in a continuous unrealized loss position for longer than 12 months at June 30, 2008 follows. Gross unrealized losses are further segregated by the percentage of amortized cost.

	Number		Gross
	of	Fair	Unrealized
Gross Unrealized Losses	Securities	Value	Losses
Less than 10%	8	$5,346	$(126)
Greater than 10%	8	5,043	(1,191)

	16	$10,389	$(1,317)

          There were no securities with gross unrealized losses greater than 10% of their amortized cost at June 30, 2007.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          The following table sets forth the amount of gross unrealized loss by severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008 (in thousands).

	Fair Value of
	Securities with		Severity of Gross Unrealized Losses
	Gross	Gross			Greater
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	than
Less than or Equal to:	Losses	Losses	than 5%	10%	10%
Three months	$50,385	$(1,018)	$(836)	$—	$(182)
Six months	14,487	(409)	(369)	(40)	—
Nine months	2,318	(105)	(77)	(28)	—
Twelve months	—	—	—	—	—

Total less than twelve months	67,190	(1,532)	(1,282)	(68)	(182)

Greater than twelve months	10,389	(1,317)	(172)	(136)	(1,009)

Total greater than twelve months	10,389	(1,317)	(172)	(136)	(1,009)

Total	$77,579	$(2,849)	$(1,454)	$(204)	$(1,191)

          The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. The Company routinely monitors its fixed maturities portfolio for changes in fair value that might indicate potential impairments and performs detailed reviews on such securities. Changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer or (ii) market-related factors such as interest rates or sector declines.
          Securities with declines attributable to issuer-specific fundamentals are reviewed to identify all available evidence to estimate the potential for impairment. Resources used include historical financial data included in SEC filings for corporate bonds and performance data regarding the underlying loans for collateralized mortgage obligations. Securities with declines attributable to market or sector declines where the Company has the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value are not deemed to be other-than-temporary.
          During the year ended June 30, 2008, the Company recognized $1.4 million of charges related to the other-than-temporary impairment of certain non-agency CMOs in our investment portfolio. Due to the deterioration in liquidity in the credit markets during calendar 2008, yields on certain non-agency CMOs declined below projected book yields requiring the impairment of these securities under the guidance set forth in Emerging Issues Task Force Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” Other than the decline in the yields of these securities resulting from changes in prepayment assumptions, the underlying assets of these securities continue to perform within expectations. Based on a review of the remaining securities having unrealized losses at June 30, 2008, the Company does not believe that these securities were other-than-temporarily impaired. The Company has the ability and intent to hold these securities for a period of time sufficient to allow for recovery of their impairment.
4. Reinsurance
          Prior to September 1, 2004, the Company reinsured risks on a quota-share basis with another insurance organization to provide it with additional underwriting capacity and minimize its risk. Such reinsurance was not renewed as of that date on a cut-off basis whereby the reinsurer is not liable for any losses occurring after such date. Subsequent to this date through April 14, 2006, the Company utilized only excess-of-loss basis reinsurance for catastrophic automobile physical damage exposures. Effective April 14, 2006, the Company elected to not renew its catastrophic reinsurance. Although the reinsurance agreements contractually obligate the reinsurers to reimburse the Company for their share of losses, they do not discharge the primary liability of the Company, which remains contingently liable in the event the reinsurers are unable to meet their contractual obligations.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          The Insurance Companies had unsecured aggregate reinsurance receivables from a single reinsurance entity which are summarized as follows (in thousands).

	June 30,
	2008	2007
Unpaid losses	$259	$309
Paid losses receivable	24	17

	$283	$326

          Ceded premiums earned and reinsurance receivables on losses and loss adjustment expenses (“LAE”) were as follows (in thousands).

	Year Ended June 30,
	2008	2007	2006
Ceded premiums earned	$—	$—	$81
Reinsurance receivables (payables) on losses and LAE	192	(437)	(188)
          The Company also has assumed private-passenger non-standard automobile insurance premiums from another insurance company produced by its managing general agency subsidiary in Texas.
          Net premiums written and earned are summarized as follows (in thousands).

	Year Ended June 30,
	2008		2007		2006
	Written	Earned	Written	Earned	Written	Earned
Direct	$253,807	$265,630	$290,784	$280,946	$216,131	$186,833
Assumed	20,167	20,284	19,872	19,715	21,581	22,019
Ceded	—	—	—	—	(81)	(81)

Net	$273,974	$285,914	$310,656	$300,661	$237,631	$208,771

          The percentages of premiums assumed to net premiums written for the years ended June 30, 2008, 2007 and 2006 were 7%, 6% and 9%, respectively.
5. Stock-Based Compensation Plans
          Employee Stock-Based Incentive Plan
          The Company has issued stock options and restricted common stock (“Restricted Stock Awards”) to employees under its 2002 Long Term Incentive Plan (the “Plan”). At June 30, 2008, there were 2,192,322 shares remaining available for issuance under the Plan. Awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The stock options expire over ten years and generally vest equally in annual installments over four or five years, while the Restricted Stock Awards vest in designated installments through October 1, 2011. Certain awards provide for accelerated vesting if there is a change in control (as defined in the Plan).
          In March 2008, the Company issued 400,000 shares of Restricted Stock Awards to an executive officer pursuant to the Plan and a Restricted Stock Award Agreement. Pursuant to the Restricted Stock Award Agreement, 160,000 shares will vest on July 1, 2009 and 80,000 shares will vest on each subsequent October 1st through October 1, 2011. Compensation expense related to the issuance of this Restricted Stock Award was $1.2 million, of which $0.2 million was amortized through June 2008 and the remaining $1.0 million will be amortized through September 2011.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          Compensation expense related to stock options is calculated under the fair value method and is recorded on a straight-line basis over the vesting period. Fair value of the stock options was estimated at the grant dates using the Black-Scholes option pricing model based on the following assumptions.

	Year Ended June 30,
	2008	2007	2006
Expected option term	10 years	10 years	10 years
Annualized volatility rate	31 to 43%	32 to 33%	32 to 38%
Risk-free rate of return	3.48 to 5.02%	4.74 to 4.77%	4.02 to 5.25%
Dividend yield	0%	0%	0%
          A summary of the status of the Plan as of June 30, 2008, 2007 and 2006 and changes during the years then ended is presented below (in thousands, except per share data).

			Weighted
			Average	Aggregate
		Exercise	Exercise	Intrinsic
	Options	Price	Price	Value
Options outstanding at July 1, 2005	4,136	$3.00-$8.13	$3.42
Granted	—	—	$—
Exercised	(55)	$3.00-$8.13	$7.66
Forfeited	—	—	$—

Options outstanding at June 30, 2006	4,081	$3.00-$8.13	$3.37
Granted	635	$10.12-$11.81	$11.61
Exercised	—	—	$—
Forfeited	—	—	$—

Options outstanding at June 30, 2007	4,716	$3.00-$11.81	$4.48
Granted	955	$3.04-$10.08	$3.26
Exercised	—	—	$—
Forfeited	(215)	$3.04-$11.81	$7.89

Options outstanding at June 30, 2008	5,456	$3.00-$11.81	$4.13	$882

Options exercisable/vested at June 30, 2008	4,129	$3.00-$11.81	$3.54	$746

          The weighted average estimated fair value of stock options granted during the years ended June 30, 2008 and 2007 was $1.90 and $6.27, respectively. There were no options granted during the year ended June 30, 2006. As of June 30, 2008, the weighted average remaining contractual life of options outstanding and exercisable/vested is approximately 5.9 years and 4.8 years, respectively.
          Employee Stock Purchase Plan
          The Company’s Board of Directors has adopted the First Acceptance Corporation Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may purchase shares of the Company’s common stock at a price equal to the lower of the closing market price on the first or last trading day of a six-month period. ESPP participants can authorize payroll deductions, administered through an independent plan custodian, of up to 15% of their salary to purchase semi-annually (June 30 and December 31) up to $25,000 of the Company’s common stock during each calendar year. The Company has reserved 200,000 shares of common stock for issuance under the ESPP. Employees purchased approximately 34,000, 25,000 and 22,000 shares during the years ended June 30, 2008, 2007 and 2006, respectively. Compensation expense attributable to subscriptions to purchase shares under the ESPP was $27,000, $25,000 and $22,000 for the years ended June 30, 2008, 2007 and 2006. At June 30, 2008, 106,771 shares remain available for issuance under the ESPP.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6.	Employee Benefit Plan
          The Company sponsors a defined contribution retirement plan (“401k Plan”) under Section 401(k) of the Internal Revenue Code. The 401k Plan covers substantially all employees who meet specified service requirements. Under the 401k Plan, the Company may, at its discretion, match 100% of the first 3% of an employee’s salary plus 50% of the next 2% up to the maximum allowed by the Internal Revenue Code. The Company’s contributions to the 401k Plan for the years ended June 30, 2008, 2007 and 2006 were $0.7 million, $0.7 million and $0.4 million, respectively.
7.	Other Revenues
          The components of other revenues are as follows (in thousands).

	Year Ended June 30,
	2008	2007	2006
Net gains (losses) on sales of investments	$170	$(61)	$(76)
Other-than-temporary impairment on investment securities	(1,414)	—	—
Transaction service fee	—	850	4,150
Gain on sale of foreclosed real estate	—	—	3,638

	$(1,244)	$789	$7,712

8.	Property and Equipment
          The components of property and equipment are as follows (in thousands).

	June 30,
	2008	2007
Furniture and equipment	$7,967	$5,876
Leasehold improvements	2,060	1,980
Capitalized leases	588	588
Aircraft	190	190

	10,805	8,634
Less: accumulated depreciation	(5,929)	(4,518)

Total property and equipment, net	$4,876	$4,116

          Depreciation and amortization expense related to property and equipment was $1.6 million, $1.2 million and $0.9 million for the years ended June 30, 2008, 2007 and 2006, respectively.
9.	Lease Commitments
          The Company is committed under various lease agreements for office space and equipment. Certain lease agreements contain renewal options and rent escalation clauses. Rental expense for 2008, 2007 and 2006 was $12.2 million, $11.6 million and $8.1 million, respectively. Future minimum lease payments under these agreements follow (in thousands).

Year Ended June 30,	Amount
2009	$9,050
2010	7,403
2011	4,259
2012	1,806
2013	830
Thereafter	1,504

Total	$24,852

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          Effective with the USAuto acquisition and in accordance with the terms of the severance agreement of the Company’s former President and Chief Executive Officer and current director, the Company has assigned and transferred to a new entity all of the Company’s rights, title and interest in its lease for office space in Chicago, Illinois. Such entity has assumed all obligations under the lease and such obligations will be reimbursed to the entity by the Company during the term of the lease. The total future cost of this obligation was $1.1 million and such amount was accrued as of the acquisition date in the consolidated financial statements by the Company as part of the severance cost. At June 30, 2008, $0.3 million remained to be paid under this obligation through August 2009.
10.	Losses and Loss Adjustment Expenses Incurred and Paid
          Information regarding the reserve for unpaid losses and LAE is as follows (in thousands).

	Year Ended June 30,
	2008	2007	2006

Liability for unpaid losses and LAE at beginning of year, gross	$91,446	$62,822	$42,897
Reinsurance balances receivable	(309)	(1,301)	(3,608)

Liability for unpaid losses and LAE at beginning of year, net	91,137	61,521	39,289

Add: Provision for losses and LAE:
Current year	221,342	238,043	142,436
Prior years	(1,399)	3,865	(1,548)
Accretion of net risk margin/discounting as of the date of acquisition	—	—	(43)

Net losses and LAE incurred	219,943	241,908	140,845

Less: Losses and LAE paid:
Current year	135,406	160,872	90,589
Prior years	74,526	51,420	28,024

Net losses and LAE paid	209,932	212,292	118,613

Liability for unpaid losses and LAE at end of year, net	101,148	91,137	61,521
Reinsurance balances receivable	259	309	1,301

Liability for unpaid losses and LAE at end of year, gross	$101,407	$91,446	$62,822

          Management believes that the favorable changes in the estimates of unpaid loss and loss adjustment expenses of $1.4 million and $1.5 million for the years ended June 30, 2008 and 2006, respectively, were primarily a result of the inherent uncertainty in the estimation process and were not the result of any individual factor.
          The unfavorable change in the estimate of unpaid loss and loss adjustment expenses of $3.9 million for the year ended June 30, 2007 was impacted by the limited historical loss experience in the Company’s newer states which required more judgment in determining loss reserve estimates for those states. Such unfavorable change was primarily related to the bodily injury and Personal Injury Protection coverages in Florida.
11.	Notes Payable and Capitalized Lease Obligations
          In connection with the acquisition of the Chicago, Illinois non-standard automobile insurance agencies, on January 12, 2006, the Company entered into, and borrowed under, a credit agreement with two banks consisting of a $5.0 million revolving facility and a $25.0 million term loan facility, both maturing on June 30, 2010. At June 30, 2008, the Company had no outstanding borrowings under the revolving facility. Through September 13, 2007, outstanding borrowings under the term loan facility bore interest at LIBOR plus 175 basis points per annum. The Company entered into an interest rate swap agreement on January 17, 2006 that fixed the interest rate on the term loan facility at 6.63% through June 30, 2010. The term loan facility was due in equal quarterly installments through June 30, 2010. Both facilities are secured by the common stock and certain assets of selected subsidiaries.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          As a result of non-compliance with regards to certain financial covenants, the Company entered into amendments to the credit agreement, dated September 13, 2007 and February 6, 2008. The amended terms have less restrictive financial covenants, increased the interest rate by 75 basis points and required the Company to make a prepayment of at least $6.0 million in principal before December 31, 2007. In addition, the availability under the revolving credit facility was permanently reduced from $5.0 million to $2.0 million. The amended credit agreement contained certain financial covenants regarding (i) a minimum fixed charge coverage ratio, (ii) a minimum consolidated tangible net worth, (iii) a maximum net premiums written to surplus ratio, (iv) a maximum combined ratio, (v) a minimum RBC and (vi) a minimum net income requirement.
          During the year ended June 30, 2008, the Company made prepayments on its term loan facility including the required principal prepayment of $6.0 million in October 2007 made in accordance with the amendment to the credit agreement in September 2007 and an additional principal prepayment of $5.0 million in January 2008.
          At June 30, 2008, the Company was not in compliance with the financial covenants in the amended credit agreement regarding a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth ratio and a minimum net income requirement. The lenders waived this non-compliance as of June 30, 2008 and the Company entered into an amendment to the credit agreement dated September 10, 2008. The amended terms (i) required the Company to make a prepayment of $1.0 million in principal on August 8, 2008, (ii) accelerated the maturity date of the term loan facility to October 31, 2008, (iii) eliminated the revolving credit facility and (iv) removed all financial covenants for the remaining term.
          The maturities of the notes payable and capitalized lease obligations secured by equipment as of June 30, 2008 are as follows (in thousands).

	Capitalized
	Lease	Notes
Year Ended June 30,	Obligations	Payable	Total
2009	$214	$3,913	$4,127
2010	1	—	1

	$215	$3,913	$4,128

Less: Amount representing executory costs	(14)

Net minimum lease payments	201
Less: Amount representing interest	(4)

Present value of net minimum lease payments	$197

12.	Debentures Payable
          In June 2007, First Acceptance Statutory Trust I (“FAST I”), a wholly-owned unconsolidated subsidiary trust of the Company, issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,240 shares of common securities to the Company, also at $1,000 per share. The sole assets of FAST I are $41.2 million of junior subordinated debentures issued by the Company. The debentures will mature on July 30, 2037 and are redeemable by the Company in whole or in part beginning on July 30, 2012, at which time the preferred securities are callable. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points).
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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Income Taxes
          The provision (benefit) for income taxes consisted of the following (in thousands).

	Year Ended June 30,
	2008	2007	2006
Federal:
Current	$31	$75	$161
Deferred	13,496	17,132	(1,533)
State income taxes	295	379	333

	$13,822	$17,586	$(1,039)

          The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands).

	Year Ended June 30,
	2008	2007	2006
Provision (benefit) for income taxes at statutory rate	$(1,408)	$321	$9,460
Tax effect of:
Tax-exempt investment income	(32)	(78)	(221)
Change in the beginning of the year balance of the valuation allowance for deferred tax assets allocated to income taxes	3,571	6,882	(10,540)
Net operating loss carryforward expirations	11,380	9,990	302
State income taxes, net of federal income tax benefit and state valuation allowance	139	246	216
Other	172	225	(256)

	$13,822	$17,586	$(1,039)

          The tax effects of temporary differences that give rise to the net deferred tax asset at June 30, 2008 and 2007 are presented below (in thousands).

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$33,884	$46,549
Stock option compensation	3,475	3,063
Unearned premiums and loss and loss adjustment expense reserves	7,316	8,254
Net unrealized change on investments	164	929
Alternative minimum tax (“AMT”) credit carryforwards	1,314	1,232
Accrued expenses	3,993	809
Other	1,377	261

	51,523	61,097
Deferred tax liabilities:
Deferred acquisition costs	(1,592)	(1,808)
Goodwill	(2,264)	(1,320)

	(3,856)	(3,128)

Total net deferred tax assets	47,667	57,969
Less: Valuation allowance:
Net operating loss carryforwards	(29,676)	(26,104)
Net unrealized change on investments	(164)	(929)
Other	(234)	—

	(30,074)	(27,033)

Net deferred tax assets	$17,593	$30,936

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          The net changes in the total valuation allowance for the years ended June 30, 2008 and 2007 were increases of $3.0 million and $6.6 million, while the year ended June 30, 2006 included a decrease of $9.3 million. In addition, during the years ended June 30, 2008 and 2007, the provision for income taxes included charges of $11.4 million and $10.0 million, respectively, related to the expiration of certain net operating loss (“NOL”) carryforwards due to taxable income for the respective fiscal year being less than the Company’s estimates of respective fiscal year taxable income. Prior to the acquisition of USAuto, a full valuation allowance had been established, as the Company believed that it was more likely than not that the benefits of the loss carryforwards would not be realized. However, as result of the USAuto acquisition in April 2004, the Company reduced the valuation allowance based upon internally-prepared projected operating results. At December 31, 2007, after considering recent trends in the Company’s results, including premiums written, premiums earned and policies in force, the Company assessed the realization of its NOL carryforwards and concluded that it was appropriate to increase its valuation allowance for the deferred tax asset related to the NOL carryforwards that expire in fiscal years 2008 and 2009 by $11.6 million.
          At June 30, 2008 and 2007, $0.2 million and $0.9 million, respectively, of the valuation allowance was related to the net unrealized change on investments as the Company believes that it is more likely than not that this tax benefit will not be realized. For the years ended June 30, 2008, 2007 and 2006, the change in the valuation allowance related to the net unrealized change on investments of $0.8 million, $0.3 million and $1.2 million, respectively, is included as part of other comprehensive loss. In addition, at June 30, 2008, the Company had state NOL carryforwards of $5.3 million that begin to expire in 2019 and AMT credit carryforwards of $1.3 million that have no expiration date.
          At June 30, 2008, the Company had gross NOL carryforwards for federal income tax purposes of $96.8 million, which are available to offset future federal taxable income. On a tax-affected basis, the Company had $33.9 million of remaining NOL carryforwards at June 30, 2008, of which $29.7 million related to NOL carryforwards expiring in fiscal 2009 that have been fully reserved for through a valuation allowance. The resulting net deferred tax asset related to federal NOL carryforwards at June 30, 2008 was $4.2 million. If future taxable income is less than current projections, an additional valuation allowance may become necessary that could have a materially adverse impact on the Company’s results of operations and financial position.
          The gross federal NOL carryforwards will expire in 2009 through 2023, as shown in the following table (in thousands).

Expiration Year Ended June 30,	Amount
2009	$84,791
2010	7,095
2011	2,099
2012	—
Thereafter	2,825

Total NOL carryforwards	$96,810

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Net Income (Loss) Per Share
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
          The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Year Ended June 30,
	2008	2007	2006
Net income (loss)	$(17,845)	$(16,670)	$28,068

Weighted average common basic shares	47,628	47,584	47,487
Effect of dilutive securities	—	—	2,089

Weighted average common dilutive shares	47,628	47,584	49,576

Basic net income (loss) per share	$(0.37)	$(0.35)	$0.59

Diluted net income (loss) per share	$(0.37)	$(0.35)	$0.57

          For the year ended June 30, 2008, options to purchase approximately 5.5 million shares of common stock, a dilutive effect of approximately 1.5 million shares, and 0.4 million shares of restricted common stock were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.
          For the year ended June 30, 2007, options to purchase approximately 4.7 million shares of common stock, a dilutive effect of approximately 2.1 million shares were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.
15. Concentrations of Credit Risk
          At June 30, 2008, the Company had certain concentrations of credit risk with several financial institutions in the form of cash and cash equivalents, which amounted to $38.6 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company is periodically reviewed. If the financial institutions failed to completely perform under the terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.
          The Company primarily transacts business either directly with its policyholders or through four independently-owned insurance agencies in Tennessee who exclusively write insurance policies on behalf of the Company. Direct policyholders make payments directly to the Company. Balances due from policyholders are generally secured by the related unearned premium. The Company requires a down payment at the time the policy is originated and subsequent scheduled payments are monitored in order to prevent the Company from providing coverage beyond the date for which payment has been received. If subsequent payments are not made timely, the policy is generally canceled at no loss to the Company. Policyholders whose premiums are written through the independent agencies make their payments to these agencies that in turn remit these payments to the Company. Balances due to the Company resulting from premium payments made to these agencies are unsecured.
16. Related Party Transactions
          Certain of the Company’s executives are covered by employment agreements covering, among other things, base compensation, incentive-bonus determinations and payments in the event of termination, or a change in control of the Company.
          Effective May 2004, the Company entered into an advisory services agreement with an entity controlled by a current director of the Company to render advisory services in connection with financings, mergers and acquisitions and other related matters involving the Company. In consideration for the advisory services to be provided, the Company paid the advisor a quarterly fee of $62,500 for a four-year period through April 2008. There

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
are no further amounts due related to the advisory services agreement. See Note 9 to the consolidated financial statements regarding the terms of a related severance agreement and future lease obligations.
          In September 2006, the Company sold 50,000 shares of common stock to an executive officer for an aggregate purchase price of $0.6 million, or $11.81 per share, which was the closing price of the common stock on the New York Stock Exchange on the date of sale.
17. Severance
          During the year ended June 30, 2008, the Company entered into separation agreements with certain officers and retail management personnel. Accordingly, the Company incurred a charge of approximately $1.1 million, comprised of $1.0 million in accrued severance and benefits and a $0.1 million non-cash charge related to the vesting of remaining unvested stock options. The remaining severance and benefit accrual of $0.8 million as of June 30, 2008 is classified within other liabilities on the Company’s consolidated balance sheet. The severance and benefits charge is included in insurance operating expenses and the non-cash charge related to the vesting of remaining unvested stock options is included within stock-based compensation expense in the consolidated statements of operations. The insurance operations segment includes the accrued severance and benefits charge, and the real estate and corporate segment includes the accelerated vesting charge.
18. Litigation
          The Company is named as a defendant in various lawsuits, arising in the ordinary course of business, generally relating to its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves. The Company also faces lawsuits that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action and individual lawsuits that involve issues arising in the course of the Company’s business. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by FASB Statement No. 5, Accounting for Contingencies (“SFAS 5”). Pursuant to SFAS 5, reserves for a loss may only be recorded if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management considers each legal action using SFAS 5 and records reserves for losses as warranted by establishing a reserve within its consolidated balance sheet in loss and loss adjustment expense reserves for bad faith claims and in other liabilities for other lawsuits. Amounts incurred are recorded within the Company’s consolidated statement of operations in losses and loss adjustment expenses for bad faith claims and in insurance operating expenses for other lawsuits unless otherwise disclosed.
          Certain claims and legal actions have been brought against the Company for which an accrual of a loss has been made under SFAS 5. The Company is a party to litigation in Alabama and Georgia in which allegations are made with respect to its sales practices, primarily the sale of motor club memberships currently or formerly sold in those states. Annette Rush v. Village Auto Insurance Company, Inc. (now known as First Acceptance Insurance Company of Georgia, Inc.) was filed on October 26, 2005, as a putative class action in the Superior Court of Fulton County, Georgia. Margaret Franklin v. Vesta Insurance Corp., et al. was filed on July 14, 2006, as a putative class action in the Circuit Court of Bullock County, Alabama. Keisha Milbry Monday, et al. v. First Acceptance Corp., et al. was filed on February 13, 2007, in the Circuit Court of Bullock County, Alabama. Carrie Jackson v. Alabama Acceptance Insurance Agency, Inc. was filed on July 24, 2007, as a putative class action in the Circuit Court of Bullock County, Alabama. Solomon and Catherine Warren, et al. v. First Acceptance Corp., et al. was filed on November 9, 2007, in the Circuit Court of Barbour County, Alabama. The suits generally allege that the Company implemented a program to convince its consumers who purchased automobile insurance policies to also purchase motor club memberships or that the Company charged its consumers billing fees associated with its products that were not properly disclosed, and seek unspecified damages and attorneys’ fees. The Georgia Superior Court certified the class in the Georgia lawsuit in December 2006. The Georgia Court of Appeals affirmed the class certification decision and the Georgia Supreme Court denied the Company’s Petition for Certiorari in January 2008. The court has not certified classes of plaintiffs in the two Alabama putative class actions. The Company has denied all allegations of wrongdoing, has vigorously defended itself against these actions, and believes the Company has meritorious defenses to these claims.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          Notwithstanding the foregoing, to avoid the uncertainty, risks and costs of further litigation, the Company has determined to settle this litigation. Pursuant to the terms of the settlement agreement, the plaintiffs in the Georgia litigation will be divided into two classes: (i) persons who were insured by the Company on September 1, 2008 who purchased an automobile club membership with their automobile insurance and (ii) persons who were insured by the Company prior to September 1, 2008 who purchased an automobile club membership with their automobile insurance. Pursuant to the terms of the settlement, each class member who was insured by the Company on September 1, 2008 will receive a premium credit equal to 100% of the amounts he or she paid for automobile club memberships and deferred billing fees against the premium for new or renewal automobile insurance policies for up to twelve months of liability or uninsured motorist coverage issued by the Company prior to December 31, 2009, unless he or she elects, prior to December 31, 2008, to receive instead of the premium credit a reimbursement certificate that provides for cash reimbursement of up to a maximum total payment of $50 for any rental or towing expenses incurred by the class member on or before December 31, 2009 as a result of the disablement of his or her vehicle because of an accident. Each class member who was insured by the Company prior to September 1, 2008 will receive a reimbursement certificate that provides for cash reimbursement of up to a maximum total payment of $50 for any rental or towing expenses incurred by the class member on or before December 31, 2009 as a result of the disablement of his or her vehicle because of an accident, unless he or she elects, prior to December 31, 2008, to receive instead of the reimbursement certificate, a premium credit equal to 100% of the amounts he or she paid for automobile club memberships and deferred billing fees against the premium for new automobile insurance policies for up to twelve months of liability or uninsured motorist coverage issued by the Company prior to June 30, 2010. Any premium credits issued to class members as described above will be prorated over a twelve-month term not to extend beyond June 30, 2010, and the class member will be entitled to the prorated premium credit only so long as he or she keeps their insurance premiums current during the twelve-month term. No benefits will be available to class members until January 1, 2009. The Company has also agreed to strengthen its disclosures to customers of all relevant fees, charges and coverages. In addition, the Company has agreed to pay $3.8 million in fees and expenses for the attorneys for the Georgia plaintiffs and pay all costs associated with the administration of the settlement. The settlement agreement is subject to approval by the court, and the Company expects the court to hold a hearing to consider the settlement in November 2008.
          The Company has also agreed upon preliminary settlement terms with the plaintiffs in the Alabama litigation. The preliminary settlement terms provide for benefits to the Alabama plaintiffs substantially similar to the benefits to be paid to the Georgia plaintiffs, and a payment of $2.5 million in fees and expenses for the attorneys for the Alabama plaintiffs. The settlement of the Alabama litigation is subject to the negotiation of a definitive settlement agreement and approval of the settlement agreement by the applicable courts.
          At this time, the Company is unable to estimate the total costs associated with the Georgia and Alabama litigation settlements. The costs of the settlements will depend, among other factors, upon whether class members receive premium credits or reimbursement certificates pursuant to the terms of the settlements and the rate of redemption of the premium credits and reimbursement certificates. The Company estimates that there are approximately 11,000 persons who were insured by the Company on September 1, 2008 and approximately 155,000 persons who were insured by the Company prior to September 1, 2008 that, pursuant to the terms of the settlement agreement, are members of the plaintiff class in the Georgia litigation. The Company estimates that there are approximately 55,000 persons who were insured by the Company prior to September 1, 2008 that, pursuant to the proposed settlement terms, would be eligible to be members of the plaintiff class in the Alabama litigation. The total amount received by the Company relating to motor club memberships and deferred billing fees is $24.7 million for the State of Georgia and $5.8 million for the State of Alabama.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          The litigation settlement costs are set forth separately in the consolidated statements of operations. The Company anticipates that its payment of $6.3 million in plaintiffs’ attorneys’ fees and expenses and the $0.4 million in estimated costs associated with the administration of the settlement, both of which were accrued at June 30, 2008, will occur in calendar year 2009, after the final approval from the courts. The Company will accrue additional amounts relating to the costs of the litigation settlements when those amounts become reasonably estimable.
          The Company is currently in discussions with its insurance carriers regarding coverage for the costs and expenses incurred relating to the litigation settlements and is not able currently to estimate the amount, if any, that it may receive from its insurance carriers. As a result, the Company has not accrued any amount at June 30, 2008 for insurance recoveries that may offset the costs and expenses relating to the litigation settlements. Any such insurance recoveries will be recorded in the Company’s operating results during the periods in which the recoveries are probable.
          The litigation settlement accrual of $6.3 million as well as the estimated costs associated with the administration of the settlement accrual of $0.4 million as of June 30, 2008 are classified within other liabilities on the Company’s consolidated balance sheet. The associated litigation costs for the year ended June 30, 2008 of $7.5 million relate to the provision of $6.3 million associated with estimated payments of the fees and costs of plaintiffs’ counsel, the provision of $0.4 million for estimated costs associated with the administration of the settlement as well as $0.8 million incurred in connection with the Company’s defense of the litigation and are classified within litigation settlement in the consolidated statements of operations.
19. Fair Value of Financial Instruments
          The carrying values and fair values of certain of the Company’s financial instruments as of June 30, 2008 and 2007 were as follows (in thousands).

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale	$189,570	$189,570	$176,555	$176,555
Cash and cash equivalents	38,646	38,646	34,161	34,161
Premiums and fees receivable, net	63,377	63,377	71,771	71,771
Liabilities:
Notes payable	3,913	3,913	23,060	23,060
Capitalized lease obligations	211	211	430	430
Debentures payable	41,240	30,668	41,240	41,240
          The fair values as presented represent the Company’s best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all non-financial instruments are not required to be disclosed. Therefore, the aggregate fair values presented in the table do not purport to represent the Company’s underlying value.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20.	Segment Information
          The Company operates in two business segments with its primary focus being the selling, servicing and underwriting of non-standard personal automobile insurance. The real estate and corporate segment consists of the activities related to the disposition of foreclosed real estate held for sale, interest expense associated with all debt and other general corporate overhead expenses.
          The following table presents selected financial data by business segment (in thousands).

	Year Ended June 30,
	2008	2007	2006
Revenues:
Insurance	$332,219	$347,431	$244,557
Real estate and corporate	180	206	4,445

Consolidated total	$332,399	$347,637	$249,002

Income (loss) before income taxes:
Insurance	$4,685	$6,252	$26,476
Real estate and corporate	(8,708)	(5,336)	553

Consolidated total	$(4,023)	$916	$27,029

	June 30,
	2008	2007
Total assets:
Insurance	$458,121	$460,356
Real estate and corporate	15,109	38,536

Consolidated total	$473,230	$498,892

21.	Statutory Financial Information and Accounting Policies
          The statutory-basis financial statements of the Insurance Companies are prepared in accordance with accounting practices prescribed or permitted by the Department of Insurance in each respective state of domicile. Each state of domicile requires that insurance companies domiciled in those states prepare their statutory-basis financial statements in accordance with the National Association of Insurance Commissioners Accounting Practices and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile. In addition, the Insurance Companies are required to report their risk-based capital (“RBC”) each December 31. Failure to maintain an adequate RBC could subject the Insurance Companies to regulatory action and could restrict the payment of dividends. As of December 31, 2007, the RBC levels of the Insurance Companies did not subject them to any regulatory action.
          At June 30, 2008 and 2007, on an unaudited consolidated statutory basis, capital and surplus as calculated was $113.1 million and $120.2 million, respectively. For the twelve months ended June 30, 2008, 2007 and 2006, unaudited consolidated statutory net income (loss) as filed was $3.8 million, $(1.9) million and $10.6 million, respectively.
          The maximum amount of dividends which can be paid by FAIC to the Company, without the prior approval of the Texas insurance commissioner, is limited to the greater of 10% of statutory capital and surplus as of December 31 of the next preceding year or net income for the year. Accordingly, as of December 31, 2007, the maximum amount of dividends available to be paid to the Company from FAIC without prior approval within any preceding twelve-month period is approximately $11 million. The amount of the dividend is further limited by the amount of FAIC’s “earned surplus” which at June 30, 2008 was $2.8 million.
          FAIC-GA and FAIC-TN are wholly-owned subsidiaries of FAIC and the maximum amount of dividends which they can pay to FAIC, without the prior approval of the respective insurance commissioner, is limited to the greater of 10% of their statutory capital and surplus as of December 31 of the next preceding year or net income (not including realized capital gains) for the year. Available ordinary dividends from these wholly-owned insurance company subsidiaries would increase the earned surplus of FAIC to $7.0 million.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
22.	Selected Quarterly Financial Data (unaudited)
          Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data for the years ended June 30, 2008 and 2007 is summarized as follows (in thousands, except per share data).

	Quarters Ended
	September 30,	December 31,	March 31,	June 30,
Year Ended June 30, 2008:
Total revenues	$87,158	$82,341	$83,985	$78,915
Net income (loss) before income taxes	$2,963	$33	$1,287	$(8,306)
Net income (loss)	$1,892	$(11,731)	$758	$(8,764)

Basic net income (loss) per share	$0.04	$(0.25)	$0.02	$(0.18)
Diluted net income (loss) per share	$0.04	$(0.25)	$0.02	$(0.18)

Year Ended June 30, 2007:
Total revenues	$79,102	$84,321	$91,983	$92,231
Net income (loss) before income taxes	$2,336	$4,241	$4,833	$(10,494)
Net income (loss)	$1,493	$2,701	$3,066	$(23,930)

Basic net income (loss) per share	$0.03	$0.06	$0.06	$(0.50)
Diluted net income (loss) per share	$0.03	$0.05	$0.06	$(0.50)
          Net loss before income taxes for the quarter ended June 30, 2008 included $7.0 million in settlement, defense and administration costs associated with the litigation settlements (see Note 18). Net loss for the quarter ended June 30, 2008 included an increase in the provision for income taxes of $3.3 million due to the increase in the valuation allowance for the deferred tax asset relating to NOL carryforwards expiring during fiscal 2009 as a result of the litigation settlements. Previously, during the quarter ended December 31, 2007, the Company increased its valuation allowance for the deferred tax asset related to the NOL carryforwards that expire in fiscal 2008 and 2009 by $11.6 million.
          Net loss before income taxes for the quarter ended June 30, 2007 included an unfavorable change in the estimate of unpaid loss and loss adjustment expenses which resulted in a charge of $15.6 million. Of this amount, $12.6 million related to prior accident quarters and $3.0 million related to an unanticipated increase in the loss and loss adjustment expense ratio for the current quarter. Net loss for the quarter ended June 30, 2007 included an increase in the provision for income taxes of $16.9 million due to (i) an increase in the valuation allowance for the deferred tax asset of $6.9 million resulting from revisions in management’s estimates for the Company’s future taxable income based on the results for fiscal 2007 and (ii) a $10.0 million charge due to the expiration of certain NOL carryforwards due to taxable income for fiscal 2007 being less than management’s most recent estimates.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
          None.

Item 9A.	Controls and Procedures
          Evaluation of Disclosure Controls and Procedures
          Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2008. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our assessment under the Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.
          Our independent registered public accounting firm, Ernst & Young LLP has issued an attestation report on our internal control over financial reporting, which report appears herein.
          Changes in Internal Control over Financial Reporting
          During the fourth fiscal quarter of the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
          On September 10, 2008, we entered into a waiver and amendment (the “Amendment”) to our Revolving Credit and Term Loan Agreement, dated as of January 12, 2006 (as amended from time to time, the “Credit Agreement”), by and among the Company, SunTrust Bank, as administrative agent and a lender, and First Bank, as a lender. The Amendment (i) waived our non-compliance with certain financial covenants as of June 30, 2008, (ii) required the Company to make a principal prepayment of $1.0 million in August 2008, (iii) accelerated the maturity date of the term loan facility to October 31, 2008, (iv) eliminated the revolving credit facility, and (v) removed all financial covenants for the remaining term of the term loan facility. The foregoing description of the Amendment is qualified in its entirety by reference to the Amendment, which is attached as Exhibit 10.38 to this report and incorporated herein by this reference.
          On September 11, 2008, we entered into a settlement agreement with respect to certain litigation pending in the State of Georgia. For additional information with respect to the settlement agreement and certain other litigation pending against the Company, see “Item 3. Legal Proceedings.”

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
          Information with respect to our directors, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 5, 2008, is incorporated herein by reference. Information with respect to our executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 5, 2008, is incorporated herein by reference.
          Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 5, 2008, is incorporated herein by reference.
          Information with respect to our code of business conduct and ethics, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 5, 2008, is incorporated herein by reference.
          Information with respect to our corporate governance disclosures, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 5, 2008, is incorporated herein by reference.
          On December 5, 2007, the Company filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. The Company has filed as exhibits to this Annual Report on Form 10-K and to the Annual Report on Form 10-K for the year ended June 30, 2007, the applicable certifications of its Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of the Company’s public disclosures.

Item 11.	Executive Compensation
          Information with respect to our executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 5, 2008, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 5, 2008, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
          Information with respect to certain relationships and related transactions, and director independence, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 5, 2008, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
          Information with respect to the fees paid to and services provided by our principal accountants, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 5, 2008, is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
                    (a) Financial Statements, Financial Statement Schedules and Exhibits
(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules:

Schedule I — Financial Information of Registrant (Parent Company)

(3)	Exhibits: See the exhibit listing set forth below.

Exhibit
Number

2.1	Plan of Reorganization, dated as of April 1, 1996, between the Trust and the Company (incorporated by reference to Exhibit 2.1 of Registration Statement No. 333-07439 on Form S-4, filed July 2, 1996 (the “Registration Statement”)).

2.2	Stock Purchase Agreement, dated as of January 16, 1996, between Liberté Investors Trust and Hunter’s Glen/Ford, Ltd. (the “Purchaser”) (incorporated by reference to Exhibit 4.1 of Liberté Investors Trust’s Current Report on Form 8-K filed with the Commission on January 24, 1996), as amended by the Amendment to the Stock Purchase Agreement, dated as of February 27, 1996, and the Second Amendment to the Stock Purchase Agreement, dated as of March 28, 1996 (incorporated by reference to Exhibit 2.1 of Liberté Investors Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

2.3	Agreement and Plan of Merger by and among the Company, USAH Merger Sub, Inc., USAuto Holdings, Inc. and the Stockholders of USAuto Holdings, Inc., dated as of December 15, 2003 (incorporated by reference to Exhibit 2.1 of Registration Statement No. 333-111161 on Form S-1, filed December 15, 2003).

3.1	Restated Certificate of Incorporation of First Acceptance Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 3, 2004).

3.2	Second Amended and Restated Bylaws of First Acceptance Corporation (incorporated by reference to Exhibit 3 of the Company’s Current Report on Form 8-K dated November 9, 2007).

4.1	Form of Registration Rights Agreement, dated August 16, 1996, between the Company and the Purchaser (incorporated by reference to Exhibit 4.1 of the Registration Statement).

4.2	Form of Agreement Clarifying Registration Rights, dated August 16, 1996, between the Company, the Purchaser, the Enloe Descendants’ Trust, and Robert Ted Enloe, III (incorporated by reference to Exhibit 4.3 of the Registration Statement).

4.3	Registration Rights Agreement, dated as of July 1, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 11, 2002).

4.4	Form of certificate representing shares of common stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed December 26, 2002).

Exhibit
Number

10.1	Employment Agreement, dated as of July 1, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 11, 2002).*

10.2	First Acceptance Corporation 2002 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed May 18, 2004).*

10.3	Nonqualified Stock Option Agreement, dated as of July 9, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated July 11, 2002).*

10.4	Indemnification Agreement, dated as of July 1, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated July 11, 2002).

10.5	Stock Purchase Agreement, dated as of July 9, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-8 dated December 26, 2002).*

10.6	Stock Purchase Agreement, dated as of June 30, 2003, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K dated September 26, 2003).*

10.7	Advisory Services Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Edwards Capital LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.8	Separation Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Donald J. Edwards (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.9	Employment Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.10	Nonqualified Stock Option Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.11	Nonqualified Stock Option Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.12	Registration Rights Agreement, dated as of April 30, 2004, by and among First Acceptance Corporation, Stephen J. Harrison and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated May 3, 2004).

10.13	Form of Restricted Stock Award Agreement under the Company’s 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 3, 2004).*

10.14	Form of Nonqualified Stock Option Agreement under the Company’s 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 3, 2004).*

10.15	First Acceptance Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registration Statement No. 333-121551 on Form S-8, filed December 22, 2004).

Exhibit
Number

10.16	Summary of Compensation for Non-Employee Directors and Named Executive Officers.

10.17	Asset Purchase Agreement, dated as of January 12, 2006, by and among First Acceptance Corporation, Acceptance Insurance Agency of Illinois, Inc., Insurance Plus Agency II, Inc., Yale International Insurance Agency, Inc. and Constantine Danos (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 18, 2006).

10.18	Credit Agreement, dated as of January 12, 2006, by and among First Acceptance Corporation, SunTrust Bank, in its capacity as a lender and as administrative agent for the lenders, and First Bank (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 18, 2006).

10.19	Stock Purchase Agreement, dated as of September 13, 2006, by and between First Acceptance Corporation and Edward Pierce (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated September 19, 2006).*

10.20	Nonqualified Stock Option Agreement, dated as of September 13, 2006, by and between First Acceptance Corporation and Edward Pierce (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated September 19, 2006).*

10.21	Amendment to Employment Agreement, dated as of September 13, 2006, by and between First Acceptance Corporation and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K dated September 19, 2006).*

10.22	Nonqualified Stock Option Agreement, dated as of October 9, 2006, by and between First Acceptance Corporation and Kevin P. Cohn (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated October 12, 2006).*

10.23	Second Amendment to the First Acceptance Corporation 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q dated May 10, 2007).*

10.24	Form of Restricted Stock Award Agreement of Outside Directors under the Company’s 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated May 10, 2007).*

10.25	Form of Indemnification Agreement between the Company and each of the Company’s directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 10-Q dated May 10, 2007).*

10.26	Junior Subordinated Indenture, dated June 15, 2007, between First Acceptance Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated June 18, 2007).

10.27	Guarantee Agreement, dated June 15, 2007, between First Acceptance Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated June 18, 2007).

10.28	Amended and Restated Trust Agreement, dated June 15, 2007, among First Acceptance Corporation, Wilmington Trust Company and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated June 18, 2007).

10.29	Waiver and Fourth Amendment to Revolving Credit and Term Loan Agreement, dated September 13, 2007, by and among First Acceptance Corporation, Suntrust Bank, as administrative agent and as a lender, and First Bank, as a lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 18, 2007).

Exhibit
Number

10.30	Release Agreement, dated December 31, 2007, between First Acceptance Corporation and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated January 4, 2008).*

10.31	Waiver and Fifth Amendment to Revolving Credit and Term Loan Agreement, dated February 6, 2008, by and among First Acceptance Corporation, Suntrust Bank, as administrative agent and as a lender, and First Bank, as a lender (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated February 11, 2008).

10.32	Amended and Restated Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated February 11, 2008).*

10.33	Amended and Restated Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, by and between First Acceptance Corporation and Edward Pierce (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated February 11, 2008).*

10.34	Amended and Restated Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, by and between First Acceptance Corporation and Kevin P. Cohn (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K dated February 11, 2008).*

10.35	Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, by and between First Acceptance Corporation and William R. Pentecost (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K dated February 11, 2008).*

10.36	First Amendment to First Acceptance Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated February 11, 2008).

10.37	Restricted Stock Award Agreement, dated as of March 18, 2008, between First Acceptance Corporation and Edward Pierce (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated March 21, 2008).*

10.38	Waiver and Sixth Amendment to Revolving Credit and Term Loan Agreement, dated September 10, 2008, by and among First Acceptance Corporation, Suntrust Bank, as administrative agent and as a lender, and First Bank, as a lender.

14	First Acceptance Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K dated September 28, 2004).

21	Subsidiaries of First Acceptance Corporation.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION
Date: September 11, 2008	By	/s/ Stephen J. Harrison
Stephen J. Harrison
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen J. Harrison	Chief Executive Officer and Director (Principal Executive Officer)	September 11, 2008

Stephen J. Harrison

/s/ Kevin P. Cohn	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 11, 2008

Kevin P. Cohn

/s/ Gerald J. Ford	Chairman of the Board of Directors	September 11, 2008

Gerald J. Ford

/s/ Thomas M. Harrison, Jr.	Director	September 11, 2008

Thomas M. Harrison, Jr.

/s/ Rhodes R. Bobbitt	Director	September 11, 2008

Rhodes R. Bobbitt

Director

Harvey B. Cash

Director

Donald J. Edwards

/s/ Tom C. Nichols	Director	September 11, 2008

Tom C. Nichols

Director

Lyndon L. Olson

/s/ William A. Shipp, Jr.	Director	September 11, 2008

William A. Shipp, Jr.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
SCHEDULE I. FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
(in thousands)

	June 30,
	2008	2007
Balance Sheets
Assets:
Investment in subsidiaries, at equity in net assets	$257,305	$269,806
Cash and cash equivalents	2,465	10,350
Deferred tax asset	8,927	24,674
Other assets	2,741	3,161
Foreclosed real estate held for sale	594	341
Amounts due from (to) subsidiaries	383	(3,136)

	$272,415	$305,196

Liabilities:
Notes payable	$3,913	$23,060
Debentures payable	41,240	41,240
Other liabilities	1,803	1,412
Stockholders’ equity	225,459	239,484

	$272,415	$305,196

	Year Ended June 30,
	2008	2007	2006
Statements of Operations
Gains on sales of foreclosed real estate	$—	$—	$3,637
Investment income	180	206	807
Equity in income of subsidiaries, net of tax	2,805	3,677	17,282
Expenses	(8,888)	(5,542)	(3,891)

Income (loss) before income taxes	(5,903)	(1,659)	17,835
Provision (benefit) for income taxes	11,942	15,011	(10,233)

Net income (loss)	$(17,845)	$(16,670)	$28,068

	Year Ended June 30,
	2008	2007	2006
Statements of Cash Flows
Cash flows from operating activities:
Net income (loss)	$(17,845)	$(16,670)	$28,068
Equity in income of subsidiaries, net of tax	(2,805)	(3,677)	(17,282)
Stock-based compensation	1,507	1,063	500
Deferred income taxes	15,747	18,037	514
Gains on sales of foreclosed real estate	—	—	(3,637)
Change in assets and liabilities	(2,829)	3,322	5,726

Net cash provided by (used in) operating activities	(6,225)	2,075	13,889

Cash flows from investing activities:
Sale of investment in mutual fund	—	—	10,920
Investment in subsidiary	—	(45,765)	(47,026)
Dividend from subsidiary	17,609	6,435	750
Improvements to foreclosed real estate	(253)	(254)	—
Purchase of common stock in trust	—	(1,240)	—
Proceeds from sales of foreclosed real estate	—	—	4,512

Net cash provided by (used in) investing activities	17,356	(40,824)	(30,844)

Cash flows from financing activities:
Proceeds from borrowings	—	5,000	30,000
Payments on borrowings	(19,147)	(5,552)	(6,388)
Proceeds from issuance of debentures	—	41,240	—
Net proceeds from issuance of common stock	131	857	223
Exercise of stock options	—	—	421

Net cash provided by (used in) financing activities	(19,016)	41,545	24,256

Net increase (decrease) in cash and cash equivalents	(7,885)	2,796	7,301
Cash and cash equivalents, beginning of year	10,350	7,554	253

Cash and cash equivalents, end of year	$2,465	$10,350	$7,554