Form 10-Q
period 2008-09-30
FIRST ACCEPTANCE CORP /DE/
filed 2008-11-10
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of November 10, 2008, there were 48,089,667 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

i

PART I — FINANCIAL INFORMATION
     Item 1. Financial Statements
FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Fixed maturities, available-for-sale at fair value (amortized cost of $192,972 and $190,040, respectively)	$189,040	$189,570
Cash and cash equivalents	29,101	38,646
Premiums and fees receivable, net of allowance of $852 and $651	57,662	63,377
Reinsurance receivables	293	283
Deferred tax asset, net	15,892	17,593
Other assets	10,578	9,894
Property and equipment, net	4,659	4,876
Deferred acquisition costs	4,690	4,549
Goodwill	138,082	138,082
Identifiable intangible assets	6,360	6,360

TOTAL ASSETS	$456,357	$473,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$98,631	$101,407
Unearned premiums and fees	70,274	77,237
Notes payable and capitalized lease obligations	2,633	4,124
Debentures payable	41,240	41,240
Payable for securities	—	1,045
Other liabilities	19,246	22,718

Total liabilities	232,024	247,771

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 48,055 shares issued and outstanding	481	481
Additional paid-in capital	463,096	462,601
Accumulated other comprehensive loss	(3,932)	(470)
Accumulated deficit	(235,312)	(237,153)

Total stockholders’ equity	224,333	225,459

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$456,357	$473,230

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2008	2007
Revenues:
Premiums earned	$61,838	$74,803
Commission and fee income	8,243	9,298
Investment income	2,723	3,027
Other	(1,215)	30

	71,589	87,158

Costs and expenses:
Losses and loss adjustment expenses	43,732	57,671
Insurance operating expenses	21,446	23,986
Other operating expenses	392	505
Litigation settlement	145	—
Stock-based compensation	495	324
Depreciation and amortization	469	368
Interest expense	1,157	1,341

	67,836	84,195

Income before income taxes	3,753	2,963
Provision for income taxes	1,912	1,071

Net income	$1,841	$1,892

Net income per share:
Basic and diluted	$0.04	$0.04

Number of shares used to calculate net income per share:
Basic	47,655	47,615

Diluted	49,244	49,536

Reconciliation of net income to comprehensive income (loss):
Net income	$1,841	$1,892
Net unrealized change in investments	(3,462)	2,019
Other	—	(167)

Comprehensive income (loss)	$(1,621)	$3,744

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,841	$1,892
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	469	368
Stock-based compensation	495	324
Deferred income taxes	1,701	924
Other-than-temporary impairment on investment securities	1,265	—
Other	(11)	(9)
Change in:
Premiums and fees receivable	5,670	1,233
Deferred acquisition costs	(141)	(235)
Loss and loss adjustment expense reserves	(2,776)	2,476
Unearned premiums and fees	(6,963)	(3,255)
Litigation settlement	145	—
Other	(4,226)	(733)

Net cash provided by (used in) operating activities	(2,531)	2,985

Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(10,036)	(7,512)
Maturities and paydowns of fixed maturities, available-for-sale	3,409	3,072
Sales of fixed maturities, available-for-sale	2,488	802
Net change in receivable/payable for securities	(1,045)	18,974
Capital expenditures	(254)	(176)
Other	(85)	(22)

Net cash provided by (used in) investing activities	(5,523)	15,138

Cash flows from financing activities:
Payments on borrowings	(1,491)	(6,442)

Net cash used in financing activities	(1,491)	(6,442)

Net increase (decrease) in cash and cash equivalents	(9,545)	11,681
Cash and cash equivalents, beginning of period	38,646	34,161

Cash and cash equivalents, end of period	$29,101	$45,842

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
     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
2. Investments
     Fair Value
     Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company holds fixed maturities investments, which are carried at fair value.
     Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs are based on market data from independent sources, while unobservable inputs reflect the Company’s view of market assumptions in the absence of observable market information. All assets and liabilities that are carried at fair value are classified and disclosed in one of the following categories:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Quoted market prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model driven valuations that use observable market data.

Level 3 —	Instruments that use model driven valuations that do not have observable market data.
     Level 1 assets and liabilities primarily consist of financial instruments whose value is based on quoted market prices.
     Level 2 assets and liabilities include those financial instruments that are valued by quoted market prices in markets that are not active or by independent pricing services or valued using models or other valuation techniques. All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the market place.
     Level 3 assets and liabilities include financial instruments whose fair value is estimated based on non-binding broker quotes or by model driven valuations that utilize significant inputs not based on, or corroborated by, readily available market information.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following table presents the fair-value measurements for each major category of assets that are measured on a recurring basis as of September 30, 2008 (in thousands).

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturities:
U.S. government and agencies	$31,378	$31,378	$—	$—
State	7,561	—	7,561	—
Political subdivisions	3,362	—	3,362	—
Revenue and assessment	29,881	—	29,881	—
Corporate bonds	52,111	—	52,111	—
Collateralized mortgage obligations	64,747	—	63,668	1,079

Total fixed maturities	189,040	31,378	156,583	1,079
Cash and cash equivalents	29,101	29,101	—	—

Total	$218,141	$60,479	$156,583	$1,079

     Based on the above categorization, the following table represents the quantitative disclosure for those major assets included in category Level 3 as of September 30, 2008 (in thousands).

Fair Value
Measurements
Using Significant
Unobservable
Inputs
(Level 3)
Balance at July 1, 2008	$167
Total gains or losses (realized or unrealized):
Included in net income	(99)
Included in comprehensive income (loss)	—
Purchases, sales, issuances and settlements	(17)
Transfers in and/or out of Level 3	1,028

Balance at September 30, 2008	$1,079

     Gains or losses included in net income are included in other revenues within the consolidated statements of operations. Of the $1.1 million fair value of securities in Level 3, which consists of 3 securities, each are priced based on non-binding broker quotes.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Investment Income and Net Realized Gains and Losses
     The major categories of investment income follow (in thousands).

	Three Months Ended
	September 30,
	2008	2007
Fixed maturities, available-for-sale	$2,630	$2,667
Cash and cash equivalents	179	445
Other	29	29
Investment expenses	(115)	(114)

	$2,723	$3,027

     Net realized capital gains (losses) on investments, which are included in other revenues within the consolidated statements of operations, from fixed maturities available-for-sale follow (in thousands).

	Three Months Ended
	September 30,
	2008	2007
Gains	$59	$37
Losses	(9)	(7)
Other-than-temporary impairment	(1,265)	—

	$(1,215)	$30

     Fixed Maturities, Available-for-sale
     The following table summarizes our fixed maturity securities at September 30, 2008 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government and agencies	$30,310	$1,154	$(86)	$31,378
State	7,418	163	(20)	7,561
Political subdivisions	3,365	19	(22)	3,362
Revenue and assessment	29,928	276	(323)	29,881
Corporate bonds	55,427	105	(3,421)	52,111
Collateralized mortgage obligations	66,524	419	(2,196)	64,747

	$192,972	$2,136	$(6,068)	$189,040

     The number of securities with gross unrealized gains and losses follows. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses		Gross
	Less than	12 months	Unrealized
As of:	12 months	or longer	Gains
September 30, 2008	95	14	107
June 30, 2008	79	16	108

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The fair value and gross unrealized losses of those securities in a continuous unrealized loss position for longer than 12 months at September 30, 2008 follows. Gross unrealized losses are further segregated by the percentage of amortized cost.

	Number		Gross
	of	Fair	Unrealized
Gross Unrealized Losses	Securities	Value	Losses
Less than 10%	4	$1,247	$(76)
Greater than 10%	10	6,970	(1,875)

	14	$8,217	$(1,951)

     The following table sets forth the amount of gross unrealized loss by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2008 (in thousands).

	Fair Value of
	Securities with		Severity of Gross Unrealized Losses
	Gross	Gross			Greater
Length of	Unrealized	Unrealized	Less	5% to	than
Gross Unrealized Losses:	Losses	Losses	than 5%	10%	10%
Less than or equal to:
Three months	$21,729	$(446)	$(347)	$(99)	$—
Six months	41,865	(2,242)	(458)	(937)	(847)
Nine months	12,551	(1,222)	(208)	(70)	(944)
Twelve months	2,294	(207)	(54)	—	(153)
Greater than twelve months	8,217	(1,951)	(20)	(56)	(1,875)

Total	$86,656	$(6,068)	$(1,087)	$(1,162)	$(3,819)

     Other-Than-Temporary Impairment
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
     Securities with declines attributable to issuer-specific fundamentals are reviewed to identify all available evidence to estimate the potential for impairment. Resources used include historical financial data included in SEC filings for corporate bonds and performance data regarding the underlying loans for collateralized mortgage obligations (“CMOs”). Securities with declines attributable to market or sector declines where the Company has the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value are not deemed to be other-than-temporary.
     The issuer-specific factors considered in reaching the conclusion that securities with declines are not other-than-temporary include (i) the extent and duration of the decline in fair value, including the duration of any significant decline in value, (ii) whether the security is current as to payments of principal and interest, (iii) a valuation of any underlying collateral, (iv) current and future conditions and trends for both the business and its industry, (v) changes in cash flow assumptions for CMOs and (vi) rating agency actions. Based on these factors, the Company will make a determination as to the probability of recovering principal and interest on the security.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Other-than-temporary impairment (“OTTI”) charges of $1.3 million for the three months ended September 30, 2008 include $0.6 million for certain non-agency CMOs and $0.7 million for two corporate bonds. Due to the deterioration in liquidity in the credit markets, yields on certain non-agency CMOs declined below projected book yields requiring the impairment of those CMOs totaling $0.6 million under the guidance set forth in Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” Other than the decline in the yields of these securities resulting from changes in prepayment assumptions, the underlying assets of these securities continue to perform within expectations. The Company also recognized OTTI charges of $0.7 million related to two corporate bonds. These bonds were considered to be impaired based on the extent and duration of the declines in their fair values and issuer-specific fundamentals relating to (i) poor operating results and weakened financial conditions, (ii) negative industry trends further impacted by the recent economic turmoil, and (iii) a series of downgrades to their credit ratings. Based on these factors, the Company does not believe that these bonds will recover their unrealized losses in the near future. The Company believes that the remaining securities having unrealized losses at September 30, 2008 were not other-than-temporarily impaired and that it has the ability and intent to hold these securities for a period of time sufficient to allow for recovery of their impairment.
3. Notes Payable
     The Company entered into an amendment to its credit agreement effective September 10, 2008. The amended terms (i) accelerated the maturity date of the term loan facility to October 31, 2008, (ii) eliminated the revolving credit facility and (iii) removed all financial covenants for the remaining term. The unpaid balance under the Company’s credit agreement as of September 30, 2008 was $2.5 million, which was paid in full on October 31, 2008. The Company entered into an interest rate swap agreement in January 2006 that fixed the interest rate on the term loan facility at 6.63%. Effective September 30, 2008, the Company cancelled the interest rate swap agreement for $0.1 million.
4. Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data).

	Three Months Ended
	September 30,
	2008	2007
Net income	$1,841	$1,892

Weighted average common basic shares	47,655	47,615
Effect of dilutive securities	1,589	1,921

Weighted average common dilutive shares	49,244	49,536

Basic and diluted net income per share	$0.04	$0.04

     For the three months ended September 30, 2008, options to purchase approximately 5.4 million shares of common stock, a dilutive effect of approximately 1.2 million shares, and 0.4 million shares of restricted common stock were included in the computation of diluted income per share. For the three months ended September 30, 2007, options to purchase approximately 4.7 million shares of common stock, a dilutive effect of approximately 1.9 million shares, were included in the computation of diluted income per share.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
5. Income Taxes
     Net deferred tax assets in the accompanying balance sheets as of September 30, 2008 and June 30, 2008 include deferred tax assets of $47.5 million and $47.7 million, respectively, and a related valuation allowance of $31.6 million and $30.1 million, respectively. The Company continues to assess the realization of its deferred tax assets, including net operating loss (“NOL”) carryforwards, which comprise the majority of its deferred tax assets. As of June 30, 2008, the deferred tax asset related to the federal NOL carryforwards that expire in fiscal year 2009 were fully allowed for through the valuation allowance. The Company’s assessment of the realization of its remaining deferred tax assets at September 30, 2008 resulted in an increase of $1.5 million to the valuation allowance related to the changes in unrealized losses and other-than-temporary impairment on investment securities.
     A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company considers positive and negative evidence to determine the sufficiency of its valuation allowance, including its historical and forecasted future taxable income. Management remains optimistic about the Company’s future outlook and expects to generate taxable income sufficient to realize its remaining net deferred tax assets.
     However, the Company’s evaluation includes multiple assumptions and estimates that may change over time. Current market conditions could create greater volatility in operating results. Management is closely monitoring trends in premiums written, premiums earned, policies in force, underwriting profits and their impact on forecasted operating results. If the Company were to incur actual cumulative losses over a three-year period or forecast near term losses, which would indicate uncertainty regarding its ability to generate taxable income and realize tax benefits in future years, the Company may be required to record an additional valuation allowance that could have a materially adverse impact on its results of operations and financial position.
6. Goodwill and Identifiable Intangible Assets
     After considering recent trends in the Company’s results, including premiums written, premiums earned and policies in force, the estimated future discounted cash flows associated with its goodwill and identifiable intangible assets were compared with their carrying amounts to determine if a write down to market value or discounted cash flow value was necessary. Based on this evaluation, the Company concluded that goodwill and other identifiable intangible assets were fully realizable as of September 30, 2008. However, the Company’s evaluation includes multiple assumptions, including estimated discounted cash flows and estimates that may change over time. If future discounted cash flows become less than those projected by the Company, an impairment charge may become necessary that could have a materially adverse impact on the Company’s results of operations and financial position.
7. Litigation
     The Company is named as a defendant in various lawsuits, arising in the ordinary course of business, generally relating to its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves. The Company also faces lawsuits that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action and individual lawsuits that involve issues arising in the course of the Company’s business. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by Financial Accounting Standards Board (“FASB”) Statement No. 5, Accounting for Contingencies (“SFAS 5”). Pursuant to SFAS 5, reserves for a loss may only be recorded if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management considers each legal action using SFAS 5 and records reserves for losses as warranted by establishing a reserve within its consolidated balance sheet in loss and loss adjustment expense reserves for bad faith claims and in other liabilities for other lawsuits. Amounts incurred are recorded within the Company’s consolidated statement of operations in losses and loss adjustment expenses for bad faith claims and in insurance operating expenses for other lawsuits unless otherwise disclosed.
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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
     Notwithstanding the foregoing, to avoid the uncertainty, risks and costs of further litigation, the Company entered into a settlement agreement effective September 10, 2008 with the plaintiffs in the Georgia litigation. Pursuant to the terms of the settlement agreement, the plaintiffs in the Georgia litigation were divided into two classes: (i) persons who were insured by the Company on September 1, 2008 who purchased an automobile club membership with their automobile insurance and (ii) persons who were insured by the Company prior to September 1, 2008 who purchased an automobile club membership with their automobile insurance. Pursuant to the terms of the settlement, each class member who was insured by the Company on September 1, 2008 will receive a premium credit equal to 100% of the amounts he or she paid for automobile club memberships and deferred billing fees against the premium for a new or renewal automobile insurance policy (as applicable) for up to twelve months of liability or uninsured motorist coverage issued by the Company prior to December 31, 2009, unless he or she elects, prior to December 31, 2008, to receive instead of the premium credit a reimbursement certificate that provides for cash reimbursement of up to a maximum total payment of $50 for any rental or towing expenses incurred by the class member on or before December 31, 2009 as a result of the disablement of his or her vehicle because of an accident. Each class member who was insured by the Company prior to September 1, 2008 will receive a reimbursement certificate that provides for cash reimbursement of up to a maximum total payment of $50 for any rental or towing expenses incurred by the class member on or before December 31, 2009 as a result of the disablement of his or her vehicle because of an accident, unless he or she elects, prior to December 31, 2008, to receive instead of the reimbursement certificate, a premium credit equal to 100% of the amounts he or she paid for automobile club memberships and deferred billing fees against the premium for a new automobile insurance policy for up to twelve months of liability or uninsured motorist coverage issued by the Company prior to June 30, 2010. Any premium credits issued to class members as described above will be prorated over a twelve-month term not to extend beyond June 30, 2011, and the class member will be entitled to the prorated premium credit only so long as he or she keeps their insurance premiums current during the twelve-month term. No benefits will be available to class members until January 1, 2009. The Company has also agreed to strengthen its disclosures to customers of all relevant fees, charges and coverages. In addition, the Company has agreed to pay $3.8 million in fees and expenses for the attorneys for the Georgia plaintiffs and pay all costs associated with the administration of the settlement. The settlement agreement is subject to approval by the court, and the Company expects the court to hold a hearing to consider the settlement in November 2008.
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
     At this time, the Company is unable to estimate the total costs associated with the Georgia and Alabama litigation settlements. The costs of the settlements will depend, among other factors, upon whether class members receive premium credits or reimbursement certificates pursuant to the terms of the settlements and the rate of redemption and forfeiture of the premium credits and reimbursement certificates. The Company estimates that there are approximately 11,000 persons who were insured by the Company on September 1, 2008 and approximately 155,000 persons who were insured by the Company prior to September 1, 2008 that, pursuant to the terms of the settlement agreement, are members of the plaintiff class in the Georgia litigation. The Company estimates that there are approximately 55,000 persons who were insured by the Company prior to September 1, 2008 that, pursuant to the proposed settlement terms, would be eligible to be members of the plaintiff class in the Alabama litigation. Through September 30, 2008, the total amount received by the Company relating to motor club memberships and deferred billing fees is $25.3 million for the State of Georgia and $5.8 million for the State of Alabama.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The litigation settlement costs are set forth separately in the consolidated statements of operations. The Company anticipates that its payment of $6.3 million in plaintiffs’ attorneys’ fees and expenses and the $0.4 million in estimated costs associated with the administration of the settlement, both of which were previously accrued at June 30, 2008, will occur in calendar year 2009, after the final approval from the courts. The Company will accrue additional amounts relating to the costs of the litigation settlements when those amounts become reasonably estimable.
     The Company is currently in discussions with its insurance carriers regarding coverage for the costs and expenses incurred relating to the litigation settlements and is not able currently to estimate the amount, if any, that it may receive from its insurance carriers. As a result, the Company has not accrued any amount at September 30, 2008 for insurance recoveries that may offset the costs and expenses relating to the litigation settlements. Any such insurance recoveries will be recorded in the Company’s operating results during the periods in which the recoveries are determined to be probable.
     The litigation settlement accrual of $6.3 million as well as the remaining estimated costs associated with the administration of the settlement accrual of $0.4 million as of September 30, 2008 are classified within other liabilities on the Company’s consolidated balance sheet. The associated litigation costs for the three months ended September 30, 2008 of $0.1 million relate to costs incurred in connection with the Company’s defense of the litigation and are classified within litigation settlement in the consolidated statements of operations.
8. Segment Information
     The Company operates in two business segments: (i) insurance operations and (ii) real estate and corporate. The Company’s primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. The real estate and corporate segment consists of activities related to the disposition of foreclosed real estate held for sale, interest expense associated with all debt and other general corporate overhead expenses.
     The following table presents selected financial data by business segment (in thousands).

	Three Months Ended
	September 30,
	2008	2007
Revenues:
Insurance	$71,556	$87,089
Real estate and corporate	33	69

Consolidated total	$71,589	$87,158

Income (loss) before income taxes:
Insurance	$5,763	$5,061
Real estate and corporate	(2,010)	(2,098)

Consolidated total	$3,753	$2,963

	September 30,	June 30,
	2008	2008
Total assets:
Insurance	$443,475	$458,121
Real estate and corporate	12,882	15,109

Consolidated total	$456,357	$473,230

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Recent Accounting Pronouncements
     Effective July 1, 2008, the Company adopted the provisions of the FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. The adoption of SFAS 157 did not have a material impact on the results of operations or financial position of the Company. In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of September 30, 2008, and the impact was not material.
     Effective July 1, 2008, the Company adopted the provisions of the FASB Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which includes an amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This statement applies to all entities and most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. The Company did not elect the fair value option and, as a result, the adoption of SFAS 159 did not have a material impact on the Company’s results of operations or financial position.

FIRST ACCEPTANCE CORPORATION 10-Q
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The following discussion should be read in conjunction with our consolidated financial statements included with this report and our consolidated financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended June 30, 2008 included in our Annual Report on Form 10-K.
General
     As of September 30, 2008, we leased and operated 429 retail locations (or “stores”), staffed by employee-agents. Our employee-agents exclusively sell insurance products either underwritten or serviced by us. As of September 30, 2008, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business - General” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for additional information with respect to our business.
     The following table shows the change in the number of our retail locations for the periods presented. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended
	September 30,
	2008	2007
Retail locations — beginning of period	431	462
Opened	1	1
Closed	(3)	(5)

Retail locations — end of period	429	458

     The following tables show the number of our retail locations by state.

	September 30,		June 30,
	2008	2007	2008	2007
Alabama	25	25	25	25
Florida	39	41	40	41
Georgia	61	62	61	62
Illinois	81	81	80	81
Indiana	19	23	19	24
Mississippi	8	8	8	8
Missouri	13	16	14	15
Ohio	29	30	29	30
Pennsylvania	18	24	19	25
South Carolina	28	28	28	28
Tennessee	20	20	20	20
Texas	88	100	88	103

Total	429	458	431	462

FIRST ACCEPTANCE CORPORATION 10-Q
Consolidated Results of Operations
Overview
     Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of foreclosed real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses. Our insurance operations generate revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:
•	premiums earned, including policy and renewal fees, from sales of policies written and assumed by our insurance company subsidiaries;

•	commission and fee income, including installment billing fees on policies written, agency fees and commissions and fees for other ancillary products and services; and

•	investment income earned on the invested assets of the insurance company subsidiaries.
     The following table presents premiums earned by state (in thousands).

	Three Months Ended
	September 30,
	2008	2007
Premiums earned:
Georgia	$13,427	$16,103
Florida	7,616	12,361
Illinois	7,361	8,169
Texas	7,002	8,526
Alabama	6,572	7,504
South Carolina	5,450	5,640
Tennessee	4,415	5,522
Ohio	3,451	4,000
Pennsylvania	2,787	2,301
Indiana	1,563	1,968
Missouri	1,128	1,470
Mississippi	1,066	1,239

Total premiums earned	$61,838	$74,803

     The following table presents the change in the total number of policies in force for the insurance operations for the periods presented. Policies in force increase as a result of new policies issued and decrease as a result of policies that are canceled or expire and are not renewed.

	Three Months Ended
	September 30,
	2008	2007
Policies in force — beginning of period	194,079	226,974
Net decrease during period	(23,524)	(14,463)

Policies in force — end of period	170,555	212,511

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

FIRST ACCEPTANCE CORPORATION 10-Q
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

	Three Months Ended
	September 30,
	2008	2007
Loss and loss adjustment expense	70.7%	77.1%
Expense	21.4%	19.6%

Combined	92.1%	96.7%

Investments
     We use the services of an independent investment manager to manage our fixed maturities investment portfolio. The investment manager conducts, in accordance with our investment policy, all of the investment purchases and sales for our insurance company subsidiaries. Our investment policy has been established by the Investment Committee of our Board of Directors and specifically addresses overall investment goals and objectives, authorized investments, prohibited securities, restrictions on sales by the investment manager and guidelines as to asset allocation, duration and credit quality. The portfolio is compared with a customized index. We do not invest in equity securities. Management and the Investment Committee meet regularly to review the performance of the portfolio and compliance with our investment guidelines.
     The invested assets of the insurance company subsidiaries consist substantially of marketable, investment grade, U.S. government securities, municipal bonds, corporate bonds and collateralized mortgage obligations (“CMOs”). We also invest a portion of the portfolio in certain securities issued by political subdivisions which enable our insurance company subsidiaries to obtain premium tax credits. Investment income is comprised primarily of interest earned on these securities, net of related investment expenses. Realized gains and losses, which are included in other revenues in our consolidated statements of operations, may occur from time to time as changes are made to our holdings to obtain premium tax credits or based upon changes in interest rates.
     Our consolidated investment portfolio was $189.0 million at September 30, 2008 and consisted of fixed maturity securities, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity on an after-tax basis. At September 30, 2008, we had gross unrealized gains of $2.1 million and gross unrealized losses of $6.1 million, which resulted in a net unrealized loss of $3.9 million on our fixed maturity securities.
     At September 30, 2008, 99.8% of our investment portfolio was rated “investment grade” (a credit rating of AAA to BBB) by nationally recognized rating agencies. The average credit rating of our fixed maturity portfolio was AA+ at September 30, 2008. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
     Investments in CMOs were $64.7 million at September 30, 2008 and represented 34% of our fixed maturity portfolio. CMOs are subject to significant extension risk in periods of rising interest rates and economic decline as mortgages may be repaid slower than expected. As of September 30, 2008, all of our CMOs were considered investment grade. In addition, 96% of the CMOs were rated AAA and 79% of our CMOs were backed by agencies of the United States government. Of the non-agency CMOs, 81% were rated AAA.

FIRST ACCEPTANCE CORPORATION 10-Q
     The following table summarizes our fixed maturity securities at September 30, 2008 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government and agencies	$30,310	$1,154	$(86)	$31,378
State	7,418	163	(20)	7,561
Political subdivisions	3,365	19	(22)	3,362
Revenue and assessment	29,928	276	(323)	29,881
Corporate bonds	55,427	105	(3,421)	52,111
Collateralized mortgage obligations	66,524	419	(2,196)	64,747

	$192,972	$2,136	$(6,068)	$189,040

     The following table sets forth the scheduled maturities of our fixed maturity securities at September 30, 2008 based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
	Gains	Losses	Losses	Securities
One year or less	$6,257	$1,383	$580	$8,220
After one through five years	43,479	19,318	544	63,341
After five through ten years	13,194	27,812	—	41,006
After ten years	2,186	9,083	457	11,726
No single maturity date	34,646	29,060	1,041	64,747

	$99,762	$86,656	$2,622	$189,040

Three Months Ended September 30, 2008 Compared with the Three Months Ended September 30, 2007
     Consolidated Results
     Revenues for the three months ended September 30, 2008 decreased 18% to $71.6 million from $87.2 million in the same period last year. Net income for the three months ended September 30, 2008 was $1.8 million, compared with net income of $1.9 million for the three months ended September 30, 2007. Basic and diluted net income per share was $0.04 for both the three months ended September 30, 2008 and 2007.
     Insurance Operations
     Revenues from insurance operations were $71.6 million for the three months ended September 30, 2008, compared with $87.1 million for the three months ended September 30, 2007. Income before income taxes from insurance operations for the three months ended September 30, 2008 was $5.8 million, compared with $5.1 million for the three months ended September 30, 2007.
     Premiums Earned
     Premiums earned decreased by $13.0 million, or 17%, to $61.8 million for the three months ended September 30, 2008 from $74.8 million for the three months ended September 30, 2007. The decrease in premiums earned was due to declines in policies written resulting from the current recessionary conditions, rate increases taken in a number of states to improve underwriting profitability and the closure of 48 poor performing stores since January 2007.
     Approximately 78% of the $13.0 million decline in premiums earned for the three months ended September 30, 2008 was in our Florida, Georgia, Texas and Tennessee markets. These states collectively accounted for 52% of premiums earned during the three months ended September 30, 2008, down from 57% for the same period in the prior year.

FIRST ACCEPTANCE CORPORATION 10-Q
Our premiums earned in these states were adversely affected by the current recessionary conditions, as well as a decline in used car sales, which have historically been a significant contributor to new policy growth in these markets. Additionally, the decline in our Florida market was due to a January 1, 2008 rate increase to improve our underwriting profitability.
     The total number of insured policies in force at September 30, 2008 decreased 20% over the same date in 2007 from 212,511 to 170,555, primarily due to the factors noted above. At September 30, 2008, we operated 429 stores, compared with 458 stores at September 30, 2007.
     Commission and Fee Income
     Commission and fee income decreased 11% to $8.2 million for the three months ended September 30, 2008 from $9.3 million for the three months ended September 30, 2007. The decrease in fee income was a result of the decrease in policies in force, partially offset by higher fee income in Florida.
     Investment Income
     Investment income decreased during the three months ended September 30, 2008 primarily as a result of the decrease in the total amount of invested assets and the decline in yields on cash equivalents. At September 30, 2008 and 2007, the tax-equivalent book yields for our fixed maturities portfolio were 5.2%, with effective durations of 3.50 and 3.26 years, respectively. The yields for the comparable customized indices were 5.5% and 5.1% at September 30, 2008 and 2007, respectively.
     Other
     Included in other revenues during the three months ended September 30, 2008 is $1.3 million of charges related to other-than-temporary impairment (“OTTI”) on investments comprised of $0.6 million for certain non-agency CMOs and $0.7 million for two corporate bonds. Management’s assessment of whether an impairment is other-than-temporary includes an evaluation of factors such as the credit quality of the investment, the duration of the impairment, issuer-specific fundamentals, our ability and intent to hold the investment until recovery or maturity and overall economic conditions. If it is determined that the value of any investment is other-than-temporarily impaired, the impairment would be charged against earnings and a new cost basis for the security would be established. Due to the deterioration in liquidity in the credit markets during calendar 2008, yields on certain non-agency mortgage-backed securities declined below projected book yield requiring a $0.6 million impairment of these securities under the guidance set forth in Emerging Issues Task Force Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”. We also recognized OTTI charges of $0.7 million related to two corporate bonds due to the extent and duration of the declines in their fair values and issuer-specific fundamentals. We believe that the remaining securities having unrealized losses at September 30, 2008 were not other-than-temporarily impaired and that we have the ability and intent to hold these securities for a period of time sufficient to allow for recovery of their impairment.
     Losses and Loss Adjustment Expenses
     The loss and loss adjustment expense ratio was 70.7% for the three months ended September 30, 2008, compared with 77.1% for the three months ended September 30, 2007. For the three months ended September 30, 2008, we experienced favorable development of approximately $1.4 million for losses occurring prior to calendar year 2008. For the three months ended September 30, 2007, we did not experience any significant development for prior accident periods. In addition, we did not experience any significant weather-related losses during the three months ended September 30, 2008.
     Excluding the favorable development noted above, the loss and loss adjustment expense ratio for the three months ended September 30, 2008 was 73.0%. The improvement over the same period last year was the result of rate increases taken in early 2008 in our Florida, Illinois, Indiana, Texas and South Carolina markets and the continued improvement in our underwriting and claim handling practices.

FIRST ACCEPTANCE CORPORATION 10-Q
     Operating Expenses
     Insurance operating expenses decreased 11% to $21.4 million for the three months ended September 30, 2008 from $24.0 million for the three months ended September 30, 2007. This decrease was primarily a result of a reduction in costs (such as variable employee-agent compensation and premium taxes) that vary along with the decrease in premiums earned as well as savings realized from the closure of underperforming stores.
     The expense ratio increased from 19.6% for the three months ended September 30, 2007 to 21.4% for the same period in the current fiscal year. This increase was primarily due to the decline in premiums earned discussed above.
     Overall, the combined ratio decreased to 92.1% for the three months ended September 30, 2008 from 96.7% for the three months ended September 30, 2007.
     Litigation Settlement
     Litigation settlement costs for the three months ended September 30, 2008 of $0.1 million relate to the costs incurred in connection with our defense of the litigation in Alabama and Georgia. We have entered into a settlement agreement relating to the Georgia litigation effective September 10, 2008, which is subject to approval by the court, and have agreed upon preliminary settlement terms with the plaintiffs in the Alabama actions. The settlement of the Alabama litigation is subject to negotiation of a definitive settlement agreement and approval by the applicable courts. Pursuant to the litigation settlements, we would (i) provide the plaintiffs with either a premium credit towards a future insurance policy or a reimbursement certificate for certain future towing and rental expenses, (ii) strengthen our disclosures to customers of all relevant fees, charges and coverages, (iii) pay an aggregate of $6.3 million in fees and expenses for the attorneys for the plaintiffs and (iv) pay the costs associated with the administration of the settlements.
     At this time, we are unable to estimate the total costs associated with the Georgia and Alabama litigation settlements. The costs of the settlements will depend, among other factors, upon whether class members receive premium credits or reimbursement certificates pursuant to the terms of the settlements and the rate of redemption and forfeiture of the premium credits and reimbursement certificates. The litigation settlement costs are set forth separately in the consolidated statements of operations. We anticipate that our payment of the $6.3 million in plaintiffs’ attorneys’ fees and expenses and the $0.4 million in estimated costs associated with the administration of the settlement, both of which were accrued at June 30, 2008, will occur in calendar year 2009, after the final approvals from the courts.
     We are currently in discussions with our insurance carriers regarding coverage for the costs and expenses incurred relating to the litigation settlements and are not able currently to estimate the amount, if any, that we may receive from our insurance carriers. As a result, we have not accrued any amount at September 30, 2008 for insurance recoveries that may offset the costs and expenses relating to the litigation settlements. Any such insurance recoveries will be recorded in our operating results during the periods in which the recoveries are probable. For additional information with respect to the litigation settlements, see “Part II — Item 1. Legal Proceedings.”
     Real Estate and Corporate
     Loss before income taxes for the three months ended September 30, 2008 was $2.0 million, compared with a loss of $2.1 million for the three months ended September 30, 2007. During the three months ended September 30, 2008, we incurred $0.2 million of interest expense in connection with credit facility borrowings compared with $0.3 million for the three months ended September 30, 2007. In addition, we incurred $1.0 million of interest expense during both the three months ended September 30, 2008 and September 30, 2007 related to the debentures issued in June 2007.

FIRST ACCEPTANCE CORPORATION 10-Q
Liquidity and Capital Resources
     Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries that sell ancillary products to our insureds. Our primary uses of funds are the payment of claims and operating expenses. Operating activities for the three months ended September 30, 2008 used $2.5 million of cash, compared with $3.0 million provided in the same period in fiscal 2008. The decrease in cash provided by operating activities was the result of a decrease in cash collected on premiums written. Net cash used in investing activities for the three months ended September 30, 2008 was $5.5 million, compared with net cash provided by investing activities of $15.1 million for the same period in fiscal 2008. Both periods reflect net additions to our investment portfolio, while the three months ended September 30, 2007 includes the settlement of a $20.0 million receivable for securities in July 2007. Financing activities for the three months ended September 30, 2008 included a principal prepayment of $1.0 million on our term loan facility in August 2008, while the three months ended September 30, 2007 included the repayment of $5.0 million related to our revolving credit facility. The three months ended September 30, 2008 and 2007 included scheduled quarterly principal payments on our term loan facility of $0.4 million and $1.4 million, respectively. We paid the final $2.5 million principal payment and terminated our term loan facility in October 2008.
     Our holding company requires cash for general corporate overhead expenses and debt service. However, we are part of an insurance holding company system with substantially all of our operations conducted by our insurance company subsidiaries. Accordingly, the holding company’s primary sources of unrestricted cash to meet its obligations are dividends from our insurance company subsidiaries and from our non-insurance company subsidiaries that sell ancillary products to our insureds. The holding company will also receive cash from operating activities as a result of investment income and the ultimate liquidation of our foreclosed real estate held for sale. In addition, as a result of our net operating loss (“NOL”) carryforwards, taxable income generated by the insurance company subsidiaries through June 30, 2009 will provide cash to the holding company through an intercompany tax allocation agreement through which the insurance company subsidiaries reimburse the holding company for current tax benefits utilized through recognition of the NOL carryforwards. Future taxable losses by the holding company will also provide cash through this agreement should the insurance company subsidiaries generate taxable income.
     We anticipate that our insurance company subsidiaries will pay the amounts due under our Georgia litigation settlement, which includes $3.8 million in plaintiffs’ attorneys’ fees and expenses, $0.4 million in estimated costs associated with the administration of the settlement and amounts to be paid with regards to premium credits and reimbursement certificates. The Alabama litigation settlement, which includes $2.5 million in plaintiffs’ attorneys’ fees and expenses, will be paid by the holding company as the insurance company subsidiaries are not part of the settlement.
     After the October 2008 termination of our credit facilities, the debt service requirements of the holding company will be limited to the debentures payable. Such debentures are interest-only and mature in full in July 2037. Annual interest is fixed through July 2012 at $3.8 million. The Company is currently in discussions with other financial institutions regarding a new revolving credit facility. However, no assurances can be made that financing will be available or, if available, will be available on satisfactory terms.
     During October 2008, the insurance company subsidiaries paid ordinary dividends to the holding company of $2.5 million. These dividends were used to repay the $2.5 million in debt noted above. At September 30, 2008, we had $1.3 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources as noted above will be used to pay future expenses outside of the insurance company subsidiaries.
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

FIRST ACCEPTANCE CORPORATION 10-Q
     Based on our December 31, 2007 statutory capital and surplus, our ordinary dividend capacity for calendar 2008 is approximately $11 million. Such amount is limited however to the amount of earned surplus of First Acceptance Insurance Company, Inc., which at September 30, 2008 was approximately $7 million.
     We believe that existing cash and investment balances, when combined with anticipated cash flows as noted above, will be adequate to meet our expected liquidity needs, for both the holding company and its insurance company subsidiaries, in both the short-term and the reasonably foreseeable future. Our growth strategy may require external financing, and we may from time to time seek to obtain external financing. We cannot assure that additional sources of financing will be available to us on favorable terms, or at all, or that any such financing would not negatively impact our results of operations.
Credit Facility
     We entered into an amendment to the credit agreement effective September 10, 2008. The amended terms (i) accelerated the maturity date of the term loan facility to October 31, 2008, (ii) eliminated the revolving credit facility and (iii) removed all financial covenants for the remaining term. The unpaid balance under our credit agreement as of September 30, 2008 was $2.5 million, which was repaid on October 31, 2008. We terminated this credit facility effective October 31, 2008. We entered into an interest rate swap agreement in January 2006 that fixed the interest rate on the term loan facility at 6.63%. In addition, effective September 30, 2008, we cancelled the interest rate swap agreement for $0.1 million.
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2008 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
Off-Balance Sheet Arrangements
     There have been no new off-balance sheet arrangements since June 30, 2008. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
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

FIRST ACCEPTANCE CORPORATION 10-Q
     We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$196,288	$192,669	$189,040	$185,372	$181,701	$174,416

FIRST ACCEPTANCE CORPORATION 10-Q
     The following table provides information about our fixed maturity investments at September 30, 2008 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of discounts at the time of purchase and other-than-temporary impairment) by expected maturity date for each of the five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ended June 30,	Amount
2009	$17,649
2010	14,862
2011	20,558
2012	26,105
2013	21,116
Thereafter	95,884

Total	$196,174

Fair value	$189,040

     With regards to interest rate risk on our outstanding debt, at September 30, 2008, the unpaid balance due under the credit facility was $2.5 million. The interest rate on this borrowing was fixed through an interest rate swap agreement. This debt was repaid in full in October 2008. On June 15, 2007, our newly formed wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points).
Credit Risk
     Credit risk is managed by diversifying the portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The largest investment in any one fixed maturity security, excluding U.S. government and agency securities, is $2.7 million, or 1% of the fixed maturity portfolio. The top five investments make up 5% of the fixed maturity portfolio. The average credit quality rating for our fixed maturity portfolio was AA+ at September 30, 2008. There are no fixed maturities in the portfolio that have not produced investment income during the previous twelve months.
     The following table shows our fixed maturity portfolio by Standard & Poor’s Corporation rating as of September 30, 2008 (in thousands).

		% of		% of
	Amortized	Amortized	Fair	Fair
Comparable Rating	Cost	Cost	Value	Value
AAA	$102,017	52.9%	$101,812	53.9%
AA+, AA, AA-	34,620	17.9%	33,852	17.9%
A+, A, A-	47,801	24.8%	45,368	24.0%
BBB+, BBB, BBB-	8,194	4.2%	7,668	4.0%

Total investment grade	192,632	99.8%	188,700	99.8%

BB+, BB, BB-	340	0.2%	340	0.2%

Total non-investment grade	340	0.2%	340	0.2%

Total	$192,972	100.0%	$189,040	100.0%

FIRST ACCEPTANCE CORPORATION 10-Q
     The mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these increasing delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant drops in fair value. We have only modest exposure to sub-prime investments and no exposure to Alt-A investments. At September 30, 2008, our fixed maturity portfolio included three CMOs having sub-prime exposure with a fair value of $1.3 million, all of which were rated investment grade. These securities are paying their principal and periodic interest timely and the underlying assets of these securities continue to perform within expectations.
     In early 2008, several municipal bond insurers had their credit ratings downgraded or placed under review by the major nationally recognized credit rating agencies. Fitch, one of the nationally recognized credit rating agencies, downgraded AMBAC to a rating of AA from AAA. Our investment portfolio consists of $40.8 million of municipal bonds, of which $29.3 million are insured. Of the insured bonds, 47% are insured with MBIA, 18% with FGIC, 21% with AMBAC and 14% with XL Capital. These securities are paying their principal and periodic interest timely.
     The following table presents the underlying ratings as of September 30, 2008, represented by the lower of either Standard and Poor’s, Fitch’s, or Moody’s ratings, of the municipal bond portfolio (in thousands).

	Insured		Uninsured		Total
		% of		% of		% of
	Fair	Fair	Fair	Fair	Fair	Fair
	Value	Value	Value	Value	Value	Value
AAA	$—	0%	$3,833	33%	$3,833	10%
AA+, AA, AA-	16,715	57%	6,655	58%	23,370	57%
A+, A, A-	9,653	33%	1,035	9%	10,688	26%
BBB+, BBB, BBB-	1,355	5%	—	0%	1,355	3%
NR (not rated)	1,558	5%	—	0%	1,558	4%

Total	$29,281	100%	$11,523	100%	$40,804	100%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2008. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
     During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

FIRST ACCEPTANCE CORPORATION 10-Q
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
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
     Notwithstanding the foregoing, to avoid the uncertainty, risks and costs of further litigation, we have entered into a settlement agreement effective September 10, 2008 with the plaintiffs in the Georgia litigation. Pursuant to the terms of the settlement agreement, the plaintiffs in the Georgia litigation were divided into two classes: (i) persons who were insured by the Company on September 1, 2008 who purchased an automobile club membership with their automobile insurance and (ii) persons who were insured by the Company prior to September 1, 2008 who purchased an automobile club membership with their automobile insurance. Pursuant to the terms of the settlement, each class member who was insured by the Company on September 1, 2008 will receive a premium credit equal to 100% of the amounts he or she paid for automobile club memberships and deferred billing fees against the premium for a new or renewal automobile insurance policy (as applicable) for up to twelve months of liability or uninsured motorist coverage issued by the Company prior to December 31, 2009, unless he or she elects, prior to December 31, 2008, to receive instead of the premium credit a reimbursement certificate that provides for cash reimbursement of up to a maximum total payment of $50 for any rental or towing expenses incurred by the class member on or before December 31, 2009 as a result of the disablement of his or her vehicle because of an accident. Each class member who was insured by the Company prior to September 1, 2008 will receive a reimbursement certificate that provides for cash reimbursement of up to a maximum total payment of $50 for any rental or towing expenses incurred by the class member on or before December 31, 2009 as a result of the disablement of his or her vehicle because of an accident, unless he or she elects, prior to December 31, 2008, to receive instead of the reimbursement certificate, a premium credit equal to 100% of the amounts he or she paid for automobile club memberships and deferred billing fees against the premium for a new automobile insurance policy for up to twelve months of liability or uninsured motorist coverage issued by the Company prior to June 30, 2010. Any premium credits issued to class members as described above will be prorated over a twelve-month term not to extend beyond June 30, 2011, and the class member will be entitled to the prorated premium credit only so long as he or she keeps their insurance premiums current during the twelve-month term. No benefits will be available to class members until January 1, 2009. We have also agreed to strengthen our disclosures to customers of all relevant fees, charges and coverages. In addition, we have agreed to pay $3.8 million in fees and expenses for the attorneys for the Georgia plaintiffs and pay all costs associated with the administration of the settlement. The settlement agreement is subject to approval by the court, and we expect the court to hold a hearing to consider the settlement in November 2008.
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
     At this time, we are unable to estimate the total costs associated with the Georgia and Alabama litigation settlements. The costs of the settlements will depend, among other factors, upon whether class members receive premium credits or reimbursement certificates pursuant to the terms of the settlements and the rate of redemption and forfeiture of the premium credits and reimbursement certificates. We estimate that there are approximately 11,000 persons who were insured by the Company on September 1, 2008 and approximately 155,000 persons who

FIRST ACCEPTANCE CORPORATION 10-Q
were insured by the Company prior to September 1, 2008 that, pursuant to the terms of the settlement agreement, are members of the plaintiff class in the Georgia litigation. We estimate that there are approximately 55,000 persons who were insured by the Company prior to September 1, 2008 that, pursuant to the proposed settlement terms, would be eligible to be members of the plaintiff class in the Alabama litigation. Through September 30, 2008, the total amount received by the Company relating to motor club memberships and deferred billing fees is $25.3 million for the State of Georgia and $5.8 million for the State of Alabama.
     At June 30, 2008, we had accrued an aggregate of $6.7 million related to the expenses of the litigation settlements, consisting of $6.3 million in plaintiffs’ attorneys’ fees and expenses and $0.4 million in estimated costs associated with the administration of the settlement. We will accrue additional amounts relating to the costs of the litigation settlements when those amounts become reasonably estimable.
Item 6. Exhibits
The following exhibits are attached to this report:
10	Stipulation and Agreement of Settlement, made and entered into as of September 10, 2008, by First Acceptance Insurance Company of Georgia, Inc., and its predecessors and affiliates, Village Auto Insurance Company, U.S. Auto Insurance Company, and Transit Auto Club, Inc., and Annette Rush and all other persons similarly situated by and through their undersigned attorneys of record.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FIRST ACCEPTANCE CORPORATION 10-Q
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION
November 10, 2008	By:	/s/ Kevin P. Cohn
Kevin P. Cohn
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)