Form 10-Q
period 2008-12-31
FIRST ACCEPTANCE CORP /DE/
filed 2009-02-09
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of February 9, 2009, there were 48,102,736 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2008

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Fixed maturities, available-for-sale at fair value (amortized cost of $192,103 and $190,040, respectively)	$189,960	$189,570
Cash and cash equivalents	23,556	38,646
Premiums and fees receivable, net of allowance of $396 and $651	48,677	63,377
Reinsurance receivables	140	283
Deferred tax asset, net	16,247	17,593
Other assets	9,878	9,894
Property and equipment, net	4,398	4,876
Deferred acquisition costs	4,113	4,549
Goodwill	138,082	138,082
Identifiable intangible assets	6,360	6,360

TOTAL ASSETS	$441,411	$473,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$93,803	$101,407
Unearned premiums and fees	60,367	77,237
Notes payable and capitalized lease obligations	98	4,124
Debentures payable	41,240	41,240
Payable for securities	—	1,045
Other liabilities	20,233	22,718

Total liabilities	215,741	247,771

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 48,103 and 48,055 shares issued and outstanding, respectively	481	481
Additional paid-in capital	463,647	462,601
Accumulated other comprehensive loss	(2,143)	(470)
Accumulated deficit	(236,315)	(237,153)

Total stockholders’ equity	225,670	225,459

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$441,411	$473,230

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues:
Premiums earned	$54,823	$70,484	$116,661	$145,287
Commission and fee income	7,675	8,987	15,918	18,285
Investment income	2,608	2,859	5,331	5,886
Other	(26)	11	(1,241)	41

	65,080	82,341	136,669	169,499

Costs and expenses:
Losses and loss adjustment expenses	37,553	54,346	81,285	112,017
Insurance operating expenses	21,510	25,180	42,956	49,166
Other operating expenses	314	759	706	1,264
Litigation settlement	5,089	—	5,234	—
Stock-based compensation	514	354	1,009	678
Depreciation and amortization	455	380	924	748
Interest expense	1,033	1,289	2,190	2,630

	66,468	82,308	134,304	166,503

Income (loss) before income taxes	(1,388)	33	2,365	2,996
Provision (benefit) for income taxes	(385)	11,764	1,527	12,835

Net income (loss)	$(1,003)	$(11,731)	$838	$(9,839)

Net income (loss) per share:
Basic and diluted	$(0.02)	$(0.25)	$0.02	$(0.21)

Number of shares used to calculate net income (loss) per share:
Basic	47,658	47,618	47,656	47,617

Diluted	47,658	47,618	49,088	47,617

Reconciliation of net income (loss) to comprehensive loss:
Net income (loss)	$(1,003)	$(11,731)	$838	$(9,839)
Net unrealized change in investments	1,790	2,371	(1,673)	4,390
Other	—	(83)	—	(250)

	787	(9,443)	(835)	(5,699)
Applicable provision for income taxes	—	520	—	520

Comprehensive income (loss)	$787	$(9,963)	$(835)	$(6,219)

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$838	$(9,839)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	924	748
Stock-based compensation	1,009	678
Deferred income taxes	1,346	12,659
Other-than-temporary impairment on investment securities	1,265	—
Other	58	(1)
Change in:
Premiums and fees receivable	14,655	10,059
Deferred acquisition costs	436	369
Loss and loss adjustment expense reserves	(7,604)	3,911
Unearned premiums and fees	(16,870)	(13,192)
Litigation settlement	880	—
Other	(3,107)	1,098

Net cash provided by (used in) operating activities	(6,170)	6,490

Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(14,225)	(19,957)
Maturities and paydowns of fixed maturities, available-for-sale	6,476	3,636
Sales of fixed maturities, available-for-sale	4,425	12,210
Net change in receivable/payable for securities	(1,045)	18,974
Capital expenditures	(463)	(984)
Other	(99)	(119)

Net cash provided by (used in) investing activities	(4,931)	13,760

Cash flows from financing activities:
Payments on borrowings	(4,026)	(13,386)
Net proceeds from issuance of common stock	37	81

Net cash used in financing activities	(3,989)	(13,305)

Net increase (decrease) in cash and cash equivalents	(15,090)	6,945
Cash and cash equivalents, beginning of period	38,646	34,161

Cash and cash equivalents, end of period	$23,556	$41,106

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
2. Investments
     Fair Value
     Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company holds available-for-sale fixed maturities investments, which are carried at fair value.
     Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs are based on market data from independent sources, while unobservable inputs reflect the Company’s view of market assumptions in the absence of observable market information. All assets and liabilities that are carried at fair value are classified and disclosed in one of the following categories:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.

Level 2 -	Quoted market prices for similar assets or liabilities in active markets; quoted prices by independent pricing services for identical or similar assets or liabilities in markets that are not active; and valuations, using models or other valuation techniques, that use observable market data. All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the market place.

Level 3 -	Instruments that use non-binding broker quotes or model driven valuations that do not have observable market data.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following table presents the fair-value measurements for each major category of assets that are measured on a recurring basis as of December 31, 2008 (in thousands).

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$32,299	$32,299	$—	$—
State	8,515	—	8,515	—
Political subdivisions	3,357	—	3,357	—
Revenue and assessment	29,373	—	29,373	—
Corporate bonds	52,114	—	52,114	—
Collateralized mortgage obligations	64,302	—	62,630	1,672

Total fixed maturities, available-for-sale	189,960	32,299	155,989	1,672
Cash and cash equivalents	23,556	23,556	—	—

Total	$213,516	$55,855	$155,989	$1,672

     Based on the above categorization, the following table represents the quantitative disclosure for those assets included in category Level 3 as of December 31, 2008 (in thousands).

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	Three Months Ended	Six Months Ended
	December 31, 2008	December 31, 2008
Beginning balance	$1,079	$167
Total gains or losses (realized or unrealized):
Included in net income (loss)	11	(88)
Included in comprehensive income (loss)	(160)	(160)
Purchases, sales, issuances and settlements	(8)	(25)
Transfers in and/or out of Level 3	750	1,778

Balance at December 31, 2008	$1,672	$1,672

     Gains or losses included in net income (loss) are included in other revenues within the consolidated statements of operations. The $1.7 million fair value of securities in Level 3 at December 31, 2008 consists of four securities, each priced based on non-binding broker quotes.
     Investment Income and Net Realized Gains and Losses
     The major categories of investment income follow (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Fixed maturities, available-for-sale	$2,582	$2,535	$5,213	$5,201
Cash and cash equivalents	107	402	286	846
Other	29	29	58	59
Investment expenses	(110)	(107)	(226)	(220)

	$2,608	$2,859	$5,331	$5,886

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Net realized capital gains (losses) on investments from fixed maturities, available-for-sale are included in other revenues within the accompanying consolidated statements of operations. The major categories of other revenues follow (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Gains	$3	$247	$62	$283
Losses	(29)	(236)	(38)	(242)
Other-than-temporary impairment	—	—	(1,265)	—

	$(26)	$11	$(1,241)	$41

     Fixed Maturities, Available-for-Sale
     The following table summarizes the Company’s fixed maturity securities at December 31, 2008 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government and agencies	$30,110	$2,189	$—	$32,299
State	8,262	260	(7)	8,515
Political subdivisions	3,357	37	(37)	3,357
Revenue and assessment	29,006	618	(251)	29,373
Corporate bonds	53,712	745	(2,343)	52,114
Collateralized mortgage obligations	67,656	1,892	(5,246)	64,302

	$192,103	$5,741	$(7,884)	$189,960

     The number of securities with gross unrealized gains and losses follows. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than	Greater	Gross
	or equal to	than 12	Unrealized
As of:	12 months	months	Gains
December 31, 2008	63	16	128
June 30, 2008	79	16	108
     The fair value and gross unrealized losses of those securities in a continuous unrealized loss position for greater than 12 months at December 31, 2008 follows. Gross unrealized losses are further segregated by the percentage of amortized cost.

	Number		Gross
	of	Fair	Unrealized
Gross Unrealized Losses	Securities	Value	Losses
Less than 10%	5	$3,088	$(252)
Greater than 10%	11	5,900	(3,398)

	16	$8,988	$(3,650)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following table sets forth the amount of gross unrealized loss by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 (in thousands).

	Fair Value of
	Securities with		Severity of Gross Unrealized Losses
	Gross	Gross			Greater
Length of	Unrealized	Unrealized	Less	5% to	than
Gross Unrealized Losses:	Losses	Losses	than 5%	10%	10%
Less than or equal to:
Three months	$4,722	$(263)	$(27)	$—	$(236)
Six months	9,792	(529)	(148)	(81)	(300)
Nine months	21,437	(1,816)	(278)	(639)	(899)
Twelve months	7,760	(1,626)	(7)	(285)	(1,334)
Greater than twelve months	8,988	(3,650)	(1)	(251)	(3,398)

Total	$52,699	$(7,884)	$(461)	$(1,256)	$(6,167)

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
     Securities with declines attributable to issuer-specific fundamentals are reviewed to identify all available evidence to estimate the potential for impairment. Resources used include historical financial data included in SEC filings for corporate bonds and performance data regarding the underlying loans for collateralized mortgage obligations (“CMOs”). Securities with declines attributable solely to market or sector declines where the Company has the intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value are not deemed to be other-than-temporary.
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
     Other-than-temporary impairment (“OTTI”) charges of $1.3 million for the six months ended December 31, 2008 include $0.6 million for certain non-agency backed CMOs and $0.7 million for two corporate bonds. For the three months ended September 30, 2008, as a result of the deterioration in liquidity in the credit markets, yields on certain non-agency backed CMOs declined below projected book yields requiring an impairment to those CMOs totaling $0.6 million. Effective for interim and annual reporting periods ending after December 15, 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (the “FSP”), which eliminated the previous requirement that a holder’s best estimate of cash flows be based upon those that a market participant would use. Instead, the FSP requires that an other-than-temporary impairment be recognized as a realized loss through earnings when it is probable there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected, which is consistent with the impairment model in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Retroactive application to a prior interim or annual reporting period is not permitted. Based upon the Company’s best estimate of cash flows on its eligible securities, there has been no adverse change in such cash flows, and therefore, no further impairment was recorded at December 31, 2008.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     At December 31, 2008, the Company’s portfolio included non-agency backed CMOs with an original cost of $18.3 million and a current fair value of $11.0 million. Such fair value was obtained from either an independent third-party valuation service provider or non-binding broker quotes. For the year ended June 30, 2008 and the three months ended September 30, 2008, the Company recognized $1.4 million and $0.5 million, respectively, of OTTI in accordance with the guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”). The Company’s review of these securities included the analysis of available information such as collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position within their respective capital structures, and credit ratings from statistical rating agencies. Based on its review, the Company believes that the unrealized losses on these securities are not necessarily predictive of the ultimate performance of the underlying collateral. In the absence of further deterioration in the collateral relative to its positions in these securities’ respective capital structures, which could be other-than-temporary, the Company believes the unrealized losses should reverse over the remaining lives of the securities. The Company has both the ability and intention to hold these securities to maturity.
     The Company also recognized OTTI charges of $0.7 million for the six months ended December 31, 2008 related to two corporate bonds. These bonds were considered to be impaired based on the extent and duration of the declines in their fair values and issuer-specific fundamentals relating to (i) poor operating results and weakened financial conditions, (ii) negative industry trends further impacted by the recent economic turmoil, and (iii) a series of downgrades to their credit ratings. Based on the factors that existed at the time of impairment, the Company did not believe that these bonds would recover their unrealized losses in the near future.
     The Company believes that the remaining securities having unrealized losses at December 31, 2008 were not other-than-temporarily impaired and that it has the ability and intent to hold these securities for a period of time sufficient to allow for recovery of their impairment.
3. Stock-Based Compensation
     In October 2008, the Company issued 30,000 shares of restricted common stock (“Restricted Stock Awards”), 15,000 shares to each of two executive officers, pursuant to the Company’s 2002 Long Term Incentive Plan, as amended, and a Restricted Stock Award Agreement. Pursuant to the Restricted Stock Award Agreement, the Restricted Stock Awards will vest 100% on July 1, 2009. Expected compensation expense related to the issuance of these Restricted Stock Awards is $0.1 million, which will be amortized through June 2009.
4. Notes Payable
     The Company entered into an amendment to its credit agreement effective September 10, 2008. The amended terms (i) accelerated the maturity date of the term loan facility to October 31, 2008, (ii) eliminated the revolving credit facility and (iii) removed all financial covenants for the remaining term. The unpaid balance under the Company’s credit agreement was paid in full on October 31, 2008. The Company entered into an interest rate swap agreement in January 2006 that fixed the interest rate on the term loan facility at 6.63%. Effective September 30, 2008, the Company cancelled the interest rate swap agreement for $0.1 million.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
5. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income (loss)	$(1,003)	$(11,731)	$838	$(9,839)

Weighted average common basic shares	47,658	47,618	47,656	47,617
Effect of dilutive securities	—	—	1,432	—

Weighted average common dilutive shares	47,658	47,618	49,088	47,617

Basic and diluted net income (loss) per share	$(0.02)	$(0.25)	$0.02	$(0.21)

     For the three months ended December 31, 2008, options to purchase 5.3 million shares of common stock, a dilutive effect of 0.8 million shares, and 0.4 million shares of restricted common stock were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. For the three months ended December 31, 2007, options to purchase 4.7 million shares of common stock, a dilutive effect of 1.3 million shares, were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.
     For the six months ended December 31, 2008, options to purchase 5.3 million shares of common stock, a dilutive effect of 1.0 million shares, and 0.4 million shares of restricted common stock were included in the computation of diluted income per share. For the six months ended December 31, 2007, options to purchase 4.7 million shares of common stock, a dilutive effect of 1.7 million shares, were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.
6. Income Taxes
     Included in net deferred tax assets within the accompanying consolidated balance sheets as of December 31, 2008 and June 30, 2008 are valuation allowances of $30.9 million and $30.1 million, respectively. The Company continues to assess the realization of its deferred tax assets, including net operating loss (“NOL”) carryforwards, which comprise the majority of its gross deferred tax assets. As of June 30, 2008, the deferred tax asset related to the federal NOL carryforwards that expire in fiscal year 2009 were fully allowed for through the valuation allowance. The Company’s assessment of the realization of its remaining deferred tax assets at December 31, 2008 resulted in an increase from June 30, 2008 of $0.8 million to the valuation allowance related to the changes in unrealized losses and other-than-temporary impairment on investment securities.
     A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company considers positive and negative evidence to determine the sufficiency of its valuation allowance, including its historical and forecasted future taxable income. Management expects the Company to generate taxable income sufficient to realize its remaining net deferred tax assets.
     However, the Company’s evaluation includes multiple assumptions and estimates that may change over time. Current market conditions could create greater volatility in operating results. Management is closely monitoring trends in premiums written, premiums earned, policies in force, underwriting profits and their impact on forecasted operating results. As of December 31, 2008, the Company was in a cumulative book taxable income position over a twelve-quarter period. However, forecasted operating results for fiscal 2009 project cumulative book taxable losses over a twelve-quarter period ending June 30, 2009. For purposes of assessing the realization of its remaining deferred tax assets at December 31, 2008, this projected cumulative book taxable loss is considered negative evidence. However, excluding the litigation settlement charges of $12.7 million, the Company generated book income in each of its past two fiscal years and projects book income for fiscal 2009. The Company also considered positive evidence such as its expectation that it will generate sufficient taxable income in the near term to realize its deferred tax assets primarily through its continued efforts to improve underwriting profitability.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
If the Company’s actual results deviate from its current projections, the Company may be required to record an additional valuation allowance that could have a materially adverse impact on its results of operations and financial position. Based on management’s review and weighing of both positive and negative evidence, no additional valuation allowance was recorded on the remaining deferred tax assets at December 31, 2008.
7. Goodwill and Identifiable Intangible Assets
     After considering recent trends in the Company’s results, including premiums written, premiums earned and policies in force, the estimated future discounted cash flows associated with its goodwill and identifiable intangible assets were compared with their carrying amounts to determine if a write down to market value or discounted cash flow value was necessary. Based on this evaluation, the Company concluded that goodwill and other identifiable intangible assets were fully realizable as of December 31, 2008. However, the Company’s evaluation includes multiple assumptions, including estimated discounted cash flows and estimates that may change over time. If future discounted cash flows become less than those projected by the Company, an impairment charge may become necessary that could have a materially adverse impact on the Company’s results of operations and financial position.
8. Litigation
     The Company is named as a defendant in various lawsuits, arising in the ordinary course of business, generally relating to its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves. The Company also faces lawsuits that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action and individual lawsuits that involve issues arising in the course of the Company’s business. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by FASB Statement No. 5, Accounting for Contingencies (“SFAS 5”). Pursuant to SFAS 5, reserves for a loss may only be recorded if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management evaluates each legal action in accordance with SFAS 5 and records reserves for losses as warranted by establishing a reserve within its consolidated balance sheet in loss and loss adjustment expense reserves for bad faith claims and in other liabilities for other lawsuits. Amounts incurred are recorded within the Company’s consolidated statement of operations in losses and loss adjustment expenses for bad faith claims and in insurance operating expenses for other lawsuits unless otherwise disclosed.
     Certain claims and legal actions have been brought against the Company for which an accrual of a loss has been made under SFAS 5. The Company has been involved in litigation in Alabama and Georgia in which allegations have been made with respect to its sales practices, primarily the sale of motor club memberships currently or formerly sold in those states. Annette Rush v. Village Auto Insurance Company, Inc. (now known as First Acceptance Insurance Company of Georgia, Inc.) was filed on October 26, 2005, as a putative class action in the Superior Court of Fulton County, Georgia. Margaret Franklin v. Vesta Insurance Corp., et al. was filed on July 14, 2006, as a putative class action in the Circuit Court of Bullock County, Alabama. Keisha Milbry Monday, et al. v. First Acceptance Corp., et al. was filed on February 13, 2007, in the Circuit Court of Bullock County, Alabama. Solomon and Catherine Warren, et al. v. First Acceptance Corp., et al. was filed on November 9, 2007, in the Circuit Court of Barbour County, Alabama. The suits generally alleged that the Company implemented a program to convince its consumers who purchased automobile insurance policies to also purchase motor club memberships or that the Company charged its consumers billing fees associated with its products that were not properly disclosed, and sought unspecified damages and attorneys’ fees. The Company denied all allegations of wrongdoing and vigorously defended itself against these actions.
     To avoid the uncertainty, risks and costs of further litigation, the Company entered into a Stipulation and Agreement of Settlement effective September 10, 2008, which was approved by the court in November 2008, with the plaintiffs in the Georgia litigation. Pursuant to the terms of the settlement, each class member who was insured by the Company on both September 1, 2008 and December 31, 2008 is entitled to a premium credit upon renewal of his or her current automobile insurance policy with the Company equal to 100% of the amounts he or she paid for automobile club memberships and deferred billing fees with such credit to be prorated over a twelve month renewal term and applied first to uninsured motorist coverage, if purchased, then to liability coverage, unless he or she

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
elected, prior to December 31, 2008, to receive instead of the premium credit a reimbursement certificate that provides for cash reimbursement of up to a maximum total payment of $50 for any rental or towing expenses incurred by the class member on or before December 31, 2009 as a result of the disablement of his or her vehicle because of an accident. Each class member who was insured by the Company on September 1, 2008 but not on December 31, 2008 is entitled to a premium credit upon purchase of his or her next new automobile insurance policy from the Company no later than December 31, 2009 equal to 100% of the amounts he or she paid for automobile club memberships and deferred billing fees with such credit to be prorated over a twelve month renewal term and applied first to uninsured motorist coverage, if purchased, then to liability coverage unless he or she elected, prior to December 31, 2008, to receive instead of the premium credit a reimbursement certificate that provides for cash reimbursement of up to a maximum total payment of $50 for any rental or towing expenses incurred by the class member on or before December 31, 2009 as a result of the disablement of his or her vehicle because of an accident. Each class member who was insured by the Company prior to September 1, 2008 has been issued a reimbursement certificate that provides for cash reimbursement of up to a maximum total payment of $50 for any rental or towing expenses incurred by the class member on or before December 31, 2009 as a result of the disablement of his or her vehicle because of an accident, unless he or she elected, prior to December 31, 2008, to receive instead of the reimbursement certificate, a premium credit equal to 100% of the amounts he or she paid for automobile club memberships and deferred billing fees against the premium for his or her next new automobile insurance policy purchased from the Company for up to twelve months applied first to uninsured motorist coverage, if purchased, then to liability coverage issued by the Company prior to June 30, 2010. Any premium credits issued to class members as described above will be prorated over a twelve-month term not to extend beyond June 30, 2011, and the class member will be entitled to the prorated premium credit only so long as he or she keeps their insurance premiums current during the twelve-month term. Benefits to class members commenced January 1, 2009. The Company also agreed to strengthen its disclosures to customers of all relevant fees, charges and coverages and to pay $3.8 million in fees and expenses for the attorneys for the Georgia plaintiffs and all costs associated with the administration of the settlement.
     On December 5, 2008, the Company entered into a Stipulation and Agreement of Settlement, which was approved by the court in February 2009, with the plaintiffs in the Alabama litigation. Pursuant to the terms of the settlement, the plaintiffs in the Alabama litigation will be divided into three classes: (i) persons insured in Alabama by the Company who purchased an automobile club membership from the Company, and who own a liability insurance policy issued by the Company that is in force on both December 15, 2008 and March 6, 2009 (“Active Current Policyholders”), (ii) persons insured in Alabama by the Company who purchased an automobile club membership from the Company, and who owned a liability insurance policy issued by the Company that was in force on December 15, 2008, but is not in force on March 6, 2009 (“Inactive Current Policyholders”), and (iii) persons insured in Alabama by the Company who purchased an automobile club membership from the Company, and who did not own a liability insurance policy issued by the Company that was in force on December 15, 2008 (“Former Policyholders”).
     Pursuant to the terms of the Alabama settlement, each Active Current Policyholder will, upon renewal of his or her current automobile insurance policy with the Company, receive a premium credit equal to 100% of the amounts he or she paid for automobile club memberships against the premium for a renewal automobile insurance policy, unless he or she elects, prior to March 6, 2009, to receive instead of the premium credit a reimbursement certificate that provides for cash reimbursement of up to a maximum total payment of $50 for any rental or towing expenses incurred by such Active Current Policyholder on or before February 28, 2010 as a result of the disablement of his or her vehicle because of an accident. Each Inactive Current Policyholder will receive a premium credit equal to 100% of the amounts he or she paid for automobile club memberships against the premium for his or her next automobile insurance policy purchased from the Company on or before August 30, 2010, unless he or she elects, prior to March 6, 2009, to receive instead of the premium credit a reimbursement certificate that provides for cash reimbursement of up to a maximum total payment of $50 for any rental or towing expenses incurred by such Inactive Current Policyholder on or before February 28, 2010 as a result of the disablement of his or her vehicle because of an accident. Each Former Policyholder will receive a reimbursement certificate that provides for cash reimbursement of up to a maximum total payment of $50 for any rental or towing expenses incurred by such Former Policyholder on or before February 28, 2010 as a result of the disablement of his or her vehicle because of an accident, unless he or she elects, prior to March 6, 2009, to receive instead of the reimbursement certificate a premium credit equal to 100% of the amounts he or she paid for automobile club memberships against the premium for his or her next automobile insurance policy purchased from the Company on or before August 30, 2010. Any premium credits issued to class members as described above will be prorated over a twelve-month term not to

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
extend beyond August 30, 2011, and the class member will be entitled to the prorated premium credit only so long as he or she keeps their insurance premiums current during the twelve-month term. Any such credits will be applied first to uninsured motorist coverage, if purchased, then to liability coverage. Benefits to class members will commence on March 7, 2009. The Company has also agreed to strengthen its disclosures to customers of all relevant fees, charges and coverages and to pay $2.3 million in fees and expenses for the attorneys for the Alabama plaintiffs and all costs associated with the administration of the settlement.
     At this time, the Company is unable to estimate the costs associated with the Georgia and Alabama litigation settlements related to utilization of reimbursement certificates. However, sufficient information related to the premium credits now exists to allow the Company to reasonably estimate and accrue the total costs associated with the utilization of available premium credits associated with the Georgia litigation through June 2011 and the Alabama litigation through August 2011. The final costs of the settlements depend on, among other factors, the rate of redemption and forfeiture of the premium credits and reimbursement certificates and, with regards to the Alabama litigation, whether class members elect to receive premium credits or reimbursement certificates pursuant to the terms of the settlement.
     Regarding the Georgia litigation, as of December 31, 2008, the plaintiff class included approximately 176,500 members who were insured by the Company on or prior to September 1, 2008 that received a reimbursement certificate, approximately 10,000 members who were insured by the Company that received the premium credits and approximately 3,900 members who were not actively insured by the Company that received the premium credits. Based upon its analysis of the premium credits available to these members, the Company has accrued approximately $4.7 million as of December 31, 2008 associated with the estimated utilization of available premium credits for Georgia plaintiffs who were insured by the Company on December 31, 2008 and received the premium credits. The Company is not able to reasonably estimate and, therefore, did not accrue any estimated costs for Georgia plaintiffs that were not actively insured by the Company on December 31, 2008 that received the premium credits as a result of the uncertainties associated with those members purchasing a new automobile insurance policy from the Company and utilizing the approximately $1.2 million of premium credits available to them.
     Regarding the Alabama litigation, as of December 31, 2008, the Company estimates that the plaintiff class will include approximately 2,300 members who will be insured by the Company on March 6, 2009 that will be eligible to receive the premium credits. Based upon its analysis of the premium credits available to these members, the Company has accrued approximately $0.5 million as of December 31, 2008 associated with the estimated utilization of available premium credits it believes will be issued to those plaintiffs in the Alabama litigation who will receive the premium credits. The Company is not able to reasonably estimate and, therefore, did not accrue any estimated costs for those remaining plaintiffs in the Alabama litigation, approximately 58,300 members, who are not expected to be insured by the Company on March 6, 2009.
     The litigation settlement costs are set forth separately in the consolidated statements of operations. During the three and six months ended December 31, 2008, the Company paid $3.8 million in fees and expenses to the attorneys for the Georgia plaintiffs and $0.1 million and $0.2 million, respectively, in costs associated with the administration of the settlements, both of which were previously accrued at June 30, 2008. The Company also reduced its estimated accrual for plaintiffs’ attorneys’ fees and expenses in Alabama from $2.5 million to $2.3 million as stipulated in the litigation settlement agreement. The Company anticipates that its payment of $2.3 million in fees and expenses to the attorneys for the Alabama plaintiffs and $0.2 million in remaining estimated costs associated with the administration of both of the settlements, which were previously accrued at June 30, 2008, will occur during the three months ended March 31, 2009. As previously noted, the Company has accrued, as of December 31, 2008, those currently estimable costs associated with the utilization of available premium credits through August 2011 of $5.2 million. Management intends to adjust the liability as necessary during future periods to account for the impact of actual redemption and forfeiture of the premium credits and reimbursement certificates.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The Company is currently in discussions with its insurance carriers regarding coverage for the costs and expenses incurred relating to the litigation settlements and is not able currently to estimate the amount that it may receive from its insurance carriers. As a result, the Company has not accrued any amount at December 31, 2008 for insurance recoveries that may offset the costs and expenses relating to the litigation settlements. Any such insurance recoveries will be recorded in the Company’s operating results during the periods in which the recoveries are determined to be probable.
     The litigation costs are classified within the litigation settlement line item in the Company’s consolidated statements of operations for the three and six months ended December 31, 2008. The remaining litigation settlement accrual of $7.9 million as of December 31, 2008 is classified within other liabilities on the Company’s consolidated balance sheet.
9. Segment Information
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
     The following table presents selected financial data by business segment (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues:
Insurance	$65,046	$82,299	$136,603	$169,389
Real estate and corporate	34	42	66	110

Consolidated total	$65,080	$82,341	$136,669	$169,499

Income (loss) before income taxes:
Insurance	$438	$2,390	$6,200	$7,451
Real estate and corporate	(1,826)	(2,357)	(3,835)	(4,455)

Consolidated total	$(1,388)	$33	$2,365	$2,996

	December 31,	June 30,
	2008	2008
Total assets:
Insurance	$426,832	$458,121
Real estate and corporate	14,579	15,109

Consolidated total	$441,411	$473,230

10. Recent Accounting Pronouncements
     Effective July 1, 2008, the Company adopted the provisions of FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. The adoption of SFAS 157 did not have a material impact on the results of operations or financial position of the Company. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Effective July 1, 2008, the Company adopted the provisions of FASB Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which includes an amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This statement applies to all entities and most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. The Company did not elect the fair value option and, as a result, the adoption of SFAS 159 did not have a material impact on the Company’s results of operations or financial position.

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
General
     As of December 31, 2008, we leased and operated 424 retail locations (or “stores”), staffed by employee-agents. Our employee-agents primarily sell insurance products either underwritten or serviced by us. As of December 31, 2008, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business - General” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for additional information with respect to our business.
     The following table shows the change in the number of our retail locations for the periods presented. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Retail locations – beginning of period	429	458	431	462
Opened	—	1	1	2
Closed	(5)	(19)	(8)	(24)

Retail locations – end of period	424	440	424	440

     The following tables show the number of our retail locations by state.

	December 31,		September 30,		June 30,
	2008	2007	2008	2007	2008	2007
Alabama	25	25	25	25	25	25
Florida	39	40	39	41	40	41
Georgia	61	61	61	62	61	62
Illinois	81	80	81	81	80	81
Indiana	18	22	19	23	19	24
Mississippi	8	8	8	8	8	8
Missouri	12	16	13	16	14	15
Ohio	28	29	29	30	29	30
Pennsylvania	18	19	18	24	19	25
South Carolina	27	28	28	28	28	28
Tennessee	20	20	20	20	20	20
Texas	87	92	88	100	88	103

Total	424	440	429	458	431	462

FIRST ACCEPTANCE CORPORATION 10-Q
Consolidated Results of Operations
Overview
     Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of foreclosed real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses. Our insurance operations generate revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:
•	premiums earned, including policy and renewal fees, from sales of policies written and assumed by our insurance company subsidiaries;

•	commission and fee income, including installment billing fees on policies written, agency fees and commissions and fees for other ancillary products and services; and

•	investment income earned on the invested assets of the insurance company subsidiaries.
     The following table presents premiums earned by state (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Premiums earned:
Georgia	$12,344	$15,135	$25,772	$31,238
Illinois	6,826	7,931	14,188	16,100
Florida	6,196	10,820	13,812	23,181
Texas	6,133	8,217	13,134	16,743
Alabama	5,888	7,034	12,460	14,538
South Carolina	4,491	5,650	9,941	11,290
Tennessee	3,800	5,168	8,215	10,690
Ohio	3,182	3,814	6,633	7,814
Pennsylvania	2,786	2,360	5,572	4,661
Indiana	1,298	1,806	2,861	3,774
Missouri	956	1,382	2,085	2,852
Mississippi	923	1,167	1,988	2,406

Total premiums earned	$54,823	$70,484	$116,661	$145,287

     The following table presents the change in the total number of policies in force for the insurance operations for the periods presented. Policies in force increase as a result of new policies issued and decrease as a result of policies that are canceled or expire and are not renewed.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Policies in force – beginning of period	170,555	212,511	194,079	226,974
Net decrease during period	(10,998)	(9,503)	(34,522)	(23,966)

Policies in force – end of period	159,557	203,008	159,557	203,008

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
     The following table presents the loss, expense and combined ratios for our insurance operations for the periods presented.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Loss and loss adjustment expense	68.5%	77.1%	69.7%	77.1%
Expense	25.2%	23.0%	23.2%	21.3%

Combined	93.7%	100.1%	92.9%	98.4%

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
     Our consolidated investment portfolio was $190.0 million at December 31, 2008 and consisted of fixed maturity securities, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity on an after-tax basis. At December 31, 2008, we had gross unrealized gains of $5.7 million and gross unrealized losses of $7.9 million.
      At December 31, 2008, 99.9% of our investment portfolio was rated “investment grade” (a credit rating of AAA to BBB) by Standard & Poor’s Corporation, a nationally recognized rating agency. The average credit rating of our fixed maturity portfolio was AA+ at December 31, 2008. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
     Investments in CMOs were $64.3 million at December 31, 2008 and represented 34% of our fixed maturity portfolio. CMOs are subject to significant extension risk in periods of rising interest rates and economic decline as mortgages may be repaid slower than expected. As of December 31, 2008, 99.7% of our CMOs were considered investment grade by all of the nationally recognized rating agencies. In addition, 96% of the CMOs were rated AAA and 83% of our CMOs were backed by agencies of the United States government. Of the non-agency backed CMOs, 76% were rated AAA.

FIRST ACCEPTANCE CORPORATION 10-Q
     The following table summarizes our fixed maturity securities at December 31, 2008 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government and agencies	$30,110	$2,189	$—	$32,299
State	8,262	260	(7)	8,515
Political subdivisions	3,357	37	(37)	3,357
Revenue and assessment	29,006	618	(251)	29,373
Corporate bonds	53,712	745	(2,343)	52,114
Collateralized mortgage obligations	67,656	1,892	(5,246)	64,302

	$192,103	$5,741	$(7,884)	$189,960

     The following table sets forth the scheduled maturities of our fixed maturity securities at December 31, 2008 based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
	Gains	Losses	Losses	Securities
One year or less	$5,367	$1,432	$2,360	$9,159
After one through five years	44,533	17,708	—	62,241
After five through ten years	27,191	15,059	1,525	43,775
After ten years	2,902	7,581	—	10,483
No single maturity date	53,383	10,919	—	64,302

	$133,376	$52,699	$3,885	$189,960

Three and Six Months Ended December 31, 2008 Compared with the Three and Six Months Ended December 31, 2007
     Consolidated Results
     Revenues for the three months ended December 31, 2008 decreased 21% to $65.1 million from $82.3 million in the same period last year. Net loss for the three months ended December 31, 2008 was $1.0 million, compared with a net loss of $11.7 million for the three months ended December 31, 2007. Basic and diluted net loss per share was $0.02 for the three months ended December 31, 2008 compared with $0.25 for the three months ended December 31, 2007.
     Revenues for the six months ended December 31, 2008 decreased 19% to $136.7 million from $169.5 million in the same period last year. Net income for the six months ended December 31, 2008 was $0.8 million, compared with a net loss of $9.8 million for the six months ended December 31, 2007. Basic and diluted net income per share was $0.02 for the six months ended December 31, 2008 compared with net loss per share of $0.21 for the six months ended December 31, 2007.
     Insurance Operations
     Revenues from insurance operations were $65.0 million for the three months ended December 31, 2008, compared with $82.3 million for the three months ended December 31, 2007. For the six months ended December 31, 2008, revenues from insurance operations were $136.6 million, compared with $169.4 million for the six months ended December 31, 2007.
     Income before income taxes from insurance operations for the three months ended December 31, 2008 was $0.4 million, compared with $2.4 million for the three months ended December 31, 2007. Income before income taxes from insurance operations for the six months ended December 31, 2008 was $6.2 million, compared with $7.5 million for the six months ended December 31, 2007.

FIRST ACCEPTANCE CORPORATION 10-Q
     Premiums Earned
     Premiums earned decreased by $15.7 million, or 22%, to $54.8 million for the three months ended December 31, 2008 from $70.5 million for the three months ended December 31, 2007. For the six months ended December 31, 2008, premiums earned decreased by $28.6 million, or 20%, to $116.7 million from $145.3 million for the six months ended December 31, 2007. The decreases in premiums earned were primarily due to declines in policies written resulting from the weak economic conditions, rate increases taken in a number of states to improve underwriting profitability, and the closure of 53 poor performing stores since January 2007.
     Approximately 69% of the $15.7 million decline in premiums earned for the three months ended December 31, 2008 and approximately 73% of the $28.6 million decline in premiums earned for the six months ended December 31, 2008 was in our Florida, Georgia, Texas and Tennessee markets. These states collectively accounted for 52% of premiums earned during both the three and six months ended December 31, 2008, down from 56% for the same periods in the prior year. Our premiums earned in these states were adversely affected by the weak economic conditions, as well as a decline in used car sales, which have historically been a significant contributor to new policy growth in these markets. Additionally, the decline in our Florida market was due to a January 1, 2008 rate increase to improve our underwriting profitability.
     The total number of insured policies in force at December 31, 2008 decreased 21% over the same date in 2007 from 203,008 to 159,557, primarily due to the factors noted above. At December 31, 2008, we operated 424 stores, compared with 440 stores at December 31, 2007.
     Commission and Fee Income
     Commission and fee income decreased 15% to $7.7 million for the three months ended December 31, 2008 from $9.0 million for the three months ended December 31, 2007. The decrease in fee income was a result of the decrease in policies in force, partially offset by higher fee income in Florida.
     For the six months ended December 31, 2008, commission and fee income decreased by $2.4 million, or 13%, to $15.9 million from $18.3 million for the six months ended December 31, 2007. The decrease in fee income was the result of factors discussed above for the three months ended December 31, 2008.
     Investment Income
     Investment income decreased during the three and six months ended December 31, 2008 primarily as a result of the decrease in the total amount of invested assets and the significant decline in yields on cash equivalents. At December 31, 2008 and 2007, the tax-equivalent book yields for our fixed maturities portfolio were 5.0% and 5.2%, respectively, with effective durations of 3.56 and 3.46 years, respectively.
     Other
     Included in other revenues during the six months ended December 31, 2008 is $1.3 million of charges related to other-than-temporary impairment (“OTTI”) on investments comprised of $0.6 million for certain non-agency backed CMOs and $0.7 million for two corporate bonds. Management’s assessment of whether an impairment is other-than-temporary includes an evaluation of factors such as the credit quality of the investment, the duration of the impairment, issuer-specific fundamentals, our ability and intent to hold the investment until recovery or maturity and overall economic conditions. If it is determined that the value of any investment is other-than-temporarily impaired, the impairment would be charged against earnings and a new cost basis for the security would be established. For the three months ended September 30, 2008, as a result of the deterioration in liquidity in the credit markets, yields on certain non-agency mortgage-backed securities declined below projected book yield requiring an impairment to those CMOs totaling $0.6 million. Effective for interim and annual reporting periods ending after December 15, 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (the “FSP”), which eliminated the previous requirement that a holder’s best estimate of cash flows be based upon those that a market participant would use. Instead, the FSP requires that an other-than-temporary impairment be recognized as a realized loss through earnings when it is probable there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected, which is consistent with the impairment model in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Retroactive application to a prior interim or annual reporting period is not permitted. Based upon our best estimate of cash flows on eligible securities, there has been no adverse change in such cash flows, and therefore, no further impairment was recorded at December 31, 2008.

FIRST ACCEPTANCE CORPORATION 10-Q
     At December 31, 2008, our portfolio included non-agency backed CMOs with an original cost of $18.3 million and a current fair value of $11.0 million. Such fair value was obtained from either an independent third-party valuation service provider or non-binding broker quotes. For the year ended June 30, 2008 and the three months ended September 30, 2008, we recognized $1.4 million and $0.5 million, respectively, of OTTI in accordance with the guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets”. Our review of these securities included the analysis of available information such as collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position within their respective capital structures, and credit ratings from statistical rating agencies. Based on our review, we believe that the unrealized losses on these securities are not necessarily predictive of the ultimate performance of the underlying collateral. In the absence of further deterioration in the collateral relative to its positions in these securities’ respective capital structures, which could be other-than-temporary, we believe the unrealized losses should reverse over the remaining lives of the securities. We have both the ability and intention to hold these securities to maturity.
     We also recognized OTTI charges of $0.7 million related to two corporate bonds due to the extent and duration of the declines in their fair values and issuer-specific fundamentals. We believe that the remaining securities having unrealized losses at December 31, 2008 were not other-than-temporarily impaired and that we have the ability and intent to hold these securities for a period of time sufficient to allow for recovery of their impairment.
     Losses and Loss Adjustment Expenses
     The loss and loss adjustment expense ratio was 68.5% for the three months ended December 31, 2008, compared with 77.1% for the three months ended December 31, 2007. The loss and loss adjustment expense ratio was 69.7% for the six months ended December 31, 2008, compared with 77.1% for the six months ended December 31, 2007. For the three and six months ended December 31, 2008, we experienced unfavorable development of approximately $0.3 million and favorable development of approximately $1.1 million for losses occurring prior to calendar year 2008. For the three and six months ended December 31, 2007, we did not experience any significant development for prior accident periods. In addition, we did not experience any significant weather-related losses during the three and six months ended December 31, 2008.
     Excluding the development noted above, the loss and loss adjustment expense ratio for the three and six months ended December 31, 2008 was 68.0% and 70.6%, respectively. These improvements over the same periods last year were primarily the result of a revision in our estimate of the loss and loss adjustment expense ratio for calendar 2008 which improved from 76.5% at June 30, 2008 to 73.8% at December 31, 2008. We attribute this improvement to the impact of the rate increases taken in early calendar 2008 in our Florida, Illinois, Indiana, Texas and South Carolina markets and the continued improvement in our underwriting and claim handling practices.
     Operating Expenses
     Insurance operating expenses decreased 15% to $21.5 million for the three months ended December 31, 2008 from $25.2 million for the three months ended December 31, 2007. For the six months ended December 31, 2008, insurance operating expenses decreased 13% to $43.0 million from $49.2 million for the six months ended December 31, 2007. These decreases were primarily a result of a reduction in costs (such as agent commissions and premium taxes) that varied along with the decrease in premiums earned as well as savings realized from the closure of underperforming stores.
     The expense ratio increased from 23.0% for the three months ended December 31, 2007 to 25.2% for the same period in the current fiscal year. The expense ratio increased from 21.3% for the six months ended December 31, 2007 to 23.2% for the same period in the current fiscal year. These increases were primarily due to the declines in premiums earned discussed above.
     Overall, the combined ratio decreased to 93.7% for the three months ended December 31, 2008 from 100.1% for the three months ended December 31, 2007. For the six months ended December 31, 2008, the combined ratio decreased to 92.9% from 98.4% for the six months ended December 31, 2007.

FIRST ACCEPTANCE CORPORATION 10-Q
     Litigation Settlement
     Litigation settlement costs for the three and six months ended December 31, 2008 of $5.1 million and $5.2 million, respectively, relate to the costs incurred in connection with our settlement and defense of the litigation in Alabama and Georgia. We have entered into settlement agreements relating to the Georgia litigation and the Alabama litigation. Pursuant to the litigation settlements, we will (i) provide the plaintiffs with either a premium credit towards a future insurance policy or a reimbursement certificate for certain future towing and rental expenses, (ii) strengthen our disclosures to customers of all relevant fees, charges and coverages, (iii) pay an aggregate of $6.1 million in fees and expenses for the attorneys for the plaintiffs and (iv) pay the costs associated with the administration of the settlements.
     At this time, we are unable to estimate the costs associated with the Georgia and Alabama litigation settlements related to utilization of reimbursement certificates. However, sufficient information related to the premium credits now exists to allow us to reasonably estimate and accrue the total costs associated with the utilization of available premium credits associated with the Georgia litigation through June 2011 and the Alabama litigation through August 2011. The final costs of the settlements depend on, among other factors, the rate of redemption and forfeiture of the premium credits and reimbursement certificates and, with regards to the Alabama litigation, whether class members elect to receive premium credits or reimbursement certificates pursuant to the terms of the settlement.
     Regarding the Georgia litigation, as of December 31, 2008, the plaintiff class included approximately 176,500 members who were insured by the Company on or prior to September 1, 2008 that received a reimbursement certificate, approximately 10,000 members who were insured by the Company that received the premium credits and approximately 3,900 members who were not actively insured by the Company that received the premium credits. Based upon our analysis of the premium credits available to these members, we have accrued approximately $4.7 million as of December 31, 2008 associated with the estimated utilization of available premium credits for Georgia plaintiffs who were insured by the Company on December 31, 2008 and received the premium credits. We are not able to reasonably estimate and, therefore, did not accrue any estimated costs for Georgia plaintiffs that were not actively insured by the Company on December 31, 2008 that received the premium credits as a result of the uncertainties associated with those members purchasing a new automobile insurance policy from the Company and utilizing the approximately $1.2 million of premium credits available to them.
     Regarding the Alabama litigation, as of December 31, 2008, we estimate that the plaintiff class will include approximately 2,300 members who will be insured by the Company on March 6, 2009 that will be eligible to receive the premium credits. Based upon our analysis of the premium credits available to these members, we have accrued approximately $0.5 million as of December 31, 2008 associated with the estimated utilization of available premium credits we believe will be issued to those plaintiffs in the Alabama litigation who will receive the premium credits. We are not able to reasonably estimate and, therefore, did not accrue any estimated costs for those remaining plaintiffs in the Alabama litigation, approximately 58,300 members, who are not expected to be insured by the Company on March 6, 2009.
     The litigation settlement costs are set forth separately in the consolidated statements of operations. During the three and six months ended December 31, 2008, we paid $3.8 million in fees and expenses to the attorneys for the Georgia plaintiffs and $0.1 million and $0.2 million, respectively, in costs associated with the administration of the settlements, both of which were previously accrued at June 30, 2008. We also reduced our estimated accrual for plaintiffs’ attorneys’ fees and expenses in Alabama from $2.5 million to $2.3 million as stipulated in the litigation settlement agreement. We anticipate that our payment of $2.3 million in fees and expenses to the attorneys for the Alabama plaintiffs and $0.2 million in remaining estimated costs associated with the administration of both of the settlements, which were previously accrued at June 30, 2008, will occur during the three months ended March 31, 2009. As previously noted, we have accrued, as of December 31, 2008, those currently estimable costs associated with the utilization of available premium credits through August 2011 of $5.2 million. Management intends to adjust the initial estimated accrual as necessary during future periods to account for the impact of actual rate of redemption and forfeiture of the premium credits and reimbursement certificates.

FIRST ACCEPTANCE CORPORATION 10-Q
     We are currently in discussions with our insurance carriers regarding coverage for the costs and expenses incurred relating to the litigation settlements and are not able currently to estimate the amount, if any, that we may receive from our insurance carriers. As a result, we have not accrued any amount at December 31, 2008 for insurance recoveries that may offset the costs and expenses relating to the litigation settlements. Any such insurance recoveries will be recorded in our operating results during the periods in which the recoveries are determined to be probable. For additional information with respect to the litigation settlements, see “Part II — Item 1. Legal Proceedings.”
     Real Estate and Corporate
     Loss before income taxes for the three months ended December 31, 2008 was $1.8 million, compared with a loss of $2.4 million for the three months ended December 31, 2007. Loss before income taxes for the six months ended December 31, 2008 was $3.8 million, compared with a loss of $4.5 million for the six months ended December 31, 2007.
     During the six months ended December 31, 2008, we incurred $0.1 million of interest expense in connection with credit facility borrowings compared with $0.2 million and $0.6 million, respectively, for the three and six months ended December 31, 2007. Such borrowings were repaid in full on October 31, 2008. In addition, we incurred $1.0 million and $2.0 million, respectively, of interest expense during both the three and six months ended December 31, 2008 and December 31, 2007 related to the debentures issued in June 2007.
Liquidity and Capital Resources
     Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries that sell ancillary products to our insureds. Our primary uses of funds are the payment of claims and operating expenses. Net cash used in operating activities for the six months ended December 31, 2008 was $6.2 million, compared with net cash provided by operating activities of $6.5 million in the same period in the prior fiscal year. This decrease was primarily the result of a decrease in cash collected from premiums written and payments made as a part of our litigation settlements. Net cash used in investing activities for the six months ended December 31, 2008 was $4.9 million, compared with net cash provided by investing activities of $13.8 million for the same period in the prior fiscal year. Both periods reflect net additions to our investment portfolio, while the six months ended December 31, 2007 includes the settlement of a $20.0 million receivable for securities in July 2007. Financing activities for the six months ended December 31, 2008 and 2007 included principal prepayments made on our former term loan and revolving credit facility.
     Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary sources of unrestricted cash to meet its obligations are dividends from our insurance company subsidiaries and from the sale of ancillary products to our insureds. The holding company will also receive cash from operating activities as a result of investment income. In addition, as a result of our net operating loss (“NOL”) carryforwards, taxable income generated by the insurance company subsidiaries through June 30, 2009 will provide cash to the holding company through an intercompany tax allocation arrangement. At December 31, 2008, we had $2.5 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources as noted above will be used to pay the future requirements outside of the insurance company subsidiaries.
     After the October 2008 termination of our credit facility, the debt service requirements of the holding company were limited to the debentures payable. Such debentures are interest-only and mature in full in July 2037. Interest is fixed annually through July 2012 at $3.8 million. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which time the rate becomes variable (LIBOR plus 375 basis points). The Company has held recent discussions with other financial institutions regarding a new revolving credit facility. However, no assurances can be made that financing will be available or, if available, will be available on satisfactory terms. We believe that the lack of a current facility does not impair our ability to meet our current expected liquidity needs.
     The remaining amounts due under our Georgia litigation settlement, which includes $0.1 million in estimated costs associated with the administration of the settlement, $4.7 million in estimated costs related to the utilization of available premium credits, and any amounts to be paid with regards to reimbursement certificates, are the obligation of one of our insurance company subsidiaries. The Alabama litigation settlement, which includes $2.3 million in plaintiffs’ attorneys’ fees and expenses, $0.1 million in estimated costs associated with the administration of the settlement, $0.5 million in estimated costs related to the utilization of available premium credits, and any amounts to be paid with regards to reimbursement certificates, are the obligation of the holding company as the insurance company subsidiaries are not a party to the settlement.

FIRST ACCEPTANCE CORPORATION 10-Q
     State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. Based on our December 31, 2008 statutory capital and surplus and our anticipated operating results in calendar 2009, we expect that our ordinary dividend capacity for calendar 2009 will be approximately $11.0 million. During October 2008, the insurance company subsidiaries paid ordinary dividends to the holding company of $2.5 million, the proceeds of which were used to repay our former debt facility.
     The National Association of Insurance Commissioners Model Act for risk-based capital (“RBC”) provides formulas to determine the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. In addition, there are statutory guidelines that suggest that on an annual calendar year basis, the insurance company subsidiaries should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. We believe that our insurance company subsidiaries have sufficient financial resources available to support their net premium writings in both the short-term and the reasonably foreseeable future.
     We believe that existing cash and investment balances, when combined with anticipated cash flows as noted above, will be adequate to meet our expected liquidity needs, for both the holding company and its insurance company subsidiaries, in both the short-term and the reasonably foreseeable future. Any future growth strategy may require external financing, and we may from time to time seek to obtain external financing. We cannot assure that additional sources of financing will be available to us on favorable terms, or at all, or that any such financing would not negatively impact our results of operations.
Former Credit Facility
     We entered into an amendment to our former credit agreement effective September 10, 2008. The amended terms (i) accelerated the maturity date of the term loan facility to October 31, 2008, (ii) eliminated the revolving credit facility and (iii) removed all financial covenants for the remaining term. The unpaid balance under our credit agreement was paid in full on October 31, 2008. We entered into an interest rate swap agreement in January 2006 that fixed the interest rate on the term loan facility at 6.63%. Effective September 30, 2008, we cancelled the interest rate swap agreement for $0.1 million.
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies and estimates during the six months ended December 31, 2008 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
Off-Balance Sheet Arrangements
     There have been no new off-balance sheet arrangements since June 30, 2008. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

FIRST ACCEPTANCE CORPORATION 10-Q
Forward-Looking Statements
          This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in the report, other than statements of historical fact, are forward-looking statements. You can identify these statements from our use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:
•	statements and assumptions relating to future growth, income, income per share, cash flows and other financial performance measures, as well as management’s short-term and long-term performance goals;

•	statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events;

•	statements relating to our business and growth strategies; and

•	any other statements or assumptions that are not historical facts.
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

FIRST ACCEPTANCE CORPORATION 10-Q
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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$197,036	$193,750	$189,960	$186,171	$182,427	$175,179

          The following table provides information about our fixed maturity investments at December 31, 2008 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of discounts at the time of purchase and other-than-temporary impairment) by expected maturity date for each of the five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

			Securities
	Securities	Securities	with No
	with	with	Unrealized
	Unrealized	Unrealized	Gains or
Year Ended June 30,	Gains	Losses	Losses	Amount
2009	$7,448	$685	$3,855	$11,988
2010	5,993	3,390	—	9,383
2011	15,786	3,584	—	19,370
2012	17,385	11,914	—	29,299
2013	14,927	5,630	—	20,557
Thereafter	67,644	37,004	—	104,648

Total	$129,183	$62,207	$3,855	$195,245

Fair value	$133,376	$52,699	$3,885	$189,960

          On June 15, 2007, our newly formed wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points).
Credit Risk
          Credit risk is managed by diversifying the portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The largest investment in any one fixed maturity security, excluding U.S. government and agency securities, is $2.8 million, or 1.5% of the fixed maturity portfolio. The top five investments make up 5.9% of the fixed maturity portfolio. The average credit quality rating for our fixed maturity portfolio was AA+ at December 31, 2008. There are no fixed maturities in the portfolio that have not produced investment income during the previous twelve months.

FIRST ACCEPTANCE CORPORATION 10-Q
          The following table shows our fixed maturity portfolio by Standard & Poor’s Corporation rating as of December 31, 2008 (in thousands).

		% of		% of
	Amortized	Amortized	Fair	Fair
Comparable Rating	Cost	Cost	Value	Value
AAA	$100,134	52.1%	$101,038	53.2%
AA+, AA, AA-	33,041	17.2%	32,064	16.9%
A+, A, A-	49,936	26.0%	48,553	25.5%
BBB+, BBB, BBB-	8,652	4.5%	8,093	4.3%

Total investment grade	191,763	99.8%	189,748	99.9%

BB+, BB, BB-	340	0.2%	212	0.1%

Total non-investment grade	340	0.2%	212	0.1%

Total	$192,103	100.0%	$189,960	100.0%

          The mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these increasing delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant declines in fair value. We have only modest exposure to sub-prime investments and no exposure to Alt-A investments. At December 31, 2008, our fixed maturity portfolio included three CMOs having sub-prime exposure with a fair value of $1.0 million, two of which were rated investment grade. All of these securities are paying their principal and periodic interest timely and the underlying assets of these securities continue to perform in accordance with their contractual terms.
          In early 2008, several municipal bond insurers had their credit ratings downgraded or placed under review by the major nationally recognized credit rating agencies. Fitch, one of the nationally recognized credit rating agencies, downgraded AMBAC to a rating of AA from AAA. Our investment portfolio consists of $41.2 million of municipal bonds, of which $29.0 million are insured. Of the insured bonds, 61.7% are insured with MBIA, 24.3% with AMBAC and 14.0% with XL Capital. These securities are paying their principal and periodic interest timely.
          The following table presents the underlying ratings as of December 31, 2008, represented by the lower of either Standard and Poor’s, Fitch’s, or Moody’s ratings, of the municipal bond portfolio (in thousands).

	Insured		Uninsured		Total
		% of		% of		% of
	Fair	Fair	Fair	Fair	Fair	Fair
	Value	Value	Value	Value	Value	Value
AAA	$—	0%	$4,758	39%	$4,758	12%
AA+, AA, AA-	16,914	58%	6,390	52%	23,304	56%
A+, A, A-	9,712	34%	1,050	9%	10,762	26%
BBB+, BBB, BBB-	1,449	5%	—	0%	1,449	4%
NR (not rated)	972	3%	—	0%	972	2%

Total	$29,047	100%	$12,198	100%	$41,245	100%

FIRST ACCEPTANCE CORPORATION 10-Q
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of December 31, 2008. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
          During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

FIRST ACCEPTANCE CORPORATION 10-Q
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          We have been involved in litigation in Alabama and Georgia in which allegations have been made with respect to our sales practices, primarily the sale of motor club memberships currently or formerly sold in those states. The suits generally alleged that we implemented a program to convince our consumers who purchased automobile insurance policies to also purchase motor club memberships or that we charged our consumers billing fees associated with our products that were not properly disclosed, and sought unspecified damages and attorneys’ fees. We denied all allegations of wrongdoing and vigorously defended the Company against these actions.
          On November 21, 2008, the Superior Court for Fulton County, Georgia approved the settlement of the case styled Annette Rush v. Village Auto Insurance Company, Inc. (now known as First Acceptance Insurance Company of Georgia, Inc.) that was pending in the Superior Court of Fulton County, Georgia. The court approved the terms of the settlement as described in Part II, Item 1. “Legal Proceedings,” in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008. On December 5, 2008, we entered into a Stipulation and Agreement of Settlement with the plaintiffs in the class action litigation pending against the Company in Alabama. The Circuit Court of Bullock County, Alabama approved the terms of the Alabama settlement as set forth in Item 1.01 “Entry into a Material Definitive Agreement” in our Current Report on Form 8-K, dated December 11, 2008.
          At this time, we are unable to estimate the costs associated with the Georgia and Alabama litigation settlements related to utilization of reimbursement certificates. However, sufficient information related to the premium credits now exists to allow us to reasonably estimate and accrue the total costs associated with the utilization of available premium credits associated with the Georgia litigation through June 2011 and the Alabama litigation through August 2011. The final costs of the settlements depend on, among other factors, the rate of redemption and forfeiture of the premium credits and reimbursement certificates and, with regards to the Alabama litigation, whether class members elect to receive premium credits or reimbursement certificates pursuant to the terms of the settlement.
          Regarding the Georgia litigation, as of December 31, 2008, the plaintiff class included approximately 176,500 members who were insured by the Company on or prior to September 1, 2008 that received a reimbursement certificate, approximately 10,000 members who were insured by the Company that received the premium credits and approximately 3,900 members who were not actively insured by the Company that received the premium credits. Based upon our analysis of the premium credits available to these members, we have accrued approximately $4.7 million as of December 31, 2008 associated with the estimated utilization of available premium credits for Georgia plaintiffs who were insured by the Company on December 31, 2008 and received the premium credits. We are not able to reasonably estimate and, therefore, did not accrue any estimated costs for Georgia plaintiffs that were not actively insured by the Company on December 31, 2008 that received the premium credits as a result of the uncertainties associated with those members purchasing a new automobile insurance policy from the Company and utilizing the approximately $1.2 million of premium credits available to them.
          Regarding the Alabama litigation, as of December 31, 2008, we estimate that the plaintiff class will include approximately 2,300 members who will be insured by the Company on March 6, 2009 that will be eligible to receive the premium credits. Based upon our analysis of the premium credits available to these members, we have accrued approximately $0.5 million as of December 31, 2008 associated with the estimated utilization of available premium credits we believe will be issued to those plaintiffs in the Alabama litigation who will receive the premium credits. We are not able to reasonably estimate and, therefore, did not accrue any estimated costs for those remaining plaintiffs in the Alabama litigation, approximately 58,300 members, who are not expected to be insured by the Company on March 6, 2009.
          The litigation settlement costs are set forth separately in the consolidated statements of operations. During the three and six months ended December 31, 2008, we paid $3.8 million in fees and expenses to the attorneys for the Georgia plaintiffs and $0.1 million and $0.2 million, respectively, in costs associated with the administration of the settlements, both of which were previously accrued at June 30, 2008. We also reduced our estimated accrual for plaintiffs’ attorneys’ fees and expenses in Alabama from $2.5 million to $2.3 million as stipulated in the litigation settlement agreement. We anticipate that our payment of $2.3 million in fees and expenses to the attorneys for the Alabama plaintiffs and $0.2 million in remaining estimated costs associated

FIRST ACCEPTANCE CORPORATION 10-Q
with the administration of both of the settlements, which were previously accrued at June 30, 2008, will occur during the three months ended March 31, 2009. As previously noted, we have accrued, as of December 31, 2008, those currently estimable costs associated with the utilization of available premium credits through August 2011 of $5.2 million. Management intends to adjust the liability as necessary during future periods to account for the impact of actual redemption and forfeiture of the premium credits and reimbursement certificates.
          We are currently in discussions with our insurance carriers regarding coverage for the costs and expenses incurred relating to the litigation settlements and are not able currently to estimate the amount that we may receive from our insurance carriers. As a result, we have not accrued any amount at December 31, 2008 for insurance recoveries that may offset the costs and expenses relating to the litigation settlements. Any such insurance recoveries will be recorded in our operating results during the periods in which the recoveries are determined to be probable.
          The litigation costs are classified within the litigation settlement line item in the Company’s consolidated statements of operations for the three and six months ended December 31, 2008. The remaining litigation settlement accrual of $7.9 million as of December 31, 2008 is classified within other liabilities on our consolidated balance sheet.
Item 4. Submission of Matters to a Vote of Security Holders
          At the Company’s Annual Meeting of Stockholders held on November 5, 2008 (the “Annual Meeting”), the following persons were elected to the Company’s Board of Directors for a one-year term:

	Votes For	Votes Withheld
Rhodes R. Bobbitt	30,567,791	1,783,517
Harvey B. Cash	31,782,768	568,540
Donald J. Edwards	30,191,478	2,159,830
Gerald J. Ford	32,028,892	322,416
Stephen J. Harrison	32,012,792	338,516
Thomas M. Harrison, Jr.	32,027,792	323,516
Tom C. Nichols	32,030,084	321,224
Lyndon L. Olson, Jr.	31,785,806	565,502
William A. Shipp, Jr.	31,783,439	567,869
          The following proposal was also considered and approved at the Annual Meeting by the vote set forth below:

			Votes Withheld
			and Broker
	Votes For	Votes Against	Non-Votes
Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2009	32,328,987	13,239	9,082
Item 6. Exhibits
The following exhibits are attached to this report:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FIRST ACCEPTANCE CORPORATION 10-Q
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION
February 9, 2009	By:	/s/ Kevin P. Cohn
Kevin P. Cohn
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)