Form 10-Q
period 2009-03-31
FIRST ACCEPTANCE CORP /DE/
filed 2009-05-11
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
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
Yes ☐      No ☑
As of May 11, 2009, there were 48,297,310 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009
INDEX

PART I — FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	25

PART II — OTHER INFORMATION	26

Item 6. Exhibits	26

SIGNATURES	27
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS
Fixed maturities, available-for-sale at fair value (amortized cost of $144,659 and $190,040, respectively)	$140,590	$189,570
Cash and cash equivalents	74,512	38,646
Premiums and fees receivable, net of allowance of $396 and $651	55,053	63,377
Deferred tax asset, net	15,206	17,593
Other assets	9,300	10,177
Property and equipment, net	4,098	4,876
Deferred acquisition costs	4,461	4,549
Goodwill	138,082	138,082
Identifiable intangible assets	6,360	6,360

TOTAL ASSETS	$447,662	$473,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$92,747	$101,407
Unearned premiums and fees	68,766	77,237
Notes payable	—	3,913
Debentures payable	41,240	41,240
Payable for securities	—	1,045
Other liabilities	18,248	22,929

Total liabilities	221,001	247,771

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 48,250 and 48,055 shares issued and outstanding, respectively	482	481
Additional paid-in capital	464,169	462,601
Accumulated other comprehensive loss	(4,069)	(470)
Accumulated deficit	(233,921)	(237,153)

Total stockholders’ equity	226,661	225,459

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$447,662	$473,230

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues:
Premiums earned	$54,845	$72,209	$171,506	$217,496
Commission and fee income	8,115	9,311	24,033	27,596
Investment income	2,410	2,687	7,741	8,573
Net realized gains (losses) on fixed maturities, available-for-sale	1,727	(222)	486	(181)

	67,097	83,985	203,766	253,484

Costs and expenses:
Losses and loss adjustment expenses	38,929	55,319	120,214	167,336
Insurance operating expenses	22,021	24,496	64,977	73,662
Other operating expenses	276	487	982	1,751
Litigation settlement	(67)	440	5,167	440
Stock-based compensation	523	310	1,532	988
Depreciation and amortization	455	454	1,379	1,202
Interest expense	969	1,192	3,159	3,822

	63,106	82,698	197,410	249,201

Income before income taxes	3,991	1,287	6,356	4,283
Provision for income taxes	1,597	529	3,124	13,364

Net income (loss)	$2,394	$758	$3,232	$(9,081)

Net income (loss) per share:
Basic and diluted	$0.05	$0.02	$0.07	$(0.19)

Number of shares used to calculate net income (loss) per share:
Basic	47,673	47,640	47,662	47,624

Diluted	48,865	48,831	49,030	47,624

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$2,394	$758	$3,232	$(9,081)
Net unrealized change in investments	(1,926)	1,251	(3,599)	5,641
Other	—	5	—	(245)

	468	2,014	(367)	(3,685)
Applicable provision for income taxes	—	434	—	955

Comprehensive income (loss)	$468	$1,580	$(367)	$(4,640)

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,232	$(9,081)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,379	1,202
Stock-based compensation	1,532	988
Deferred income taxes	2,387	12,982
Other-than-temporary impairment on investment securities	1,987	265
Net realized gains on sales of investments	(2,473)	(84)
Other	103	64
Change in:
Premiums and fees receivable	8,279	(2,497)
Loss and loss adjustment expense reserves	(8,660)	6,897
Unearned premiums and fees	(8,471)	106
Litigation settlement	(2,443)	101
Other	(1,087)	2,957

Net cash provided by (used in) operating activities	(4,235)	13,900

Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(16,228)	(33,126)
Maturities and paydowns of fixed maturities, available-for-sale	19,285	11,330
Sales of fixed maturities, available-for-sale	42,786	13,458
Net change in receivable/payable for securities	(1,045)	20,464
Capital expenditures	(635)	(1,693)
Other	(103)	(226)

Net cash provided by investing activities	44,060	10,207

Cash flows from financing activities:
Payments on borrowings	(3,913)	(18,712)
Net proceeds from issuance of common stock	37	81
Other	(83)	(164)

Net cash used in financing activities	(3,959)	(18,795)

Net increase in cash and cash equivalents	35,866	5,312
Cash and cash equivalents, beginning of period	38,646	34,161

Cash and cash equivalents, end of period	$74,512	$39,473

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
2. Investments
     Fair Value
     Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company holds available-for-sale fixed maturity investments, which are carried at fair value.
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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following table presents the fair-value measurements for each major category of assets that are measured on a recurring basis as of March 31, 2009 (in thousands).

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$12,375	$12,375	$—	$—
State	7,476	—	7,476	—
Political subdivisions	1,842	—	1,842	—
Revenue and assessment	30,135	—	30,135	—
Corporate bonds	45,824	—	45,824	—
Collateralized mortgage obligations:
Agency backed	32,460	—	32,460	—
Non-agency backed — residential	5,257	—	2,644	2,613
Non-agency backed — commercial	5,221	—	4,637	584

Total fixed maturities, available-for-sale	140,590	12,375	125,018	3,197
Cash and cash equivalents	74,512	74,512	—	—

Total	$215,102	$86,887	$125,018	$3,197

     The fair values of the Company’s fixed maturities are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above table are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified securities in the table above consist of seven collateralized mortgage obligations that are priced from non-binding broker quotes obtained from a single dealer familiar with each particular security or model driven valuations that do not have observable market data. Based on the nature of these securities and the lack of similar securities trading to obtain observable market data, the Company believes that these Level 3 valuations are more subjective in nature. The Company has not made any adjustments to the prices obtained from the independent pricing sources and dealers.
     The Company has reviewed the pricing techniques and methodologies of the independent pricing sources and dealers and believes that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. The Company monitors security-specific valuation trends and discussed material changes or the absence of expected changes with the pricing sources to understand the underlying factors and inputs and to validate the reasonableness of the pricing.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Based on the above categorization, the following table represents the quantitative disclosure for those assets included in category Level 3 as of March 31, 2009 (in thousands).

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	Three Months Ended	Nine Months Ended
	March 31, 2009	March 31, 2009
Beginning balance	$1,672	$167
Total gains or losses (realized or unrealized):
Included in net income (loss)	10	(78)
Included in comprehensive income (loss)	(113)	(273)
Purchases, sales, issuances and settlements	(4)	(29)
Transfers in and/or out of Level 3	1,632	3,410

Balance at March 31, 2009	$3,197	$3,197

     Investment Income and Net Realized Gains and Losses
     The major categories of investment income follow (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Fixed maturities, available-for-sale	$2,451	$2,434	$7,664	$7,635
Cash and cash equivalents	38	334	324	1,180
Other	29	29	87	88
Investment expenses	(108)	(110)	(334)	(330)

	$2,410	$2,687	$7,741	$8,573

     The components of net realized gains (losses) on fixed maturities, available-for-sale are as follows (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Realized gains on sales	$2,531	$43	$2,592	$327
Realized losses on sales	(82)	—	(119)	(243)
Other-than-temporary impairment losses	(722)	(265)	(1,987)	(265)

	$1,727	$(222)	$486	$(181)

     Fixed Maturities, Available-for-Sale
     The following table summarizes the Company’s fixed maturity securities at March 31, 2009 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government and agencies	$11,746	$653	$(24)	$12,375
State	7,187	305	(16)	7,476
Political subdivisions	1,833	51	(42)	1,842
Revenue and assessment	29,575	814	(254)	30,135
Corporate bonds	47,475	788	(2,439)	45,824
Collateralized mortgage obligations:
Agency backed	31,212	1,248	—	32,460
Non-agency backed — residential	7,975	18	(2,736)	5,257
Non-agency backed — commercial	7,656	—	(2,435)	5,221

	$144,659	$3,877	$(7,946)	$140,590

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The number of securities with gross unrealized gains and losses follows. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than	Greater	Gross
	or equal to	than 12	Unrealized
As of:	12 months	months	Gains
March 31, 2009	35	25	117
June 30, 2008	79	16	108
     The fair value and gross unrealized losses of those securities in a continuous unrealized loss position for greater than 12 months at March 31, 2009 follows. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

	Number		Gross
	of	Fair	Unrealized
Gross Unrealized Losses	Securities	Value	Losses
Less than 10%	8	$4,921	$(222)
Greater than 10%	17	10,032	(5,283)

	25	$14,953	$(5,505)

     The following table sets forth the amount of gross unrealized loss by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2009 (in thousands).

	Fair Value of
	Securities with		Severity of Gross Unrealized Losses
	Gross	Gross			Greater
Length of	Unrealized	Unrealized	Less	5% to	than
Gross Unrealized Losses:	Losses	Losses	than 5%	10%	10%
Less than or equal to:
Three months	$5,097	$(202)	$(47)	$(64)	$(91)
Six months	3,044	(156)	(30)	—	(126)
Nine months	1,806	(232)	(46)	—	(186)
Twelve months	15,549	(1,851)	(254)	(180)	(1,417)
Greater than twelve months	14,953	(5,505)	(130)	(92)	(5,283)

Total	$40,449	$(7,946)	$(507)	$(336)	$(7,103)

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
     Other-than-temporary impairment (“OTTI”) charges of $2.0 million for the nine months ended March 31, 2009 include $1.1 million for certain non-agency backed CMOs and $0.9 million for three corporate bonds. For the three months ended September 30, 2008, as a result of the deterioration in liquidity in the credit markets, yields on certain non-agency backed CMOs declined below projected book yields requiring an impairment to those CMOs totaling $0.5 million. Effective for interim and annual reporting periods ending after December 15, 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (the “FSP”), which eliminated the previous requirement that a holder’s best estimate of cash flows be based upon those that a market participant would use. Instead, the FSP requires that an other-than-temporary impairment be recognized as a realized loss through earnings when it is probable there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected, which is consistent with the impairment model in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Retroactive application to a prior interim or annual reporting period is not permitted. In accordance with this new requirement, for the three months ended March 31, 2009, based on an adverse change in the Company’s best estimate of cash flows on its eligible securities, a further impairment of $0.2 million was recognized. In addition, during the three months ended March 31, 2009, the Company recognized an impairment of $0.4 million on a non-agency backed CMO not subject to the FSP based on the Company’s quarterly projected cash flow analysis, which indicated that a principal loss was probable for this security.
     At March 31, 2009, the Company’s portfolio included non-agency backed CMOs with an adjusted cost of $15.6 million and a current fair value of $10.5 million. Such fair value was obtained from either an independent third-party valuation service provider or non-binding broker quotes. For the year ended June 30, 2008 and the nine months ended March 31, 2009, the Company recognized $1.4 million and $0.7 million, respectively, of OTTI in accordance with the guidance of EITF Issue No. 99-20, Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20”) and, effective with the quarter ended December 31, 2008, the FSP. The OTTI charges recognized to date on these securities resulted from an adverse change in expected cash flows. The timing of projected cash flows on these securities has changed as economic conditions have prevented the underlying borrowers from refinancing the mortgages underlying these securities, thereby reducing the amount of projected prepayments. Likewise, economic conditions have caused an increase in the actual and projected delinquencies in the underlying mortgages.
     The Company’s review of these non-agency backed CMOs included an analysis of available information such as collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position within their respective capital structures, and credit ratings from statistical rating agencies. The Company reviews quarterly projected cash flow analyses for each security utilizing current assumptions regarding (i) unemployment, (ii) delinquency transition-to-default rates, and (iii) loss severities. Based on its current quarter review, the Company determined that there had not been an adverse change from the previous quarter in projected cash flows, except in the case of those securities previously discussed, which incurred OTTI charges. The Company believes that the unrealized losses on these securities are not necessarily predictive of the ultimate performance of the underlying collateral. In the absence of further deterioration in the collateral relative to its positions in these securities’ respective capital structures, which could be other-than-temporary, the Company believes the unrealized losses should reverse over the remaining lives of the securities. The Company has both the ability and intention to hold these securities to maturity.
     The Company also recognized OTTI charges of $0.9 million for the nine months ended March 31, 2009 related to three corporate bonds. OTTI charges of $0.7 million were recognized on two of these bonds that were considered to be impaired based on the extent and duration of the declines in their fair values and issuer-specific fundamentals relating to (i) poor operating results and weakened financial conditions, (ii) negative industry trends further impacted by the recent economic turmoil, and (iii) a series of downgrades to their credit

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
ratings. Based on the factors that existed at the time of impairment, the Company did not believe that these bonds would recover their unrealized losses in the near future. An OTTI charge of $0.2 million was recognized on a bond that was sold in April 2009 at a loss as the Company considered the bond’s issuer to be underperforming. At March 31, 2009, gross unrealized losses on corporate bonds were $2.4 million; however, of this amount, only 10 issues with a combined unrealized loss of $1.9 million had a loss severity greater than 10%. Of these 10 issues, only five issues with an unrealized loss of $1.2 million were in a loss position for a period greater than 12 months. Based on its review of the current and future conditions and trends for these businesses and their industries, the Company believes that these corporate bonds will recover their unrealized losses in the near future.
     The Company believes that the remaining securities having unrealized losses at March 31, 2009 were not other-than-temporarily impaired and that it has the ability and intent to hold these securities for a period of time sufficient to allow for recovery of their impairment.
3. Stock-Based Compensation
     During the nine months ended March 31, 2009, the Company issued 176,841 shares of restricted common stock (“Restricted Stock Awards”), to certain employees pursuant to the Company’s 2002 Long Term Incentive Plan, as amended, and a Restricted Stock Award Agreement. Pursuant to the Restricted Stock Award Agreements, 30,000 Restricted Stock Awards will vest 100% on July 1, 2009, 17,537 Restricted Stock Awards will vest equally in annual installments over four years, while 129,304 Restricted Stock Awards will vest equally in annual installments over five years. Expected compensation expense related to the issuance of these Restricted Stock Awards is $0.5 million, which will be amortized through March 2014.
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
5. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income (loss)	$2,394	$758	$3,232	$(9,081)

Weighted average common basic shares	47,673	47,640	47,662	47,624
Effect of dilutive securities	1,192	1,191	1,368	—

Weighted average common dilutive shares	48,865	48,831	49,030	47,624

Basic and diluted net income (loss) per share	$0.05	$0.02	$0.07	$(0.19)

     For the three months ended March 31, 2009, options to purchase 5.3 million shares of common stock, a dilutive effect of 0.7 million shares, and 0.6 million shares of unvested restricted stock were included in the computation of diluted net income per share. For the three months ended March 31, 2008, options to purchase 5.6 million shares of common stock, a dilutive effect of 0.8 million shares, and 0.4 million shares of unvested restricted stock were included in the computation of diluted net income per share.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     For the nine months ended March 31, 2009, options to purchase 5.3 million shares of common stock, a dilutive effect of 0.9 million shares, and 0.6 million shares of unvested restricted stock were included in the computation of diluted net income per share. For the nine months ended March 31, 2008, options to purchase 5.6 million shares of common stock, a dilutive effect of 1.6 million shares, and 0.4 million shares of unvested restricted stock were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.
6. Income Taxes
     Included in net deferred tax assets within the accompanying consolidated balance sheets as of March 31, 2009 and June 30, 2008 are valuation allowances of $31.8 million and $30.1 million, respectively. The Company continues to assess the realization of its deferred tax assets, including net operating loss (“NOL”) carryforwards, which comprise the majority of its gross deferred tax assets. As of June 30, 2008, the deferred tax asset related to the federal NOL carryforwards that expire in fiscal year 2009 were fully allowed for through the valuation allowance. The Company’s assessment of the realization of its remaining deferred tax assets at March 31, 2009 resulted in an increase from June 30, 2008 of $1.7 million to the valuation allowance related to the changes in unrealized losses and other-than-temporary impairment on investment securities.
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
     However, the Company’s evaluation includes multiple assumptions and estimates that may change over time. Current market conditions could create greater volatility in operating results. Management is closely monitoring trends in premiums written, premiums earned, policies in force, underwriting profits and their impact on forecasted operating results. As of March 31, 2009, the Company was in a cumulative book taxable income position over a twelve-quarter period. Forecasted operating results for fiscal 2009 project cumulative book taxable income over a twelve-quarter period ending June 30, 2009. For purposes of assessing the realization of its remaining deferred tax assets at March 31, 2009, a projected cumulative book taxable loss would be considered negative evidence. In addition, excluding the litigation settlement charges of $12.6 million, the Company generated book income in each of its past two fiscal years and projects book income for fiscal 2009. The Company also considered positive evidence such as its expectation that it will generate sufficient taxable income in the near term to realize its deferred tax assets primarily through its continued efforts to improve underwriting profitability. If the Company’s actual results deviate from its current projections, the Company may be required to record an additional valuation allowance that could have a materially adverse impact on its results of operations and financial position. Based on management’s review and weighing of both positive and negative evidence, no additional valuation allowance was recognized on the remaining deferred tax assets at March 31, 2009.
7. Goodwill and Identifiable Intangible Assets
     After considering recent trends in the Company’s results, including premiums written, premiums earned and policies in force, the estimated future discounted cash flows associated with its goodwill and identifiable intangible assets were compared with carrying amounts to determine if a write down to estimated fair value was necessary. Based on this evaluation, the Company concluded that goodwill and other identifiable intangible assets were fully realizable as of March 31, 2009. However, the Company’s evaluation includes multiple assumptions and estimates, including estimated discounted cash flows, that may change over time. If future discounted cash flows become less than those currently projected by the Company, an impairment charge may become necessary that could have a materially adverse impact on the Company’s results of operations and financial position.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8.	Litigation
     The Company is named as a defendant in various lawsuits, arising in the ordinary course of business, generally relating to its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves. The Company also faces lawsuits that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action and individual lawsuits that involve issues arising in the course of the Company’s business. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by FASB Statement No. 5, Accounting for Contingencies (“SFAS 5”). Pursuant to SFAS 5, reserves for a loss may only be recognized if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management evaluates each legal action in accordance with SFAS 5 and records reserves for losses as warranted by establishing a reserve within its consolidated balance sheet in loss and loss adjustment expense reserves for bad faith claims and in other liabilities for other lawsuits. Amounts incurred are recorded within the Company’s consolidated statement of operations in losses and loss adjustment expenses for bad faith claims and in insurance operating expenses for other lawsuits unless otherwise disclosed.
     The Company has established an accrual for a loss under SFAS 5 related to the settlement of litigation brought against the Company in Alabama and Georgia with respect to its sales practices, primarily the sale of motor club memberships currently or formerly sold in those states.
     The Company entered into a Stipulation and Agreement of Settlement, which was approved by the court in November 2008, with the plaintiffs in the Georgia litigation. On December 5, 2008, the Company entered into a Stipulation and Agreement of Settlement, which was approved by the court in February 2009, with the plaintiffs in the Alabama litigation. Pursuant to the terms of these settlements, eligible class members are entitled to certain premium credits towards a future automobile insurance policy with the Company or a reimbursement certificate for rental or towing expenses incurred. Benefits to the Georgia class members commenced January 1, 2009. Benefits to the Alabama class members commenced March 7, 2009. As a part of the settlements, the Company agreed to pay $6.5 million in fees and expenses for the attorneys for the Georgia and Alabama plaintiffs and to pay all costs associated with the administration of the settlement.
     At this time, the Company is unable to estimate the costs associated with the Georgia and Alabama litigation settlements related to utilization of reimbursement certificates. However, sufficient information related to the premium credits has existed since December 31, 2008 to allow the Company to reasonably estimate and accrue the total costs associated with the utilization of available premium credits associated with the Georgia litigation through June 2011 and the Alabama litigation through August 2011. The final costs of the settlements depend on, among other factors, the rate of redemption and forfeiture of the premium credits and reimbursement certificates.
     Regarding the Georgia and Alabama settlements, based upon its analysis of the premium credits available to class members and actual redemption and forfeiture experience to date, the Company has a remaining accrual of approximately $4.4 million as of March 31, 2009 associated with the estimated utilization of available premium credits for Georgia and Alabama class members who were insured by the Company on March 31, 2009 and received the premium credits. The Company is not able to reasonably estimate and, therefore, did not accrue any estimated costs for Georgia and Alabama class members that were not insured by the Company on March 31, 2009 that received the premium credits as a result of the uncertainties associated with those class members purchasing a new automobile insurance policy from the Company and utilizing the approximately $1.1 million of premium credits available to them.
     The litigation settlement costs are set forth separately in the consolidated statements of operations. During the nine months ended March 31, 2009, the Company paid the $6.5 million in fees and expenses to the attorneys for the Georgia and Alabama plaintiffs and $0.2 million in costs associated with the administration of the settlements, all of which were accrued at June 30, 2008. As previously noted, the Company has a remaining accrual as of March 31, 2009 for those currently estimable costs associated with the utilization of available premium credits of $4.4 million. No material change to previous estimates of the total costs of the utilization of premium credits was recorded in the current quarter. Management intends to adjust the initial estimated accrual as necessary during future

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
periods to account for the impact of actual rate of redemption and forfeiture of the premium credits and reimbursement certificates.
     The Company is currently in discussions with its insurance carriers regarding coverage for the costs and expenses incurred relating to the litigation settlements and is not able currently to estimate the amount, if any, that it may receive from its insurance carriers. As a result, the Company has not accrued any amount at March 31, 2009 for insurance recoveries that may offset the costs and expenses relating to the litigation settlements. Any such insurance recoveries will be recognized in the Company’s operating results during the periods in which the recoveries are determined to be probable.
     The litigation costs are classified within the litigation settlement line item in the Company’s consolidated statements of operations for the three and nine months ended March 31, 2009. The remaining litigation settlement accrual is classified within other liabilities on the Company’s consolidated balance sheet.
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
     The following table presents selected financial data by business segment (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues:
Insurance	$67,068	$83,953	$203,671	$253,341
Real estate and corporate	29	32	95	143

Consolidated total	$67,097	$83,985	$203,766	$253,484

Income before income taxes:
Insurance	$5,729	$3,241	$11,930	$10,692
Real estate and corporate	(1,738)	(1,954)	(5,574)	(6,409)

Consolidated total	$3,991	$1,287	$6,356	$4,283

	March 31,	June 30,
	2009	2008
Total assets:
Insurance	$434,475	$458,121
Real estate and corporate	13,187	15,109

Consolidated total	$447,662	$473,230

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
10. Recent Accounting Pronouncements
     Effective July 1, 2008, the Company adopted the provisions of FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. The adoption of SFAS 157 did not have a material impact on the results of operations or financial position of the Company. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of March 31, 2009, and the impact was not material.
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
     On April 9, 2009, the FASB issued three final FASB Staff Positions intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. These FSPs will be effective for periods ending after June 15, 2009 with early adoption permitted. The Company did not early adopt these FSPs for the three and nine months ended March 31, 2009 and is currently evaluating the potential impact of these FSPs on the Company’s results of operations and financial position.

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
General
     As of March 31, 2009, we leased and operated 419 retail locations (or “stores”), staffed by employee-agents. Our employee-agents primarily sell insurance products either underwritten or serviced by us. As of March 31, 2009, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business - General” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for additional information with respect to our business.
     The following table shows the change in the number of our retail locations for the periods presented. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Retail locations — beginning of period	424	440	431	462
Opened	—	—	1	2
Closed	(5)	(8)	(13)	(32)

Retail locations — end of period	419	432	419	432

     The following tables show the number of our retail locations by state.

	March 31,		December 31,		June 30,
	2009	2008	2008	2007	2008	2007
Alabama	25	25	25	25	25	25
Florida	39	40	39	40	40	41
Georgia	61	61	61	61	61	62
Illinois	80	80	81	80	80	81
Indiana	18	19	18	22	19	24
Mississippi	8	8	8	8	8	8
Missouri	12	15	12	16	14	15
Ohio	27	29	28	29	29	30
Pennsylvania	17	19	18	19	19	25
South Carolina	27	28	27	28	28	28
Tennessee	20	20	20	20	20	20
Texas	85	88	87	92	88	103

Total	419	432	424	440	431	462

FIRST ACCEPTANCE CORPORATION 10-Q
Consolidated Results of Operations
Overview
     Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of foreclosed real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses. Our insurance operations generate revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:
•	premiums earned, including policy and renewal fees, from sales of policies written and assumed by our insurance company subsidiaries;

•	commission and fee income, including installment billing fees on policies written, agency fees and commissions and fees for other ancillary products and services; and

•	investment income earned on the invested assets of the insurance company subsidiaries.
     The following table presents premiums earned by state (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Premiums earned:
Georgia	$12,273	$15,237	$38,045	$46,475
Illinois	6,736	8,016	20,923	24,116
Florida	6,382	10,762	20,194	33,943
Texas	6,459	8,781	19,593	25,524
Alabama	5,845	7,209	18,305	21,747
South Carolina	4,219	6,195	14,160	17,485
Tennessee	3,650	5,179	11,865	15,869
Ohio	3,182	3,846	9,815	11,660
Pennsylvania	2,883	2,606	8,455	7,267
Indiana	1,359	1,736	4,221	5,510
Missouri	939	1,435	3,023	4,287
Mississippi	918	1,207	2,907	3,613

Total premiums earned	$54,845	$72,209	$171,506	$217,496

     The following table presents the change in the total number of policies in force for the insurance operations for the periods presented. Policies in force increase as a result of new policies issued and decrease as a result of policies that are canceled or expire and are not renewed.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Policies in force — beginning of period	159,557	203,008	194,079	226,974
Net increase (decrease) during period	14,117	12,849	(20,405)	(11,117)

Policies in force — end of period	173,674	215,857	173,674	215,857

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
     The following table presents the loss, expense and combined ratios for our insurance operations for the periods presented.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Loss and loss adjustment expense	71.0%	76.6%	70.1%	76.9%
Expense	25.3%	21.0%	23.9%	21.2%

Combined	96.3%	97.6%	94.0%	98.1%

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
     The invested assets of the insurance company subsidiaries consist substantially of marketable, investment grade, U.S. government securities, municipal bonds, corporate bonds and collateralized mortgage obligations (“CMOs”). We also invest a portion of the portfolio in certain securities issued by political subdivisions which enable our insurance company subsidiaries to obtain premium tax credits. Investment income is comprised primarily of interest earned on these securities, net of related investment expenses. Realized gains and losses may occur from time to time as changes are made to our holdings to obtain premium tax credits or based upon changes in interest rates. Securities were also sold during the current quarter to generate taxable income in order to utilize expiring tax net operating loss carryforwards.
     Our consolidated investment portfolio was $140.6 million at March 31, 2009 and consisted of fixed maturity securities, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity on an after-tax basis. At March 31, 2009, we had gross unrealized gains of $3.9 million and gross unrealized losses of $7.9 million.
     At March 31, 2009, 99.8% of our investment portfolio was rated “investment grade” (a credit rating of AAA to BBB) by Standard & Poor’s Corporation, a nationally recognized rating agency. The average credit rating of our fixed maturity portfolio was AA+ at March 31, 2009. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
     Investments in CMOs were $42.9 million at March 31, 2009 and represented 31% of our fixed maturity portfolio. CMOs are subject to significant extension risk in periods of rising interest rates and economic decline as mortgages may be repaid slower than expected. As of March 31, 2009, 99.9% of our CMOs were considered investment grade by each of the nationally recognized rating agencies. In addition, 95% of the CMOs were rated AAA and 76% of our CMOs were backed by agencies of the United States government. Of the non-agency backed CMOs, 78% were rated AAA.

FIRST ACCEPTANCE CORPORATION 10-Q
     The following table summarizes our fixed maturity securities at March 31, 2009 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government and agencies	$11,746	$653	$(24)	$12,375
State	7,187	305	(16)	7,476
Political subdivisions	1,833	51	(42)	1,842
Revenue and assessment	29,575	814	(254)	30,135
Corporate bonds	47,475	788	(2,439)	45,824
Collateralized mortgage obligations:
Agency backed	31,212	1,248	—	32,460
Non-agency backed — residential	7,975	18	(2,736)	5,257
Non-agency backed — commercial	7,656	—	(2,435)	5,221

	$144,659	$3,877	$(7,946)	$140,590

     The following table sets forth the scheduled maturities of our fixed maturity securities at March 31, 2009 based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
	Gains	Losses	Losses	Securities
One year or less	$7,077	$1,431	$585	$9,093
After one through five years	39,625	11,413	858	51,896
After five through ten years	15,328	10,118	—	25,446
After ten years	3,829	7,388	—	11,217
No single maturity date	32,526	10,099	313	42,938

	$98,385	$40,449	$1,756	$140,590

Three and Nine Months Ended March 31, 2009 Compared with the Three and Nine Months Ended March 31, 2008
     Consolidated Results
     Revenues for the three months ended March 31, 2009 decreased 20% to $67.1 million from $84.0 million in the same period last year. Net income for the three months ended March 31, 2009 was $2.4 million, compared with $0.8 million for the three months ended March 31, 2008. Basic and diluted net income per share was $0.05 for the three months ended March 31, 2009 compared with basic and diluted net income per share of $0.02 for the three months ended March 31, 2008.
     Revenues for the nine months ended March 31, 2009 decreased 20% to $203.8 million from $253.5 million in the same period last year. Net income for the nine months ended March 31, 2009 was $3.2 million, compared with a net loss of $9.1 million for the nine months ended March 31, 2008. Basic and diluted net income per share was $0.07 for the nine months ended March 31, 2009 compared with basic and diluted net loss per share of $0.19 for the nine months ended March 31, 2008.
     Insurance Operations
     Revenues from insurance operations were $67.1 million for the three months ended March 31, 2009, compared with $84.0 million for the three months ended March 31, 2008. For the nine months ended March 31, 2009, revenues from insurance operations were $203.7 million, compared with $253.3 million for the nine months ended March 31, 2008.
     Income before income taxes from insurance operations for the three months ended March 31, 2009 was $5.7 million, compared with $3.2 million for the three months ended March 31, 2008. Income before income taxes

FIRST ACCEPTANCE CORPORATION 10-Q
from insurance operations for the nine months ended March 31, 2009 was $11.9 million, compared with $10.7 million for the nine months ended March 31, 2008.
     Premiums Earned
     Premiums earned decreased by $17.4 million, or 24%, to $54.8 million for the three months ended March 31, 2009 from $72.2 million for the three months ended March 31, 2008. For the nine months ended March 31, 2009, premiums earned decreased by $46.0 million, or 21%, to $171.5 million from $217.5 million for the nine months ended March 31, 2008. The decreases in premiums earned were primarily due to the weak economic conditions which have caused both a decline in the number of policies written as well as an increase in the percentage of our customers purchasing liability only coverage. Rate increases taken in a number of states to improve underwriting profitability and the closure of stores also contributed toward the decreases in premiums earned.
     Approximately 67% of the $17.4 million decline in premiums earned for the three months ended March 31, 2009 and approximately 68% of the $46.0 million decline in premiums earned for the nine months ended March 31, 2009 was in our Florida, Georgia, South Carolina and Texas markets. Our premiums earned in these states were adversely affected by the weak economic conditions, as well as a decline in used car sales, which have historically been a significant contributor to new policy growth in these markets.
     The total number of insured policies in force at March 31, 2009 decreased 20% over the same date in 2008 from 215,857 to 173,674, primarily due to the factors noted above. At March 31, 2009, we operated 419 stores, compared with 432 stores at March 31, 2008.
     Commission and Fee Income
     Commission and fee income decreased 13% to $8.1 million for the three months ended March 31, 2009 from $9.3 million for the three months ended March 31, 2008. The decrease in fee income was a result of the decrease in policies in force, partially offset by higher fee income in Florida.
     For the nine months ended March 31, 2009, commission and fee income decreased by $3.6 million, or 13%, to $24.0 million from $27.6 million for the nine months ended March 31, 2008. The decrease in fee income was the result of factors discussed above for the three months ended March 31, 2009.
     Investment Income
     Investment income decreased during the three and nine months ended March 31, 2009 primarily as a result of the decrease in the total amount of invested assets and the significant decline in yields on cash equivalents. At March 31, 2009 and 2008, the tax-equivalent book yields for our fixed maturities portfolio were 3.8% and 5.1%, respectively, with effective durations of 2.45 and 3.44 years, respectively.
     Net realized gains (losses) on fixed maturities, available-for-sale
     Net realized gains (losses) on fixed maturities, available-for-sale during the nine months ended March 31, 2009 included $2.5 million in net realized gains from the sales of $35.3 million of U.S. government and agency backed CMOs which were sold in March 2009 in order to utilize expiring tax net operating loss carryforwards. In addition, net realized gains (losses) on fixed maturities, available-for-sale included $2.0 million of charges related to other-than-temporary impairment (“OTTI”) on investments which was comprised of $1.1 million related to certain non-agency backed CMOs and $0.9 million related to three corporate bonds. Management’s assessment of whether an impairment is other-than-temporary includes an evaluation of factors such as the credit quality of the investment, the duration of the impairment, issuer-specific fundamentals, our ability and intent to hold the investment until recovery or maturity and overall economic conditions. If it is determined that the value of any investment is other-than-temporarily impaired, the impairment would be charged against earnings and a new cost basis for the security would be established. For the three months ended September 30, 2008, as a result of the deterioration in liquidity in the credit markets, yields on certain non-agency backed CMOs declined below projected book yields requiring an impairment to those CMOs totaling $0.5 million. Effective for interim and annual reporting periods ending after December 15, 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (the “FSP”), which eliminated the previous

FIRST ACCEPTANCE CORPORATION 10-Q
requirement that a holder’s best estimate of cash flows be based upon those that a market participant would use. Instead, the FSP requires that an other-than-temporary impairment be recognized as a realized loss through earnings when it is probable there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected, which is consistent with the impairment model in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Retroactive application to a prior interim or annual reporting period is not permitted. In accordance with this new requirement, for the three months ended March 31, 2009, based on an adverse change in our best estimate of cash flows on eligible securities, we recognized further impairment of $0.2 million during the three months ended March 31, 2009. In addition, during the three months ended March 31, 2009, we recognized an impairment of $0.4 million on a non-agency backed CMO not subject to the FSP based on our quarterly projected cash flow analysis which indicated that a principal loss was probable for this security.
     At March 31, 2009, our portfolio included non-agency backed CMOs with an adjusted cost of $15.6 million and a current fair value of $10.5 million. Such fair value was obtained from either an independent third-party valuation service provider or non-binding broker quotes. For the year ended June 30, 2008 and the nine months ended March 31, 2009, we recognized $1.4 million and $0.7 million, respectively, of OTTI in accordance with the guidance of EITF Issue No. 99-20, Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets and, effective with the quarter ended December 31, 2008, the FSP. The OTTI charges recognized to date on these securities resulted from an adverse change in expected cash flows. The timing of projected cash flows on these securities has changed as economic conditions have prevented the underlying borrowers from refinancing the mortgages underlying these securities, thereby reducing the amount of projected prepayments. Likewise, economic conditions have caused an increase in the actual and projected delinquencies in the underlying mortgages. In addition, as previously discussed, during the three months ended March 31, 2009, we also recognized $0.4 million of OTTI on a non-EITF 99-20 CMO.
     Our review of these non-agency backed CMOs included the analysis of available information such as collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position within their respective capital structures, and credit ratings from statistical rating agencies. We perform a quarterly projected cash flow analysis for each security utilizing current assumptions regarding (i) unemployment, (ii) delinquency transition-to-default rates, (iii) and loss severities. Based on our current quarter review, we determined that there had not been an adverse change from the previous quarter in projected cash flows, except in the case of the securities previously discussed, which incurred OTTI charges. We believe that the unrealized losses on these securities are not necessarily predictive of the ultimate performance of the underlying collateral. In the absence of further deterioration in the collateral relative to its positions in these securities’ respective capital structures, which could be other-than-temporary, we believe the unrealized losses should reverse over the remaining lives of the securities. We have both the ability and intention to hold these securities to maturity.
     We also recognized OTTI charges of $0.7 million related to two corporate bonds due to the extent and duration of the declines in their fair values and issuer-specific fundamentals. An OTTI charge of $0.2 million was recognized on a bond that was sold in April 2009 at a loss as we considered the bond’s issuer to be underperforming. We believe that the remaining securities having unrealized losses at March 31, 2009 were not other-than-temporarily impaired and that we have the ability and intent to hold these securities for a period of time sufficient to allow for recovery of their impairment.
     Losses and Loss Adjustment Expenses
     The loss and loss adjustment expense ratio was 71.0% for the three months ended March 31, 2009, compared with 76.6% for the three months ended March 31, 2008. The loss and loss adjustment expense ratio was 70.1% for the nine months ended March 31, 2009, compared with 76.9% for the nine months ended March 31, 2008. For the three and nine months ended March 31, 2009, we experienced favorable development of approximately $2.7 million and $6.9 million, respectively, for losses occurring prior to June 30, 2008. For the three and nine months ended March 31, 2008, we did not experience any significant development for losses occurring prior to June 30, 2008. In addition, we did not experience any significant weather-related losses during these periods.
     Excluding the development noted above, the loss and loss adjustment expense ratio for the three and nine months ended March 31, 2009 was 75.9% and 74.1%, respectively. These improvements over the same periods last year were primarily the result of a revision in our estimate of the loss and loss adjustment expense ratio for calendar 2008 which improved from 76.5% at June 30, 2008 to 73.5% at March 31, 2009. We attribute

FIRST ACCEPTANCE CORPORATION 10-Q
this improvement to the impact of the rate increases taken in early calendar 2008 in Florida, Illinois, Indiana, Texas and South Carolina and the continued improvement in our underwriting and claim handling practices, as well as favorable severity trends most notably in our property damage and physical damage coverages.
     Operating Expenses
     Insurance operating expenses decreased 10% to $22.0 million for the three months ended March 31, 2009 from $24.5 million for the three months ended March 31, 2008. For the nine months ended March 31, 2009, insurance operating expenses decreased 12% to $65.0 million from $73.7 million for the nine months ended March 31, 2008. These decreases were primarily a result of a reduction in costs (such as agent commissions and premium taxes) that varied along with the decrease in premiums earned as well as savings realized from the closure of stores.
     The expense ratio increased from 21.0% for the three months ended March 31, 2008 to 25.3% for the same period in the current fiscal year. The expense ratio increased from 21.2% for the nine months ended March 31, 2008 to 23.9% for the same period in the current fiscal year. These increases were primarily due to the declines in premiums earned discussed above.
     Overall, the combined ratio decreased to 96.3% for the three months ended March 31, 2009 from 97.6% for the three months ended March 31, 2008. For the nine months ended March 31, 2009, the combined ratio decreased to 94.0% from 98.1% for the nine months ended March 31, 2008.
     Litigation Settlement
     Litigation settlement costs for the three and nine months ended March 31, 2009 of $(0.1) million and $5.2 million, respectively, relate to the costs incurred in connection with our settlement and defense of the litigation in Alabama and Georgia. We entered into settlement agreements relating to the Georgia litigation and the Alabama litigation. Pursuant to the litigation settlements, we have (i) provided the plaintiffs with either a premium credit towards a future automobile insurance policy or a reimbursement certificate for towing and rental expenses incurred, (ii) strengthened our disclosures to customers of all relevant fees, charges and coverages, (iii) paid an aggregate of $6.5 million in fees and expenses for the attorneys for the plaintiffs and (iv) agreed to pay the costs associated with the administration of the settlements.
     At this time, we are unable to estimate the costs associated with the Georgia and Alabama litigation settlements related to utilization of reimbursement certificates. However, sufficient information related to the premium credits has existed since December 31, 2008 to allow us to reasonably estimate and accrue the total costs associated with the utilization of available premium credits associated with the Georgia litigation through June 2011 and the Alabama litigation through August 2011. The final costs of the settlements depend on, among other factors, the rate of redemption and forfeiture of the premium credits and reimbursement certificates.
     Regarding the Georgia and Alabama settlements, based upon our analysis of the premium credits available to class members and actual redemption and forfeiture experience to date, we have a remaining accrual of approximately $4.4 million as of March 31, 2009 associated with the estimated utilization of available premium credits for Georgia and Alabama class members who were insured by the Company on March 31, 2009 and received the premium credits. We are not able to reasonably estimate and, therefore, did not accrue any estimated costs for Georgia and Alabama class members that were not insured by the Company on March 31, 2009 that received the premium credits as a result of the uncertainties associated with those class members purchasing a new automobile insurance policy from the Company and utilizing the approximately $1.1 million of premium credits available to them.
     The litigation settlement costs are set forth separately in the consolidated statements of operations. During the nine months ended March 31, 2009, we paid the $6.5 million in fees and expenses to the attorneys for the Georgia and Alabama plaintiffs and $0.2 million in costs associated with the administration of the settlements, all of which were accrued at June 30, 2008. As previously noted, we have a remaining accrual as of March 31, 2009 for those currently estimable costs associated with the utilization of available premium credits of $4.4 million. No material change to previous estimates of the total costs of the utilization of premium credits was recorded in the current quarter. Management intends to adjust the initial estimated accrual as necessary during future periods to

FIRST ACCEPTANCE CORPORATION 10-Q
account for the impact of actual rate of redemption and forfeiture of the premium credits and reimbursement certificates.
     We are currently in discussions with our insurance carriers regarding coverage for the costs and expenses incurred relating to the litigation settlements and are not able currently to estimate the amount, if any, that we may receive from our insurance carriers. As a result, we have not accrued any amount at March 31, 2009 for insurance recoveries that may offset the costs and expenses relating to the litigation settlements. Any such insurance recoveries will be recognized in our operating results during the periods in which the recoveries are determined to be probable.
     Real Estate and Corporate
     Loss before income taxes for the three months ended March 31, 2009 was $1.7 million, compared with a loss of $2.0 million for the three months ended March 31, 2008. Loss before income taxes for the nine months ended March 31, 2009 was $5.6 million, compared with a loss of $6.4 million for the nine months ended March 31, 2008.
     During the nine months ended March 31, 2009, we incurred $0.1 million of interest expense in connection with credit facility borrowings compared with $0.1 million and $0.7 million, respectively, for the three and nine months ended March 31, 2008. Such borrowings were repaid in full on October 31, 2008. In addition, we incurred $1.0 million and $2.9 million, respectively, of interest expense during both the three and nine months ended March 31, 2009 and March 31, 2008 related to the debentures issued in June 2007.
Liquidity and Capital Resources
     Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries that sell ancillary products to our insureds. Our primary uses of funds are the payment of claims and operating expenses. Net cash used in operating activities for the nine months ended March 31, 2009 was $4.2 million, compared with net cash provided by operating activities of $13.9 million in the same period in the prior fiscal year. This decrease was primarily the result of a decrease in cash collected from premiums written and payments made as a part of our litigation settlements. Net cash provided by investing activities for the nine months ended March 31, 2009 was $44.1 million, compared with net cash provided by investing activities of $10.2 million for the same period in the prior fiscal year. During March 2009, we sold $35.3 million of U.S. government and agency backed CMOs in order to utilize expiring tax net operating loss carryforwards. The nine months ended March 31, 2009 includes a net reduction in our investment portfolio of $45.8 million, while the same period in the prior fiscal year includes net additions to our investment portfolio of $8.3 million and the settlement of a $20.0 million receivable for securities in July 2007. The net proceeds from the reduction in our investment portfolio during the nine months ended March 31, 2009 are being held in short-term cash equivalents at March 31, 2009. Financing activities for the nine months ended March 31, 2009 and 2008 included principal prepayments made on our former term loan and revolving credit facility.
     Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary sources of unrestricted cash to meet its obligations are dividends from our insurance company subsidiaries and from the sale of ancillary products to our insureds. The holding company will also receive cash from operating activities as a result of investment income. In addition, as a result of our tax net operating loss carryforwards, taxable income generated by the insurance company subsidiaries through June 30, 2009 will provide cash to the holding company through an intercompany tax allocation arrangement. At March 31, 2009, we had $0.8 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources as noted above will be used to pay the future requirements outside of the insurance company subsidiaries.
     After the October 2008 termination of our credit facility, the debt service requirements of the holding company were limited to the debentures payable. Such debentures are interest-only and mature in full in July 2037. Interest is fixed annually through July 2012 at $3.8 million. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which time the rate becomes variable (LIBOR plus 375 basis points). The Company has held recent discussions with financial institutions regarding a new revolving credit facility. No assurances can be made that the Company will enter into a new credit facility. We believe that the lack of a credit facility does not impair our ability to meet our current expected liquidity needs.

FIRST ACCEPTANCE CORPORATION 10-Q
     The remaining amounts due under our Georgia litigation settlement, which includes $3.9 million in estimated costs related to the utilization of available premium credits and any amounts to be paid with regards to reimbursement certificates, are the obligation of one of our insurance company subsidiaries. The remaining amounts due under our Alabama litigation settlement, which includes $0.5 million in estimated costs related to the utilization of available premium credits, and any amounts to be paid with regards to reimbursement certificates, are the obligation of the holding company as the insurance company subsidiaries are not a party to the settlement.
     State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. Based on our statutory capital and surplus, our ordinary dividend capacity for the next twelve months will be approximately $11.0 million. During October 2008, the insurance company subsidiaries paid ordinary dividends to the holding company of $2.5 million, the proceeds of which were used to repay our former debt facility. During March 2009, the insurance company subsidiaries paid ordinary dividends to the holding company of $1.5 million, the proceeds of which were used to help pay the costs of our Alabama litigation settlement.
     The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. In addition, there are statutory guidelines that suggest that on an annual calendar year basis, the insurance company subsidiaries should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. We believe that our insurance company subsidiaries have sufficient financial resources available to support their net premium writings in both the short-term and the reasonably foreseeable future.
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
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies and estimates during the nine months ended March 31, 2009 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
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

FIRST ACCEPTANCE CORPORATION 10-Q
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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$145,983	$143,269	$140,590	$137,977	$135,423	$130,528

FIRST ACCEPTANCE CORPORATION 10-Q
     The following table provides information about our fixed maturity investments at March 31, 2009 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of discounts at the time of purchase and other-than-temporary impairment) by expected maturity date for each of the five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

			Securities
	Securities	Securities	with No
	with	with	Unrealized
	Unrealized	Unrealized	Gains or
Year Ended June 30,	Gains	Losses	Losses	Amount
2009	$2,790	$80	$604	$3,474
2010	6,875	3,313	86	10,274
2011	11,318	2,195	67	13,580
2012	15,374	9,530	33	24,937
2013	14,539	4,435	—	18,974
Thereafter	44,436	29,905	2,428	76,769

Total	$95,332	$49,458	$3,218	$148,008

Fair value	$98,385	$40,449	$1,756	$140,590

     On June 15, 2007, our newly formed wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points).
Credit Risk
     Credit risk is managed by diversifying the portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The largest investment in any one fixed maturity security, excluding U.S. government and agency securities, is $1.9 million, or 1.3% of the fixed maturity portfolio. The top five investments make up 6.4% of the fixed maturity portfolio. The average credit quality rating for our fixed maturity portfolio was AA+ at March 31, 2009. There are no fixed maturities in the portfolio that have not produced investment income during the previous twelve months.
     The following table shows our fixed maturity portfolio by Standard & Poor’s Corporation rating as of March 31, 2009 (in thousands).

		% of		% of
	Amortized	Amortized	Fair	Fair
Comparable Rating	Cost	Cost	Value	Value
AAA	$61,545	42.5%	$60,325	42.9%
AA+, AA, AA-	33,940	23.5%	32,990	23.5%
A+, A, A-	38,498	26.6%	37,564	26.7%
BBB+, BBB, BBB-	10,336	7.2%	9,426	6.7%

Total investment grade	144,319	99.8%	140,305	99.8%

BB+, BB, BB-	340	0.2%	285	0.2%

Total non-investment grade	340	0.2%	285	0.2%

Total	$144,659	100.0%	$140,590	100.0%

FIRST ACCEPTANCE CORPORATION 10-Q
     The mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these increasing delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant declines in fair value. We have only modest exposure to sub-prime investments and no exposure to Alt-A investments. At March 31, 2009, our fixed maturity portfolio included three CMOs having sub-prime exposure with a fair value of $0.7 million, two of which were rated investment grade. All of these securities are paying their principal and periodic interest timely and the underlying assets of these securities continue to perform in accordance with their contractual terms.
     In early 2008, several municipal bond insurers had their credit ratings downgraded or placed under review by the major nationally recognized credit rating agencies. Fitch, one of the nationally recognized credit rating agencies, downgraded AMBAC to a rating of AA from AAA. Our investment portfolio consists of $39.5 million of municipal bonds, of which $27.2 million are insured. Of the insured bonds, 64.5% are insured with MBIA, 19.4% with AMBAC and 16.1% with XL Capital. These securities are paying their principal and periodic interest timely.
     The following table presents the underlying ratings as of March 31, 2009, represented by the lower of either Standard and Poor’s, Fitch’s, or Moody’s ratings, of the municipal bond portfolio (in thousands).

	Insured		Uninsured		Total
		% of		% of		% of
	Fair	Fair	Fair	Fair	Fair	Fair
	Value	Value	Value	Value	Value	Value
AAA	$—	0%	$4,801	39%	$4,801	12%
AA+, AA, AA-	13,540	50%	6,358	52%	19,898	50%
A+, A, A-	11,636	43%	1,053	9%	12,689	32%
BBB+, BBB, BBB-	1,465	5%	—	0%	1,465	4%
NR (not rated)	600	2%	—	0%	600	2%

Total	$27,241	100%	$12,212	100%	$39,453	100%

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2009. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
     During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

FIRST ACCEPTANCE CORPORATION 10-Q
PART II – OTHER INFORMATION
Item 6. Exhibits
The following exhibits are attached to this report:
10.1	Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, between First Acceptance Corporation and Daniel L. Walker
10.2	Amended and Restated Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, between First Acceptance Corporation and Keith E. Bornemann
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FIRST ACCEPTANCE CORPORATION 10-Q
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION
May 11, 2009	By:	/s/ Kevin P. Cohn
Kevin P. Cohn
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)