Form 10-K
period 2009-06-30
FIRST ACCEPTANCE CORP /DE/
filed 2009-09-14
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2009
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
     The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on December 31, 2008, was $48,616,888. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are affiliates of the registrant.
     As of September 10, 2009, there were 48,311,873 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     All of the information called for by Part III of this report is incorporated by reference to the Definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be held on November 17, 2009.

FIRST ACCEPTANCE CORPORATION 10-K

i

FIRST ACCEPTANCE CORPORATION 10-K
PART I
Item 1. Business
General
     First Acceptance Corporation (the “Company,” “we” or “us”) is a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. We currently write non-standard personal automobile insurance in 12 states and are licensed as an insurer in 13 additional states. Non-standard personal automobile insurance is made available to individuals who are categorized as “non-standard” because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type, and in most instances who are required by law to buy a minimum amount of automobile insurance. As of September 1, 2009, we leased and operated 418 retail locations, staffed with employee-agents. Our employee-agents exclusively sell non-standard automobile insurance products underwritten by us.
Our Business Strategy
     As a provider of non-standard personal automobile insurance, we have adhered to a focused business model and disciplined execution of our operating strategy. Our business model includes the following core strategies:
•	Integrated Operations. To meet the preference of our customers for convenient, personal service, we have integrated the retail distribution, underwriting and service functions of personal automobile insurance into one system. By doing so, we are able to provide prompt and personal service to meet effectively the insurance needs of our customers, while capturing revenue that would otherwise be shared with several participants under a traditional, non-integrated insurance business model. Our integrated model is supported by both point of sale agency and back office systems.

•	Extensive Office Network. We emphasize the use of employee-agents as the cornerstone of our customer relationship. We believe our customers value face-to-face contact, speed of service and convenient locations. Consequently, we train our employee-agents to cultivate client relationships and utilize real-time service and information enabled by our information systems. As of September 1, 2009, we leased and operated 418 retail locations staffed with our employee-agents and located strategically in geographic markets to reach and service our customers.

•	Favorable Customer Payment Plans. Our customers can initiate insurance coverage with a modest down payment. Any remaining premium is paid in monthly installments over the term of the policy. We believe this modest initial payment and favorable payment plan is a major factor in meeting the market demand for low monthly insurance payments.

•	Effective Sales and Marketing. We build brand recognition and generate valuable sales leads through the use of local print advertising (including the Yellow Pages®), television and radio advertising, direct mailings and a broad network of retail locations.

•	Efficient Systems. We have developed systems that enable timely and efficient communication and data sharing among the various segments of our integrated operations. All of our retail locations transmit information directly to our central data center where policy information, customer profiles, risk assessment and underwriting criteria are maintained in our database.
Our Business Model
     We believe our operations benefit from our ability to identify and satisfy the needs of our target customers and eliminate many of the inefficiencies associated with a traditional automobile insurance model. We have developed our business model by drawing on significant experience in the automobile insurance industry. We are a vertically integrated business that acts as the agency, servicer and underwriter of non-standard personal automobile insurance. We own three insurance company subsidiaries: First Acceptance Insurance Company, Inc. (“FAIC”),

FIRST ACCEPTANCE CORPORATION 10-K
First Acceptance Insurance Company of Georgia, Inc. (“FAIC-GA”) and First Acceptance Insurance Company of Tennessee, Inc. (“FAIC-TN”). Our retail locations are staffed with employee-agents who exclusively sell automobile insurance policies underwritten by us. Our vertical integration, combined with our conveniently located retail locations, enables us to control the point of sale and to retain significant revenue that would otherwise be lost in a traditional, non-integrated insurance business model. We generate additional revenue by fully servicing our book of business, which often allows us to collect policy, billing and other fees.
     Our strategy is to offer customers automobile insurance with low down payments, competitive equal monthly payments, convenient locations and a high level of personal service. This strategy makes it easier for our customers to obtain automobile insurance, which is legally mandated in the states in which we currently operate. We accept customers for our insurance who have previously terminated coverage provided by us without imposing any additional requirements on such customers. Currently, our policy renewal rate (the percentage of policies that are renewed after completion of the full uninterrupted policy term) is approximately 37%, which, due to the payment patterns of our customers, is lower than the average renewal rate of standard personal automobile insurance providers. We are able to accept a low down payment because we process all business through our centralized information systems. Our business model and systems allow us to issue policies efficiently and, when necessary, cancel them to minimize the potential for credit loss while adhering to regulatory cancellation notice requirements.
     In addition to a low down payment and competitive monthly rates, we offer customers valuable face-to-face contact and speed of service as many of our customers prefer not to purchase a new automobile insurance policy via the internet or over the telephone. Substantially all of our customers make their payments at our retail locations. For these consumers, our employee-agents are not only the face of the Company, but also the preferred interface for buying insurance.
     Our ability to process business quickly and accurately gives us an advantage over more traditional insurance companies that produce business using independent agents. Our policies are issued at the point of sale, and applications are processed in two business days, as opposed to the two or more weeks that is often typical in the automobile insurance industry. The traditional non-standard personal automobile insurance model typically involves interaction and paperwork exchange between the insurance company, independent agent and premium finance provider. This complicated interaction presents numerous opportunities for miscommunication, delays or lost information. Accordingly, we believe that some of our competitors who rely on the traditional independent agency model cannot match our efficiency in serving our customer base.
     We believe that another distinct advantage of our model over the traditional independent agency approach is that our employee-agents offer a single non-standard insurance product compared with many products from multiple insurance companies. The typical independent agent selling non-standard personal automobile insurance generally has multiple non-standard insurance companies and premium finance sources from which to quote based on agent commission, price and other factors. This means that insurance companies using the independent agent model must compete to provide the most attractive agent commissions and absolute lowest prices to encourage the independent agent to sell their product. Our employee-agents sell our non-standard automobile insurance products exclusively. Therefore, we do not have to compete for the attention of those distributing our product on the basis of agent commissions, price or other factors.
Personal Automobile Insurance Market
     Personal automobile insurance is the largest line of property and casualty insurance in the United States with, according to A.M. Best, an estimated market size of $164 billion in premiums earned for the year ended December 31, 2008. Personal automobile insurance provides drivers with coverage for liability to others for bodily injury and property damage and for physical damage to the driver’s vehicle from collision and other perils.
     The market for personal automobile insurance is generally divided into three product segments: non-standard, standard and preferred insurance. We believe that the premiums earned in the non-standard automobile insurance market segment in the United States represent between 15% and 25% of the total personal automobile insurance market. Non-standard personal automobile insurance is designed to be attractive to drivers who prefer to purchase only the minimum amount of coverage required by law or to minimize the required payment during each payment period.

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
     At June 30, 2009, the average six-month premium on our policies in force was $634. We allow most customers to pay for their insurance with an initial down payment and five equal monthly installments, which includes a billing fee. We believe that our target customers prefer lower down payments and level monthly payments over the payment options traditionally offered by other non-standard providers. Because our centralized information systems enable us to control all aspects of servicing our insurance policies, we can generally cancel the policy of a customer who fails to make a payment without incurring a credit loss, while remaining within applicable regulatory cancellation guidelines.
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
     In addition to non-standard personal automobile insurance, we also offer our customers optional products that provide ancillary reimbursements and benefits in the event of an automobile accident. Those products generally provide reimbursements for medical expenses and hospital stays as a result of injuries sustained in an automobile accident, automobile towing and rental, bail bond premiums and ambulance services.
Our Strategy
     During the 2008 and 2009 fiscal years, our business and the non-standard personal automobile insurance industry were negatively impacted by the difficult economic conditions that adversely impacted our customers. We believe that many of our customers made the financial decision to either (i) reduce their insurance coverage to include only the mandatory coverage required by law or (ii) not purchase any insurance coverage despite the legal requirement to do so. As a result, we did not enter into any new markets during fiscal year 2008 or 2009 and focused our strategy on maintaining business in our existing markets. We sought to maintain or increase the number of customers in our existing markets through advertising campaigns and retention marketing efforts. In the future, we may explore growth opportunities by expanding into new geographic markets through opening new retail locations, pursuing selective acquisitions, including acquisitions of local agencies who write non-standard automobile insurance for other insurance companies, and introducing additional insurance products. We anticipate that the current difficult economic conditions will continue to impact our customers and our business during fiscal year 2010.
Competition
     The non-standard personal automobile insurance business is highly competitive. We believe that our primary competition comes not only from national companies or their subsidiaries, but also from non-standard insurers and independent agents that operate in specific regions or states. We compete against other vertically integrated insurance companies and independent agencies that market insurance on behalf of a number of insurers. We compete with these other insurers on factors such as initial down payment, availability of monthly payment plans, price, customer service and claims service. We believe that our significant competitors are the Berkshire Hathaway insurance group (which includes GEICO), the Bristol West insurance group, the Direct General insurance group, the Infinity insurance group, the Affirmative insurance group, the Progressive insurance group, the Safe Auto insurance group, the Permanent General insurance group, and the AIG insurance group.

FIRST ACCEPTANCE CORPORATION 10-K
Marketing and Distribution
     Our marketing strategy is based on promoting brand recognition of our product and encouraging prospective customers to visit one of our retail locations. Our primary advertising strategy combines local print media advertising, such as the Yellow Pages®, with low-cost television and radio advertising. We market our business under the name “Acceptance Insurance” in all areas except in the Chicago-area, where we use the names “Yale Insurance” and “Insurance Plus.”
     We primarily distribute our products through our retail locations. We believe the local office concept is attractive to most of our customers, as they desire the face-to-face assistance they cannot receive via the internet or over the telephone. Our advertisements promote local phone numbers that are answered at either the local retail office or one of our regional customer service centers, which are located in Nashville, Tennessee and Chicago, Illinois. We provide quotes over the telephone highlighting our low down payment and monthly payments, and direct prospective customers to the nearest local retail office to complete an application. The entire sales process can be completed at the local retail office where the down payment is collected and a policy issued. Future payments can be made either at the local office, by telephone, or mailed to our Nashville customer service center.
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
     We set premium rates based on the specific type of vehicle and the driver’s age, gender, marital status, driving experience and location. We review loss trends in each of the states in which we operate to identify changes in the frequency and severity of accidents and to assess the adequacy of our rates and underwriting standards. We adjust rates periodically, as necessary, and as permitted by applicable regulatory authorities, to maintain or improve underwriting results in each market.
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
     As of June 30, 2009, our claims operation included adjusters, appraisers, re-inspectors, special investigators and claims administrative personnel. We conduct our claims operations out of our Nashville office and through regional claims offices in Tampa, Florida and Chicago, Illinois. Our employees handle all claims from the initial report of the claim until the final settlement. We believe that directly employing claims personnel, rather than using independent contractors, results in improved customer service, lower loss payments and lower loss adjustment expenses. In territories where we do not believe a staff appraiser would be cost-effective, we utilize the services of independent appraisers to inspect physical damage to automobiles. The work of independent appraisers is supervised by regional staff appraisal managers.
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

FIRST ACCEPTANCE CORPORATION 10-K
Loss and Loss Adjustment Expense Reserves
     Automobile accidents generally result in insurance companies making payments (referred to as “losses”) to individuals or companies to compensate for physical damage to an automobile or other property and/or an injury to a person. Months and sometimes years may elapse between the occurrence of an accident, report of the accident to the insurer and payment of the claim. Insurers record a liability for estimates of losses that will be paid for accidents reported to them, which are referred to as case reserves. As accidents are not always reported promptly, insurers estimate incurred but not reported, or “IBNR,” reserves to cover expected losses for accidents that have occurred, but have not been reported to the insurer. Insurers also incur expenses in connection with the handling and settling of claims that are referred to as “loss adjustment expenses” and record a liability for the estimated costs to settle their expected unpaid losses.
     We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies underwritten by our insurance company subsidiaries. Each of our insurance company subsidiaries establishes a reserve for all unpaid losses, both case reserves and IBNR reserves, and estimates for the cost to settle the claims. We estimate our IBNR reserves by estimating our ultimate liability for loss and loss adjustment expense reserves first, and then reducing that amount by the amount of the cumulative paid claims and by the amount of our case reserves. We rely primarily on historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience. We also consider other factors, such as inflation, claims settlement patterns, legislative activity and litigation trends. We review our loss and loss adjustment expense reserve estimates on a quarterly basis and adjust those reserves each quarter to reflect any favorable or unfavorable development as historical loss experience develops or new information becomes known.
     We experienced rapid and significant growth in prior years, primarily as a result of expansion into new markets. Estimating our reserves for new markets was more difficult relative to estimating our reserves in our larger, more mature markets. In new markets, we initially established our reserves using our loss experience from other states that we perceived as being similar. As our historical loss experience in new markets developed, we revised our estimates accordingly. As a result, we experienced volatility in our incurred loss and loss adjustment expense for certain of these markets, the effect of which impacted our results of operations and financial condition in prior years.
     We periodically review our methods of establishing case and IBNR reserves and update them if necessary. Our actuarial staff, which includes a fully-credentialed actuary, reviews our reserves and loss trends on a quarterly basis. We believe that the liabilities that we have recorded for unpaid losses and loss adjustment expenses at June 30, 2009 are adequate to cover the final net cost of losses and loss adjustment expenses incurred through that date.
     The following table sets forth the year-end reserves since we began operations as an insurance company following the 2004 acquisition of USAuto Holdings, Inc. (“USAuto”) and the subsequent development of these reserves through June 30, 2009. The purpose of the table is to show a “cumulative deficiency or redundancy” for each year which represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. The top line of the table presents the net reserves at the balance sheet date for each of the years indicated. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including the IBNR reserve as of the end of each successive year. The next portion of the table presents the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments since the end of the respective year. As more information becomes known about the payments and the frequency and severity of claims for individual years, the estimate changes accordingly. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves. Adverse loss development, which would be shown as a cumulative deficiency in the table, exists when the original reserve estimate is less than the re-estimated reserves. Information with respect to the cumulative development of gross reserves, without adjustment for the effect of reinsurance, also appears at the bottom portion of the table.

FIRST ACCEPTANCE CORPORATION 10-K
     In evaluating the information in the table below, you should note that each amount entered incorporates the cumulative effect of all changes in amounts entered for prior periods. Conditions and trends that have affected the development of liability in the past may not necessarily recur in the future.

At June 30 (in thousands)	2004	2005	2006	2007	2008	2009

Net liability for loss and loss adjustment expense reserves, originally estimated	$18,137	$39,289	$61,521	$91,137	$101,148	$83,895
Cumulative amounts paid as of:
One year later	13,103	28,024	51,420	68,196	62,964
Two years later	16,579	34,754	61,627	84,095
Three years later	17,795	37,025	64,986
Four years later	18,472	37,802
Five years later	18,743
Liability re-estimated as of:
One year later	17,781	37,741	65,386	89,738	89,766
Two years later	17,244	38,226	68,491	92,860
Three years later	16,973	37,484	67,100
Four years later	17,978	38,289
Five years later	18,900
Net cumulative redundancy (deficiency)	(763)	1,000	(5,579)	(1,723)	11,382

Gross liability — end of year	$30,434	$42,897	$62,822	$91,446	$101,407	$83,973
Reinsurance receivables	12,297	3,608	1,301	309	259	78

Net liability — end of year	$18,137	$39,289	$61,521	$91,137	$101,148	$83,895

Gross re-estimated liability — latest	$31,170	$41,600	$68,186	$93,182	$89,894
Re-estimated reinsurance receivables — latest	12,270	3,311	1,086	322	128

Net re-estimated — latest	$18,900	$38,289	$67,100	$92,860	$89,766

Gross cumulative redundancy (deficiency)	$(736)	$1,297	$(5,364)	$(1,736)	$11,513

     At June 30, 2009, we had $84.0 million of loss and loss adjustment expense reserves, which included $50.6 million in IBNR reserves and $33.4 million in case reserves. Through September 1, 2004, we maintained quota-share reinsurance, the run-off of which resulted in a reinsurance receivable of $0.1 million that is offset against the gross reserves of $84.0 million at June 30, 2009 in the above table. For a reconciliation of net loss and loss adjustment expense reserves from the beginning to the end of the year for the last three fiscal years, see Note 9 to our consolidated financial statements.
     As reflected in the table above, on reserves as of June 30, 2008, we have experienced a favorable net reserve development of $11.4 million, which decreased our loss and loss adjustment expense reserves for prior accident years and increased our income before income taxes for the 2009 fiscal year. We believe that the favorable development for the year ended June 30, 2009 was due to lower than anticipated severity and frequency of accidents in the states in which we operate. In particular, we experienced better than anticipated results in our property damage coverage in Florida and Texas, bodily injury coverage in Alabama, physical damage coverage in Illinois and in all coverages in Georgia. We also believe that our improved claim handling practices and a higher than anticipated percentage of renewal policies to total policies had a favorable impact on the development of our loss and loss adjustment expense reserves as of June 30, 2008. We believe that customers who renew their policies generally tend to be a better class of drivers and thus contribute to an overall better loss and loss adjustment expense ratio.
     Loss and loss adjustment expense reserve estimates were reviewed on a quarterly basis and adjusted each quarter to reflect any favorable or adverse development. Development assumptions were based upon historical accident quarters. We analyzed our reserves for each type of coverage, by state and for loss and loss adjustment expense separately to determine our loss and loss adjustment expense reserves. To determine the best estimate, we reviewed the results of five estimation methods, including the incurred development method, the paid development method, the incurred Bornhuetter-Ferguson method, the paid Bornhuetter-Ferguson method, and the counts/averages method for each set of data. In each quarterly review, we develop a point estimate for a subset of our business. We did not prepare separate point estimates for our entire business using each of the estimation methods. In determining our loss and loss adjustment expense reserves, we selected different estimation methods as appropriate for the

FIRST ACCEPTANCE CORPORATION 10-K
various subsets of our business. The methods selected varied by coverage and by state, and considerations included the number and value of the case reserves for open claims, incurred and paid loss relativities, and suspected strengths and weaknesses for each of the procedures. Other factors considered in establishing reserves include assumptions regarding loss frequency and loss severity. We believe assumptions regarding loss frequency are reliable because injured parties generally report their claims in a reasonably short period of time after an accident. Loss severity is more difficult to estimate because severity is affected by changes in underlying costs, including medical costs, settlements or judgments, and regulatory changes.
     Based upon the foregoing, we calculated a single point estimate of our net loss and loss adjustment expense reserves as of June 30, 2009. We believe that estimate is our best estimate of our loss and loss adjustment expense reserves at June 30, 2009. The loss and loss adjustment expense reserves in our consolidated financial statements for the fiscal year ended June 30, 2009 are equal to the estimate determined by our actuarial staff.
     We believe that our estimate regarding changes in loss severity is the most significant factor that can potentially impact our IBNR reserve estimate. We believe that there is a reasonable possibility of increases or decreases in our estimated claim severities, with the largest potential changes occurring in the most recent accident years. An increase in loss severity of unpaid losses, ranging from 0.5% to 3% dependant upon the accident year, would result in adverse development of net loss and loss adjustment expense reserve levels at June 30, 2009 and a decrease in income before income taxes of approximately $8.1 million. Conversely, a comparable decrease in loss severity would result in favorable development of net loss and loss adjustment expense reserve levels at June 30, 2009 and an increase in income before income taxes of approximately $8.1 million.
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
     Historically, our insurance companies ceded a portion of their non-standard personal automobile insurance premiums and losses to unaffiliated reinsurers in accordance with these contracts. Through August 2004, we had in place a quota-share treaty whereby we ceded approximately 50% of the premiums written by our insurance company subsidiaries. Effective September 2004, as a result of available liquidity to increase the statutory capital and surplus of our insurance company subsidiaries, we non-renewed our quota-share reinsurance treaty. Reinsurance receivables under these contracts are no longer a significant component of our business.
     Although FAIC is licensed in Texas, some of our business there is currently written by a managing general agency subsidiary through a program with a county mutual insurance company and is assumed by us through 100% quota-share reinsurance.
Technology
     The effectiveness of our business model depends in part on the effectiveness of our internally-developed information technology systems. Our information systems enable timely and efficient communication and data-sharing among the various segments of our integrated operations, including our retail locations, insurance underwriters and claims processors. We believe that this sharing capability provides us with a competitive advantage over many of our competitors, who must communicate with unaffiliated premium finance companies and with a large number of independent agents, many of whom use different recordkeeping and information systems that may not be fully compatible with the insurance company’s systems.

FIRST ACCEPTANCE CORPORATION 10-K
     Sales Office Automation. We have emphasized standardization and integration of our systems among our subsidiaries to facilitate the automated capture of information at the earliest point in the sales cycle. All of our retail locations transmit information directly to our central office where policy information is added to our systems. Our retail locations also have immediate access to current information on policies through a common network interface or through a distributed database downloaded from our central office. Our systems enable our retail locations to process new business, renewals and endorsements and issue policies, declaration pages and identification cards.
     Payment Processing. Most of our customers visit our retail locations at least once a month to make a payment on their policies. System-generated receipts are required for all payments collected in our retail locations. Our retail locations generate balancing reports at the end of each day and bank deposits are made electronically through the use of check-imaging technology. Typically, payments are automatically applied to the applicable policies during the night following their collection in our retail locations. This results in fewer notices of intent to cancel being generated and fewer policies being canceled that would be reinstated if a customer’s late payment is processed after cancellation. We believe that our payment processing methods reduce mailing costs and limit unwarranted policy cancellations.
Ratings
     In January 2009, A.M. Best, which rates insurance companies based on factors of concern to policyholders, reaffirmed the ratings of our insurance company subsidiaries at “B (Fair).” The “B (Fair)” rating is the seventh highest rating amongst a scale of 15 ratings, which currently range from “A++ (Superior)” to “F (In Liquidation).” Publications of A.M. Best indicate that the “B (Fair)” rating is assigned to those companies that in A.M. Best’s opinion have a fair ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance (if any), the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders, and are not recommendations to potential or current investors to buy, sell or hold our common stock.
     Financial institutions and reinsurance companies sometimes use the A.M. Best ratings to help assess the financial strength and quality of insurance companies. The current ratings of our insurance company subsidiaries or their failure to maintain such ratings may dissuade a financial institution or reinsurance company from conducting business with us or increase our potential interest or reinsurance costs, respectively. We do not believe that the majority of our customers are motivated to purchase our products and services based on our A.M. Best rating.
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

FIRST ACCEPTANCE CORPORATION 10-K
     Required Licensing. We operate under licenses issued by various state insurance authorities. Such licenses may be of perpetual duration or periodically renewable, provided we continue to meet applicable regulatory requirements. The licenses govern, among other things, the types of insurance coverages and products that may be offered in the licensing state. Such licenses are typically issued only after an appropriate application is filed and prescribed criteria are met. All of our licenses are in good standing. Currently, we hold property and casualty insurance licenses in the following 25 states:

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
     Insurance Holding Company Regulation. We operate as an insurance holding company system and are subject to regulation in the jurisdictions in which our insurance company subsidiaries conduct business. These regulations require that each insurance company in the holding company system register with the insurance department of its state of domicile and furnish information concerning the operations of companies in the holding company system which may materially affect the operations, management or financial condition of the insurers in the holding company domiciled in that state. We have insurance company subsidiaries that are organized and domiciled under the insurance statutes of Texas, Georgia and Tennessee. The insurance laws in each of these states similarly provide that all transactions among members of a holding company system be done at arm’s length and be shown to be fair and reasonable to the regulated insurer. Transactions between insurance company subsidiaries and their parents and affiliates typically must be disclosed to the state regulators, and any material or extraordinary transaction requires prior approval of the applicable state insurance regulator. A change of control of a domestic insurer or of any controlling person requires the prior approval of the state insurance regulator. In general, any person who acquires 10% or more of the outstanding voting securities of the insurer or its parent company is presumed to have acquired control of the domestic insurer. To the best of our knowledge, we are in compliance with the regulations discussed above.
     Restrictions on Paying Dividends. We may at times rely on dividends from our insurance company subsidiaries to meet corporate cash requirements. State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s capital and surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Prior approval from state insurance regulatory authorities is generally required in order for an insurance company to declare and pay extraordinary dividends. The payment of ordinary dividends is limited by the amount of capital and surplus available to the insurer, as determined in accordance with state statutory accounting practices and other applicable limitations. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance company subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect. See Note 20 to our consolidated financial statements for a discussion of the ability of our insurance company subsidiaries to pay dividends.
     Regulation of Rates and Policy Forms. Most states in which our insurance company subsidiaries operate have insurance laws that require insurance companies to file premium rate schedules and policy or coverage forms for review and approval. In many cases, such rates and policy forms must be approved prior to use. State insurance regulators have broad discretion in judging whether an insurer’s rates are adequate, not excessive and not unfairly discriminatory. Generally, property and casualty insurers are unable to implement rate increases until they show that the costs associated with providing such coverage have increased. The speed at which an insurer can change rates in response to competition or increasing costs depends, in part, on the method by which the applicable state’s rating laws are administered. There are three basic rate administration systems: (i) the insurer must file and obtain regulatory approval of the new rate before using it; (ii) the insurer may begin using the new rate and immediately

FIRST ACCEPTANCE CORPORATION 10-K
file it for regulatory review; or (iii) the insurer may begin using the new rate and file it in a specified period of time for regulatory review. Under all three rating systems, the state insurance regulators have the authority to disapprove the rate subsequent to its filing. Thus, insurers who begin using new rates before the rates are approved may be required to issue premium refunds or credits to policyholders if the new rates are ultimately deemed excessive and disapproved by the applicable state insurance authorities. In some states there has historically been pressure to reduce premium rates for automobile and other personal insurance or to limit how often an insurer may request increases for such rates. To the best of our knowledge, we are in compliance with all such applicable rate regulations.
     Guaranty Funds. Under state insurance guaranty fund laws, insurers doing business in a state can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. Maximum contributions required by law in any one year vary between 1% and 2% of annual premiums written in that state. In most states, guaranty fund assessments are recoverable either through future policy surcharges or offsets to state premium tax liabilities. To date, we have not received any material unrecoverable assessments.
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
     Licensing of Our Employee-Agents and Adjusters. All of our employees who sell, solicit or negotiate insurance are licensed, as required, by the state in which they work, for the applicable line or lines of insurance they offer. Our employee-agents generally must renew their licenses annually and adhere to minimum annual continuing education requirements. In certain states in which we operate, our insurance claims adjusters are also required to be licensed and are subject to annual continuing education requirements.

FIRST ACCEPTANCE CORPORATION 10-K
     Unfair Claims Practices. Generally, insurance companies, adjusting companies and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices which could indicate a general business practice. Unfair claims practices include, but are not limited to:
•	misrepresenting pertinent facts or insurance policy provisions relating to coverages at issue;

•	failing to acknowledge and act reasonably promptly upon communications regarding claims arising under insurance policies;

•	failing to affirm or deny coverage of claims in a reasonable time after proof of loss statements have been completed;

•	attempting to settle claims for less than the amount to which a reasonable person would have believed such person was entitled;

•	attempting to settle claims on the basis of an application that was altered without notice to, knowledge or consent of the insured;

•	making known to insureds or claimants a policy of appealing from arbitration awards in favor of insureds or claimants for the purpose of compelling them to accept settlements or compromises less than the amount awarded in arbitration;

•	delaying the investigation or payment of claims by requiring an insured, claimant or the physician of either to submit a preliminary claim report and then requiring the subsequent submission of formal proof of loss forms, both of which submissions contain substantially the same information;

•	failing to settle claims promptly, where liability has become reasonably clear, under one portion of the insurance policy coverage in order to influence settlements under other portions of the insurance policy coverage; and

•	not attempting in good faith to effectuate prompt, fair and equitable settlements of claims in which liability has become reasonably clear.
     We set business conduct policies and conduct regular training to ensure that our employee-adjusters and other claims personnel are aware of these prohibitions, and we require them to conduct their activities in compliance with these statutes. To the best of our knowledge, we have not engaged in any unfair claims practices.
     Quarterly and Annual Financial Reporting. We are required to file quarterly and annual financial reports with states utilizing statutory accounting practices that are different from U.S. generally accepted accounting principles, which reflect our insurance company subsidiaries on a going concern basis. The statutory accounting practices used by state regulators, in keeping with the intent to assure policyholder protection, are generally based on a liquidation concept. For statutory financial information on our insurance company subsidiaries, see Note 20 to our consolidated financial statements included in this report.
     Periodic Financial and Market Conduct Examinations. The state insurance departments that have jurisdiction over our insurance company subsidiaries conduct on-site visits and examinations of the insurers’ affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Generally, these examinations are conducted every three to five years. If circumstances dictate, regulators are authorized to conduct special or target examinations of insurers, insurance agencies and insurance adjusting companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination. FAIC has been examined by the Tennessee Department of Commerce and Insurance for financial condition through December 31, 2001. (FAIC redomesticated from Tennessee to Texas in November 2006.) FAIC-GA has been examined by the Georgia Department of Insurance for financial condition through December 31, 2007. FAIC-TN received an organizational examination by the Tennessee Department of Commerce and Insurance as of December 4, 2006. An examination of FAIC for financial condition through December 31, 2007 is currently in process by the Texas Department of Insurance. During the fiscal year ended June 30, 2009, FAIC was examined for market conduct by the states of Missouri and Illinois. None of our insurance company subsidiaries have ever been the subject of a target examination.

FIRST ACCEPTANCE CORPORATION 10-K
     Risk-Based Capital. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners, or “NAIC,” has adopted a formula and model law to implement risk-based capital, or “RBC,” requirements designed to assess the minimum amount of statutory capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. RBC is used to set capital requirements based on the size and degree of risk taken by the insurer and taking into account various risk factors such as asset risk, credit risk, underwriting risk, interest rate risk and other relevant business risks. The NAIC model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. This calculation is performed on a calendar year basis, and at December 31, 2008, FAIC, FAIC-GA and FAIC-TN all maintained an RBC level that was in excess of an amount that would require any corrective actions on their part.
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
     At December 31, 2008, FAIC’s total adjusted capital was 5.2 times its authorized control level RBC, requiring no corrective action on FAIC’s part. Likewise, at December 31, 2008, FAIC-GA and FAIC-TN had total adjusted capital of 2.8 and 3.3, respectively, times their authorized control level RBC. As a part of its 2008 RBC calculation, FAIC-GA failed the “Trend Test” component as the litigation settlement expense it incurred in 2008 resulted in a combined ratio of 122% which exceeded the 120% threshold for this test. Excluding the litigation settlement expense, the 2008 combined ratio for FAIC-GA would have been 109%, and therefore would not have exceeded the threshold. On April 28, 2009, an explanation of this matter was provided to the Georgia Insurance Department. Since that date, no regulatory action has been taken, nor is any such action anticipated.
     IRIS Ratios. The NAIC Insurance Regulatory Information System, or “IRIS,” is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase

FIRST ACCEPTANCE CORPORATION 10-K
is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the defined range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound insurance companies to have several ratios with results outside the defined ranges.
     As of December 31, 2008, FAIC had two IRIS ratios outside the defined range, FAIC-GA had five outside the defined range, and FAIC-TN had two outside the defined range as follows:
•	Both FAIC and FAIC-GA had ratios above the defined threshold for the two-year overall operating ratio as their calculated ratios were above 100%. FAIC’s ratio was 101% and was primarily attributable to an increase in its expense ratio for 2008 as a result of a decrease in net premiums written. FAIC-GA’s ratio was 102% and was primarily the result of the $9.2 million litigation settlement expense recognized in 2008. Without this expense, FAIC-GA’s ratio would have been 95.1%.

•	Both FAIC-GA and FAIC-TN had ratios outside of the defined range for the gross change in policyholders surplus, which is between plus 50% and minus 10%. During the twelve months ended December 31, 2008, FAIC-GA and FAIC-TN reduced their policyholders surplus by 26% and 11%, respectively. FAIC-GA’s surplus was reduced by approximately $6.4 million as a result of the after-tax litigation settlement expense. Without this charge, FAIC-GA’s change would have only been minus 4%. FAIC-TN’s surplus was reduced by $1.4 million as the result of paying a dividend during the year to its parent company. Without this payment, FAIC-TN’s change would have been plus 3%. For these same reasons, both FAIC-GA and FAIC-TN had ratios (also minus 26% and minus 11%, respectively) outside of the defined range for the change in adjusted policyholders surplus, which is between plus 25% and minus 10%. The change in adjusted policyholders surplus excludes amounts related to paid in surplus.

•	FAIC had a ratio outside the high end of the defined investment yield range as the calculated yield was above 6.5%. The calculated yield was 6.6% and was inflated as a result of the inclusion of dividends received during the year from FAIC-GA and FAIC-TN. Excluding these dividends, the calculated yield would have been 4.2%, which is above the low end of the defined investment yield range of 3%.

•	FAIC-GA had a ratio outside of the defined threshold for net premiums written to policyholders surplus, which is 300%. FAIC-GA’s ratio was 327% which included approximately $7.0 million in net premiums written related to the transfer of the beginning policy liabilities under an intercompany pooling agreement that was effected during 2008. Excluding the effect of this one-time transfer, FAIC-GA would have had a net premiums written to policyholders surplus ratio of 294%.

•	FAIC-GA had a ratio of 20% which equaled the defined threshold for the two-year reserve development. This ratio was primarily the result of continued adverse development on FAIC-GA’s 2006 accident year loss and loss adjustment expense reserves. In 2007, FAIC-GA recorded $3.8 million in adverse development as a result of an unanticipated increase in severity related to Bodily Injury and Property Damage losses. In 2008, additional development of $1.0 million was recorded on this accident year.
     These IRIS results were provided to regulators on February 27, 2009. Since that date, no regulatory action has been taken, nor is any such action anticipated.
Employees
     As of June 30, 2009, we had approximately 1,175 employees. Our employees are not covered by any collective bargaining agreements.

FIRST ACCEPTANCE CORPORATION 10-K
Available Information
     We file reports with the United States Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and other reports from time to time. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at www.sec.gov that contains our reports, proxy and information statements, and other information filed electronically. These website addresses are provided as inactive textual references only, and the information provided on those websites is not part of this report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
Internet Website
     We maintain an internet website at the following address: www.firstacceptancecorp.com. The information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K. We make available on or through our website certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K, and any amendments to these reports. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

FIRST ACCEPTANCE CORPORATION 10-K
Item 1A. Risk Factors
Our loss and loss adjustment expenses may exceed our reserves, which would adversely impact our results of operations and financial condition.
     We establish reserves for the estimated amount of claims under terms of the insurance policies underwritten by our insurance company subsidiaries. The amount of the reserves is determined based on historical claims information, industry statistics and other factors. The establishment of appropriate reserves is an inherently uncertain process due to a number of factors, including the difficulty in predicting the frequency and severity of claims, the rate of inflation, the rate and direction of changes in trends, ongoing interpretation of insurance policy provisions by courts, inconsistent decisions in lawsuits regarding coverage and broader theories of liability. Any changes in claims settlement practices can also lead to changes in loss payment patterns, which are used to estimate reserve levels. Our ability to accurately estimate our loss and loss adjustment expense reserves may be made more difficult by rapid growth or entry into new markets. If our reserves prove to be inadequate, we will be required to increase our loss reserves and the amount of any such increase would reduce our income in the period that the deficiency is recognized. The historic development of reserves for loss and loss adjustment expenses may not necessarily reflect future trends in the development of these amounts. Consequently, our actual losses could materially exceed our loss reserves, which would have a material adverse effect on our results of operations and financial condition.
Our results may fluctuate as a result of cyclical changes in the non-standard personal automobile insurance industry.
     The non-standard personal automobile insurance industry is cyclical in nature. Likewise, adverse economic conditions impact our customers and many will choose to reduce their coverage or go uninsured during a weak economy. In the past, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. If new competitors enter the market, existing competitors may attempt to increase market share by lowering rates. Such conditions could lead to reduced prices, which would negatively impact our revenues and profitability. Recently, competitive pricing and the weak economic conditions have resulted in declines in premiums in most states. Given the cyclical nature of the industry and the economy, these conditions may negatively impact our revenues and profitability.
Due to our largely fixed cost structure, our profitability may decline if our sales volume were to decline significantly.
     Our reliance on leased retail locations staffed by employee-agents results in a cost structure that has a high proportion of fixed costs. In times of increasing sales volume, our acquisition cost per policy decreases, improving our expense ratio, which we believe is one of the significant advantages of our business model. However, in times of declining sales volume, the opposite occurs.
Our business may be adversely affected by negative developments in the non-standard personal automobile insurance industry.
     Substantially all of our gross premiums written are generated from sales of non-standard personal automobile insurance policies. As a result of our concentration in this line of business, negative developments in the economic, competitive or regulatory conditions affecting the non-standard personal automobile insurance industry could reduce our revenues, increase our expenses or otherwise have a material adverse effect on our results of operations and financial condition. For example, the current weak economic conditions in the United States have resulted in fewer customers purchasing and maintaining non-standard personal automobile insurance policies and certain customers reducing their insurance coverage. Developments affecting the non-standard personal automobile insurance industry could have a greater effect on us compared with more diversified insurers that also sell other types of automobile insurance products or write other additional lines of insurance.
Our investment portfolio may suffer reduced returns or other-than-temporary losses, which could reduce our profitability.
     Our results of operations depend, in part, on the performance of our investment portfolio. As of June 30, 2009, substantially all of our investment portfolio was invested either directly or indirectly in debt securities, primarily in marketable, investment-grade, U.S. government securities, municipal bonds, corporate bonds and

FIRST ACCEPTANCE CORPORATION 10-K
collateralized mortgage obligations. Fluctuations in interest rates and economic decline affect our returns on, and the fair value of, debt securities. Unrealized gains and losses on debt securities are recognized in other comprehensive income (loss) and increase or decrease our stockholders’ equity. As of June 30, 2009, the amortized cost of our investment portfolio exceeded the fair value by $0.5 million. We believe the unrealized loss is temporary; however, an increase in interest rates could further reduce the fair value of our investments in debt securities. As of June 30, 2009, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities and cash equivalents portfolio would have resulted in an estimated decrease in fair value of 3%, or approximately $4.9 million. Defaults by third parties who fail to pay or perform obligations could reduce our investment income and could also result in investment losses to our portfolio. See “Critical Accounting Estimates — Investments” in Item 7 and Note 3 to our consolidated financial statements regarding determination of other-than-temporary impairment losses on investment securities.
Our business is highly competitive, which may make it difficult for us to market our core products effectively and profitably.
     The non-standard personal automobile insurance business is highly competitive. We believe that our primary insurance company competition comes not only from national insurance companies or their subsidiaries, but also from non-standard insurers and independent agents that operate in a specific region or single state in which we also operate. We believe that our significant competitors are the Berkshire Hathaway insurance group (which includes GEICO), the Bristol West insurance group, the Direct General insurance group, the Infinity insurance group, the Affirmative insurance group, the Progressive insurance group, the Safe Auto insurance group, the Permanent General insurance group, and the AIG insurance group. Some of our competitors have substantially greater financial and other resources than us, and they may offer a broader range of products or competing products at lower prices. Our revenues, profitability and financial condition could be materially adversely affected if we are required to decrease or are unable to increase prices to stay competitive or if we do not successfully retain our current customers and attract new customers.
Our business may be adversely affected by negative developments in the states in which we operate.
     We currently operate in 12 states located primarily in the Southeastern and Midwestern United States. For the year ended June 30, 2009, approximately 68% of our premiums earned were generated from insurance policies written in five states. Our revenues and profitability are affected by prevailing regulatory, economic, demographic, competitive and other conditions in the states in which we operate. Changes in any of these conditions could make it more costly or difficult for us to conduct business. Adverse regulatory developments, which could include reductions in the maximum rates permitted to be charged, restrictions on rate increases, fundamental changes to the design or implementation of the automobile insurance regulatory framework, or economic conditions that result in fewer customers purchasing or maintaining insurance, could reduce our revenues, increase our expenses or otherwise have a material adverse effect on our results of operations and financial condition. These developments could have a greater effect on us, as compared with more diversified insurers that also sell other types of automobile insurance products, write other additional lines of insurance coverages or whose premiums are not concentrated in a single line of insurance.
We may have difficulties in managing any expansion into new markets.
     Any future growth plans may include expanding into new states by opening new retail locations, acquiring the business and assets of other companies, and possibly introducing additional insurance products. In order to grow our business successfully, we must apply for and maintain necessary licenses, properly design and price our products and identify, hire and train new claims, underwriting and sales employees. Our expansion will also place significant demands on our management, operations, systems, accounting, internal controls and financial resources. If we fail to do any one of these well, we may not be able to expand our business successfully. Even if we successfully complete an acquisition, we face the risk that we may acquire business in states in which market and other conditions may not be favorable to us. Any failure by us to manage growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.

FIRST ACCEPTANCE CORPORATION 10-K
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
New pricing, claim and coverage issues and class action litigation are continually emerging in the automobile insurance industry, and these new issues could adversely impact our revenues, profitability, or our methods of doing business.
     As automobile insurance industry practices and regulatory, judicial and consumer conditions change, litigation and unexpected and unintended issues related to claims, coverages and business practices may emerge. These issues can have an adverse effect on our business by subjecting us to liability, changing the way we price and market our products, extending coverage beyond our underwriting intent, requiring us to obtain additional licenses or increasing the size of claims. Recent examples of some emerging issues include:
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
     The effects of these and other unforeseen emerging issues could subject us to liability or negatively affect our revenues, profitability, or our methods of doing business.
We may write-off intangible assets, such as goodwill.
     As a result of purchase accounting for our business combination transactions, our consolidated balance sheet at June 30, 2009 contained intangible assets designated as goodwill and other identifiable intangible assets totaling approximately $76.5 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.
Our ability to use net operating loss carryforwards to reduce future tax payments may be limited by applicable law.
     Based on our calculations and in accordance with the rules stated in the Internal Revenue Code of 1986, as amended (the “Code”), we do not believe that any “ownership change,” as described in the following paragraph and as defined in Section 382 of the Code, has occurred with respect to our net operating losses (“NOLs”) and accordingly we believe that there is no existing annual limitation under Section 382 of the Code on our ability to use NOLs to reduce our past and future taxable income. We did not obtain, and currently do not plan to obtain, an Internal Revenue Service (“IRS”) ruling or opinion of counsel regarding either of these conclusions.

FIRST ACCEPTANCE CORPORATION 10-K
     Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership of our total capital stock by more than 50 percentage points in any three-year period. If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount (the “Section 382 limitation”) equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the IRS. In the event of an ownership change, NOLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such excess NOLs can be used to offset taxable income for years in the carryforward period subject to the Section 382 limitation in each year. Regardless of whether an ownership change occurs, the carryforward period for NOLs is either 15 or 20 years from the year in which the losses giving rise to the NOLs were incurred, depending on when those losses were incurred. The earliest losses that gave rise to our remaining NOLs were incurred in 1995 and will expire in 2010. The most recent losses that gave rise to our NOLs were incurred in 2003 and will expire in 2023. If the carryforward period for any NOL were to expire before that NOL had been fully utilized, the use of the unutilized portion of that NOL would be permanently prohibited. Our use of new NOLs arising after the date of an ownership change would not be affected by the Section 382 limitation, unless there were another ownership change after those new NOLs arose.
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
     Code Section 269 permits the IRS to disallow any deduction, credit or allowance, including the utilization of NOLs, that otherwise would not be available but for the acquisition of control of a corporation, including acquisition by merger, for the principal purpose of avoiding federal income taxes, including avoidance through the use of NOLs. If the IRS were to assert that the principal purpose of the April 2004 acquisition of USAuto was the avoidance of federal income tax, we would have the burden of proving that this was not the principal purpose. The determination of the principal purpose of a transaction is purely a question of fact and requires an analysis of all the facts and circumstances surrounding the transaction. Courts generally have been reluctant to apply Code Section 269 where a reasonable business purpose existed for the timing and form of the transaction, even if the availability of tax benefits was also an acknowledged consideration in the transaction. We think that Code Section 269 should not apply to the acquisition of USAuto because we can show that genuine business purposes existed for the USAuto acquisition and that tax avoidance was not the principal purpose for the merger. Our primary objective of the merger was to seek long-term growth for our stockholders through an acquisition. To that end, we redeployed a significant amount of our existing capital and offered our existing stockholders the right to make a substantial additional investment in the Company to facilitate the acquisition of USAuto. If, nevertheless, the IRS were to assert that Code Section 269 applied and if such assertion were sustained, our ability to utilize our past and existing NOLs would be severely limited or extinguished. Due to the fact that the application of Code Section 269 is ultimately a question of fact, there can be no assurance that the IRS would not prevail if it were to assert the application of Code Section 269.
Our insurance company subsidiaries are subject to regulatory restrictions on paying dividends to us.
     Our holding company may rely, in part, on receiving dividends from the insurance company subsidiaries to pay its obligations. State insurance laws limit the ability of our insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. These restrictions affect the ability of our insurance company subsidiaries to pay dividends to our holding company and may require our subsidiaries to obtain the prior approval of regulatory authorities, which could slow the timing of such payments to us or reduce the amount that can be paid. The limits on the amount of dividends that can be paid by our insurance company subsidiaries may affect the ability of our holding company to pay those obligations. The dividend-paying ability of the insurance company subsidiaries is discussed in Note 20 to our consolidated financial statements.

FIRST ACCEPTANCE CORPORATION 10-K
Our insurance company subsidiaries are subject to statutory capital and surplus requirements and other standards, and their failure to meet these requirements or standards could subject them to regulatory actions.
     Our insurance company subsidiaries are subject to RBC standards and other minimum statutory capital and surplus requirements imposed under the laws of their respective states of domicile. The RBC standards, which are based upon the RBC Model Act adopted by the NAIC, require our insurance company subsidiaries to annually report their results of RBC calculations to the state departments of insurance and the NAIC.
     Failure to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Any changes in existing RBC standards or minimum statutory capital and surplus requirements may require our insurance company subsidiaries to increase their statutory capital and surplus levels, which they may be unable to do. This calculation is performed on a calendar year basis, and at December 31, 2008, our insurance company subsidiaries maintained RBC levels in excess of an amount that would require any corrective actions on their part.
     State regulators also screen and analyze the financial condition of insurance companies using the NAIC IRIS system. As part of IRIS, the NAIC database generates key financial ratio results obtained from an insurer’s annual statutory statements. A ratio result falling outside the defined range of IRIS ratios may result in further examination by a state regulator to determine if corrective action is necessary. As of December 31, 2008, our insurance company subsidiaries had IRIS ratios outside the defined ranges that were reported to the appropriate regulatory authorities, but no regulatory authority has informed our insurance company subsidiaries that it intends to conduct a further examination of their financial condition. We cannot assure you that regulatory authorities will not conduct any such examination of the financial condition of our insurance company subsidiaries, or of the outcome of any such investigation. See “Item 1. Business — Regulatory Environment.”
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

FIRST ACCEPTANCE CORPORATION 10-K
A few of our stockholders have significant control over us, and their interests may differ from yours.
     Three of our stockholders, Gerald J. Ford, our Chairman of the Board; Stephen J. Harrison, our Chief Executive Officer and a current director; and Thomas M. Harrison, Jr., a current director, in the aggregate, control approximately 62% of our outstanding common stock. If these stockholders acted or voted together, they would have the power to control the election and removal of our directors. They would also have significant control over other matters requiring stockholder approval, including the approval of major corporate transactions and proposed amendments to our certificate of incorporation. This concentration of ownership may delay or prevent a change in control of the Company, as well as frustrate attempts to replace or remove current management, even when a change may be in the best interests of our other stockholders. Furthermore, the interests of these stockholders may not always coincide with the interests of the Company or other stockholders.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We lease office space in Nashville, Tennessee for our corporate offices (approximately 21,000 square feet) and our claims, customer service and data center (approximately 53,000 square feet). We also lease office space for our regional claims offices in Chicago, Illinois and Tampa, Florida and for our regional customer service center in Chicago, Illinois. Our retail locations are all leased and typically are located in storefronts in retail shopping centers, and each location typically contains less than 1,000 square feet of space. See Note 8 to our consolidated financial statements for further information about our leases.

FIRST ACCEPTANCE CORPORATION 10-K
Item 3. Legal Proceedings
     We and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business, including those which arise out of or are related to the handling of claims made in connection with our insurance policies and claims handling. The plaintiffs in some of these lawsuits have alleged bad faith or extracontractual damages, and some have sought punitive damages or class action status. We believe that the resolution of these legal actions will not have a material adverse effect on our financial condition or results of operations. However, the ultimate outcome of these matters is uncertain.
     During the year ended June 30, 2009, we were involved in litigation in Alabama and Georgia in which allegations were made with respect to our sales practices, primarily the sale of motor club memberships currently or formerly sold in those states. The suits generally alleged that we implemented a program to convince our consumers who purchased automobile insurance policies to also purchase motor club memberships or that we charged our consumers billing fees associated with our products that were not properly disclosed. We denied all allegations of wrongdoing.
     On November 21, 2008, the Superior Court for Fulton County, Georgia approved the settlement of the case styled Annette Rush v. Village Auto Insurance Company, Inc. (now known as First Acceptance Insurance Company of Georgia, Inc.) that was pending in the Superior Court of Fulton County, Georgia. The court approved the terms of the settlement as described in Part II, Item 1. “Legal Proceedings,” in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008. On December 5, 2008, we entered into a Stipulation and Agreement of Settlement with the plaintiffs in the class action litigation that was pending against the Company in Alabama. The Circuit Court of Bullock County, Alabama approved the terms of the Alabama settlement as set forth in Item 1.01 “Entry into a Material Definitive Agreement” in our Current Report on Form 8-K, dated December 11, 2008.
     The litigation settlement costs are set forth separately in the consolidated statements of operations.
     In July 2009, we received $2.95 million from our insurance carrier regarding coverage for the costs and expenses incurred by the Company relating to the settlement of the Georgia and Alabama litigation. This insurance recovery was accrued in fiscal year 2009 and included in other assets in our consolidated balance sheet and as a reduction of litigation settlement expenses in our consolidated statement of operations. See Note 17 to our consolidated financial statements for further information about the litigation settlements.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended June 30, 2009.

FIRST ACCEPTANCE CORPORATION 10-K
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock is currently quoted on the New York Stock Exchange under the symbol “FAC.” The following table sets forth quarterly high and low bid prices for our common stock for the periods indicated. All price quotations represent prices between dealers, without accounting for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	Price Range
	High	Low
Year Ended June 30, 2008
First Quarter	$10.37	$4.60
Second Quarter	5.46	3.12
Third Quarter	4.52	2.85
Fourth Quarter	4.33	2.90

Year Ended June 30, 2009
First Quarter	$4.70	$2.76
Second Quarter	3.80	2.18
Third Quarter	3.45	1.66
Fourth Quarter	3.20	1.81
Holders
     According to the records of our transfer agent, there were 493 holders of record of our common stock on September 10, 2009, including record holders such as banks and brokerage firms who hold shares for beneficial holders, and 48,311,873 shares of our common stock were outstanding.
Dividends
     We paid no dividends during the two most recent fiscal years. We do not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.
Stock Transfer Restrictions
     Our certificate of incorporation (the “Charter”) contains prohibitions on the transfer of our common stock to avoid limitations on the use of our NOL carryforwards and other federal income tax attributes that we inherited from our predecessor. The Charter generally prohibits, without the prior approval of our Board of Directors, any transfer of common stock, any subsequent issue of voting stock or stock that participates in our earnings or growth, and certain options with respect to such stock, if the transfer of such stock would cause any group or person to own 4.9% or more (by aggregate value) of our outstanding shares or cause any person to be treated like the owner of 4.9% or more (by aggregate value) of our outstanding shares for tax purposes. Transfers in violation of this prohibition will be void, unless our Board of Directors consents to the transfer. If void, upon our demand, the purported transferee must return the shares to our agent to be sold, or if already sold, the purported transferee must forfeit some, or possibly all, of the sale proceeds. In connection with certain changes in the ownership of the holders of our shares, we may require the holder to dispose of some or all of such shares. For this purpose, “person” is defined broadly to mean any individual, corporation, estate, debtor, association, company, partnership, joint venture, or similar organization.

FIRST ACCEPTANCE CORPORATION 10-K
Performance Graph
     The following graph compares the total cumulative shareholder return for $100 invested in our common shares against the cumulative total return of the Russell 3000 Index and the S&P Property & Casualty Insurance Index on June 30, 2004 to the end of the most recently completed fiscal year.
CUMULATIVE VALUE OF $100 INVESTMENT

	June 30,
	2004	2005	2006	2007	2008	2009
First Acceptance Corporation	100.00	135.14	168.29	145.14	45.71	30.43
Russell 3000	100.00	108.05	118.38	142.14	124.11	91.14
S&P Property & Casualty Insurance	100.00	113.67	120.31	137.62	96.35	74.97
Item 6. Selected Financial Data
     The following tables provide selected historical consolidated financial and operating data of the Company as of the dates and for the periods indicated. In conjunction with the data provided in the following tables and in order to more fully understand our historical consolidated financial and operating data, you should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included in this report. We derived our selected historical consolidated financial data as of June 30, 2009 and 2008 and for the years ended June 30, 2009, 2008 and 2007 from our consolidated financial statements included in this report. We derived our selected historical consolidated financial data as of June 30, 2007, 2006 and 2005 and for the years ended June 30, 2006 and 2005 from our consolidated financial statements, which are not included in this report. The results for past periods are not necessarily indicative of the results to be expected for any future period.

FIRST ACCEPTANCE CORPORATION 10-K

	Year Ended June 30,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Premiums earned	$224,113	$285,914	$300,661	$208,771	$132,677
Commission and fee income	31,759	36,479	37,324	26,757	26,821
Investment income	9,504	11,250	8,863	5,762	3,353
Net realized gains (losses) on fixed maturities, available-for-sale	89	(1,244)	(61)	3,562	3,944
Other	—	—	850	4,150	—

	265,465	332,399	347,637	249,002	166,795

Costs and expenses:
Losses and loss adjustment expenses	149,277	219,943	241,908	140,845	87,493
Insurance operating expenses	87,124	98,433	97,629	75,773	49,921
Other operating expenses	1,307	2,415	2,623	2,494	2,775
Litigation settlement	1,570	7,468	—	—	—
Stock-based compensation	2,053	1,507	1,063	500	332
Depreciation and amortization	1,910	1,679	1,624	1,463	1,920
Interest expense	4,138	4,977	1,874	898	351
Goodwill impairment(1)	67,990	—	—	—	—

	315,369	336,422	346,721	221,973	142,792

Income (loss) before income taxes	(49,904)	(4,023)	916	27,029	24,003
Provision (benefit) for income taxes(1)	18,396	13,822	17,586	(1,039)	(2,153)

Net income (loss)	$(68,300)	$(17,845)	$(16,670)	$28,068	$26,156

Per Share Data:
Net income (loss) per share:
Basic	$(1.43)	$(0.37)	$(0.35)	$0.59	$0.56
Diluted	$(1.43)	$(0.37)	$(0.35)	$0.57	$0.53
Number of shares used to calculate net income (loss) per share:
Basic	47,664	47,628	47,584	47,487	47,055
Diluted	47,664	47,628	47,584	49,576	48,989

	June 30,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and total investments	$217,512	$228,216	$210,716	$159,362	$110,522
Total assets	358,956	473,230	498,892	435,327	331,645
Loss and loss adjustment expense reserves	83,973	101,407	91,446	62,822	42,897
Notes and debentures payable	41,240	45,153	23,060	23,612	—
Total liabilities	199,100	247,771	259,408	181,904	103,316
Total stockholders’ equity	159,856	225,459	239,484	253,423	228,329

Book value per common share	$3.31	$4.69	$5.03	$5.33	$4.81

(1)	The year ended June 30, 2009 includes a goodwill impairment charge of $68.0 million, a related increase in the tax provision of $15.3 million, and a tax benefit of $5.1 million related to the utilization of federal net operating loss (“NOL”) carryforwards that were previously reserved for through a valuation allowance. The provision for income taxes for the year ended June 30, 2008 includes a charge of $11.4 million related to the expiration of certain federal NOL carryforwards as well as an increase in the valuation allowance of $3.6 million for the deferred tax asset for certain federal NOL carryforwards resulting in a charge totaling $15.0 million. The provision for income taxes for the year ended June 30, 2007 includes an increase in the valuation allowance for the deferred tax asset of $6.9 million as well as $10.0 million related to the expiration of certain federal NOL carryforwards resulting in a charge totaling $16.9 million. The benefit from income taxes for the years ended June 30, 2006 and 2005 include decreases in the valuation allowance for the deferred tax asset of $10.5 million and $10.6 million, respectively.

FIRST ACCEPTANCE CORPORATION 10-K
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the caption “Item 1A. Risk Factors.”
General
     We are principally a retailer, servicer and underwriter of non-standard personal automobile insurance. We also own two tracts of land in San Antonio, Texas that are held for sale. Non-standard personal automobile insurance is made available to individuals who are categorized as “non-standard” because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type. Generally, our customers are required by law to buy a minimum amount of automobile insurance.
     As of September 1, 2009, we leased and operated 418 retail locations (or “stores”), staffed by employee-agents. Our employee-agents exclusively sell non-standard automobile insurance products underwritten by us. As of September 1, 2009, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states.
     The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Year Ended June 30,
	2009	2008
Retail locations — beginning of period	431	462
Opened	1	4
Closed	(14)	(35)

Retail locations — end of period	418	431

     The following table shows the number of our retail locations by state.

	June 30,
	2009	2008	2007

Alabama	25	25	25
Florida	39	40	41
Georgia	61	61	62
Illinois	78	80	81
Indiana	18	19	24
Mississippi	8	8	8
Missouri	12	14	15
Ohio	27	29	30
Pennsylvania	17	19	25
South Carolina	27	28	28
Tennessee	20	20	20
Texas	86	88	103

Total	418	431	462

FIRST ACCEPTANCE CORPORATION 10-K
Consolidated Results of Operations
     Overview
     Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses.
     The following table presents selected financial data for our insurance operations and real estate and corporate segments (in thousands).

	Year Ended June 30,
	2009	2008	2007
Revenues:
Insurance	$265,341	$332,219	$347,431
Real estate and corporate	124	180	206

Consolidated total	$265,465	$332,399	$347,637

Income (loss) before income taxes:
Insurance	$(42,536)	$4,685	$6,252
Real estate and corporate	(7,368)	(8,708)	(5,336)

Consolidated total	$(49,904)	$(4,023)	$916

     Our insurance operations generate revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:
•	premiums earned, including policy and renewal fees, from sales of policies written and assumed by our insurance company subsidiaries;

•	commission and fee income, including installment billing fees on policies written, agency fees and commissions and fees for other ancillary products and services; and

•	investment income earned on the invested assets of the insurance company subsidiaries.
     The following table presents premiums earned by state (in thousands).

	Year Ended June 30,
	2009	2008	2007
Premiums earned:
Georgia	$49,762	$60,928	$70,312
Illinois	27,583	32,009	31,201
Florida	26,113	43,017	55,117
Texas	25,971	33,769	32,480
Alabama	23,948	28,780	30,316
South Carolina	17,887	23,634	14,797
Tennessee	15,269	20,772	23,800
Ohio	12,914	15,416	16,455
Pennsylvania	11,437	10,041	6,937
Indiana	5,537	7,131	8,186
Missouri	3,907	5,630	6,087
Mississippi	3,785	4,787	4,973

Total premiums earned	$224,113	$285,914	$300,661

FIRST ACCEPTANCE CORPORATION 10-K
     The following table presents the change in the total number of policies in force for the insurance operations. Policies in force increase as a result of new policies issued and decrease as a result of policies that are canceled or expire and are not renewed.

	Year Ended June 30,
	2009	2008	2007
Policies in force — beginning of period	194,079	226,974	200,401
Net increase (decrease) during period	(35,857)	(32,895)	26,573

Policies in force — end of period	158,222	194,079	226,974

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
     The following table presents the loss, expense and combined ratios for our insurance operations.

	Year Ended June 30,
	2009	2008	2007
Loss and loss adjustment expense	66.6%	76.9%	80.4%
Expense	24.7%	21.7%	19.8%

Combined	91.3%	98.6%	100.2%

     The non-standard personal automobile insurance industry is cyclical in nature. Likewise, adverse economic conditions impact our customers and many will choose to reduce their coverage or go uninsured during a weak economy. In the past, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. If new competitors enter this market, existing competitors may attempt to increase market share by lowering rates. Such conditions could lead to reduced prices, which would negatively impact our revenues and profitability.

FIRST ACCEPTANCE CORPORATION 10-K
Investments
     We use the services of an independent investment manager to manage our fixed maturities investment portfolio. The investment manager conducts, in accordance with our investment policy, all of the investment purchases and sales for our insurance company subsidiaries. Our investment policy has been established by the Investment Committee of our Board of Directors and specifically addresses overall investment goals and objectives, authorized investments, prohibited securities, restrictions on sales by the investment manager and guidelines as to asset allocation, duration and credit quality. This policy currently does not allow investments in equity securities. Management and the Investment Committee meet regularly with our investment manager to review the performance of the portfolio and compliance with our investment guidelines.
     The invested assets of the insurance company subsidiaries consist substantially of marketable, investment grade, U.S. government securities, municipal bonds, corporate bonds and collateralized mortgage obligations (“CMOs”). We also invest a portion of the portfolio in certain securities issued by political subdivisions which enable our insurance company subsidiaries to obtain premium tax credits. Investment income is comprised primarily of interest earned on these securities, net of related investment expenses. Realized gains and losses may occur from time to time as changes are made to our holdings to obtain premium tax credits or based upon changes in interest rates or the credit quality of specific securities. During the 2009 fiscal year, we sold securities with unrealized gains to generate taxable income in order to utilize expiring tax NOL carryforwards.
     The value of our consolidated investment portfolio was $140.3 million at June 30, 2009 and consisted of fixed maturity securities, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity on an after-tax basis. At June 30, 2009, we had gross unrealized gains of $4.6 million and gross unrealized losses of $5.2 million.
     At June 30, 2009, 98.0% of the fair value of our investment portfolio was rated “investment grade” (a credit rating of AAA to BBB) by Standard & Poor’s Corporation, a nationally recognized rating agency. The average credit rating of our fixed maturity portfolio was AA+ at June 30, 2009. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
     Investments in CMOs were $43.5 million at June 30, 2009 and represented 31% of our fixed maturity portfolio. As of June 30, 2009, 98.5% of our CMOs were considered investment grade by each of the nationally recognized rating agencies. In addition, 89% of our CMOs were rated AAA and 74% of our CMOs were backed by agencies of the United States government. Of the non-agency backed CMOs, 58% were rated AAA.
     The following table summarizes our fixed maturity securities at June 30, 2009 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government and agencies	$10,744	$473	$(37)	$11,180
State	8,238	344	(19)	8,563
Political subdivisions	1,834	52	(32)	1,854
Revenue and assessment	27,816	831	(166)	28,481
Corporate bonds	45,737	1,654	(665)	46,726
Collateralized mortgage obligations:
Agency backed	30,656	1,270	—	31,926
Non-agency backed — residential	8,178	1	(2,561)	5,618
Non-agency backed — commercial	7,646	—	(1,683)	5,963

	$140,849	$4,625	$(5,163)	$140,311

FIRST ACCEPTANCE CORPORATION 10-K
     The following table sets forth the scheduled maturities of our fixed maturity securities at June 30, 2009 based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
	Gains	Losses	Losses	Securities
One year or less	$4,376	$905	$250	$5,531
After one through five years	50,827	1,951	—	52,778
After five through ten years	21,554	5,490	—	27,044
After ten years	4,777	6,674	—	11,451
No single maturity date	32,531	10,862	114	43,507

	$114,065	$25,882	$364	$140,311

Year Ended June 30, 2009 Compared with the Year Ended June 30, 2008
     Consolidated Results
     Revenues for the year ended June 30, 2009 decreased 20% to $265.5 million from $332.4 million in the prior year. Loss before income taxes for the year ended June 30, 2009 was $49.9 million, compared with a loss before income taxes of $4.0 million for the year ended June 30, 2008. The loss before income taxes for the year ended June 30, 2009 included a goodwill impairment charge of $68.0 million. Net loss for the year ended June 30, 2009 was $68.3 million, compared with a net loss of $17.8 million for the year ended June 30, 2008. The net loss for the year ended June 30, 2009 included a net charge of $10.2 million resulting from the $15.3 million tax effect of the goodwill impairment charge and the establishment of a full valuation allowance on the remaining deferred tax assets offset by a tax benefit of $5.1 million related to the utilization of federal NOL carryforwards that were to expire on June 30, 2009 that had been previously reserved for through a valuation allowance. Basic and diluted net loss per share was $1.43 for the year ended June 30, 2009, compared with basic and diluted net loss per share of $0.37 for the year ended June 30, 2008.
     Insurance Operations
     Revenues from insurance operations were $265.3 million for the year ended June 30, 2009, compared with $332.2 million for the year ended June 30, 2008. Loss before income taxes from insurance operations for the year ended June 30, 2009 was $42.5 million, compared with income before income taxes from insurance operations of $4.7 million for the year ended June 30, 2008.
     Premiums Earned
     Premiums earned decreased by $61.8 million, or 22%, to $224.1 million for the year ended June 30, 2009, from $285.9 million for the year ended June 30, 2008. The decrease in premiums earned was primarily due to the weak economic conditions, which have caused both a decline in the number of policies written, as well as an increase in the percentage of our customers purchasing liability only coverage. Rate actions taken in a number of states to improve underwriting profitability and the closure of underperforming stores also contributed toward the decrease in policies written and premiums earned. Approximately 67% of the $61.8 million decline in premiums earned for the year ended June 30, 2009 was in our Florida, Georgia, South Carolina and Texas markets.
     The total number of insured policies in force at June 30, 2009 decreased 18% over the same date in 2008 from 194,079 to 158,222, primarily due to the factors noted above. At June 30, 2009, we operated 418 stores, compared with 431 stores at June 30, 2008.
     Commission and Fee Income
     Commission and fee income decreased 13% to $31.8 million for the year ended June 30, 2009, from $36.5 million for the year ended June 30, 2008. The decrease was a result of the decrease in the number of policies in force, partially offset by higher fee income related to commissionable products sold through our network of retail locations.

FIRST ACCEPTANCE CORPORATION 10-K
     Investment Income
     Investment income decreased to $9.5 million during the year ended June 30, 2009 from $11.3 million during the year ended June 30, 2008 primarily as a result of an increase in cash and cash equivalents, a decrease in the amount of assets invested in fixed maturities and the significant decline in yields on cash equivalents. Cash and cash equivalents increased from $38.6 million at June 30, 2008 to $77.2 million at June 30, 2009 primarily as a result of the sale of $35.3 million of U.S. government and agency securities and agency backed CMOs in March 2009 to generate taxable income in order to utilize expiring net operating losses. The proceeds from these sales had not been reinvested as of June 30, 2009. At June 30, 2009 and 2008, the tax-equivalent book yields for our fixed maturities and cash equivalents portfolio were 3.5% and 5.1%, respectively, with effective durations of 2.26 and 3.69 years, respectively, which both declined as a result of the increase in cash equivalents previously discussed.
     Net realized gains (losses) on fixed maturities, available-for-sale
     Net realized gains (losses) on fixed maturities, available-for-sale during the year ended June 30, 2009 included $2.5 million in net realized gains from the sale of $35.3 million of U.S. government and agency securities and agency backed CMOs in March 2009 as previously noted. Net realized gains (losses) on fixed maturities, available-for-sale included $2.4 million of charges related to other-than-temporary impairment (“OTTI”) on investments, which was comprised of $1.5 million related to certain non-agency backed CMOs and $0.9 million related to three corporate bonds.
     Effective April 1, 2009, we adopted the provisions of Staff Position 115-2, Recognition and Presentation of Other-Than-Temporary Impairments. Under this guidance, we separate OTTI into the following two components: (i) the amount related to credit losses which is recognized in the consolidated statement of operations and (ii) the amount related to all other factors which is recorded in other comprehensive income (loss). The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield at the date of acquisition. As a result of the adoption of this pronouncement, the cumulative effect resulted in an adjustment of $0.6 million to reclassify the non-credit component of previously recognized impairments from accumulated deficit to accumulated other comprehensive loss.
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
     Securities with declines attributable to issuer-specific fundamentals are reviewed to identify all available evidence to estimate the potential for impairment. Resources used include historical financial data included in SEC filings for corporate bonds and performance data regarding the underlying loans for CMOs. Securities with declines attributable solely to market or sector declines where we do not intend to sell the security and it is more likely than not that we will not be required to sell the security before the full recovery of its amortized cost basis are not deemed to be other-than-temporary.
     The issuer-specific factors considered in reaching the conclusion that securities with declines are not other-than-temporary include (i) the extent and duration of the decline in fair value, including the duration of any significant decline in value, (ii) whether the security is current as to payments of principal and interest, (iii) a valuation of any underlying collateral, (iv) current and future conditions and trends for both the business and its industry, (v) changes in cash flow assumptions for CMOs and (vi) rating agency actions. Based on these factors, we will make a determination as to the probability of recovering principal and interest on the security.
     On a quarterly basis, we review cash flow estimates for certain non-agency backed CMOs of lesser credit quality following the guidance of FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). Accordingly, when changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flows is less than the present value previously estimated, OTTI is deemed to have occurred. For non-agency backed CMOs not subject to FSP EITF 99-20-1, we prepare quarterly projected cash flow analyses and when it is indicated that a principal loss is probable, OTTI is deemed to have occurred. The timing of projected cash flows on CMOs has changed as economic conditions have prevented the underlying borrowers from refinancing the mortgages

FIRST ACCEPTANCE CORPORATION 10-K
underlying these securities, thereby reducing the amount of projected prepayments. Likewise, economic conditions have caused an increase in the actual and projected delinquencies in the underlying mortgages. These factors have resulted in the OTTI that we have recognized related to non-agency backed CMOs.
     Our review of non-agency backed CMOs included an analysis of available information such as collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position in their respective capital structures, and credit ratings from statistical rating agencies. We review quarterly projected cash flow analyses for each security utilizing current assumptions regarding (i) actual and anticipated delinquencies, (ii) delinquency transition-to-default rates, and (iii) loss severities. Based on our quarterly reviews, we determined that there had not been adverse changes in projected cash flows, except in the case of those securities previously discussed which incurred OTTI charges. We believe that the unrealized losses on these securities are not necessarily predictive of the ultimate performance of the underlying collateral. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.
     The OTTI charges on corporate bonds was recognized as these bonds were considered to be impaired based on the extent and duration of the declines in their fair values and issuer-specific fundamentals relating to (i) poor operating results and weakened financial conditions, (ii) negative industry trends further impacted by the recent economic decline, and (iii) a series of downgrades to their credit ratings. Based on the factors that existed at the time of impairment, we did not believe that these bonds would recover their unrealized losses in the near future.
     We believe that the remaining securities having unrealized losses at June 30, 2009 were not other-than-temporarily impaired. We also do not intend to sell any of these securities and it is more likely than not that we will not be required to sell any of these securities before the recovery of their amortized cost basis.
     Loss and Loss Adjustment Expenses
     The loss and loss adjustment expense ratio was 66.6% for the year ended June 30, 2009, compared with 76.9% for the year ended June 30, 2008. For the year ended June 30, 2009, we experienced favorable development of approximately $11.4 million for losses occurring prior to June 30, 2008.
     The favorable development for the year ended June 30, 2009 was due to lower than anticipated severity and frequency of accidents in the states in which we operate. Excluding the development noted above, the loss and loss adjustment expense ratio for the year ended June 30, 2009 was 71.7%. The year-over-year improvement reflects among other things, favorable severity trends in property and physical damage coverages, rate actions taken in a number of states to improve underwriting profitability, improvement in our underwriting and claim handling practices, and the shift in business mix toward renewal policies, which have lower loss ratios than new policies.
     Operating Expenses
     Insurance operating expenses decreased 12% to $87.1 million for the year ended June 30, 2009 from $98.4 million for the year ended June 30, 2008. The decrease was primarily a result of a reduction in costs (such as employee-agent commissions and premium taxes) that varied along with the decrease in premiums earned as well as savings realized from the closure of underperforming stores.
     The expense ratio increased from 21.7% for the year ended June 30, 2008 to 24.7% for fiscal year 2009. The year-over-year increase in the expense ratio was due to the drop in revenues, which resulted in a higher percentage of fixed expenses (such as rent and base salary).
     Overall, the combined ratio decreased to 91.3% for the year ended June 30, 2009 from 98.6% for the year ended June 30, 2008.

FIRST ACCEPTANCE CORPORATION 10-K
     Litigation Settlement
     Litigation settlement costs for the years ended June 30, 2009 and 2008 of $1.6 million and $7.5 million, respectively, relate to the costs incurred in connection with our settlement and defense of the litigation filed against us in Georgia and Alabama relating to certain sales practices. Pursuant to these litigation settlements, we have (i) provided the plaintiffs with either a premium credit towards a future automobile insurance policy or a reimbursement certificate for future towing and rental expenses, (ii) paid an aggregate of $6.5 million in fees and expenses for the attorneys for the plaintiffs and (iii) agreed to pay the costs associated with the administration of the settlements.
     At this time, we are unable to estimate the costs associated with the Georgia and Alabama litigation settlements related to the utilization of reimbursement certificates. However, sufficient information related to the premium credits has existed since December 31, 2008 to allow us to reasonably estimate and accrue the total costs associated with the utilization of available premium credits. The final costs of the settlements will depend on, among other factors, the rate of redemption and forfeiture of the premium credits and reimbursement certificates.
     Regarding the Georgia and Alabama settlements, based upon our analysis of the premium credits available to class members at December 31, 2008, we accrued approximately $5.2 million associated with the estimated utilization of available premium credits for Georgia and Alabama class members who were insured by the Company on December 31, 2008 and received the premium credits. Since January 1, 2009, $1.3 million of available premium credits have been utilized and $0.9 million have been forfeited. We are not able to reasonably estimate and, therefore, did not accrue any estimated costs for Georgia and Alabama class members that were not insured by the Company on June 30, 2009 that received the premium credits as a result of the uncertainties associated with those class members purchasing a new automobile insurance policy from the Company and utilizing the approximately $1.0 million of premium credits available to them.
     The litigation settlement costs are set forth separately in the consolidated statements of operations. During the year ended June 30, 2009, we paid $6.5 million in fees and expenses to the attorneys for the Georgia and Alabama plaintiffs and $0.3 million in costs associated with the administration of the settlements, all of which were accrued at June 30, 2008. During the year ended June 30, 2009, we incurred an additional $0.2 million in legal costs in connection with the defense of the litigation. We have a remaining accrual as of June 30, 2009 for those currently estimable costs associated with the utilization of available premium credits of $3.0 million. Management intends to adjust the estimated accrual as necessary during future periods to account for the impact of actual rate of redemption and forfeiture of the premium credits and reimbursement certificates.
     In July 2009, we received $2.95 million from our insurance carrier regarding coverage for the costs and expenses we incurred relating to the settlement of the Georgia and Alabama litigation. This insurance recovery was accrued in fiscal year 2009 and included in other assets in our consolidated balance sheet and as a reduction of litigation settlement expenses in our consolidated statement of operations. For additional information with respect to the litigation settlements, see “Item 3. Legal Proceedings” and Note 17 to our consolidated financial statements.
     Goodwill Impairment
     We recorded a non-cash, pre-tax goodwill impairment charge in fiscal year 2009 of $68.0 million. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we are required to perform periodic impairment tests of our goodwill and intangible assets. The goodwill impairment test is a two-step process that requires us to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts, and comparing those estimated fair values with the carrying values of those assets and liabilities, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of the “implied fair value” of goodwill of a reporting unit requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.
     As a result of the adverse impact of the difficult economic conditions on our customers and our business and the resulting decline in our share price during the most recent quarter, we have estimated that a goodwill impairment charge would be required upon the completion of a

FIRST ACCEPTANCE CORPORATION 10-K
detailed allocation of the reporting unit fair values. Accordingly, we recognized a non-cash, pre-tax goodwill impairment charge of $68.0 million in the fourth quarter of fiscal year 2009. Due to the complexity of the fair value calculations involved, it is expected that the goodwill impairment charge will be finalized by the end of the first quarter of fiscal year 2010 and it is not expected to differ materially from this estimate. The key assumptions used to determine the fair value of our reporting unit, from a market participant’s perspective, included (i) long-term revenue growth rates ranging from 5% to 10%, (ii) a discount rate of 14.5%, which was based on an estimated weighted average cost of capital adjusted for the risks associated with our operations, and (iii) recent industry transaction trends in price to tangible book multiples and related returns on tangible equity. We do not believe that the estimated goodwill impairment charge will have a materially adverse impact on the continuing operations, liquidity, or statutory surplus of the Company.
     A variance in the discount rate could have had a significant effect on the amount of the estimated goodwill impairment charge recognized. A one percent (1%) increase or decrease in the discount rate would have caused an increase or decrease in the estimated goodwill impairment charge of approximately $20.0 million.
     Our evaluation includes multiple assumptions, including estimated discounted cash flows and other estimates that may change over time. If future discounted cash flows become less than those projected by us, further impairment charges may become necessary that could have a materially adverse impact on our results of operations and financial condition. As quoted market prices in active stock markets are relevant evidence of fair value, a significant decrease in our common stock trading price could also indicate that an impairment of goodwill exists.
     Provision for Income Taxes
     The provision for income taxes for the year ended June 30, 2009 was $18.4 million, compared with $13.8 million for the same period in fiscal year 2008. As a result of the goodwill impairment charge, we are in a cumulative pre-tax loss over a three-year period. In assessing our ability to support the realizability of our deferred tax assets, we have considered both positive and negative evidence. We have placed greater weight on the uncertainty associated with the current economic challenges and the related goodwill impairment charge. Therefore, we have established a full valuation allowance against our net deferred tax assets which, in combination with the tax effect of the goodwill impairment charge, resulted in a net increase in the tax provision of $15.3 million during the three months ended June 30, 2009. This charge was partially offset by a $5.1 million tax benefit related to the utilization of tax NOL carryforwards expiring in 2009 that had been previously reserved for through a valuation allowance resulting in a net increase in the tax provision for the year of $10.2 million.
     The provision for income taxes for the year ended June 30, 2008 included a charge of $11.4 million related to the expiration of certain federal NOL carryforwards as well as an increase in the valuation allowance of $3.6 million for the deferred tax asset for certain federal NOL carryforwards resulting in a charge totaling $15.0 million. The changes during the year ended June 30, 2008 related to the valuation allowance were due to (i) revisions in estimates for our future taxable income based on the most recent fiscal year results and (ii) taxable income for the most recent fiscal year being less than our prior estimates.
     Real Estate and Corporate
     Loss before income taxes for the year ended June 30, 2009 was $7.4 million, compared with a loss before income taxes of $8.7 million for the year ended June 30, 2008. Segment losses consist of other operating expenses not directly related to the insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. During the year ended June 30, 2009, we incurred $0.1 million of interest expense in connection with credit facility borrowings compared with $0.7 million for the year ended June 30, 2008. The credit facility was repaid in full and terminated on October 31, 2008. We incurred $3.9 million of interest expense during both the year ended June 30, 2009 and 2008 related to the debentures issued in June 2007.
Year Ended June 30, 2008 Compared with the Year Ended June 30, 2007
     Consolidated Results
     Revenues for the year ended June 30, 2008 decreased 4% to $332.4 million from $347.6 million in the prior year. Net loss for the year ended June 30, 2008 was $17.8 million, compared with a net loss of $16.7 million for the

FIRST ACCEPTANCE CORPORATION 10-K
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
     Premiums Earned
     Premiums earned decreased by $14.7 million, or 5%, to $285.9 million for the year ended June 30, 2008, from $300.7 million for the year ended June 30, 2007. This decline was due to the decrease in the number of policies written, which was partially offset by higher average premiums per policy as a result of rate increases taken in a number of states to improve underwriting profitability. The decrease in the policies written was due to the weak economic conditions that impacted our customers, rate increases taken in a number of states to improve underwriting profitability and the closure of 45 poor performing stores between January 2007 and June 30, 2008.
     Premiums earned in Florida, Georgia and Tennessee for the year ended June 30, 2008 declined by $24.5 million over the same period in the prior fiscal year. These markets collectively accounted for 44% of premiums earned during fiscal year 2008, down from 50% in the prior year. Our premiums earned in these states were adversely affected by a decline in used car sales, which had historically been a significant contributor to new policy growth in these markets. Additionally, the decline in our Florida market was due to a January 1, 2008 rate increase to improve our underwriting profitability and the decline in our Georgia market was due to state legislation intended to curb illegal immigration. The decline in premiums earned was partially offset by premium growth of $11.9 million in our South Carolina and Pennsylvania markets.
     The total number of insured policies in force at June 30, 2008 decreased 15% over the same date in 2007 from 226,974 to 194,079. At June 30, 2008, we operated 431 stores, compared with 462 stores at June 30, 2007.
     Commission and Fee Income
     Commission and fee income decreased 2% to $36.5 million for the year ended June 30, 2008, from $37.3 million for the year ended June 30, 2007. The decrease was a result of the decrease in policies in force during fiscal year 2008 partially offset by higher fee income in Illinois and Florida.
     Investment Income
     Investment income increased during the year ended June 30, 2008 as invested assets increased as a result of cash provided by operating activities and the proceeds received from the sale of debentures in June 2007. The tax-equivalent book yields for our fixed maturities and cash equivalents portfolio were 5.1% and 5.2% at June 30, 2008 and 2007, respectively, with effective durations of 3.69 years and 3.43 years at June 30, 2008 and 2007, respectively.
     Net realized gains (losses) on fixed maturities, available-for-sale
     Included in net realized gains (losses) on fixed maturities, available-for-sale during the year ended June 30, 2008 were $1.4 million of charges related to the OTTI of certain non-agency CMOs in our investment portfolio. Due to the deterioration in liquidity in the credit markets during calendar year 2008, yields on certain non-agency CMOs declined below projected book yields, which required the $1.4 million impairment of these securities under the guidance set forth in Emerging Issues Task Force Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”.
     Other
     Other revenues for the year ended June 30, 2007 are comprised of $0.9 million in transaction service fees earned for servicing the run-off business previously written by the Chicago non-standard insurance agencies whose

FIRST ACCEPTANCE CORPORATION 10-K
assets we acquired in January 2006. We received the transaction service fee from the effective date of the acquisition in January 2006 through December 31, 2006.
     Loss and Loss Adjustment Expenses
     The loss and loss adjustment expense ratio was 76.9% for the year ended June 30, 2008, compared with 80.4% for the same period in fiscal year 2007. During fiscal year 2007, we experienced a higher than anticipated loss and loss adjustment expense ratio primarily as a result of significant unanticipated increases in (i) the frequency of Personal Injury Protection (“PIP”) coverage losses in Florida, (ii) the severity of bodily injury losses in Florida and Georgia, and (iii) the severity of property damage losses in Georgia and other states. This higher than anticipated severity in Georgia bodily injury losses in fiscal year 2007 was driven by a higher than anticipated occurrence of large losses (losses of $10,000 or above). Additionally, the loss and loss adjustment expense ratio for fiscal year 2008 improved due to rate increases in Florida taken in connection with the reinstatement of Florida’s Motor Vehicle No-Fault Law (PIP coverage). This law and the related coverage expired September 30, 2007 but was reinstated effective January 1, 2008. Our loss ratio (exclusive of loss adjustment expenses) for Florida’s PIP coverage improved to 97.2% for the year ended June 30, 2008 from 105.1% for the prior fiscal year. Premiums earned on Florida’s PIP coverage decreased to $13.6 million from $15.5 million over the same period.
     For the year ended June 30, 2008, we experienced favorable development for prior accident periods of approximately $1.4 million. For the year ended June 30, 2007, we experienced negative development for losses occurring in prior accident periods of approximately $3.9 million. The favorable development for the year ended June 30, 2008 was due to lower than anticipated severity and frequency of accidents in certain states in which we operate. There was no individual factor that had a material impact on our loss and loss adjustment expense reserves for the year ended June 30, 2008. The estimation process for the year ended June 30, 2007 was impacted by our limited historical loss experience in our newer states which required more judgment in determining our loss reserve estimates for those states.
     Excluding development for prior accident periods, for those premiums earned during the years ended June 30, 2008 and 2007, the loss and loss adjustment expense ratios were 77.4% and 79.2%, respectively. We believe that this improvement was the result of (i) the absence of the negative factors experienced during fiscal year 2007, (ii) the impact of rate increases taken during fiscal year 2008 in Florida (January 2008), Indiana (February 2008), Texas (March 2008) and South Carolina (May 2008) and (iii) improvements in our underwriting and claim handling practices.
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

FIRST ACCEPTANCE CORPORATION 10-K
costs associated with the administration of the settlement as well as $0.8 million incurred in connection with our defense of the litigation in Alabama and Georgia.
     Provision for Income Taxes
     The provision for income taxes for the year ended June 30, 2008 includes a charge of $11.4 million related to the expiration of certain federal NOL carryforwards as well as an increase in the valuation allowance of $3.6 million for the deferred tax asset for certain federal NOL carryforwards resulting in a charge totaling $15.0 million.
     The provision for income taxes for the year ended June 30, 2007 includes an increase in the valuation allowance for the deferred tax asset of $6.9 million as well as $10.0 million related to the expiration of certain NOL carryforwards resulting in a deferred tax asset charge totaling $16.9 million. The changes during the years ended June 30, 2008 and 2007 related to the valuation allowance were due to revisions in estimates for our future taxable income.
     The charges during the years ended June 30, 2008 and 2007 related to the expiration of NOL carryforwards were due to taxable income for fiscal year 2008 being less than our prior estimates.
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
Liquidity and Capital Resources
     Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash used in operating activities for the year ended June 30, 2009 was $5.3 million, compared with net cash provided by operating activities of $18.4 million in the same period in the prior fiscal year. This decrease was primarily the result of a decrease in cash collected from premiums written and payments made as a part of our litigation settlements. Net cash provided by investing activities for the year ended June 30, 2009 was $47.7 million, compared with net cash provided by investing activities of $5.4 million for the same period in the prior fiscal year. During March 2009, we sold $35.3 million of U.S. government and agency securities and agency backed CMOs in order to utilize expiring tax NOL carryforwards. The year ended June 30, 2009 includes a net reduction in our investment portfolio of $49.9 million, while the same period in the prior fiscal year includes net additions to our investment portfolio of $12.0 million and the settlement of a $20.0 million receivable for securities in July 2007. The net proceeds from the reduction in our investment portfolio during the year ended June 30, 2009 were being held in short-term cash equivalents at June 30, 2009. Financing activities for the year ended June 30, 2009 and 2008 included principal prepayments made on our former term loan and revolving credit facility.
     Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary sources of unrestricted cash to meet its obligations are dividends from our insurance company subsidiaries and from the sale of ancillary products to our insureds. The holding company will also receive cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company will provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At June 30, 2009, we had $3.2 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay the future requirements outside of the insurance company subsidiaries.
     After the October 2008 termination of our credit facility, the debt service requirements of the holding company were limited to the debentures payable. Such debentures are interest-only and mature in full in July 2037.

FIRST ACCEPTANCE CORPORATION 10-K
Interest is fixed annually through July 2012 at $3.9 million. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which time the rate becomes variable (LIBOR plus 375 basis points).
     The remaining amounts due under our Georgia litigation settlement, which includes $2.6 million in estimated costs related to the utilization of available premium credits and any amounts to be paid with regards to reimbursement certificates, are the obligation of one of our insurance company subsidiaries. The remaining amounts due under our Alabama litigation settlement, which includes $0.4 million in estimated costs related to the utilization of available premium credits, and any amounts to be paid with regards to reimbursement certificates, are the obligation of the holding company as the insurance company subsidiaries are not a party to the Alabama settlement agreement.
     State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. Based on our statutory capital and surplus, our ordinary dividend capacity for the next twelve months will be approximately $11.0 million. During October 2008, the insurance company subsidiaries paid ordinary dividends to the holding company of $2.5 million, the proceeds of which were used to repay our former debt facility. During March 2009, the insurance company subsidiaries paid ordinary dividends to the holding company of $1.5 million, the proceeds of which were used to pay a portion of the costs of the Alabama litigation settlement.
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
Former Credit Facility
     We entered into an amendment to our credit agreement effective September 10, 2008 and terminated the credit facility effective October 31, 2008. The amended terms (i) accelerated the maturity date of the term loan facility to October 31, 2008, (ii) eliminated the revolving credit facility and (iii) removed all financial covenants for the remaining term. The unpaid balance under our credit agreement was paid in full on October 31, 2008. We entered into an interest rate swap agreement in January 2006 that fixed the interest rate on the term loan facility at 6.63%. Effective September 30, 2008, we cancelled the interest rate swap agreement for $0.1 million.
Trust Preferred Securities
     On June 15, 2007, First Acceptance Statutory Trust I (“FAST I”), our wholly-owned unconsolidated subsidiary trust entity, completed a private placement whereby FAST I issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,240 shares of common securities to us, also at $1,000 per share. FAST I used the proceeds from the sale of the preferred securities to purchase $41.2 million of junior subordinated debentures from us. The debentures will mature on July 30, 2037 and are redeemable by the Company in whole or in part beginning on July 30, 2012, at which time the preferred securities are callable. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points). The obligations of the Company under the junior subordinated debentures represent full and unconditional guarantees by the Company of FAST I’s obligations for the preferred securities. Dividends on the preferred securities are cumulative, payable quarterly in arrears and are deferrable at the Company’s option for up to five years. The dividends on these securities are the same as the interest on the debentures. The Company cannot pay dividends on its common stock during any such deferments. FAST I does not meet the requirements for consolidation of Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.

FIRST ACCEPTANCE CORPORATION 10-K
Off-Balance Sheet Arrangements
     We use off-balance sheet arrangements (e.g., operating leases) where the economics and sound business principles warrant their use.
Contractual Obligations
     The following table summarizes all of our contractual obligations by period as of June 30, 2009 (in thousands).

	Payments Due By Period
		Less
		than	1-3	3-5	More than
	Total	1 year	Years	Years	5 years

Loss and loss adjustment expense reserves (1)	$83,973	$31,154	$37,788	$11,168	$3,863
Debentures payable (2)	97,833	3,826	7,652	3,753	82,602
Capitalized lease obligations	227	70	145	12	—
Operating leases (3)	21,050	9,242	8,897	1,639	1,272
Litigation settlement (4)	3,093	3,093	—	—	—
Severance agreement obligations	444	410	34	—	—
Other	189	103	86	—	—

Total contractual cash obligations	$206,809	$47,898	$54,602	$16,572	$87,737

(1)	Loss and loss adjustment expense reserves do not have contractual maturity dates; however, based on historical payment patterns, the amount presented is our estimate of the expected timing of these payments. The timing of these payments is subject to significant uncertainty. We maintain a portfolio of marketable investments with varying maturities and a substantial amount of cash and cash equivalents intended to provide adequate cash flows for such payments.

(2)	Payments due by period assume a contractual fixed interest rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points, or 4.345% as of June 30, 2009).

(3)	Consists primarily of rental obligations under real estate leases related to our retail locations and corporate offices.

(4)	Consists primarily of the provision associated with the estimated utilization of available premium credits for Georgia and Alabama litigation settlement class members who were insured by the Company at June 30, 2009 and received the premium credits. For additional information with respect to the litigation settlements, see “Item 3. Legal Proceedings” and Note 17 to our consolidated financial statements.
Critical Accounting Estimates
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. As more information becomes known, these estimates and assumptions could change, thus having an impact on the amounts reported in the future. The following are considered to be our critical accounting estimates.
Valuation of deferred tax asset
     We maintain income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, whereby deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and operating loss and tax credit carryforwards and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Valuation of the deferred tax asset is considered a critical accounting estimate because the determination of our ability to utilize the asset involves a number of management assumptions relating to future operations that could materially affect the determination of the ultimate value and, therefore, the carrying amount of our deferred tax asset.

FIRST ACCEPTANCE CORPORATION 10-K
Goodwill and identifiable intangible assets
     Goodwill and other identifiable intangible assets are attributable to our insurance operations and were initially recorded at their estimated fair values at the date of acquisition. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we are required to perform annual impairment tests of our goodwill and intangible assets. We perform our annual impairment tests as of the last day of the fourth quarter of each fiscal year. In the event that facts and circumstances indicate that the goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. Intangible assets with finite lives have been fully amortized over their useful lives.
     The goodwill impairment test is a two-step process that requires us to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts, and comparing those estimated fair values with the carrying values of those assets and liabilities, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of the “implied fair value” of goodwill of a reporting unit requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.
     Our evaluation includes multiple assumptions, including estimated discounted cash flows and other estimates that may change over time. If future discounted cash flows become less than those projected by us, further impairment charges may become necessary that could have a materially adverse impact on our results of operations and financial condition. As quoted market prices in active stock markets are relevant evidence of fair value, a significant decrease in our common stock trading price could also indicate that an impairment of goodwill exists.
Investments
     Our investments are recorded at fair value, which is typically based on publicly available quoted prices. From time to time, the carrying value of our investments may be temporarily impaired because of the inherent volatility of publicly-traded investments. Management reviews investments for impairment on a quarterly basis. A decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary would result in a charge against income for the credit-related portion of any such impairment.
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
     Securities with declines attributable to issuer-specific fundamentals are reviewed to identify all available evidence to estimate the potential for impairment. Resources used include historical financial data included in SEC filings for corporate bonds and performance data regarding the underlying loans for CMOs. Securities with declines attributable to market or sector declines where we do not intend to sell the security and it is more likely than not that we will not be required to sell the security before the recovery of its amortized cost basis are not deemed to be other-than-temporary.
Losses and loss adjustment expense reserves
     Loss and loss adjustment expense reserves represent our best estimate of our ultimate liability for losses and loss adjustment expenses relating to events that occurred prior to the end of any given accounting period but have not been paid. Months and potentially years may elapse between the occurrence of an automobile accident covered by one of our insurance policies, the reporting of the accident and the payment of the claim. We record a liability for estimates of losses that will be paid for accidents that have been reported, which is referred to as case reserves. As accidents are not always reported when they occur, we estimate liabilities for accidents that have occurred but have not been reported.
     We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies that our insurance company subsidiaries underwrite. Each of the insurance company subsidiaries establishes a reserve for

FIRST ACCEPTANCE CORPORATION 10-K
all of its unpaid losses, including case reserves and IBNR reserves, and estimates for the cost to settle the claims. We estimate our IBNR reserves by estimating our ultimate liability for loss and loss adjustment expense reserves first, and then reducing that amount by the amount of cumulative paid claims and by the amount of our case reserves. We rely primarily on historical loss experience in determining reserve levels, on the assumption that historical loss experience provides a good indication of future loss experience. We also consider various other factors, such as inflation, claims settlement patterns, legislative activity and litigation trends. Our actuarial staff continually monitors these estimates on a state and coverage level. We utilize our actuarial staff to determine appropriate reserve levels. As experience develops or new information becomes known, we increase or decrease the level of our reserves in the period in which changes to the estimates are determined. Accordingly, the actual losses and loss adjustment expenses may differ materially from the estimates we have recorded. See “Item 1. Business — Loss and Loss Adjustment Expense Reserves” for additional information.
Forward-Looking Statements
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this report, other than statements of historical fact, are forward-looking statements. You can identify these statements from our use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:
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
     We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. Our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in “Item 1A. Risk Factors”, as well as other sections, of this report.
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

FIRST ACCEPTANCE CORPORATION 10-K
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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$145,403	$142,833	$140,311	$137,851	$135,440	$130,804

     The following table provides information about our fixed maturity investments at June 30, 2009 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of discounts at the time of purchase and OTTI) by expected maturity date for each of the five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

			Securities
	Securities	Securities	with No
	with	with	Unrealized
	Unrealized	Unrealized	Gains or
Year Ended June 30,	Gains	Losses	Losses	Amount
2010	$8,655	$1,703	$250	$10,608
2011	14,980	901	—	15,881
2012	22,556	3,301	—	25,857
2013	15,137	3,257	—	18,394
2014	7,783	1,878	—	9,661
Thereafter	39,076	20,707	—	59,783

Total	$108,187	$31,747	$250	$140,184

Fair value	$114,065	$25,882	$364	$140,311

     On June 15, 2007, our wholly-owned unconsolidated trust entity, FAST I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points).
Credit Risk
     Credit risk is managed by diversifying the portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The largest investment in any one fixed maturity security, excluding U.S. government and agency securities, is $1.9 million, or 1% of the fixed maturity portfolio. The top five investments make up 7% of the fixed maturity portfolio. The average credit quality rating for our fixed maturity portfolio was AA+ at June 30, 2009. There are no fixed maturities in the portfolio that have not produced investment income during the previous twelve months.

FIRST ACCEPTANCE CORPORATION 10-K
     The following table shows our fixed maturity portfolio by Standard & Poor’s Corporation rating as of June 30, 2009 (in thousands).

		% of		% of
	Amortized	Amortized	Fair	Fair
Comparable Rating	Cost	Cost	Value	Value
AAA	$55,069	39.1%	$56,165	40.0%
AA+, AA, AA-	24,256	17.2%	24,200	17.2%
A+, A, A-	42,602	30.3%	42,968	30.6%
BBB+, BBB, BBB-	15,514	11.0%	14,272	10.2%

Total investment grade	137,441	97.6%	137,605	98.0%

BB+, BB, BB-	2,955	2.1%	2,473	1.8%
CCC+, CCC, CCC-	60	0.1%	60	0.1%
CC+, CC, CC-	393	0.2%	173	0.1%

Total non-investment grade	3,408	2.4%	2,706	2.0%

Total	$140,849	100.0%	$140,311	100.0%

     The mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these increasing delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant declines in fair value. We have only modest exposure to sub-prime investments and no exposure to Alt-A investments. At June 30, 2009, our fixed maturity portfolio included three CMOs having sub-prime exposure with a fair value of $0.7 million, one of which was rated investment grade.
     In early 2008, several municipal bond insurers had their credit ratings downgraded or placed under review by the major nationally recognized credit rating agencies. Fitch, one of the nationally recognized credit rating agencies, downgraded AMBAC to a rating of AA from AAA. Our investment portfolio consists of $38.9 million of municipal bonds, of which $26.8 million are insured. Of the insured bonds, 66% are insured with MBIA, 18% with AMBAC and 16% with XL Capital. These securities are paying their principal and periodic interest timely.
     The following table presents the underlying ratings as of June 30, 2009, represented by the lower of either Standard and Poor’s, Fitch’s, or Moody’s ratings, of the municipal bond portfolio (in thousands).

	Insured		Uninsured		Total
		% of		% of		% of
	Fair	Fair	Fair	Fair	Fair	Fair
	Value	Value	Value	Value	Value	Value
AAA	$—	—	$4,792	39%	$4,792	12%
AA+, AA, AA-	13,573	51%	6,254	52%	19,827	51%
A+, A, A-	11,727	44%	1,050	9%	12,777	33%
BBB+, BBB, BBB-	1,502	5%	—	—	1,502	4%

Total	$26,802	100%	$12,096	100%	$38,898	100%

FIRST ACCEPTANCE CORPORATION 10-K
Item 8. Financial Statements and Supplementary Data

FIRST ACCEPTANCE CORPORATION 10-K
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Acceptance Corporation
We have audited the accompanying consolidated balance sheets of First Acceptance Corporation and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Acceptance Corporation and subsidiaries at June 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Acceptance Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 14, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
September 14, 2009

FIRST ACCEPTANCE CORPORATION 10-K
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Acceptance Corporation
We have audited First Acceptance Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, First Acceptance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Acceptance Corporation and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009, and our report dated September 14, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
September 14, 2009

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2009	2008
ASSETS

Fixed maturities, available-for-sale at fair value (amortized cost of $140,849 and $190,040, respectively)	$140,311	$189,570
Cash and cash equivalents	77,201	38,646
Premiums and fees receivable, net of allowance of $419 and $651	45,309	63,377
Deferred tax asset, net	—	17,593
Other assets	11,866	10,177
Property and equipment, net	3,921	4,876
Deferred acquisition costs	3,896	4,549
Goodwill	70,092	138,082
Identifiable intangible assets	6,360	6,360

TOTAL ASSETS	$358,956	$473,230

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loss and loss adjustment expense reserves	$83,973	$101,407
Unearned premiums and fees	57,350	77,237
Notes payable	—	3,913
Debentures payable	41,240	41,240
Other liabilities	16,537	23,974

Total liabilities	199,100	247,771

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 48,312 and 48,055 shares issued and outstanding, respectively	483	481
Additional paid-in capital	464,720	462,601
Accumulated other comprehensive loss	(538)	(470)
Accumulated deficit	(304,809)	(237,153)

Total stockholders’ equity	159,856	225,459

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$358,956	$473,230

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2009	2008	2007
Revenues:
Premiums earned	$224,113	$285,914	$300,661
Commission and fee income	31,759	36,479	37,324
Investment income	9,504	11,250	8,863
Net realized gains (losses) on fixed maturities, available-for-sale	89	(1,244)	(61)
Other	—	—	850

	265,465	332,399	347,637

Costs and expenses:
Losses and loss adjustment expenses	149,277	219,943	241,908
Insurance operating expenses	87,124	98,433	97,629
Other operating expenses	1,307	2,415	2,623
Litigation settlement	1,570	7,468	—
Stock-based compensation	2,053	1,507	1,063
Depreciation and amortization	1,910	1,679	1,624
Interest expense	4,138	4,977	1,874
Goodwill impairment	67,990	—	—

	315,369	336,422	346,721

Income (loss) before income taxes	(49,904)	(4,023)	916
Provision for income taxes	18,396	13,822	17,586

Net loss	$(68,300)	$(17,845)	$(16,670)

Net loss per share:
Basic and diluted	$(1.43)	$(0.37)	$(0.35)

Number of shares used to calculate net loss per share:
Basic and diluted	47,664	47,628	47,584

Reconciliation of net loss to comprehensive loss:
Net loss	$(68,300)	$(17,845)	$(16,670)
Unrealized change in investments	(68)	2,303	690
Other	—	(121)	121

	(68,368)	(15,663)	(15,859)
Applicable provision for income taxes	—	—	—

Comprehensive loss	$(68,368)	$(15,663)	$(15,859)

Detail of net realized gains (losses) on fixed maturities, available-for-sale:
Net realized gains (losses) on sales	$2,509	$170	$(61)
Unrealized losses on fixed maturities with other-than-temporary impairment charges	(3,640)	—	—
Non-credit portion included in comprehensive income (loss)	1,220	(1,414)	—

Other-than-temporary impairment charges recognized in income (loss)	(2,420)	(1,414)	—

Net realized gains (losses) on fixed maturities, available-for-sale	$89	$(1,244)	$(61)

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balances at June 30, 2006	47,535	$475	$459,049	$(3,463)	$(202,638)	$253,423

Net loss	—	—	—	—	(16,670)	(16,670)

Net unrealized change on investments (net of tax of $0)	—	—	—	690	—	690

Unrealized change on interest rate swap agreement	—	—	—	121	—	121

Sale of common stock	50	1	590	—	—	591

Stock-based compensation	5	—	1,063	—	—	1,063

Issuance of shares under Employee Stock Purchase Plan	25	—	266	—	—	266

Balances at June 30, 2007	47,615	476	460,968	(2,652)	(219,308)	239,484

Net loss	—	—	—	—	(17,845)	(17,845)

Net unrealized change on investments (net of tax of $0)	—	—	—	2,303	—	2,303

Unrealized change on interest rate swap agreement	—	—	—	(121)	—	(121)

Issuance of restricted common stock	400	4	(4)	—	—	—

Stock-based compensation	5	1	1,506	—	—	1,507

Issuance of shares under Employee Stock Purchase Plan	35	—	131	—	—	131

Balances at June 30, 2008	48,055	481	462,601	(470)	(237,153)	225,459

Cumulative effect of accounting change	—	—	—	(644)	644	—

Net loss	—	—	—	—	(68,300)	(68,300)

Net unrealized change on investments (net of tax of $0)	—	—	—	576	—	576

Issuance of restricted common stock	225	2	(2)	—	—	—

Stock-based compensation	5	—	2,053	—	—	2,053

Issuance of shares under Employee Stock Purchase Plan	27	—	68	—	—	68

Balances at June 30, 2009	48,312	$483	$464,720	$(538)	$(304,809)	$159,856

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(68,300)	$(17,845)	$(16,670)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,910	1,679	1,624
Stock-based compensation	2,053	1,507	1,063
Deferred income taxes	17,593	13,343	17,132
Goodwill impairment	67,990	—	—
Other-than-temporary impairment on investment securities	2,420	1,414	—
Net realized gains (losses) on sales of investments	(2,509)	(170)	61
Other	129	113	132
Change in:
Premiums and fees receivable	18,023	8,349	(6,614)
Loss and loss adjustment expense reserves	(17,434)	9,961	28,624
Unearned premiums and fees	(19,887)	(11,594)	10,500
Litigation settlement	(3,975)	6,721	—
Other	(3,328)	4,890	875

Net cash provided by (used in) operating activities	(5,315)	18,368	36,727

Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(16,228)	(44,408)	(101,295)
Maturities and paydowns of fixed maturities, available-for-sale	19,980	13,697	7,048
Sales of fixed maturities, available-for-sale	46,128	18,719	45,932
Net change in receivable/payable for securities	(1,045)	20,019	(22,889)
Purchase of common stock in trust	—	—	(1,240)
Capital expenditures	(1,003)	(2,422)	(1,769)
Cash paid for acquisitions	—	—	(1,037)
Other	(130)	(253)	(254)

Net cash provided by (used in) investing activities	47,702	5,352	(75,504)

Cash flows from financing activities:
Proceeds from borrowings	—	—	5,000
Payments on borrowings	(3,913)	(19,147)	(5,552)
Proceeds from issuance of debentures	—	—	41,240
Net proceeds from issuance of common stock	68	131	857
Other	13	(219)	(141)

Net cash provided by (used in) financing activities	(3,832)	(19,235)	41,404

Net increase in cash and cash equivalents	38,555	4,485	2,627
Cash and cash equivalents, beginning of year	38,646	34,161	31,534

Cash and cash equivalents, end of year	$77,201	$38,646	$34,161

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
     Basis of Consolidation and Reporting
     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries which are all wholly owned. These financial statements have been prepared in conformity with U.S. generally accepted accounting principles. All intercompany accounts and transactions have been eliminated in consolidation.
     Reclassifications
     Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with the current year presentation.
     Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. It also requires disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported revenues and expenses during the period. Actual results could differ from those estimates.
     Investments
     Fixed maturities, available-for-sale, include bonds with fixed principal payment schedules and mortgage-backed securities which are amortized using the retrospective method. These securities are carried at fair value with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported in other comprehensive income or loss.
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
     Investment securities are exposed to various risks such as interest rate, market and credit risk. Fair values of securities fluctuate based on changing market conditions; significant changes in market conditions could materially affect portfolio value in the near term. Management reviews investments for impairment on a quarterly basis. Fair values of investments are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on the fair value of comparable securities, discounted cash flow models or

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
similar methods. Any decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary would result in a reduction in the amortized cost of the security.
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”). Under this guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is more likely than not that it will not have to sell the security before recovery of its amortized cost basis, then an entity may separate other-than-temporary impairments (“OTTI”) into the following two components: (i) the amount related to credit losses (charged against income) and (ii) the amount related to all other factors (recorded in other comprehensive loss). The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. The Company adopted FSP FAS 115-2 effective April 1, 2009, and recorded a cumulative effect adjustment of $0.6 million to reclassify the non-credit component of previously recognized impairments from accumulated deficit to accumulated other comprehensive loss.
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
     Commission income and other fees on policies written for unaffiliated insurance companies are recognized at the date the customer is initially billed or as of the effective date of the insurance policy, whichever is later. Commissions on premium endorsements are recognized when premiums are processed. Motor club fees written by an affiliate are earned on a pro-rata basis over the respective terms of the contracts and included in commission and fee income. Fees are paid monthly by motor club members and are generally collected in advance of providing coverage, minimizing the Company’s exposure to credit risk.
     Fee income includes installment fees to compensate the Company for the costs of providing installment payment plans, as well as late payment, policy cancellation, policy rewrite and reinstatement fees. Installment fees are recognized as revenue when each installment is billed, while all other fees are recognized on a collected basis.
     Income Taxes
     Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     A valuation allowance for the deferred tax asset is established based upon management’s estimate of whether it is more likely than not that the Company would not realize tax benefits in future periods to the full extent available. Changes in the valuation allowance are recognized in income during the period in which the circumstances that cause such a change in management’s estimate occur.
     The Company accounts for income tax uncertainties under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). The Company has recognized no additional liability or reduction in deferred tax asset for unrecognized tax benefits and the Company had no FIN 48 tax liabilities at June 30, 2009 and 2008. Any interest and penalties incurred in connection with income taxes are recorded as a component of the provision (benefit) for income taxes. The Company is generally not subject to U.S. federal, state or local income tax examinations by tax authorities for taxable years prior to June 30, 2005.
     Advertising Costs
     Advertising costs are expensed when incurred. Advertising expense for the years ended June 30, 2009, 2008 and 2007 was $9.6 million, $11.9 million and $11.7 million, respectively. At June 30, 2009 and 2008, prepaid advertising costs, which are included in other assets in the accompanying consolidated balance sheets, were $2.2 million and $2.4 million, respectively.
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
     Foreclosed Real Estate Held for Sale
     Foreclosed real estate held for sale is recorded at the lower of cost or fair value less estimated costs to sell. The Company periodically reviews its portfolio of foreclosed real estate held for sale using current information including (i) independent appraisals, (ii) general economic factors affecting the area where the property is located, (iii) recent sales activity and asking prices for comparable properties and (iv) costs to sell and/or develop that would serve to lower the expected proceeds from the disposal of the real estate. Gains (losses) realized on liquidation are recorded directly to operations and included in other revenues. Foreclosed real estate held for sale assets at June 30, 2009 and 2008 of $0.7 million and $0.6 million, respectively, are included in other assets.
     Deferred Acquisition Costs
     Deferred acquisition costs include premium taxes and other variable underwriting and direct sales costs incurred in connection with writing business. These costs are deferred and amortized over the policy period in which the related premiums are earned, to the extent that such costs are deemed recoverable from future unearned premiums and anticipated investment income. Amortization expense for the years ended June 30, 2009, 2008 and 2007 was $15.8 million, $18.2 million and $20.5 million, respectively.
     Goodwill and Other Identifiable Intangible Assets
     Goodwill and other identifiable intangible assets are attributable to the Company’s insurance operations and were initially recorded at their estimated fair values at the date of acquisition. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, the Company is required to perform annual impairment tests of its goodwill and intangible assets. The Company performs its annual impairment tests as of the last day of the fourth quarter of each fiscal year. In the event that facts and circumstances indicate that the goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. Intangible assets with finite lives have been fully amortized over their useful lives.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts, and comparing those estimated fair values with the carrying values of those assets and liabilities, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of the “implied fair value” of goodwill of a reporting unit requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.
     As a result of adverse impact of the difficult economic conditions on our customers and our business and the resulting decline in our share price during the most recent quarter, we have estimated that a goodwill impairment charge would be required upon the completion of a detailed allocation of the reporting unit fair value. Accordingly, the Company recognized a non-cash, pre-tax goodwill impairment charge of $68.0 million in the fourth quarter of fiscal year 2009. Due to the complexity of the fair value calculations involved, it is expected that the goodwill impairment charge will be finalized by the end of the first quarter of fiscal year 2010 and it is not expected to differ materially from this estimate. The key assumptions used to determine the fair value of the Company’s reporting unit, from a market participant’s perspective, included (i) long-term revenue growth rates ranging from 5% to 10%, (ii) a discount rate of 14.5%, which was based on an estimated weighted average cost of capital adjusted for the risks associated with its operations, and (iii) recent industry transaction trends in price to tangible book multiples and related returns on tangible equity. Management does not believe that the estimated goodwill impairment charge will have a materially adverse impact on the continuing operations, liquidity, or statutory surplus of the Company.
     The Company’s evaluation includes multiple assumptions, including estimated discounted cash flows and other estimates that may change over time. If future discounted cash flows become less than those projected by the Company, further impairment charges may become necessary that could have a materially adverse impact on the Company’s results of operations and financial condition. As quoted market prices in active stock markets are relevant evidence of fair value, a significant decrease in the Company’s common stock trading price could also indicate that an impairment of goodwill exists.
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
     Recent Accounting Pronouncements
     Effective July 1, 2008, the Company adopted the provisions of FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. The adoption of SFAS 157 did not have a material impact on the results of operations or financial condition of the Company. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values effective June 30, 2009, and the impact was not material. In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance on estimating the fair value of an asset or liability when there is no active market and on identifying transactions that are not orderly. The

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Company has considered the guidance provided by FSP 157-4 in its determination of estimated fair values as of June 30, 2009, and the impact was not material.
     Effective July 1, 2008, the Company adopted the provisions of FASB Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), which includes an amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement applies to all entities and most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. The Company did not elect the fair value option and, as a result, the adoption of SFAS 159 did not have an impact on the Company’s results of operations or financial condition.
     Effective April 1, 2009, the Company adopted the provisions of FSP FAS 115-2. Under this guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is more likely than not that it will not have to sell the security before recovery of its amortized cost basis, then an entity may separate OTTI into the following two components: (i) the amount related to credit losses (recognized in income) and (ii) the amount related to all other factors (recorded in other comprehensive loss). Both components are required to be shown in the consolidated statements of operations. The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. As a result of the adoption of this pronouncement, the Company recorded a cumulative effect adjustment of $0.6 million to reclassify the non-credit component of previously recognized impairments from accumulated deficit to accumulated other comprehensive loss. This reclassification had no impact on reported earnings for the year ended June 30, 2009.
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires fair value disclosures in interim financial statements for financial instruments that are not reflected in the balance sheet at fair value. Formerly, these disclosures were only required annually. The Company will include these disclosures beginning with its quarter ending September 30, 2009.
     In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s financial condition or results of operations. The Company has evaluated subsequent events through the date the consolidated financial statements were issued, which was September 14, 2009.
     In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles recognized by the FASB. Codification does not create new accounting and reporting standards but organizes their structure. The Company will adopt SFAS 168 beginning with its quarter ending September 30, 2009.
     Supplemental Cash Flow Information
     During the years ended June 30, 2009, 2008 and 2007, the Company paid $0.5 million, $0.5 million and $0.8 million, respectively, in income taxes and $4.0 million, $4.3 million and $1.7 million, respectively, in interest.
     Basic and Diluted Net Income (Loss) Per Share
     Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares, while diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of such

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
common shares and dilutive share equivalents. Dilutive share equivalents result from the assumed exercise of employee stock options and vesting of restricted common stock and are calculated using the treasury stock method.
2. Business Combinations
     Effective January 12, 2006, the Company acquired certain assets (principally the trade names, customer lists and relationships and the lease rights to 72 retail locations) of two non-standard automobile insurance agencies under common control in Chicago, Illinois. The Company received a monthly fee from the seller through December 31, 2006 totaling $5.0 million as compensation for servicing the run-off of business previously written by the agencies through other insurance companies. Fees of $0.9 million and $4.1 million were recognized and included in other revenues during the years ended June 30, 2007 and 2006, respectively. Of the $2.6 million in acquired identifiable intangible assets, $1.6 million was assigned to trademark and trade names, which are not subject to amortization. The remaining $1.0 million of acquired identifiable intangible assets relates to the value of customer lists and relationships and was fully amortized over a 30-month period through June 2008 in proportion to anticipated policy expirations.
     For the years ended June 30, 2008 and 2007, amortization related to all identifiable intangible assets was $0.1 million and $0.4 million, respectively. At June 30, 2008, there were no remaining identifiable intangible assets subject to amortization.
3. Investments
     Restrictions
     At June 30, 2009, fixed maturities and cash equivalents with a fair value of $6.5 million (amortized cost of $6.9 million) were on deposit with various insurance departments as a requirement of doing business in those states. Cash equivalents of $6.2 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.
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
     Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs are based on market data from independent sources, while unobservable inputs reflect the Company’s view of market assumptions in the absence of observable market information. All assets and liabilities that are carried at fair value are classified and disclosed in one of the following categories:
Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Quoted market prices for similar assets or liabilities in active markets; quoted prices by independent pricing services for identical or similar assets or liabilities in markets that are not active; and valuations, using models or other valuation techniques, that use observable market data. All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the market place.

Level 3	—	Instruments that use non-binding broker quotes or model driven valuations that do not have observable market data.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following table presents the fair-value measurements for each major category of assets that are measured on a recurring basis as of June 30, 2009 (in thousands).

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$11,180	$11,180	$—	$—
State	8,563	—	8,563	—
Political subdivisions	1,854	—	1,854	—
Revenue and assessment	28,481	—	28,481	—
Corporate bonds	46,726	—	46,726	—
Collateralized mortgage obligations:
Agency backed	31,926	—	31,926	—
Non-agency backed — residential	5,618	—	3,688	1,930
Non-agency backed — commercial	5,963	—	5,256	707

Total fixed maturities, available-for-sale	140,311	11,180	126,494	2,637
Cash and cash equivalents	77,201	77,201	—	—

Total	$217,512	$88,381	$126,494	$2,637

     The fair values of the Company’s fixed maturities are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above table are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified securities in the table above consist of five CMOs that are priced from non-binding broker quotes obtained from a single dealer familiar with each particular security or model driven valuations that do not have observable market data. Based on the nature of these securities and the lack of similar securities trading to obtain observable market data, the Company believes that these Level 3 valuations are more subjective in nature. The Company has not made any adjustments to the prices obtained from the independent pricing sources and dealers.
     The Company has reviewed the pricing techniques and methodologies of the independent pricing sources and dealers and believes that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. The Company monitored security-specific valuation trends and discussed material changes or the absence of expected changes with the pricing sources to understand the underlying factors and inputs and to validate the reasonableness of the pricing.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Based on the above categorization, the following table represents the quantitative disclosure for those assets included in category Level 3 as of June 30, 2009 (in thousands).

Fair Value
Measurements
Using
Significant
Unobservable
Inputs
(Level 3)
Balance at July 1, 2008	$167
Total gains or losses (realized or unrealized):
Included in net income (loss)	(63)
Included in comprehensive income (loss)	(24)
Purchases, sales, issuances and settlements	(25)
Transfers in and/or out of Level 3	2,582

Balance at June 30, 2009	$2,637

     Investment Income and Net Realized Gains and Losses
     The major categories of investment income follow (in thousands).

	Year Ended June 30,
	2009	2008	2007
Fixed maturities, available-for-sale	$9,588	$9,747	$7,770
Cash and cash equivalents	383	1,824	1,520
Other	116	117	5
Investment expenses	(583)	(438)	(432)

	$9,504	$11,250	$8,863

     The components of net realized gains (losses) on fixed maturities, available-for-sale are as follows (in thousands).

	Year Ended June 30,
	2009	2008	2007
Realized gains on sales	$2,662	$424	$90
Realized losses on sales	(153)	(254)	(151)
Other-than-temporary impairment losses	(2,420)	(1,414)	—

	$89	$(1,244)	$(61)

     The non-credit related portion of OTTI charges are included in other comprehensive loss. The amounts of such charges taken for securities still owned at June 30, 2009 were $0.6 million for non-agency backed residential CMOs and $0.6 million for non-agency backed commercial CMOs.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Fixed Maturities, Available-for-Sale
     The following tables summarize the Company’s fixed maturity securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value
U.S. government and agencies	$10,744	$473	$(37)	$11,180
State	8,238	344	(19)	8,563
Political subdivisions	1,834	52	(32)	1,854
Revenue and assessment	27,816	831	(166)	28,481
Corporate bonds	45,737	1,654	(665)	46,726
Collateralized mortgage obligations:
Agency backed	30,656	1,270	—	31,926
Non-agency backed — residential	8,178	1	(2,561)	5,618
Non-agency backed — commercial	7,646	—	(1,683)	5,963

	$140,849	$4,625	$(5,163)	$140,311

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2008	Cost	Gains	Losses	Value
U.S. government and agencies	$32,046	$1,112	$(1)	$33,157
State	7,423	168	(77)	7,514
Political subdivisions	3,606	7	(28)	3,585
Revenue and assessment	30,066	288	(440)	29,914
Corporate bonds	47,381	154	(1,006)	46,529
Collateralized mortgage obligations:
Agency backed	52,701	650	(255)	53,096
Non-agency backed — residential	8,766	—	(721)	8,045
Non-agency backed — commercial	8,051	—	(321)	7,730

	$190,040	$2,379	$(2,849)	$189,570

     The following table sets forth the scheduled maturities of the Company’s fixed maturity securities at June 30, 2009 based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
	Gains	Losses	Losses	Securities
One year or less	$4,376	$905	$250	$5,531
After one through five years	50,827	1,951	—	52,778
After five through ten years	21,554	5,490	—	27,044
After ten years	4,777	6,674	—	11,451
No single maturity date	32,531	10,862	114	43,507

	$114,065	$25,882	$364	$140,311

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The fair value and gross unrealized losses of fixed maturities, available-for-sale, by the length of time that individual securities have been in a continuous unrealized loss position follows (in thousands).

	Less than 12 months		12 months or longer
		Gross		Gross	Total Gross
		Unrealized		Unrealized	Unrealized
June 30, 2009	Fair Value	Losses	Fair Value	Losses	Losses
U.S. government and agencies	$963	$(37)	$—	$—	$(37)
State	—	—	678	(19)	(19)
Political subdivisions	48	(1)	471	(31)	(32)
Revenue and assessment	533	(11)	4,305	(155)	(166)
Corporate bonds	—	—	8,022	(665)	(665)
Collateralized mortgage obligations
Agency backed	—	—	—	—	—
Non-agency backed — residential	—	—	4,898	(2,561)	(2,561)
Non-agency backed — commercial	—	—	5,964	(1,683)	(1,683)

	$1,544	$(49)	$24,338	$(5,114)	$(5,163)

	Less than 12 months		12 months or longer
		Gross		Gross	Total Gross
		Unrealized		Unrealized	Unrealized
June 30, 2008	Fair Value	Losses	Fair Value	Losses	Losses
U.S. government and agencies	$1,000	$(1)	$—	$—	$(1)
State	1,056	(77)	—	—	(77)
Political subdivisions	1,540	(6)	537	(22)	(28)
Revenue and assessment	13,237	(439)	23	(1)	(440)
Corporate bonds	30,055	(566)	2,572	(440)	(1,006)
Collateralized mortgage obligations
Agency backed	13,365	(255)	—	—	(255)
Non-agency backed — residential	2,080	(78)	5,216	(643)	(721)
Non-agency backed — commercial	4,857	(110)	2,041	(211)	(321)

	$67,190	$(1,532)	$10,389	$(1,317)	$(2,849)

     The number of securities with gross unrealized gains and losses follows. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than	Greater	Gross
	or equal to	than 12	Unrealized
As of:	12 months	months	Gains
June 30, 2009	3	37	133
June 30, 2008	79	16	108
     The fair value and gross unrealized losses of those securities in a continuous unrealized loss position for greater than 12 months at June 30, 2009 follows. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

	Number		Gross
	of	Fair	Unrealized
Gross Unrealized Losses	Securities	Value	Losses
Less than 10%	17	$15,368	$(766)
Greater than 10%	20	8,970	(4,348)

	37	$24,338	$(5,114)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The following table sets forth the amount of gross unrealized loss by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 (in thousands).

	Fair Value of
	Securities with		Severity of Gross Unrealized Losses
	Gross	Gross			Greater
Length of	Unrealized	Unrealized	Less		than
Gross Unrealized Losses:	Losses	Losses	than 5%	5% to 10%	10%
Less than or equal to:
Three months	$—	$—	$—	$—	$—
Six months	1,011	(38)	(38)	—	—
Nine months	—	—	—	—	—
Twelve months	533	(11)	(11)	—	—
Greater than twelve months	24,338	(5,114)	(249)	(517)	(4,348)

Total	$25,882	$(5,163)	$(298)	$(517)	$(4,348)

     Other-Than-Temporary Impairment
     Effective April 1, 2009, the Company adopted the provisions of FSP FAS 115-2. Under this guidance, the Company separates OTTI into the following two components: (i) the amount related to credit losses which is recognized in the consolidated statement of operations and (ii) the amount related to all other factors which is recorded in other comprehensive income (loss). The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. As a result of the adoption of this pronouncement, the cumulative effect resulted in an adjustment of $0.6 million to reclassify the non-credit component of previously recognized impairments from accumulated deficit to accumulated other comprehensive loss.
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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The number and amount of securities for which the Company has recorded OTTI are presented in the following table (in thousands). Impairment in fiscal year 2009 included additional charges to the six CMOs initially impaired in fiscal year 2008. The Company recognized no OTTI in fiscal year 2007.

	Year Ended June 30,
	2009		2008
	Number of		Number of
	Securities	OTTI	Securities	OTTI
Corporate bonds	3	$(871)	—	$—
Collateralized mortgage obligations:
Non-agency backed — residential	5	(1,564)	3	(778)
Non-agency backed — commercial	4	(1,205)	3	(636)

	12	(3,640)	6	(1,414)

Portion of loss recognized in accumulated other comprehensive loss		1,220		—

Net OTTI recognized in income		$(2,420)		$(1,414)

     The following is a rollforward of OTTI showing the amounts that have been recognized in net loss and reclassified to accumulated other comprehensive loss as a result of the cumulative effect of accounting change (in thousands).

Recognized in net loss:
Year ended June 30, 2008	$(1,414)
Nine months ended March 31, 2009	(1,987)

(3,401)
Cumulative effect of accounting change	644

Balance at April 1, 2009	(2,757)
Recognized in net loss:
Three months ended June 30, 2009	(433)

$(3,190)

     On a quarterly basis, the Company reviews cash flow estimates for certain non-agency backed CMOs of lessor credit quality following the guidance of FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). Accordingly, when changes in estimated cash flows from previous estimates occur due to actual prepayment and credit loss experience, and the present value of the revised cash flows is less than the present value previously estimated, OTTI is deemed to have occurred. For non-agency backed CMOs not subject to FSP EITF 99-20-1, the Company prepares quarterly projected cash flow analyses and when it is indicated that a principal loss is probable, OTTI is deemed to have occurred. The timing of projected cash flows on CMOs has changed as economic conditions have prevented the underlying borrowers from refinancing the mortgages underlying these securities, thereby reducing the amount of projected prepayments. Likewise, economic conditions have caused an increase in the actual and projected delinquencies in the underlying mortgages. These factors have resulted in the OTTI that the Company has recognized related to non-agency backed CMOs.
     The Company’s review of non-agency backed CMOs included an analysis of available information such as collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position in their respective capital structures, and credit ratings from statistical rating agencies. The Company reviews quarterly projected cash flow analyses for each security utilizing current assumptions regarding (i) actual and anticipated delinquencies, (ii) delinquency transition-to-default rates, and (iii) loss severities. Based on its quarterly reviews, the Company determined that there had not been an adverse change in projected cash flows, except in the case of those securities previously discussed which incurred OTTI charges. The Company believes that the unrealized losses on these securities are not necessarily predictive of the ultimate performance of the underlying collateral. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The OTTI charges on corporate bonds was recognized as these bonds were considered to be impaired based on the extent and duration of the declines in their fair values and issuer-specific fundamentals relating to (i) poor operating results and weakened financial conditions, (ii) negative industry trends further impacted by the recent economic decline, and (iii) a series of downgrades to their credit ratings. Based on the factors that existed at the time of impairment, the Company did not believe that these bonds would recover their unrealized losses in the near future.
     The Company believes that the remaining securities having unrealized losses at June 30, 2009 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.
4. Reinsurance
     Total premiums written and earned are summarized as follows (in thousands).

	Year Ended June 30,
	2009		2008		2007
	Written	Earned	Written	Earned	Written	Earned
Direct	$187,935	$206,358	$253,807	$265,630	$290,784	$280,946
Assumed	17,044	17,755	20,167	20,284	19,872	19,715

Total	$204,979	$224,113	$273,974	$285,914	$310,656	$300,661

     Assumed business represents private-passenger non-standard automobile insurance premiums produced by a managing general agency subsidiary in Texas written through a program with a county mutual insurance company and assumed by the Company through 100% quota-share reinsurance.
     The percentages of premiums assumed to net premiums written for the years ended June 30, 2009, 2008 and 2007 were 8%, 7% and 6%, respectively.
5. Stock-Based Compensation Plans
     Employee Stock-Based Incentive Plan
     The Company has issued stock options (“Stock Option Awards”) and restricted common stock (“Restricted Stock Awards”) to employees under its 2002 Long Term Incentive Plan, as amended (the “Plan”), and accounts for such issuances in accordance with FASB Statement No. 123 (Revised), Share Based Payment. At June 30, 2009, there were 2,110,748 shares remaining available for issuance under the Plan. Stock Option Awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock Option Awards expire over ten years and generally vest equally in annual installments over four or five years, while the Restricted Stock Awards vest in designated installments through October 1, 2011. Certain awards provide for accelerated vesting if there is a change in control (as defined in the Plan).
     During the years ended June 30, 2009 and 2008, the Company issued Restricted Stock Awards for 224,574 and 400,000 shares, respectively, of restricted common stock to certain employees pursuant to the Plan and Restricted Stock Award Agreements. Pursuant to the Restricted Stock Award Agreements, 190,000 Restricted Stock Awards vested on July 1, 2009, 240,000 Restricted Stock Awards will vest in annual installments through fiscal year 2012, 17,537 Restricted Stock Awards will vest equally in annual installments over four years through fiscal year 2013 and 177,037 Restricted Stock Awards will vest equally in annual installments over five years through fiscal year 2014. Expected compensation expense related to the issuance of these Restricted Stock Awards is $1.8 million, which will be amortized through March 2014.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Compensation expense related to Stock Option Awards is calculated under the fair value method and is recorded on a straight-line basis over the vesting period. Fair value of the Stock Option Awards was estimated at the grant dates using the Black-Scholes option pricing model based on the following assumptions.

	Year Ended June 30,
	2009	2008	2007
Expected option term	—	10 years	10 years
Annualized volatility rate	—	31 to 43%	32 to 33%
Risk-free rate of return	—	3.48 to 5.02%	4.74 to 4.77%
Dividend yield	—	0%	0%
     A summary of the status of the Plan as of June 30, 2009, 2008 and 2007 and changes during the years then ended is presented below (in thousands, except per share data).

			Weighted
			Average	Aggregate
			Exercise	Intrinsic
	Options	Exercise Price	Price	Value
Options outstanding at June 30, 2006	4,081	$3.00-$ 8.13	$3.37
Granted	635	$10.12-$11.81	$11.61
Exercised	—	—	—
Forfeited	—	—	—

Options outstanding at June 30, 2007	4,716	$3.00-$11.81	$4.48
Granted	955	$3.04-$10.08	$3.26
Exercised	—	—	—
Forfeited	(215)	$3.04-$11.81	$7.89

Options outstanding at June 30, 2008	5,456	$3.00-$11.81	$4.13
Granted	—	—	—
Exercised	—	—	—
Forfeited	(148)	$3.00-$11.81	$7.51

Options outstanding at June 30, 2009	5,308	$3.00-$11.81	$4.04	—

Options exercisable/vested at June 30, 2009	4,402	$3.00-$11.81	$3.71	—

     The weighted average estimated fair value of Stock Option Awards granted during the years ended June 30, 2008, and 2007 was $1.90 and $6.27, respectively. There were no Stock Option Awards granted during the year ended June 30, 2009. As of June 30, 2009, the weighted average remaining contractual life of options outstanding and exercisable/vested is approximately 4.8 years and 4.1 years, respectively.
     Employee Stock Purchase Plan
     The Company’s Board of Directors has adopted the First Acceptance Corporation Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may purchase shares of the Company’s common stock at a price equal to the lower of the closing market price on the first or last trading day of a six-month period. ESPP participants can authorize payroll deductions, administered through an independent plan custodian, of up to 15% of their salary to purchase semi-annually (June 30 and December 31) up to $25,000 of the Company’s common stock during each calendar year. The Company has reserved 200,000 shares of common stock for issuance under the ESPP. Employees purchased approximately 27,000, 35,000 and 25,000 shares during the years ended June 30, 2009, 2008 and 2007, respectively. Compensation expense attributable to subscriptions to purchase shares under the ESPP was $17,000, $27,000 and $25,000 for the years ended June 30, 2009, 2008 and 2007. At June 30, 2009, 79,138 shares remain available for issuance under the ESPP.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Employee Benefit Plan
     The Company sponsors a defined contribution retirement plan (“401k Plan”) under Section 401(k) of the Internal Revenue Code. The 401k Plan covers substantially all employees who meet specified service requirements. Under the 401k Plan, the Company may, at its discretion, match 100% of the first 3% of an employee’s salary plus 50% of the next 2% up to the maximum allowed by the Internal Revenue Code. The Company’s contributions to the 401k Plan for the years ended June 30, 2009, 2008 and 2007 were $0.8 million, $0.7 million and $0.7 million, respectively.
7. Property and Equipment
     The components of property and equipment are as follows (in thousands).

	June 30,
	2009	2008
Furniture and equipment	$8,027	$7,967
Leasehold improvements	2,105	2,060
Capitalized leases	826	588
Aircraft	190	190

	11,148	10,805
Less: accumulated depreciation	(7,227)	(5,929)

Property and equipment, net	$3,921	$4,876

     Depreciation and amortization expense related to property and equipment was $1.9 million, $1.6 million and $1.2 million for the years ended June 30, 2009, 2008 and 2007, respectively.
8. Lease Commitments
     Operating Leases
     The Company is committed under various lease agreements for office space and equipment. Certain lease agreements contain renewal options and rent escalation clauses. Rental expense for 2009, 2008 and 2007 was $10.7 million, $12.2 million and $11.6 million, respectively. Future minimum lease payments under these agreements follow (in thousands).

Year Ending June 30,	Amount
2010	$9,242
2011	5,867
2012	3,030
2013	1,219
2014	420
Thereafter	1,272

Total	$21,050

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     Capital Leases
     The maturities of the capitalized lease obligations secured by equipment as of June 30, 2009 are as follows (in thousands).

Capitalized
Lease
Year Ending June 30,	Obligations
2010	$70
2011	81
2012	64
2013	12

$227
Less: Amount representing executory costs	(4)

Net minimum lease payments	223
Less: Amount representing interest	(4)

Present value of net minimum lease payments	$219

9. Losses and Loss Adjustment Expenses Incurred and Paid
     Information regarding the reserve for unpaid losses and loss adjustment expenses (“LAE”) is as follows (in thousands).

	Year Ended June 30,
	2009	2008	2007

Liability for unpaid losses and LAE at beginning of year, gross	$101,407	$91,446	$62,822
Reinsurance balances receivable	(259)	(309)	(1,301)

Liability for unpaid losses and LAE at beginning of year, net	101,148	91,137	61,521

Add: Provision for losses and LAE:
Current year	160,659	221,342	238,043
Prior years	(11,382)	(1,399)	3,865

Net losses and LAE incurred	149,277	219,943	241,908

Less: Losses and LAE paid:
Current year	103,566	141,736	160,872
Prior years	62,964	68,196	51,420

Net losses and LAE paid	166,530	209,932	212,292

Liability for unpaid losses and LAE at end of year, net	83,895	101,148	91,137
Reinsurance balances receivable	78	259	309

Liability for unpaid losses and LAE at end of year, gross	$83,973	$101,407	$91,446

     Management believes that the favorable change in the estimate of unpaid losses and loss adjustment expenses of $11.4 million for the year ended June 30, 2009 was due to lower than anticipated severity and frequency of accidents in the states in which the Company operates. The year-over-year improvement reflects among other things, favorable severity trends in property and physical damage coverages, rate actions taken in a number of states to improve underwriting profitability, improvement in the Company’s underwriting and claim handling practices, and the shift in business mix toward renewal policies, which have lower loss ratios than new policies.
     The favorable change in the estimate of unpaid losses and loss adjustment expenses of $1.4 million for the year ended June 30, 2008 was primarily the result of lower than anticipated severity and frequency of accidents in certain states in which the Company operates. There were no individual factors that had a material impact in this favorable change.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The unfavorable change in the estimate of unpaid losses and loss adjustment expenses of $3.9 million for the year ended June 30, 2007 was impacted by the limited historical loss experience in the Company’s newer states which required more judgment in determining loss reserve estimates for those states. Such unfavorable change was primarily related to the bodily injury and Personal Injury Protection coverages in Florida.
10. Notes Payable
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
     The debentures are classified as debentures payable in the Company’s consolidated balance sheets and the interest paid on these debentures is classified as interest expense in the consolidated statements of operations.
12. Income Taxes
     The provision for income taxes consisted of the following (in thousands).

	Year Ended June 30,
	2009	2008	2007
Federal:
Current	$295	$31	$75
Deferred	17,440	13,496	17,132

	17,735	13,527	17,207

State:
Current	508	448	379
Deferred	153	(153)	—

	661	295	379

	$18,396	$13,822	$17,586

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The provision for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands).

	Year Ended June 30,
	2009	2008	2007
Provision (benefit) for income taxes at statutory rate	$(17,466)	$(1,408)	$321
Tax effect of:
Tax-exempt investment income	(16)	(32)	(78)
Change in the beginning of the year balance of the valuation allowance for deferred tax asset allocated to income taxes	(6,113)	3,571	6,882
Net operating loss carryforward expirations	24,534	11,380	9,990
Goodwill	16,724	—	—
State income taxes, net of federal income tax benefit and state valuation allowance	482	139	246
Other	251	172	225

	$18,396	$13,822	$17,586

     The tax effects of temporary differences that give rise to the net deferred tax assets and liabilities at June 30, 2009 and 2008 are presented below (in thousands).

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$4,207	$33,884
Stock option compensation	4,089	3,475
Unearned premiums and loss and loss adjustment expense reserves	5,524	7,316
Goodwill	3,847	—
Net unrealized change on investments	188	164
Alternative minimum tax (“AMT”) credit carryforwards	1,609	1,314
Accrued expenses and other nondeductible items	4,290	3,993
Other	2,532	1,377

	26,286	51,523

Deferred tax liabilities:
Deferred acquisition costs	(1,364)	(1,592)
Goodwill	—	(2,264)

	(1,364)	(3,856)

Total net deferred tax asset	24,922	47,667
Less: Valuation allowance	(24,922)	(30,074)

Net deferred tax asset	$—	$17,593

     The Company had a valuation allowance of $24.9 million and $30.1 million at June 30, 2009 and 2008, respectively, to reduce net deferred tax assets to the amount that is more likely than not to be realized, which included all net deferred tax assets at June 30, 2009. The change in the total valuation allowance for the year ended June 30, 2009 was a decrease of $5.2 million. The current year tax provision was increased by a net charge of $10.2 million resulting from the $15.3 million tax effect of the goodwill impairment charge and the establishment of a full valuation allowance on the remaining net deferred tax assets offset by a tax benefit of $5.1 million related to the utilization of federal net operating loss (“NOL”) carryforwards that were to expire on June 30, 2009 that had been previously reserved for through a valuation allowance.
     In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. Under FASB Statement No. 109, Accounting for Income Taxes, the Company was required to assess whether a valuation allowance should be established against the Company’s deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
objectively verified. As a result of the goodwill impairment charge of $68.0 million, the Company is in a cumulative pre-tax loss over a three-year period. In assessing the Company’s ability to support the realizability of its deferred tax assets, management has considered both positive and negative evidence. The Company has placed greater weight on the uncertainty associated with the current economic challenges and the related goodwill impairment charge. Therefore, the Company established a valuation allowance against all net deferred tax assets. The deferred tax valuation allowance may be released in future years if management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is released, the Company would record an income tax benefit for the portion or all of the deferred tax valuation allowance released.
     The net changes in the total valuation allowance for the years ended June 30, 2008 and 2007 were increases of $3.0 million and $6.6 million, respectively. The increases during fiscal years 2008 and 2007 included charges of $11.4 million and $10.0 million, respectively, related to the expiration of certain federal NOL carryforwards due to taxable income for the respective fiscal years being less than the Company’s previous estimates of taxable income.
     At June 30, 2009, the Company had state NOL carryforwards of $11.3 million that begin to expire in 2019 and AMT credit carryforwards of $1.6 million that have no expiration date. At June 30, 2009, the Company had gross NOL carryforwards for federal income tax purposes of $12.0 million, which are available to offset future federal taxable income. As discussed previously, on a tax-affected basis, all remaining federal NOL carryforwards at June 30, 2009 have been fully reserved for through a valuation allowance.
     The gross federal NOL carryforwards will expire in 2010 through 2023, as shown in the following table (in thousands).

Expiration Year Ended June 30,	Amount
2010	$7,095
2011	2,099
2012	—
2013	2
Thereafter	2,823

Total NOL carryforwards	$12,019

13. Net Loss Per Share
     Statement of Financial Accounting Standards No. 128, Earnings Per Share, specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). Basic EPS are computed using the weighted average number of shares outstanding. Diluted EPS are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding securities with a right to purchase or convert into common stock.
     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data).

	Year Ended June 30,
	2009	2008	2007
Net loss	$(68,300)	$(17,845)	$(16,670)

Weighted average common basic shares	47,664	47,628	47,584
Effect of dilutive securities	—	—	—

Weighted average common dilutive shares	47,664	47,628	47,584

Basic and diluted net loss per share	$(1.43)	$(0.37)	$(0.35)

     For the year ended June 30, 2009, options to purchase approximately 5.3 million shares of common stock, a dilutive effect of approximately 0.8 million shares, and 0.6 million shares of unvested restricted common stock were not included in the computation of diluted net income per share as their inclusion would have been anti-dilutive.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     For the year ended June 30, 2008, options to purchase approximately 5.5 million shares of common stock, a dilutive effect of approximately 1.5 million shares, and 0.4 million shares of unvested restricted common stock were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.
     For the year ended June 30, 2007, options to purchase approximately 4.7 million shares of common stock, a dilutive effect of approximately 2.1 million shares were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.
14. Concentrations of Credit Risk
     At June 30, 2009, the Company had certain concentrations of credit risk with several financial institutions in the form of cash and cash equivalents, which amounted to $77.2 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company and the amount of available Federal Deposit Insurance Corporation insurance is periodically reviewed. If the financial institutions failed to completely perform under terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.
     The Company primarily transacts business either directly with its policyholders or through three independently-owned insurance agencies in Tennessee who exclusively write insurance policies on behalf of the Company. Direct policyholders make payments directly to the Company. Balances due from policyholders are generally secured by the related unearned premium. The Company requires a down payment at the time the policy is originated and subsequent scheduled payments are monitored in order to prevent the Company from providing coverage beyond the date for which payment has been received. If subsequent payments are not made timely, the policy is generally canceled at no loss to the Company. Policyholders whose premiums are written through the independent agencies make their payments to these agencies that in turn remit these payments to the Company. Balances due to the Company resulting from premium payments made to these agencies are unsecured.
15. Related Party Transactions
     Certain of the Company’s executives are covered by employment agreements covering, among other things, base compensation, incentive-bonus determinations and payments in the event of termination, or a change in control of the Company.
     Effective May 2004, the Company entered into an advisory services agreement with an entity controlled by a current director of the Company to render advisory services in connection with financings, mergers and acquisitions and other related matters involving the Company. In consideration for the advisory services to be provided, the Company paid the advisor a quarterly fee of $62,500 for a four-year period through April 2008. There are no further amounts due related to the advisory services agreement.
     In September 2006, the Company sold 50,000 shares of common stock to an executive officer for an aggregate purchase price of $0.6 million, or $11.81 per share, which was the closing price of the common stock on the New York Stock Exchange on the date of sale.
16. Severance
     During the years ended June 30, 2009 and 2008, the Company entered into separation agreements with certain officers and management personnel. Accordingly, the Company incurred charges during the years ended June 30, 2009 and 2008 of approximately $0.2 million and $1.1 million, respectively. Fiscal year 2008 includes a $0.1 million non-cash charge related to the vesting of remaining unvested stock options. The remaining severance and benefit accrual of $0.2 million as of June 30, 2009 is classified in other liabilities in the Company’s consolidated balance sheets. Severance and benefits charges are included in insurance operating expenses, and the non-cash charge related to the vesting of remaining unvested stock options is included in stock-based compensation expense in the consolidated statements of operations. The insurance operations segment includes the accrued severance and benefits charge, and the real estate and corporate segment includes the accelerated vesting charge.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Litigation
     The Company is named as a defendant in various lawsuits, arising in the ordinary course of business, generally relating to its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves. The Company also faces lawsuits that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action and individual lawsuits that involve issues arising in the course of the Company’s business. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by FASB Statement No. 5, Accounting for Contingencies (“SFAS 5”). Pursuant to SFAS 5, reserves for a loss may only be recognized if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management evaluates each legal action in accordance with SFAS 5 and records reserves for losses as warranted by establishing a reserve in its consolidated balance sheets in loss and loss adjustment expense reserves for bad faith claims and in other liabilities for other lawsuits. Amounts incurred are recorded in the Company’s consolidated statements of operations in losses and loss adjustment expenses for bad faith claims and in insurance operating expenses for other lawsuits unless otherwise disclosed.
     The Company has established an accrual for a loss under SFAS 5 related to the settlement of litigation brought against the Company in Alabama and Georgia with respect to its sales practices, primarily the sale of motor club memberships currently or formerly sold in those states. The Company entered into a Stipulation and Agreement of Settlement, which was approved by the court in November 2008, with the plaintiffs in the Georgia litigation. On December 5, 2008, the Company entered into a Stipulation and Agreement of Settlement, which was approved by the court in February 2009, with the plaintiffs in the Alabama litigation. Pursuant to the terms of these settlements, eligible class members are entitled to certain premium credits towards a future automobile insurance policy with the Company or a reimbursement certificate for future rental or towing expenses. Benefits to the Georgia class members commenced January 1, 2009. Benefits to the Alabama class members commenced March 7, 2009. As a part of the settlements, the Company agreed to pay $6.5 million in fees and expenses for the attorneys for the Georgia and Alabama plaintiffs and to pay all costs associated with the administration of the settlements.
     At this time, the Company is unable to estimate the costs associated with the Georgia and Alabama litigation settlements related to the utilization of reimbursement certificates. However, sufficient information related to the premium credits has existed since December 31, 2008 to allow the Company to reasonably estimate and accrue the total costs associated with the utilization of available premium credits associated with the Georgia litigation and the Alabama litigation. The final costs of the settlements will depend on, among other factors, the rate of redemption and forfeiture of the premium credits and reimbursement certificates.
     Regarding the Georgia and Alabama settlements, based upon its analysis of the premium credits available to class members at December 31, 2008, the Company accrued approximately $5.2 million associated with the estimated utilization of available premium credits for Georgia and Alabama class members who were insured by the Company on December 31, 2008 and received the premium credits. Since January 1, 2009, $1.3 million of available premium credits have been utilized and $0.9 million have been forfeited. The Company is not able to reasonably estimate and, therefore, did not accrue any estimated costs for Georgia and Alabama class members that were not insured by the Company on June 30, 2009 that received the premium credits as a result of the uncertainties associated with those class members purchasing a new automobile insurance policy from the Company and utilizing the approximately $1.0 million of premium credits available to them.
     The litigation settlement costs are set forth separately in the consolidated statements of operations. During the year ended June 30, 2009, the Company paid $6.5 million in fees and expenses to the attorneys for the Georgia and Alabama plaintiffs and $0.3 million in costs associated with the administration of the settlements, all of which were accrued at June 30, 2008. During the year ended June 30, 2009, the Company incurred an additional $0.2 million in legal costs in connection with the defense of the litigation. The Company has a remaining accrual as of June 30, 2009 for those currently estimable costs associated with the utilization of available premium credits of $3.0 million. Management intends to adjust the initial estimated accrual as necessary during future periods to account for the impact of actual rate of redemption and forfeiture of the premium credits and reimbursement certificates.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     In July 2009, the Company received $2.95 million from its insurance carrier regarding coverage for the costs and expenses incurred by the Company relating to the settlement of the Georgia and Alabama litigation. This insurance recovery was accrued in fiscal year 2009 and included in other assets in the Company’s consolidated balance sheet and as a reduction of litigation settlement expenses in the Company’s consolidated statement of operations.
     The litigation costs are classified in the litigation settlement expenses line item in the Company’s consolidated statements of operations for the years ended June 30, 2009 and 2008. The remaining litigation settlement accrual is classified in other liabilities in the Company’s consolidated balance sheets.
18. Fair Value of Financial Instruments
     The carrying values and fair values of certain of the Company’s financial instruments as of June 30, 2009 and 2008 were as follows (in thousands).

	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale	$140,311	$140,311	$189,570	$189,570
Cash and cash equivalents	77,201	77,201	38,646	38,646
Premiums and fees receivable, net	45,309	45,309	63,377	63,377
Liabilities:
Notes payable	—	—	3,913	3,913
Capitalized lease obligations	224	224	211	211
Debentures payable	41,240	15,568	41,240	30,668
     The fair values as presented represent the Company’s best estimates and may not be substantiated by comparisons to independent markets. The fair value of the debentures payable was based on current market rates offered for debt with similar risks and maturities. Certain financial instruments and all non-financial instruments are not required to be disclosed. Therefore, the aggregate fair values presented in the table do not purport to represent the Company’s underlying value.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Segment Information
     The Company operates in two business segments with its primary focus being the selling, servicing and underwriting of non-standard personal automobile insurance. The real estate and corporate segment consists of the activities related to the disposition of foreclosed real estate held for sale, interest expense associated with all debt and other general corporate overhead expenses.
     The following table presents selected financial data by business segment (in thousands).

	Year Ended June 30,
	2009	2008	2007
Revenues:
Insurance	$265,341	$332,219	$347,431
Real estate and corporate	124	180	206

Consolidated total	$265,465	$332,399	$347,637

Income (loss) before income taxes:
Insurance	$(42,536)	$4,685	$6,252
Real estate and corporate	(7,368)	(8,708)	(5,336)

Consolidated total	$(49,904)	$(4,023)	$916

	June 30,
	2009	2008
Total assets:
Insurance	$348,801	$458,120
Real estate and corporate	10,155	15,110

Consolidated total	$358,956	$473,230

20. Statutory Financial Information and Accounting Policies
     The statutory-basis financial statements of the Insurance Companies are prepared in accordance with accounting practices prescribed or permitted by the Department of Insurance in each respective state of domicile. Each state of domicile requires that insurance companies domiciled in those states prepare their statutory-basis financial statements in accordance with the National Association of Insurance Commissioners Accounting Practices and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile. The Insurance Companies are required to report their risk-based capital (“RBC”) each December 31. Failure to maintain an adequate RBC could subject the Insurance Companies to regulatory action and could restrict the payment of dividends. As of December 31, 2008, the RBC levels of the Insurance Companies did not subject them to any regulatory action. However, as a part of its 2008 RBC calculation, First Acceptance Insurance Company of Georgia, Inc. failed the “Trend Test” as the litigation settlement expense it incurred in 2008 caused its combined ratio to exceed 120%. On April 28, 2009, an explanation of this matter was provided to the Georgia Insurance Department. Since that date, no regulatory action has been taken, nor is any such action anticipated.
     At June 30, 2009 and 2008, on an unaudited consolidated statutory basis, capital and surplus was $114.3 million and $113.1 million, respectively. For the fiscal year ended June 30, 2009, 2008 and 2007, unaudited consolidated statutory net income (loss) as filed was $7.3 million, $3.8 million and $(1.9) million, respectively.
     The maximum amount of dividends which can be paid by First Acceptance Insurance Company, Inc. (“FAIC”) to the Company, without the prior approval of the Texas insurance commissioner, is limited to the greater of 10% of statutory capital and surplus as of December 31 of the next preceding year or net income for the year. Accordingly, as of December 31, 2008, the maximum amount of dividends available to be paid to the Company from FAIC without prior approval in any preceding twelve-month period is approximately $11.0 million.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21. Selected Quarterly Financial Data (unaudited)
     Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data for the years ended June 30, 2009 and 2008 is summarized as follows (in thousands, except per share data).

	Quarters Ended
	September 30,	December 31,	March 31,	June 30,
Year Ended June 30, 2009:
Total revenues	$71,589	$65,080	$67,097	$61,699
Income (loss) before income taxes	$3,753	$(1,388)	$3,991	$(56,260)
Net income (loss)	$1,841	$(1,003)	$2,394	$(71,532)

Basic and diluted net income (loss) per share	$0.04	$(0.02)	$0.05	$(1.50)

Year Ended June 30, 2008:
Total revenues	$87,158	$82,341	$83,985	$78,915
Income (loss) before income taxes	$2,963	$33	$1,287	$(8,306)
Net income (loss)	$1,892	$(11,731)	$758	$(8,764)

Basic and diluted net income (loss) per share	$0.04	$(0.25)	$0.02	$(0.18)
     Loss before income taxes for the quarter ended June 30, 2009 of $56.3 million included a goodwill impairment charge of $68.0 million (see Note 1), $4.5 million of favorable development in the Company’s estimate of unpaid loss and loss adjustment expenses, and an insurance recovery of $2.95 million reflected as a reduction of litigation settlement expenses (see Note 17). Net loss for the quarter ended June 30, 2009 included a net charge to the tax provision of $10.2 million resulting from the $15.3 million tax effect of the goodwill impairment charge and the establishment of a full valuation allowance on the remaining deferred tax assets offset by a tax benefit of $5.1 million related to the utilization of federal NOL carryforwards that were to expire on June 30, 2009 that had been previously reserved for through a valuation allowance (see Note 12).
     Loss before income taxes for the quarter ended June 30, 2008 of $8.3 million included $7.0 million in settlement, defense and administration costs associated with the litigation settlements (see Note 17). Net loss for the quarter ended June 30, 2008 included an increase in the provision for income taxes of $3.3 million due to the increase in the valuation allowance for the deferred tax asset relating to certain federal NOL carryforwards expiring during fiscal year 2009 as a result of the litigation settlements. Previously, during the quarter ended December 31, 2007, the Company increased its valuation allowance for the deferred tax asset related to certain federal NOL carryforwards that expire in fiscal year 2008 and 2009 by $11.6 million.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.

Item 9A.	Controls and Procedures
      Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2009. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.
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
     Information with respect to our directors and executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 17, 2009, is incorporated herein by reference.
     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 17, 2009, is incorporated herein by reference.
     Information with respect to our code of business conduct and ethics, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 17, 2009, is incorporated herein by reference.
     Information with respect to our corporate governance disclosures, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 17, 2009, is incorporated herein by reference.
     On November 7, 2008, the Company filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. The Company has filed as exhibits to this Annual Report on Form 10-K and to the Annual Report on Form 10-K for the year ended June 30, 2008, the applicable certifications of its Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of the Company’s public disclosures.

Item 11.	Executive Compensation
     Information with respect to the compensation of our executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 17, 2009, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 17, 2009, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     Information with respect to certain relationships and related transactions, and director independence, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 17, 2009, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
     Information with respect to the fees paid to and services provided by our principal accountants, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 17, 2009, is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	Financial Statements, Financial Statement Schedules and Exhibits
(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules:

Schedule I — Financial Information of Registrant (Parent Company)

(3)	Exhibits: See the exhibit listing set forth below.

Exhibit
Number

2.1	Agreement and Plan of Merger by and among the Company, USAH Merger Sub, Inc., USAuto Holdings, Inc. and the Stockholders of USAuto Holdings, Inc., dated as of December 15, 2003 (incorporated by reference to Exhibit 2.1 of Registration Statement No. 333-111161 on Form S-1, filed December 15, 2003).

3.1	Restated Certificate of Incorporation of First Acceptance Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 3, 2004).

3.2	Second Amended and Restated Bylaws of First Acceptance Corporation (incorporated by reference to Exhibit 3 of the Company’s Current Report on Form 8-K dated November 9, 2007).

4.1	Registration Rights Agreement, dated as of July 1, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 11, 2002).

4.2	Form of certificate representing shares of common stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed December 26, 2002).

10.1	First Acceptance Corporation 2002 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 filed May 18, 2004).*

10.2	Nonqualified Stock Option Agreement, dated as of July 9, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated July 11, 2002).*

10.3	Advisory Services Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Edwards Capital LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.4	Employment Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.5	Nonqualified Stock Option Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

Exhibit
Number

10.6	Nonqualified Stock Option Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.7	Registration Rights Agreement, dated as of April 30, 2004, by and among First Acceptance Corporation, Stephen J. Harrison and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated May 3, 2004).

10.8	Form of Restricted Stock Award Agreement under the Company’s 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 3, 2004).*

10.9	Form of Nonqualified Stock Option Agreement under the Company’s 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 3, 2004).*

10.10	First Acceptance Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registration Statement No. 333-121551 on Form S-8, filed December 22, 2004).

10.11	Summary of Compensation for Non- Employee Directors and Named Executive Officers.

10.12	Asset Purchase Agreement, dated as of January 12, 2006, by and among First Acceptance Corporation, Acceptance Insurance Agency of Illinois, Inc., Insurance Plus Agency II, Inc., Yale International Insurance Agency, Inc. and Constantine Danos (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 18, 2006).

10.13	Stock Purchase Agreement, dated as of September 13, 2006, by and between First Acceptance Corporation and Edward Pierce (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated September 19, 2006).*

10.14	Nonqualified Stock Option Agreement, dated as of September 13, 2006, by and between First Acceptance Corporation and Edward Pierce (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated September 19, 2006).*

10.15	Amendment to Employment Agreement, dated as of September 13, 2006, by and between First Acceptance Corporation and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K dated September 19, 2006).*

10.16	Nonqualified Stock Option Agreement, dated as of October 9, 2006, by and between First Acceptance Corporation and Kevin P. Cohn (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated October 12, 2006).*

10.17	Second Amendment to the First Acceptance Corporation 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q dated May 10, 2007).*

10.18	Form of Restricted Stock Award Agreement of Outside Directors under the Company’s 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated May 10, 2007).*

10.19	Form of Indemnification Agreement between the Company and each of the Company’s directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 10-Q dated May 10, 2007).*

10.20	Junior Subordinated Indenture, dated June 15, 2007, between First Acceptance Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated June 18, 2007).

Exhibit
Number

10.21	Guarantee Agreement, dated June 15, 2007, between First Acceptance Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated June 18, 2007).

10.22	Amended and Restated Trust Agreement, dated June 15, 2007, among First Acceptance Corporation, Wilmington Trust Company and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated June 18, 2007).

10.23	Release Agreement, dated December 31, 2007, between First Acceptance Corporation and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated January 4, 2008).*

10.24	Amended and Restated Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated February 11, 2008).*

10.25	Amended and Restated Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, by and between First Acceptance Corporation and Edward Pierce (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated February 11, 2008).*

10.26	Amended and Restated Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, by and between First Acceptance Corporation and Kevin P. Cohn (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K dated February 11, 2008).*

10.27	Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, by and between First Acceptance Corporation and William R. Pentecost (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K dated February 11, 2008).*

10.28	First Amendment to First Acceptance Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated February 11, 2008).

10.29	Restricted Stock Award Agreement, dated as of March 18, 2008, between First Acceptance Corporation and Edward Pierce (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated March 21, 2008).*

10.30	Form of Restricted Stock Award Agreement between First Acceptance Corporation and Stephen J. Harrison and Edward Pierce (incorporated by reference to Exhibit 99 of the Company’s Current Report on Form 8-K dated October 6, 2008).*

10.31	Stipulation and Agreement of Settlement, made and entered into as of September 10, 2008, by First Acceptance Insurance Company of Georgia, Inc., and its predecessors and affiliates, Village Auto Insurance Company, U.S. Auto Insurance Company, and Transit Auto Club, Inc., and Annette Rush and all other persons similarly situated by and through their undersigned attorneys of record (incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q dated November 10, 2008).

10.32	Stipulation and Agreement of Settlement, dated as of December 5, 2008, by First Acceptance Insurance Company, Inc., and its predecessors and affiliates, USAuto Insurance Company, and Transit Automobile Club, Inc., by and through their attorneys of record, and Margaret Franklin and all other persons similarly situated, by and through their attorneys of record (incorporated by reference to Exhibit 99 of the Company’s Current Report on Form 8-K dated December 11, 2008).

10.33	Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, between First Acceptance Corporation and Daniel L. Walker (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated May 11, 2009).*

10.34	Amended and Restated Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, between First Acceptance Corporation and Keith E. Bornemann (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated May 11, 2009).*

14	First Acceptance Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K dated September 28, 2004).

21	Subsidiaries of First Acceptance Corporation.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION
Date: September 14, 2009	By	/s/ Stephen J. Harrison
Stephen J. Harrison
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen J. Harrison Stephen J. Harrison	Chief Executive Officer and Director (Principal Executive Officer)	September 14, 2009

/s/ Kevin P. Cohn Kevin P. Cohn	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 14, 2009

/s/ Gerald J. Ford Gerald J. Ford	Chairman of the Board of Directors	September 14, 2009

/s/ Thomas M. Harrison, Jr. Thomas M. Harrison, Jr.	Director	September 14, 2009

/s/ Rhodes R. Bobbitt Rhodes R. Bobbitt	Director	September 14, 2009

Harvey B. Cash	Director

/s/ Donald J. Edwards Donald J. Edwards	Director	September 14, 2009

/s/ Tom C. Nichols Tom C. Nichols	Director	September 14, 2009

/s/ Lyndon L. Olson Lyndon L. Olson	Director	September 14, 2009

/s/ William A. Shipp, Jr. William A. Shipp, Jr.	Director	September 14, 2009

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
SCHEDULE I. FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
(in thousands)

	June 30,
	2009	2008
Balance Sheets
Assets:
Investment in subsidiaries, at equity in net assets	$190,941	$257,305
Cash and cash equivalents	3,058	2,465
Deferred tax asset, net	—	8,927
Other assets	7,035	3,335
Amounts due from subsidiaries	62	383

	$201,096	$272,415

Liabilities:
Notes payable	$—	$3,913
Debentures payable	41,240	41,240
Other liabilities	—	1,803
Stockholders’ equity	159,856	225,459

	$201,096	$272,415

	Year Ended June 30,
	2009	2008	2007
Statements of Operations
Investment income	$124	$180	$206
Equity in income (loss) of subsidiaries, net of tax	(58,650)	2,805	3,677
Expenses	(7,492)	(8,888)	(5,542)

Loss before income taxes	(66,018)	(5,903)	(1,659)
Provision for income taxes	2,282	11,942	15,011

Net loss	$(68,300)	$(17,845)	$(16,670)

	Year Ended June 30,
	2009	2008	2007
Statements of Cash Flows
Cash flows from operating activities:
Net loss	$(68,300)	$(17,845)	$(16,670)
Equity in income (loss) of subsidiaries, net of tax	58,650	(2,805)	(3,677)
Stock-based compensation	2,053	1,507	1,063
Deferred income taxes	8,927	15,747	18,037
Change in assets and liabilities	(5,044)	(2,829)	3,322

Net cash provided by (used in) operating activities	(3,714)	(6,225)	2,075

Cash flows from investing activities:
Investment in subsidiary	(2,685)	—	(45,765)
Dividend from subsidiary	10,975	17,609	6,435
Improvements to foreclosed real estate	(138)	(253)	(254)
Purchase of common stock in trust	—	—	(1,240)

Net cash provided by (used in) investing activities	8,152	17,356	(40,824)

Cash flows from financing activities:
Proceeds from borrowings	—	—	5,000
Payments on borrowings	(3,913)	(19,147)	(5,552)
Proceeds from issuance of debentures	—	—	41,240
Net proceeds from issuance of common stock	68	131	857

Net cash provided by (used in) financing activities	(3,845)	(19,016)	41,545

Net increase (decrease) in cash and cash equivalents	593	(7,885)	2,796
Cash and cash equivalents, beginning of year	2,465	10,350	7,554

Cash and cash equivalents, end of year	$3,058	$2,465	$10,350