Form 10-Q
period 2009-09-30
FIRST ACCEPTANCE CORP /DE/
filed 2009-11-09
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)(d).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
At November 9, 2009, there were 48,308,406 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS
Fixed maturities, available-for-sale at fair value (amortized cost of $178,003 and $140,849, respectively)	$181,640	$140,311
Cash and cash equivalents	37,271	77,201
Premiums and fees receivable, net of allowance of $458 and $419	45,633	45,309
Other assets	9,845	11,866
Property and equipment, net	3,604	3,921
Deferred acquisition costs	4,197	3,896
Goodwill	70,092	70,092
Identifiable intangible assets	6,360	6,360

TOTAL ASSETS	$358,642	$358,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$81,736	$83,973
Unearned premiums and fees	56,608	57,350
Debentures payable	41,240	41,240
Other liabilities	11,884	16,537

Total liabilities	191,468	199,100

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 48,308 and 48,312 shares issued and outstanding, respectively	483	483
Additional paid-in capital	465,103	464,720
Accumulated other comprehensive income (loss)	3,637	(538)
Accumulated deficit	(302,049)	(304,809)

Total stockholders’ equity	167,174	159,856

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$358,642	$358,956

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2009	2008
Revenues:
Premiums earned	$48,467	$61,838
Commission and fee income	6,954	8,243
Investment income	1,913	2,723
Net realized losses on fixed maturities, available-for-sale	(22)	(1,215)

	57,312	71,589

Costs and expenses:
Losses and loss adjustment expenses	33,153	43,732
Insurance operating expenses	19,570	21,446
Other operating expenses	273	392
Litigation settlement	(381)	145
Stock-based compensation	383	495
Depreciation and amortization	464	469
Interest expense	989	1,157

	54,451	67,836

Income before income taxes	2,861	3,753
Provision for income taxes	101	1,912

Net income	$2,760	$1,841

Net income per share:
Basic and diluted	$0.06	$0.04

Number of shares used to calculate net income per share:
Basic	47,877	47,655

Diluted	48,853	49,244

Reconciliation of net income to comprehensive income (loss):
Net income	$2,760	$1,841
Net unrealized change in investments	4,175	(3,462)

Comprehensive income (loss)	$6,935	$(1,621)

Detail of net realized losses on fixed maturities, available-for-sale:
Net realized gains on sales	$299	$50
Unrealized losses on fixed maturities with other-than-temporary impairment charges	(321)	(1,265)
Non-credit portion included in comprehensive income (loss)	—	—

Other-than-temporary impairment charges recognized in income	(321)	(1,265)

Net realized losses on fixed maturities, available-for-sale	$(22)	$(1,215)

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$2,760	$1,841
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	464	469
Stock-based compensation	383	495
Deferred income taxes	—	1,701
Other-than-temporary impairment on investment securities	321	1,265
Net realized gains on sales of investments	(299)	(50)
Other	127	39
Change in:
Premiums and fees receivable	(324)	5,670
Loss and loss adjustment expense reserves	(2,237)	(2,776)
Unearned premiums and fees	(742)	(6,963)
Litigation settlement	1,480	145
Other	(4,383)	(4,367)

Net cash used in operating activities	(2,450)	(2,531)

Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(51,298)	(10,036)
Maturities and paydowns of fixed maturities, available-for-sale	2,452	3,409
Sales of fixed maturities, available-for-sale	11,545	2,488
Net change in receivable/payable for securities	—	(1,045)
Capital expenditures	(149)	(254)
Other	(21)	(85)

Net cash used in investing activities	(37,471)	(5,523)

Cash flows from financing activities:
Payments on borrowings	(9)	(1,491)

Net cash used in financing activities	(9)	(1,491)

Net decrease in cash and cash equivalents	(39,930)	(9,545)
Cash and cash equivalents, beginning of period	77,201	38,646

Cash and cash equivalents, end of period	$37,271	$29,101

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
     The consolidated financial statements of First Acceptance Corporation (the “Company”) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with the current year presentation.
     In connection with the preparation of these consolidated interim financial statements, the Company has evaluated subsequent events through November 9, 2009, which is the date the financial statements were issued. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
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
     Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs are based on market data from independent sources, while unobservable inputs reflect the Company’s view of market assumptions in the absence of observable market information. All assets and liabilities that are carried at fair value are classified and disclosed in one of the following categories:
Level 1 –	Quoted prices in active markets for identical assets or liabilities.
Level 2 –	Quoted market prices for similar assets or liabilities in active markets; quoted prices by independent pricing services for identical or similar assets or liabilities in markets that are not active; and valuations, using models or other valuation techniques, that use observable market data. All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the market place.
Level 3 –	Instruments that use non-binding broker quotes or model driven valuations that do not have observable market data.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following table presents the fair-value measurements for each major category of assets that are measured on a recurring basis at September 30, 2009 (in thousands).

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$24,107	$24,107	$—	$—
State	8,341	—	8,341	—
Political subdivisions	1,863	—	1,863	—
Revenue and assessment	28,123	—	28,123	—
Corporate bonds	74,885	—	74,885	—
Collateralized mortgage obligations:				—
Agency backed	31,628	—	31,628	—
Non-agency backed — residential	6,066	—	2,772	3,294
Non-agency backed — commercial	6,627	—	6,627	—

Total fixed maturities, available-for-sale	181,640	24,107	154,239	3,294
Cash and cash equivalents	37,271	37,271	—	—

Total	$218,911	$61,378	$154,239	$3,294

     The fair values of the Company’s fixed maturities are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above table are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified securities in the table above consist of five collateralized mortgage obligations (“CMOs”) that are priced from non-binding broker quotes obtained from a single dealer familiar with each particular security or model driven valuations that do not have observable market data. Based on the nature of these securities and the lack of similar securities trading to obtain observable market data, the Company believes that these Level 3 valuations are more subjective in nature. The Company has not made any adjustments to the prices obtained from the independent pricing sources and dealers.
     The Company has reviewed the pricing techniques and methodologies of the independent pricing sources and dealers and believes that their policies adequately consider market activity, either based on specific transactions for the security valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. The Company monitored security-specific valuation trends and discussed material changes or the absence of expected changes with the pricing sources to understand the underlying factors and inputs and to validate the reasonableness of the pricing.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Based on the above categorization, the following table represents the quantitative disclosure for those assets included in category Level 3 at September 30, 2009 (in thousands).

Fair Value
Measurements
Using
Significant
Unobservable
Inputs
(Level 3)
Balance at July 1, 2009	$2,637
Total gains or losses (realized or unrealized):
Included in net income	22
Included in other comprehensive income (loss)	263
Purchases, sales, issuances and settlements	(2)
Transfers in to Level 3	2,390
Transfers out of Level 3	(2,016)

Balance at September 30, 2009	$3,294

     Investment Income and Net Realized Gains and Losses
     The major categories of investment income follow (in thousands).

	Three Months Ended
	September 30,
	2009	2008
Fixed maturities, available-for-sale	$2,029	$2,630
Cash and cash equivalents	19	179
Other	29	29
Investment expenses	(164)	(115)

	$1,913	$2,723

     The components of net realized gains (losses) on fixed maturities, available-for-sale are as follows (in thousands).

	Three Months Ended
	September 30,
	2009	2008
Gains	$303	$59
Losses	(4)	(9)
Other-than-temporary impairment	(321)	(1,265)

	$(22)	$(1,215)

     Realized gains and losses on sales of securities are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) charges are included in other comprehensive income (loss). The amounts of such charges taken for securities still owned at September 30, 2009 and June 30, 2009 were $0.6 million for non-agency backed residential CMOs and $0.6 million for non-agency backed commercial CMOs.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Fixed Maturities, Available-for-Sale
     The following tables summarize the Company’s fixed maturity securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2009	Cost	Gains	Losses	Value
U.S. government and agencies	$23,542	$565	$—	$24,107
State	7,975	370	(4)	8,341
Political subdivisions	1,825	59	(21)	1,863
Revenue and assessment	27,169	1,014	(60)	28,123
Corporate bonds	72,076	3,046	(237)	74,885
Collateralized mortgage obligations:
Agency backed	29,991	1,637	—	31,628
Non-agency backed — residential	7,806	17	(1,757)	6,066
Non-agency backed — commercial	7,619	1	(993)	6,627

	$178,003	$6,709	$(3,072)	$181,640

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value
U.S. government and agencies	$10,744	$473	$(37)	$11,180
State	8,238	344	(19)	8,563
Political subdivisions	1,834	52	(32)	1,854
Revenue and assessment	27,816	831	(166)	28,481
Corporate bonds	45,737	1,654	(665)	46,726
Collateralized mortgage obligations:
Agency backed	30,656	1,270	—	31,926
Non-agency backed — residential	8,178	1	(2,561)	5,618
Non-agency backed — commercial	7,646	—	(1,683)	5,963

	$140,849	$4,625	$(5,163)	$140,311

     The following table sets forth the scheduled maturities of our fixed maturity securities at September 30, 2009 based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
	Gains	Losses	Losses	Securities
One year or less	$3,896	$978	$—	$4,874
After one through five years	81,628	492	—	82,120
After five through ten years	38,429	734	—	39,163
After ten years	5,203	5,959	—	11,162
No single maturity date	32,236	11,917	168	44,321

	$161,392	$20,080	$168	$181,640

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following table reflects the number of securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than	Greater	Gross
	or equal to	than 12	Unrealized
At:	12 months	months	Gains
September 30, 2009	5	27	150
June 30, 2009	3	37	133
     The following tables reflect the fair value and gross unrealized losses of those securities in a continuous unrealized loss position for greater than 12 months. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at September 30, 2009:	Securities	Value	Losses
Less than 10%	13	$10,239	$(452)
Greater than 10%	14	6,257	(2,577)

	27	$16,496	$(3,029)

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at June 30, 2009:	Securities	Value	Losses
Less than 10%	17	$15,368	$(766)
Greater than 10%	20	8,970	(4,348)

	37	$24,338	$(5,114)

     The following tables set forth the amount of gross unrealized loss by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of
	Securities with		Severity of Gross Unrealized Losses
Length of	Gross	Gross			Greater
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	than
at September 30, 2009:	Losses	Losses	than 5%	10%	10%
Less than or equal to:
Three months	$2,537	$(41)	$(41)	$—	$—
Six months	—	—	—	—	—
Nine months	37	(1)	(1)	—	—
Twelve months	1,010	(1)	(1)	—	—
Greater than twelve months	16,496	(3,029)	(83)	(369)	(2,577)

Total	$20,080	$(3,072)	$(126)	$(369)	$(2,577)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Fair Value of
	Securities with		Severity of Gross Unrealized Losses
Length of	Gross	Gross			Greater
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	than
at June 30, 2009:	Losses	Losses	than 5%	10%	10%
Less than or equal to:
Three months	$—	$—	$—	$—	$—
Six months	1,011	(38)	(38)	—	—
Nine months	—	—	—	—	—
Twelve months	533	(11)	(11)	—	—
Greater than twelve months	24,338	(5,114)	(249)	(517)	(4,348)

Total	$25,882	$(5,163)	$(298)	$(517)	$(4,348)

     Other-Than-Temporary Impairment
     Effective April 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments (Prior authoritative literature: FASB Staff Position No. FAS 115-2) (“FASB ASC 320-10-65”). Under this guidance, the Company separates OTTI into the following two components: (i) the amount related to credit losses which is recognized in the consolidated statement of operations and (ii) the amount related to all other factors which is recorded in other comprehensive income (loss). The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield at the date of acquisition.
     The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. The Company routinely monitors its fixed maturity portfolio for changes in fair value that might indicate potential impairments and performs detailed reviews on such securities. Changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer or (ii) market-related factors such as interest rates or sector declines.
     The issuer-specific factors considered in reaching the conclusion that securities with declines are not other-than-temporary include (i) the extent and duration of the decline in fair value, including the duration of any significant decline in value, (ii) whether the security is current as to payments of principal and interest, (iii) a valuation of any underlying collateral, (iv) current and future conditions and trends for both the business and its industry, (v) changes in cash flow assumptions for CMOs and (vi) rating agency actions. Based on these factors, the Company makes a determination as to the probability of recovering principal and interest on the security.
     The number and amount of securities for which the Company has recorded OTTI are presented in the following table (in thousands, except for the number of securities).

	Three Months Ended September 30,
	2009		2008
	Number		Number
	of		of
	Securities	OTTI	Securities	OTTI
Corporate bonds	—	$—	2	$(721)
Collateralized mortgage obligations:
Non-agency backed — residential	3	(321)	3	(283)
Non-agency backed — commercial	—	—	3	(261)

	3	$(321)	8	$(1,265)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Since the adoption of FASB ASC 320-10-65, the following is a progression of the credit-related portion of OTTI on fixed maturity securities owned at September 30, 2009 (in thousands).

Balance at June 30, 2009	$(2,870)
Additional credit impairments on:
Previously impaired securities	(49)
Securities without previous impairments	(272)

(321)
Reductions for securities sold	552

Balance at September 30, 2009	$(2,639)

     On a quarterly basis, the Company reviews cash flow estimates for certain non-agency backed CMOs of lesser credit quality following the guidance of FASB ASC 325-40-65, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (Prior authoritative literature: FSP EITF 99-20-1) (“FASB ASC 325-40-65”). Accordingly, when changes in estimated cash flows from the cash flows previously estimated occur due to actual or estimated prepayment or credit loss experience, and the present value of the revised cash flows is less than the present value previously estimated, OTTI is deemed to have occurred. For non-agency backed CMOs not subject to FASB ASC 325-40-65, the Company prepares quarterly projected cash flow analyses and recognizes OTTI when it determines that a loss is probable. The Company has recognized OTTI related to certain non-agency backed CMOs as the underlying cash flows have been adversely impacted due to a reduction in prepayments from mortgage refinancing and an increase in actual and projected delinquencies in the underlying mortgages.
     The Company’s review of non-agency backed CMOs included an analysis of available information such as collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position in their respective capital structures, and credit ratings from statistical rating agencies. The Company reviews quarterly projected cash flow analyses for each security utilizing current assumptions regarding (i) actual and anticipated delinquencies, (ii) delinquency transition-to-default rates, and (iii) loss severities. Based on its quarterly reviews, the Company determined that there had not been an adverse change in projected cash flows, except in the case of those securities for which OTTI charges have been recorded. The Company believes that the unrealized losses on these securities are not necessarily predictive of the ultimate performance of the underlying collateral. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.
     The OTTI charges in fiscal year 2009 on corporate bonds were recorded as these bonds were considered to be impaired based on the extent and duration of the declines in their fair values and issuer-specific fundamentals relating to (i) poor operating results and weakened financial conditions, (ii) negative industry trends further impacted by the recent economic decline, and (iii) a series of downgrades to their credit ratings. Based on the factors that existed at the time of impairment, the Company did not believe that these bonds would recover their unrealized losses in the near future.
     The Company believes that the remaining securities having unrealized losses at September 30, 2009 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data).

	Three Months Ended
	September 30,
	2009	2008
Net income	$2,760	$1,841

Weighted average common basic shares	47,877	47,655
Effect of dilutive securities	976	1,589

Weighted average common dilutive shares	48,853	49,244

Basic and diluted net income per share	$0.06	$0.04

     For the three months ended September 30, 2009, options to purchase approximately 5.3 million shares of common stock, a dilutive effect of approximately 0.5 million shares, and 0.4 million shares of unvested restricted common stock were included in the computation of diluted income per share. For the three months ended September 30, 2008, options to purchase approximately 5.4 million shares of common stock, a dilutive effect of approximately 1.2 million shares, and 0.4 million shares of unvested restricted common stock were included in the computation of diluted income per share.
4. Income Taxes
     The provision for income taxes consisted of the following (in thousands).

	Three Months Ended
	September 30,
	2009	2008
Federal:
Current	$—	$44
Deferred	—	1,687

	—	1,731

State:
Current	101	167
Deferred	—	14

	101	181

	$101	$1,912

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The provision for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income before income taxes as a result of the following (in thousands).

	Three Months Ended
	September 30,
	2009	2008
Provision for income taxes at statutory rate	$1,001	$1,314
Tax effect of:
Tax-exempt investment income	(4)	(6)
Change in the beginning of the year balance of the valuation allowance for deferred tax assets allocated to income taxes	(1,000)	252
State income taxes, net of federal income tax benefit and state valuation allowance	101	122
Other	3	230

	$101	$1,912

     The Company had a valuation allowance of $23.9 million and $24.9 million at September 30, 2009 and June 30, 2009, respectively, to reduce net deferred tax assets to the amount that is more likely than not to be realized, which included all net deferred tax assets at September 30, 2009 and June 30, 2009.
     In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its deferred tax assets, management has considered both positive and negative evidence. The Company has placed greater weight on historical results and established a valuation allowance against all net deferred tax assets at September 30, 2009 and June 30, 2009. The deferred tax valuation allowance may be adjusted in future years if management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, the Company would record an income tax benefit for the amount of the adjustment.
5. Goodwill and Identifiable Intangible Assets
     Goodwill and other identifiable intangible assets are attributable to the Company’s insurance operations and were initially recorded at their estimated fair values at the date of acquisition. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. The Company performs required annual impairment tests of its goodwill and intangible assets as of the last day of the fourth quarter of each fiscal year. In the event that facts and circumstances indicate that the goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. Intangible assets with finite lives have been fully amortized over their useful lives.
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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     As a result of the adverse impact of difficult economic conditions on the Company’s customers and business and the resulting decline in its share price during the fourth quarter of fiscal year 2009, the Company estimated that a goodwill impairment was probable. Accordingly, the Company recognized an estimated non-cash, pre-tax goodwill impairment charge of $68.0 million in the fourth quarter of fiscal year 2009. Due to the complexity of the fair value calculations involved, the analysis of the goodwill impairment charge recognized during the fourth quarter of the 2009 fiscal year was finalized during the first quarter of fiscal year 2010 and the amount of the impairment did not differ from the initial estimate.
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
6. Litigation
     The Company is named as a defendant in various lawsuits, arising in the ordinary course of business, generally relating to its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves. The Company also faces lawsuits that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action and individual lawsuits that involve issues arising in the course of the Company’s business. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by FASB ASC 450-20, Loss Contingencies (Prior authoritative literature: FASB Statement No. 5) (“FASB ASC 450-20”). Pursuant to FASB ASC 450-20, reserves for a loss may only be recognized if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management evaluates each legal action and records reserves for losses as warranted by establishing a reserve in its consolidated balance sheets in loss and loss adjustment expense reserves for bad faith claims and in other liabilities for other lawsuits. Amounts incurred are recorded in the Company’s consolidated statements of operations in losses and loss adjustment expenses for bad faith claims and in insurance operating expenses for other lawsuits unless otherwise disclosed.
     The Company has established an accrual for losses related to the litigation settlements entered into during fiscal year 2009 related to litigation brought against the Company in Alabama and Georgia with respect to its sales practices, primarily the sale of motor club memberships currently or formerly sold in those states. Pursuant to the terms of the settlements, eligible class members are entitled to certain premium credits towards a future automobile insurance policy with the Company or a reimbursement certificate for future rental or towing expenses. Benefits to the Georgia and Alabama class members commenced January 1, 2009 and March 7, 2009, respectively.
     At this time, the Company is unable to estimate the costs associated with the litigation settlements related to the utilization of reimbursement certificates. However, sufficient information related to the premium credits has existed since December 31, 2008 to allow the Company to reasonably estimate and accrue the total costs associated with the utilization of available premium credits. The final costs of the settlements will depend on, among other factors, the rate of redemption and forfeiture of the premium credits and reimbursement certificates.
     Based upon its analysis of the premium credits available to class members at December 31, 2008, the Company accrued approximately $5.2 million associated with the estimated utilization of available premium credits for class members who were insured by the Company on December 31, 2008 and received the premium credits. During the fiscal year ended June 30, 2009, $1.3 million of available premium credits were utilized and $0.9 million were forfeited, resulting in a remaining settlement accrual of $3.0 million at June 30, 2009. During the three months ended September 30, 2009, $1.0 million of available premium credits were utilized and $0.4 million were forfeited, resulting in a remaining settlement accrual of $1.6 million at September 30, 2009. The Company is not able to reasonably estimate and, therefore, did not accrue any estimated costs for class members that were not insured by the Company on September 30, 2009 that received the premium credits as a result of the uncertainties associated

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
with those class members purchasing a new automobile insurance policy from the Company and utilizing the approximately $1.0 million of premium credits available to them.
     The litigation settlement costs are classified in the litigation settlement expenses line item in the Company’s consolidated statements of operations. The litigation settlement accrual for those currently estimable costs associated with the utilization of available premium credits is classified in other liabilities in the Company’s consolidated balance sheet. Management intends to adjust the initial estimated accrual as necessary during future periods to account for the impact of the actual rate of redemption and forfeiture of the premium credits and reimbursement certificates.
     In July 2009, the Company received $2.95 million from its insurance carrier regarding coverage for the costs and expenses incurred by the Company relating to the settlement of the Georgia and Alabama litigation. This insurance recovery was accrued in fiscal year 2009 and included in other assets in the Company’s consolidated balance sheet at June 30, 2009.
7. Fair Value of Financial Instruments
     The carrying values and fair values of certain of the Company’s financial instruments at September 30, 2009 and June 30, 2009 were as follows (in thousands).

	September 30, 2009		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale	$181,640	$181,640	$140,311	$140,311
Cash and cash equivalents	37,271	37,271	77,201	77,201
Premiums and fees receivable, net	45,633	45,633	45,309	45,309
Liabilities:
Capitalized lease obligations	215	215	224	224
Debentures payable	41,240	18,964	41,240	15,568
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
8. Segment Information
     The Company operates in two business segments with its primary focus being the selling, servicing and underwriting of non-standard personal automobile insurance. The real estate and corporate segment consists of the activities related to the disposition of foreclosed real estate held for sale, interest expense associated with debt and other general corporate overhead expenses.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following table presents selected financial data by business segment (in thousands).

	Three Months Ended
	September 30,
	2009	2008
Revenues:
Insurance	$57,283	$71,556
Real estate and corporate	29	33

Consolidated total	$57,312	$71,589

Income (loss) before income taxes:
Insurance	$4,476	$5,763
Real estate and corporate	(1,615)	(2,010)

Consolidated total	$2,861	$3,753

	September 30,	June 30,
	2009	2009
Total assets:
Insurance	$345,892	$348,801
Real estate and corporate	12,750	10,155

Consolidated total	$358,642	$358,956

9. Recent Accounting Pronouncements
     In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Generally Accepted Accounting Principles (Topic 105) (“FASB ASU No. 2009-01”), which establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles recognized by the FASB. Codification does not create new accounting and reporting standards but organizes their structure and requires the Company to update all existing U.S. generally accepted accounting principles references to the new codification references for all future filings. The Company adopted the provisions of FASB ASU No. 2009-01 in the quarter ended September 30, 2009.
     In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“FASB ASU No. 2009-05”), which amends FASB ASC 820 by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets. The Company adopted the provisions of FASB ASU No. 2009-05 upon issuance. The adoption did not have an impact on the Company’s results of operations or financial condition.

FIRST ACCEPTANCE CORPORATION 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. The following discussion should be read in conjunction with our consolidated financial statements included with this report and our consolidated financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended June 30, 2009 included in our Annual Report on Form 10-K.
General
     At September 30, 2009, we leased and operated 415 retail locations (or “stores”) staffed by employee-agents. Our employee-agents exclusively sell non-standard automobile insurance products underwritten by us. At September 30, 2009, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business - General” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 for additional information with respect to our business.
     The following table shows the change in the number of our retail locations for the periods presented. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended
	September 30,
	2009	2008
Retail locations — beginning of period	418	431
Opened	—	1
Closed	(3)	(3)

Retail locations — end of period	415	429

     The following tables show the number of our retail locations by state.

	September 30,		June 30,
	2009	2008	2009	2008
Alabama	25	25	25	25
Florida	36	39	39	40
Georgia	61	61	61	61
Illinois	78	81	78	80
Indiana	18	19	18	19
Mississippi	8	8	8	8
Missouri	12	13	12	14
Ohio	27	29	27	29
Pennsylvania	17	18	17	19
South Carolina	27	28	27	28
Tennessee	20	20	20	20
Texas	86	88	86	88

Total	415	429	418	431

FIRST ACCEPTANCE CORPORATION 10-Q
Consolidated Results of Operations
Overview
     Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses. Our insurance operations generate revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:
•	premiums earned, including policy and renewal fees, from sales of policies written and assumed by our insurance company subsidiaries;

•	commission and fee income, including installment billing fees on policies written, agency fees and commissions and fees for other ancillary products and services; and

•	investment income earned on the invested assets of the insurance company subsidiaries.
     The following table presents premiums earned by state (in thousands).

	Three Months Ended
	September 30,
	2009	2008
Premiums earned:
Georgia	$10,902	$13,427
Illinois	6,331	7,361
Texas	5,912	7,002
Florida	5,261	7,616
Alabama	5,210	6,572
South Carolina	3,138	5,450
Tennessee	3,104	4,415
Ohio	2,952	3,451
Pennsylvania	2,819	2,787
Indiana	1,221	1,563
Missouri	827	1,128
Mississippi	790	1,066

Total premiums earned	$48,467	$61,838

     The following table presents the change in the total number of policies in force for the insurance operations. Policies in force increase as a result of new policies issued and decrease as a result of policies that are canceled or expire and are not renewed.

	Three Months Ended
	September 30,
	2009	2008
Policies in force — beginning of period	158,222	194,079
Net decrease during period	(5,356)	(23,524)

Policies in force — end of period	152,866	170,555

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

FIRST ACCEPTANCE CORPORATION 10-Q
     Expense Ratio — Expense ratio is the ratio (expressed as a percentage) of insurance operating expenses to premiums earned. Insurance operating expenses are reduced by commission and fee income from insureds. This is a measurement that illustrates relative management efficiency in administering our operations.
     Combined Ratio — Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, an insurance company cannot be profitable without sufficient investment income.
     The following table presents the loss, expense and combined ratios for our insurance operations.

	Three Months Ended
	September 30,
	2009	2008
Loss and loss adjustment expense	68.4%	70.7%
Expense	26.0%	21.4%

Combined	94.4%	92.1%

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
     The invested assets of the insurance company subsidiaries consist substantially of marketable, investment grade, U.S. government securities, municipal bonds, corporate bonds and collateralized mortgage obligations (“CMOs”). We also invest a portion of the portfolio in certain securities issued by political subdivisions which enable our insurance company subsidiaries to obtain premium tax credits. Investment income is comprised primarily of interest earned on these securities, net of related investment expenses. Realized gains and losses may occur from time to time as changes are made to our holdings or based upon changes in interest rates or the credit quality of specific securities.
     The value of our consolidated investment portfolio was $181.6 million at September 30, 2009 and consisted of fixed maturity securities, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity on an after-tax basis. At September 30, 2009, we had gross unrealized gains of $6.7 million and gross unrealized losses of $3.1 million.
     At September 30, 2009, 98.6% of the fair value of our investment portfolio was rated “investment grade” (a credit rating of AAA to BBB) by Standard & Poor’s Corporation, a nationally recognized rating agency. The average credit rating of our fixed maturity portfolio was AA at September 30, 2009. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. Management believes that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
     Investments in CMOs had a fair value of $44.3 million at September 30, 2009 and represented 24% of our fixed maturity portfolio. At September 30, 2009, 95% of our CMOs were considered investment grade by each of the nationally recognized rating agencies. In addition, 84% of our CMOs were rated AAA and 71% of our CMOs were backed by agencies of the United States government. Of the non-agency backed CMOs, 47% were rated AAA.

FIRST ACCEPTANCE CORPORATION 10-Q
     The following table summarizes our fixed maturity securities at September 30, 2009 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government and agencies	$23,542	$565	$—	$24,107
State	7,975	370	(4)	8,341
Political subdivisions	1,825	59	(21)	1,863
Revenue and assessment	27,169	1,014	(60)	28,123
Corporate bonds	72,076	3,046	(237)	74,885
Collateralized mortgage obligations:
Agency backed	29,991	1,637	—	31,628
Non-agency backed — residential	7,806	17	(1,757)	6,066
Non-agency backed — commercial	7,619	1	(993)	6,627

	$178,003	$6,709	$(3,072)	$181,640

     The following table sets forth the scheduled maturities of our fixed maturity securities at September 30, 2009 based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
	Gains	Losses	Losses	Securities
One year or less	$3,896	$978	$—	$4,874
After one through five years	81,628	492	—	82,120
After five through ten years	38,429	734	—	39,163
After ten years	5,203	5,959	—	11,162
No single maturity date	32,236	11,917	168	44,321

	$161,392	$20,080	$168	$181,640

     Other-Than-Temporary Impairment
     Effective April 1, 2009, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments (Prior authoritative literature: FASB Staff Position No. FAS 115-2). Under this guidance, we separate other-than-temporary impairment (“OTTI”) into the following two components: (i) the amount related to credit losses which is recognized in the consolidated statement of operations and (ii) the amount related to all other factors which is recorded in other comprehensive income (loss). The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield at the date of acquisition.
     The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. We routinely monitor our fixed maturity portfolio for changes in fair value that might indicate potential impairments and perform detailed reviews on such securities. Changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer or (ii) market-related factors such as interest rates or sector declines.
     Securities with declines attributable to issuer-specific fundamentals are reviewed to identify all available evidence to estimate the potential for impairment. Resources used include historical financial data included in filings with the Securities and Exchange Commission for corporate bonds and performance data regarding the underlying loans for CMOs. Securities with declines attributable solely to market or sector declines where we do not intend to sell the security and it is more likely than not that we will not be required to sell the security before the full recovery of its amortized cost basis are not deemed to be other-than-temporary.

FIRST ACCEPTANCE CORPORATION 10-Q
     The issuer-specific factors considered in reaching the conclusion that securities with declines are not other-than-temporary include (i) the extent and duration of the decline in fair value, including the duration of any significant decline in value, (ii) whether the security is current as to payments of principal and interest, (iii) a valuation of any underlying collateral, (iv) current and future conditions and trends for both the business and its industry, (v) changes in cash flow assumptions for CMOs and (vi) rating agency actions. Based on these factors, we make a determination as to the probability of recovering principal and interest on the security.
     On a quarterly basis, we review cash flow estimates for certain non-agency backed CMOs of lesser credit quality following the guidance of FASB ASC 325-40-65, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (Prior authoritative literature: FSP EITF 99-20-1) (“FASB ASC 325-40-65”). Accordingly, when changes in estimated cash flows from the cash flows previously estimated occur due to actual or estimated prepayment or credit loss experience, and the present value of the revised cash flows is less than the present value previously estimated, OTTI is deemed to have occurred. For non-agency backed CMOs not subject to FASB ASC 325-40-65, we prepare quarterly projected cash flow analyses and recognize OTTI when it is determined that a loss is probable. We have recognized OTTI related to certain non-agency backed CMOs as the underlying cash flows have been adversely impacted due to a reduction in prepayments from mortgage refinancing and an increase in actual and projected delinquencies in the underlying mortgages.
     Our review of non-agency backed CMOs included an analysis of available information such as collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position in their respective capital structures, and credit ratings from statistical rating agencies. We review quarterly projected cash flow analyses for each security utilizing current assumptions regarding (i) actual and anticipated delinquencies, (ii) delinquency transition-to-default rates, and (iii) loss severities. Based on our quarterly reviews, we determined that there had not been adverse changes in projected cash flows, except in the case of those securities previously discussed in Note 2 to our consolidated financial statements which incurred OTTI charges of $0.3 million. We believe that the unrealized losses on these securities are not necessarily predictive of the ultimate performance of the underlying collateral. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.
     The OTTI charges in fiscal year 2009 on corporate bonds were recorded as these bonds were considered to be impaired based on the extent and duration of the declines in their fair values and issuer-specific fundamentals relating to (i) poor operating results and weakened financial conditions, (ii) negative industry trends further impacted by the recent economic decline, and (iii) a series of downgrades to their credit ratings. Based on the factors that existed at the time of impairment, we did not believe that these bonds would recover their unrealized losses in the near future.
     We believe that the remaining securities having unrealized losses at September 30, 2009 were not other-than-temporarily impaired. We also do not intend to sell any of these securities and it is more likely than not that we will not be required to sell any of these securities before the recovery of their amortized cost basis.
Three Months Ended September 30, 2009 Compared with the Three Months Ended September 30, 2008
     Consolidated Results
     Revenues for the three months ended September 30, 2009 decreased 20% to $57.3 million from $71.6 million in the same period in the prior year. Income before income taxes for the three months ended September 30, 2009 was $2.9 million, compared with $3.8 million for the three months ended September 30, 2008. Net income for the three months ended September 30, 2009 was $2.8 million, compared with $1.8 million for the three months ended September 30, 2008. Basic and diluted net income per share was $0.06 for the three months ended September 30, 2009, compared with $0.04 for the three months ended September 30, 2008.

FIRST ACCEPTANCE CORPORATION 10-Q
     Insurance Operations
     Revenues from insurance operations were $57.3 million for the three months ended September 30, 2009, compared with $71.6 million for the three months ended September 30, 2008. Income before income taxes from insurance operations for the three months ended September 30, 2009 was $4.5 million, compared with income before income taxes from insurance operations of $5.8 million for the three months ended September 30, 2008.
     Premiums Earned
     Premiums earned decreased by $13.4 million, or 22%, to $48.5 million for the three months ended September 30, 2009, from $61.8 million for the three months ended September 30, 2008. The decrease in premiums earned was primarily due to the weak economic conditions, which have caused both a decline in the number of policies written, as well as an increase in the percentage of our customers purchasing liability only coverage. Rate actions taken in a number of states to improve underwriting profitability and the closure of underperforming stores also contributed toward the decrease in policies written and premiums earned. Approximately 54% of the $13.4 million decline in premiums earned for the three months ended September 30, 2009 was in our Florida, Georgia and South Carolina markets.
     The number of insured policies in force at September 30, 2009 decreased 10% over the same date in 2008 from 170,555 to 152,866, primarily due to the factors noted above. At September 30, 2009, we operated 415 stores, compared with 429 stores at September 30, 2008.
     Commission and Fee Income
     Commission and fee income decreased 16% to $7.0 million for the three months ended September 30, 2009, from $8.2 million for the three months ended September 30, 2008. The decrease was a result of the decrease in the number of policies in force, partially offset by higher fee income related to commissionable ancillary products sold through our network of retail locations.
     Investment Income
     Investment income decreased to $1.9 million during the three months ended September 30, 2009 from $2.7 million during the three months ended September 30, 2008. This decrease was primarily as a result of the increase in cash and cash equivalents from the sale of fixed maturity investments in fiscal year 2009 and the significant decline in yields on cash equivalents. At September 30, 2009 and 2008, the tax-equivalent book yields for our portfolio were 4.1% and 5.2%, respectively, with effective durations of 3.22 and 3.50 years, respectively, which both declined as a result of the increase in cash equivalents and the decline in yields previously discussed.
     Net realized gains (losses) on fixed maturities, available-for-sale
     Net realized gains (losses) on fixed maturities, available-for-sale during the three months ended September 30, 2009 included $0.3 million in net realized gains on sales and $0.3 million of charges related to OTTI on certain non-agency backed CMOs. The three months ended September 30, 2008 included $1.3 million of charges related to OTTI and $0.1 million in net realized gains on sales.
     Loss and Loss Adjustment Expenses
     The loss and loss adjustment expense ratio was 68.4% for the three months ended September 30, 2009, compared with 70.7% for the three months ended September 30, 2008. For the three months ended September 30, 2009 and 2008, we experienced favorable development on losses related to prior periods of approximately $3.7 million and $4.3 million, respectively.
     The favorable development for the three months ended September 30, 2009 was due to lower than anticipated severity and frequency of accidents. Excluding favorable development, the loss and loss adjustment expense ratios for the three months ended September 30, 2009 and 2008 were 75.9% and 77.7%, respectively. The year-over-year improvement reflects among other things, favorable severity trends in property and physical damage coverages, rate actions taken in a number of states to improve underwriting profitability, improvement in our

FIRST ACCEPTANCE CORPORATION 10-Q
underwriting and claim handling practices, and the shift in business mix toward renewal policies, which have lower loss ratios than new policies.
     Operating Expenses
     Insurance operating expenses decreased 9% to $19.6 million for the three months ended September 30, 2009 from $21.4 million for the three months ended September 30, 2008. The decrease was primarily a result of a reduction in costs (such as employee-agent commissions and premium taxes) that varied along with the decrease in premiums earned partially offset by $0.4 million in costs associated with employee severance and the closure of underperforming stores.
     The expense ratio increased from 21.4% for the three months ended September 30, 2008 to 26.0% for the same period in the current fiscal year. The year-over-year increase in the expense ratio was due to the drop in premiums earned, which resulted in a higher percentage of fixed expenses (such as rent and base salary).
     Overall, the combined ratio increased to 94.4% for the three months ended September 30, 2009 from 92.1% for the three months ended September 30, 2008.
     Litigation Settlement
     Litigation settlement costs for the three months ended September 30, 2009 were $(0.4) million, compared with $0.1 million for the same period in fiscal year 2008. The reduction in expense during the three months ended September 30, 2009 related to the forfeiture of available premium credits by Georgia and Alabama class members, while the costs during the three months ended September 30, 2008 were incurred in connection with our settlement and defense of the litigation.
     Pursuant to the terms of the settlements, eligible class members are entitled to certain premium credits towards a future automobile insurance policy with the Company or a reimbursement certificate for future rental or towing expenses. Benefits to the Georgia and Alabama class members commenced January 1, 2009 and March 7, 2009, respectively. At this time, we are unable to estimate the costs associated with the settlements related to the utilization of reimbursement certificates. However, sufficient information related to the premium credits has existed since December 31, 2008 to allow us to reasonably estimate and accrue the total costs associated with the utilization of available premium credits. The final costs of the settlements will depend on, among other factors, the rate of redemption and forfeiture of the premium credits and reimbursement certificates.
     Based upon our analysis of the premium credits available to class members at December 31, 2008, we accrued approximately $5.2 million associated with the estimated utilization of available premium credits for class members who were insured by the Company on December 31, 2008 and received the premium credits. During the fiscal year ended June 30, 2009, $1.3 million of available premium credits were utilized and $0.9 million were forfeited, resulting in a remaining settlement accrual of $3.0 million at June 30, 2009. During the three months ended September 30, 2009, $1.0 million of available premium credits were utilized and $0.4 million were forfeited, resulting in a remaining settlement accrual of $1.6 million at September 30, 2009. We are not able to reasonably estimate and, therefore, did not accrue any estimated costs for class members that were not insured by the Company on September 30, 2009 that received the premium credits as a result of the uncertainties associated with those class members purchasing a new automobile insurance policy from the Company and utilizing the approximately $1.0 million of premium credits available to them.
     The litigation settlement costs are classified in the litigation settlement expenses line item in our consolidated statements of operations. The litigation settlement accrual for those currently estimable costs associated with the utilization of available premium credits is classified in other liabilities in our consolidated balance sheet. Management intends to adjust the initial estimated accrual as necessary during future periods to account for the impact of actual rate of redemption and forfeiture of the premium credits and reimbursement certificates. For additional information with respect to the litigation settlements, see Note 6 to our consolidated financial statements.

FIRST ACCEPTANCE CORPORATION 10-Q
     Provision for Income Taxes
     The provision for income taxes for the three months ended September 30, 2009 was $0.1 million, compared with $1.9 million for the same period in fiscal year 2009. The provision for income taxes for the three months ended September 30, 2009 related to current state income taxes for certain subsidiaries with taxable income. At September 30, 2009 and June 30, 2009, we established a full valuation allowance against all net deferred tax assets. In assessing our ability to support the realizability of our deferred tax assets, we have considered both positive and negative evidence. We have placed greater weight on historical results than on our outlook for future profitability. The deferred tax valuation allowance may be adjusted in future periods if we consider that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, we would record an income tax benefit for the amount of the adjustment.
     Real Estate and Corporate
     Loss before income taxes from real estate and corporate operations for the three months ended September 30, 2009 was $1.6 million, compared with a loss before income taxes from real estate and corporate operations of $2.0 million for the three months ended September 30, 2008. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. During the three months ended September 30, 2008, we incurred $0.2 million of interest expense in connection with borrowings under our former credit facility borrowings. The credit facility was repaid in full and terminated on October 31, 2008. We incurred $1.0 million of interest expense during both the three months ended September 30, 2009 and 2008 related to the debentures issued in September 2007.
Liquidity and Capital Resources
     Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash used in operating activities for both the three months ended September 30, 2009 and 2008 was $2.5 million. Net cash used in both periods was primarily the result of a decrease in cash collected from premiums written. Net cash used in investing activities for the three months ended September 30, 2009 was $37.5 million, compared with $5.5 million for the same period in the prior fiscal year. The three months ended September 30, 2009 included net additions in our investment portfolio of $37.3 million, while the same period in the prior fiscal year included net additions to our investment portfolio of $4.1 million. Financing activities for the three months ended September 30, 2008 included principal prepayments made on our former term loan and revolving credit facility.
     Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary sources of unrestricted cash to meet its obligations are dividends from our insurance company subsidiaries and the sale of ancillary products to our insureds. The holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At September 30, 2009, we had $10.0 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.
     The holding company has debt service requirements related to the debentures payable. The debentures are interest-only and mature in full in July 2037. Interest is fixed annually through July 2012 at $3.9 million. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which time the rate becomes variable (LIBOR plus 375 basis points).
     State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. Based on our statutory capital and surplus, we believe our ordinary dividend capacity for the next twelve months will be approximately $11 million.

FIRST ACCEPTANCE CORPORATION 10-Q
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
     We believe that existing cash and investment balances, when combined with anticipated cash flows as noted above, will be adequate to meet our expected liquidity needs, for both the holding company and our insurance company subsidiaries, in both the short-term and the reasonably foreseeable future. Any future growth strategy may require external financing, and we may from time to time seek to obtain external financing. We cannot assure that additional sources of financing will be available to us on favorable terms, or at all, or that any such financing would not negatively impact our results of operations.
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2009 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
Off-Balance Sheet Arrangements
     We have not entered into any new off-balance sheet arrangements since June 30, 2009. For information with respect to our off-balance sheet arrangements at June 30, 2009, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
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
     We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

FIRST ACCEPTANCE CORPORATION 10-Q
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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$188,802	$185,158	$181,640	$178,223	$174,909	$168,565

FIRST ACCEPTANCE CORPORATION 10-Q
     The following table provides information about our fixed maturity investments at September 30, 2009 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of discounts at the time of purchase and OTTI) by expected maturity date for each of the five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

			Securities
	Securities	Securities	with No
	with	with	Unrealized
	Unrealized	Unrealized	Gains or
Year Ended June 30,	Gains	Losses	Losses	Amount
2010	$5,913	$1,096	$—	$7,009
2011	14,438	903	—	15,341
2012	20,483	3,588	—	24,071
2013	20,470	1,808	—	22,278
2014	20,581	1,908	—	22,489
Thereafter	71,263	12,972	—	84,235

Total	$153,148	$22,275	$—	$175,423

Fair value	$161,392	$20,080	$168	$181,640

     On June 15, 2007, our wholly-owned unconsolidated trust entity, FAST I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points).
Credit Risk
     Credit risk is managed by diversifying the portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The largest investment in any one fixed maturity security, excluding U.S. government and agency securities, is $5.1 million, or 3% of the fixed maturity portfolio. The top five investments make up 12% of the fixed maturity portfolio. The average credit quality rating for our fixed maturity portfolio was AA at September 30, 2009. There are no fixed maturities in the portfolio that have not produced investment income during the previous twelve months.
     The following table shows our fixed maturity portfolio by Standard & Poor’s Corporation rating at September 30, 2009 (in thousands).

		% of		% of
	Amortized	Amortized	Fair	Fair
Comparable Rating	Cost	Cost	Value	Value
AAA	$76,443	42.9%	$78,715	43.3%
AA+, AA, AA-	35,401	19.9%	36,513	20.1%
A+, A, A-	50,723	28.5%	51,856	28.6%
BBB+, BBB, BBB-	12,081	6.8%	11,949	6.6%

Total investment grade	174,648	98.1%	179,033	98.6%

BB+, BB, BB-	1,935	1.1%	1,760	0.9%
B+, B, B-	251	0.1%	111	0.1%
CCC+, CCC, CCC-	812	0.5%	563	0.3%
CC+, CC, CC-	357	0.2%	173	0.1%

Total non-investment grade	3,355	1.9%	2,607	1.4%

Total	$178,003	100.0%	$181,640	100.0%

FIRST ACCEPTANCE CORPORATION 10-Q
     The mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these increasing delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant declines in fair value. We have only modest exposure to sub-prime investments and no exposure to Alt-A investments. At September 30, 2009, our fixed maturity portfolio included three CMOs having sub-prime exposure with a fair value of $0.8 million, one of which was rated investment grade.
     In early 2008, several municipal bond insurers had their credit ratings downgraded or placed under review by the major nationally recognized credit rating agencies. Fitch, one of the nationally recognized credit rating agencies, downgraded AMBAC to a rating of AA from AAA. Our investment portfolio consists of $38.3 million of municipal bonds, of which $26.5 million are insured. Of the insured bonds, 66% are insured with MBIA, 17% with AMBAC and 17% with XL Capital. These securities are paying their principal and periodic interest timely.
     The following table presents the underlying ratings as of September 30, 2009, represented by the lower of either Standard and Poor’s, Fitch’s, or Moody’s ratings, of the municipal bond portfolio (in thousands).

	Insured		Uninsured		Total
	Fair	% of	Fair	% of	Fair	% of
	Value	Fair Value	Value	Fair Value	Value	Fair Value
AAA	$—	—	$4,807	40%	$4,807	12%
AA+, AA, AA-	13,035	49%	6,022	51%	19,057	50%
A+, A, A-	11,819	45%	1,050	9%	12,870	34%
BBB+, BBB, BBB-	1,593	6%	—	—	1,593	4%

Total	$26,447	100%	$11,879	100%	$38,327	100%

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2009. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

FIRST ACCEPTANCE CORPORATION
November 9, 2009	By:	/s/ Kevin P. Cohn
Kevin P. Cohn
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)