Form 10-Q
period 2009-12-31
FIRST ACCEPTANCE CORP /DE/
filed 2010-02-08
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
3322 West End Ave, Suite 1000
Nashville, Tennessee 37203
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
     Yes ☐       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐       No ☑
At February 8, 2010, there were 48,489,717 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2009

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,	June 30,
	2009	2009
	(Unaudited)
ASSETS
Fixed maturities, available-for-sale at fair value (amortized cost of $183,318 and $140,849, respectively)	$186,328	$140,311
Cash and cash equivalents	29,227	77,201
Premiums and fees receivable, net of allowance of $531 and $419	39,212	45,309
Other assets	9,543	11,866
Property and equipment, net	3,546	3,921
Deferred acquisition costs	3,641	3,896
Goodwill	70,092	70,092
Identifiable intangible assets	6,360	6,360

TOTAL ASSETS	$347,949	$358,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$77,546	$83,973
Unearned premiums and fees	50,160	57,350
Debentures payable	41,240	41,240
Other liabilities	10,676	16,537

Total liabilities	179,622	199,100

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 48,490 and 48,312 shares issued and outstanding, respectively	485	483
Additional paid-in capital	465,406	464,720
Accumulated other comprehensive income (loss)	3,010	(538)
Accumulated deficit	(300,574)	(304,809)

Total stockholders’ equity	168,327	159,856

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$347,949	$358,956

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues:
Premiums earned	$45,199	$54,823	$93,666	$116,661
Commission and fee income	6,966	7,675	13,920	15,918
Investment income	2,033	2,608	3,946	5,331
Net realized losses on fixed maturities, available-for-sale	(423)	(26)	(445)	(1,241)

	53,775	65,080	111,087	136,669

Costs and expenses:
Losses and loss adjustment expenses	29,871	37,553	63,024	81,285
Insurance operating expenses	19,711	21,510	39,281	42,956
Other operating expenses	750	314	1,023	706
Litigation settlement	102	5,089	(279)	5,234
Stock-based compensation	272	514	655	1,009
Depreciation and amortization	500	455	964	924
Interest expense	992	1,033	1,981	2,190

	52,198	66,468	106,649	134,304

Income (loss) before income taxes	1,577	(1,388)	4,438	2,365
Provision (benefit) for income taxes	102	(385)	203	1,527

Net income (loss)	$1,475	$(1,003)	$4,235	$838

Net income (loss) per share:
Basic and diluted	$0.03	$(0.02)	$0.09	$0.02

Number of shares used to calculate net income (loss) per share:
Basic	47,960	47,658	47,919	47,656

Diluted	48,551	47,658	48,720	49,088

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$1,475	$(1,003)	$4,235	$838
Net unrealized change in investments	(627)	1,790	3,548	(1,673)

Comprehensive income (loss)	$848	$787	$7,783	$(835)

Detail of net realized losses on fixed maturities, available-for-sale:
Net realized gains (losses) on sales	$15	$(26)	$314	$24
Unrealized losses on fixed maturities with other-than-temporary impairment charges	(1,128)	—	(1,449)	(1,265)
Non-credit portion included in comprehensive income (loss)	(690)	—	(690)	—

Other-than-temporary impairment charges recognized in income (loss)	(438)	—	(759)	(1,265)

Net realized losses on fixed maturities, available-for-sale	$(423)	$(26)	$(445)	$(1,241)

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income	$4,235	$838
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	964	924
Stock-based compensation	655	1,009
Deferred income taxes	—	1,346
Other-than-temporary impairment on investment securities	759	1,265
Net realized gains on sales of investments	(314)	(24)
Other	789	82
Change in:
Premiums and fees receivable	5,566	14,655
Loss and loss adjustment expense reserves	(6,427)	(7,604)
Unearned premiums and fees	(7,190)	(16,870)
Litigation settlement	669	880
Other	(3,903)	(2,671)

Net cash used in operating activities	(4,197)	(6,170)

Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(61,439)	(14,225)
Maturities and paydowns of fixed maturities, available-for-sale	6,704	6,476
Sales of fixed maturities, available-for-sale	11,566	4,425
Net change in receivable/payable for securities	—	(1,045)
Capital expenditures	(592)	(463)
Other	(21)	(99)

Net cash used in investing activities	(43,782)	(4,931)

Cash flows from financing activities:
Payments on borrowings	(28)	(4,026)
Net proceeds from issuance of common stock	33	37

Net cash provided by (used in) financing activities	5	(3,989)

Net decrease in cash and cash equivalents	(47,974)	(15,090)
Cash and cash equivalents, beginning of period	77,201	38,646

Cash and cash equivalents, end of period	$29,227	$23,556

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
     In connection with the preparation of these consolidated interim financial statements, the Company has evaluated subsequent events through February 8, 2010, which is the date the financial statements were issued. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following table presents the fair-value measurements for each major category of assets that are measured on a recurring basis at December 31, 2009 (in thousands).

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$29,903	$29,903	$—	$—
State	8,255	—	8,255	—
Political subdivisions	1,832	—	1,832	—
Revenue and assessment	26,092	—	26,092	—
Corporate bonds	76,784	—	72,810	3,974
Collateralized mortgage obligations:				—
Agency backed	30,283	—	30,283	—
Non-agency backed — residential	6,362	—	3,762	2,600
Non-agency backed — commercial	6,817	—	6,817	—

Total fixed maturities, available-for-sale	186,328	29,903	149,851	6,574
Cash and cash equivalents	29,227	29,227	—	—

Total	$215,555	$59,130	$149,851	$6,574

     The fair values of the Company’s fixed maturities are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above table are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified securities in the table above consist of three collateralized mortgage obligations (“CMOs”) and one corporate bond that are priced from non-binding broker quotes obtained from a single dealer familiar with each particular security or model driven valuations that do not have observable market data. Based on the nature of these securities and the lack of similar securities trading to obtain observable market data, the Company believes that these Level 3 valuations are more subjective in nature. The Company has not made any adjustments to the prices obtained from the independent pricing sources and dealers.
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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Based on the above categorization, the following tables represent the quantitative disclosure for those assets included in category Level 3 at December 31, 2009 (in thousands).

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
		Collateralized mortgage obligations
		Non-agency	Non-agency
	Corporate	backed –	backed –
Three Months Ended December 31, 2009:	bonds	residential	commercial	Total
Balance at October 1, 2009	$—	$3,294	$—	$3,294
Total gains or losses (realized or unrealized):
Included in net income (loss)	—	(97)	—	(97)
Included in other comprehensive income (loss)	71	221	—	292
Purchases, sales, issuances and settlements	3,903	—	—	3,903
Transfers in to Level 3	—	870	—	870
Transfers out of Level 3	—	(1,688)	—	(1,688)

Balance at December 31, 2009	$3,974	$2,600	$—	$6,574

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
		Collateralized mortgage obligations
		Non-agency	Non-agency
	Corporate	backed –	backed –
Six Months Ended December 31, 2009:	bonds	residential	commercial	Total
Balance at July 1, 2009	$—	$1,930	$707	$2,637
Total gains or losses (realized or unrealized):
Included in net income (loss)	—	(97)	—	(97)
Included in other comprehensive income (loss)	71	424	91	586
Purchases, sales, issuances and settlements	3,903	—	—	3,903
Transfers in to Level 3	—	880	—	880
Transfers out of Level 3	—	(537)	(798)	(1,335)

Balance at December 31, 2009	$3,974	$2,600	$—	$6,574

     Investment Income and Net Realized Gains and Losses
     The major categories of investment income follow (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Fixed maturities, available-for-sale	$2,164	$2,582	$4,193	$5,213
Cash and cash equivalents	4	107	23	286
Other	29	29	59	58
Investment expenses	(164)	(110)	(329)	(226)

	$2,033	$2,608	$3,946	$5,331

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The components of net realized losses on fixed maturities, available-for-sale are as follows (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Gains	$16	$3	$319	$62
Losses	(1)	(29)	(5)	(38)
Other-than-temporary impairment	(438)	—	(759)	(1,265)

	$(423)	$(26)	$(445)	$(1,241)

     Realized gains and losses on sales of securities are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) charges are included in other comprehensive income (loss). The amounts of such charges taken for securities still owned were $1.3 million for non-agency backed residential CMOs and $0.6 million for non-agency backed commercial CMOs at December 31, 2009 and $0.6 million for non-agency backed residential CMOs and $0.6 million for non-agency backed commercial CMOs at June 30, 2009.
     Fixed Maturities, Available-for-Sale
     The following tables summarize the Company’s fixed maturity securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
U.S. government and agencies	$29,505	$434	$(36)	$29,903
State	7,962	299	(6)	8,255
Political subdivisions	1,826	51	(45)	1,832
Revenue and assessment	25,546	739	(193)	26,092
Corporate bonds	74,674	2,608	(498)	76,784
Collateralized mortgage obligations:
Agency backed	28,874	1,409	—	30,283
Non-agency backed — residential	7,316	20	(974)	6,362
Non-agency backed — commercial	7,615	57	(855)	6,817

	$183,318	$5,617	$(2,607)	$186,328

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value
U.S. government and agencies	$10,744	$473	$(37)	$11,180
State	8,238	344	(19)	8,563
Political subdivisions	1,834	52	(32)	1,854
Revenue and assessment	27,816	831	(166)	28,481
Corporate bonds	45,737	1,654	(665)	46,726
Collateralized mortgage obligations:
Agency backed	30,656	1,270	—	31,926
Non-agency backed — residential	8,178	1	(2,561)	5,618
Non-agency backed — commercial	7,646	—	(1,683)	5,963

	$140,849	$4,625	$(5,163)	$140,311

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following table sets forth the scheduled maturities of our fixed maturity securities at December 31, 2009 based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
			with No
	Securities	Securities	Gross
	with Gross	with Gross	Unrealized	All
	Unrealized	Unrealized	Gains or	Fixed Maturity
	Gains	Losses	Losses	Securities
One year or less	$—	$—	$—	$—
After one through five years	81,536	9,047	—	90,583
After five through ten years	27,865	13,055	—	40,920
After ten years	3,183	8,180	—	11,363
No single maturity date	34,084	9,378	—	43,462

	$146,668	$39,660	$—	$186,328

     The following table reflects the number of securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than	Greater	Gross
	or equal to	than 12	Unrealized
At:	12 months	months	Gains
December 31, 2009	13	24	144
June 30, 2009	3	37	133
     The following tables reflect the fair value and gross unrealized losses of those securities in a continuous unrealized loss position for greater than 12 months. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at December 31, 2009:	Securities	Value	Losses
Less than 10%	11	$7,925	$(407)
Greater than 10%	13	6,634	(1,904)

	24	$14,559	$(2,311)

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at June 30, 2009:	Securities	Value	Losses
Less than 10%	17	$15,368	$(766)
Greater than 10%	20	8,970	(4,348)

	37	$24,338	$(5,114)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of
	Securities with		Severity of Gross Unrealized Losses
Length of	Gross	Gross			Greater
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	than
at December 31, 2009:	Losses	Losses	than 5%	10%	10%
Less than or equal to:
Three months	$24,521	$(281)	$(281)	$—	$—
Six months	543	(14)	(14)	—	—
Nine months	—	—	—	—	—
Twelve months	37	(1)	(1)	—	—
Greater than twelve months	14,559	(2,311)	(71)	(336)	(1,904)

Total	$39,660	$(2,607)	$(367)	$(336)	$(1,904)

	Fair Value of
	Securities with		Severity of Gross Unrealized Losses
Length of	Gross	Gross			Greater
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	than
at June 30, 2009:	Losses	Losses	than 5%	10%	10%
Less than or equal to:
Three months	$—	$—	$—	$—	$—
Six months	1,011	(38)	(38)	—	—
Nine months	—	—	—	—	—
Twelve months	533	(11)	(11)	—	—
Greater than twelve months	24,338	(5,114)	(249)	(517)	(4,348)

Total	$25,882	$(5,163)	$(298)	$(517)	$(4,348)

     Other-Than-Temporary Impairment
     Effective April 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments (Prior authoritative literature: FASB Staff Position No. FAS 115-2) (“FASB ASC 320-10-65”). Under this guidance, the Company separates OTTI into the following two components: (i) the amount related to credit losses, which is recognized in the consolidated statement of operations, and (ii) the amount related to all other factors, which is recorded in other comprehensive income (loss). The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield at the date of acquisition.
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
     Securities with declines attributable to issuer-specific fundamentals are reviewed to identify all available evidence to estimate the potential for impairment. Resources used include historical financial data included in filings with the Securities and Exchange Commission for corporate bonds and performance data regarding the underlying loans for CMOs. Securities with declines attributable solely to market or sector declines where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before the full recovery of its amortized cost basis are not deemed to be other-than-temporary.

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
     The number and amount of securities for which the Company has recorded OTTI are presented in the following tables (in thousands, except for the number of securities).

	Three Months Ended December 31,
	2009		2008
	Number		Number
	of		of
	Securities	OTTI	Securities	OTTI
Corporate bonds	—	$—	—	$—
Collateralized mortgage obligations:
Non-agency backed — residential	7	(438)	—	—
Non-agency backed — commercial	—	—	—	—

	7	$(438)	—	$—

	Six Months Ended December 31,
	2009		2008
	Number		Number
	of		of
	Securities	OTTI	Securities	OTTI
Corporate bonds	—	$—	2	$(721)
Collateralized mortgage obligations:
Non-agency backed — residential	8	(759)	3	(283)
Non-agency backed — commercial	—	—	3	(261)

	8	$(759)	8	$(1,265)

     Since the adoption of FASB ASC 320-10-65, the following is a progression of the credit-related portion of OTTI on fixed maturity securities owned at December 31, 2009 (in thousands).

	Three Months Ended	Six Months Ended
	December 31, 2009	December 31, 2009
Beginning balance	$(2,639)	$(2,870)
Additional credit impairments on:
Previously impaired securities	(221)	(270)
Securities without previous impairments	(217)	(489)

	(438)	(759)
Reductions for securities sold	—	552

Balance at December 31, 2009	$(3,077)	$(3,077)

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
     The OTTI charges on corporate bonds for the six months ended December 31, 2008 were recorded as these bonds were considered to be impaired based on the extent and duration of the declines in their fair values and issuer-specific fundamentals relating to (i) poor operating results and weakened financial conditions, (ii) negative industry trends further impacted by the recent economic decline, and (iii) a series of downgrades to their credit ratings. Based on the factors that existed at the time of impairment, the Company did not believe that these bonds would recover their unrealized losses in the near future.
     The Company believes that the remaining securities having unrealized losses at December 31, 2009 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.
3. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income (loss)	$1,475	$(1,003)	$4,235	$838

Weighted average common basic shares	47,960	47,658	47,919	47,656
Weighted average effect of dilutive securities	591	—	801	1,432

Weighted average common dilutive shares	48,551	47,658	48,720	49,088

Basic and diluted net income (loss) per share	$0.03	$(0.02)	$0.09	$0.02

     For the three months ended December 31, 2009, options to purchase approximately 4.6 million shares of common stock, a dilutive effect of approximately 0.2 million shares, and 0.5 million shares of unvested restricted common stock were included in the computation of diluted income per share. For the three months ended December 31, 2008, options to purchase approximately 5.3 million shares of common stock, a dilutive effect of approximately 0.8 million shares, and 0.4 million shares of unvested restricted common stock were not included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.
     For the six months ended December 31, 2009, options to purchase approximately 4.6 million shares of common stock, a dilutive effect of approximately 0.4 million shares, and 0.5 million shares of unvested restricted common stock were included in the computation of diluted income per share. For the six months ended December 31, 2008, options to purchase approximately 5.3 million shares of common stock, a dilutive effect of approximately 1.0 million shares, and 0.4 million shares of unvested restricted common stock were included in the computation of diluted income per share.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
4. Income Taxes
     The provision (benefit) for income taxes consisted of the following (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Federal:
Current	$—	$(72)	$—	$(28)
Deferred	—	(535)	—	1,152

	—	(607)	—	1,124

State:
Current	102	42	203	209
Deferred	—	180	—	194

	102	222	203	403

	$102	$(385)	$203	$1,527

     The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Provision (benefit) for income taxes at statutory rate	$552	$(486)	$1,553	$828
Tax effect of:
Tax-exempt investment income	(4)	(1)	(8)	(7)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to income taxes	(516)	(252)	(1,471)	—
State income taxes, net of federal income tax benefit	65	208	120	330
Other	5	146	9	376

	$102	$(385)	$203	$1,527

     The Company had a valuation allowance of $22.2 million and $24.9 million at December 31, 2009 and June 30, 2009, respectively, to reduce net deferred tax assets to the amount that is more likely than not to be realized, which included all net deferred tax assets at December 31, 2009 and June 30, 2009. For the six months ended December 31, 2009, the change in the valuation allowance included the unrealized change on investments of $1.2 million included in other comprehensive income (loss).
     In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its deferred tax assets, management considered both positive and negative evidence. The Company placed greater weight on historical results than the Company’s outlook for future profitability and established a valuation allowance against all net deferred tax assets at December 31, 2009 and June 30, 2009. The deferred tax valuation allowance may be adjusted in future periods if management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, the Company would record an income tax benefit for the adjustment.

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
     As a result of the adverse impact of difficult economic conditions on the Company’s customers and business and the resulting decline in its share price during the fourth quarter of fiscal year 2009, the Company estimated that a goodwill impairment was probable. Accordingly, the Company recognized an estimated non-cash, pre-tax goodwill impairment charge of $68.0 million in the fourth quarter of fiscal year 2009. Due to the complexity of the fair value calculations involved, the analysis of the goodwill impairment charge recognized during the fourth quarter of fiscal year 2009 was finalized during the first quarter of fiscal year 2010 and the amount of the impairment did not differ from the initial estimate.
     The Company’s evaluation includes multiple assumptions, including estimated discounted cash flows and other estimates that may change over time. If future discounted cash flows become less than those projected by the Company, further impairment charges may become necessary that could have a materially adverse impact on the Company’s results of operations and financial condition. As quoted market prices in active stock markets are relevant evidence of fair value, a significant decline in the Company’s common stock trading price may indicate an impairment of goodwill.
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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The Company has established an accrual for losses related to the litigation settlements entered into during fiscal year 2009 related to litigation brought against the Company in Alabama and Georgia with respect to its sales practices, primarily the sale of ancillary motor club memberships currently or formerly sold in those states. Pursuant to the terms of the settlements, eligible class members are entitled to certain premium credits towards a future automobile insurance policy with the Company or a reimbursement certificate for future rental or towing expenses. Benefits to the Georgia and Alabama class members commenced January 1, 2009 and March 7, 2009, respectively. Any premium credits issued to class members as described above will be prorated over a twelve-month term not to extend beyond August 2011, and the class member will be entitled to the prorated premium credit only so long as their insurance premiums remain current during the twelve-month term.
     At December 31, 2008, the Company accrued $5.2 million for premium credits available to class members who were actively insured by the Company. The following is a progression of the activity associated with the estimated premium credit liability (in thousands).

Balance at December 31, 2008	$5,227
Credits utilized	(1,338)
Credits forfeited	(904)

Balance at June 30, 2009	2,985
Credits utilized	(1,939)
Credits forfeited	(234)

Balance at December 31, 2009	$812

     The Company has not established an accrual for $0.3 million in potential premium credits available to class members who were not actively insured by the Company upon commencement of the settlement due to the uncertainty associated with this group having to purchase a new automobile insurance policy. Based on experience to date, the Company does not expect any significant costs associated with the reimbursement certificates. The final costs of the settlements will depend on, among other factors, the rate of redemption and forfeiture of the premium credits and reimbursement certificates.
     The litigation settlement costs are classified in the litigation settlement expenses line item in the Company’s consolidated statements of operations. The litigation settlement accrual for those currently estimable costs associated with the utilization of premium credits is classified in other liabilities in the Company’s consolidated balance sheet. Management intends to adjust the estimated accrual as necessary during future periods to account for the impact of the actual rate of redemption and forfeiture of the premium credits and reimbursement certificates.
     The Company received $2.95 million in July 2009 from its insurance carrier regarding coverage for the costs and expenses incurred by the Company relating to the settlement of the Georgia and Alabama litigation. The insurance recovery was accrued in fiscal year 2009 and is included in other assets in the Company’s consolidated balance sheet at June 30, 2009.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. Fair Value of Financial Instruments
     The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	December 31, 2009		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale	$186,328	$186,328	$140,311	$140,311
Cash and cash equivalents	29,227	29,227	77,201	77,201
Premiums and fees receivable, net	39,212	39,212	45,309	45,309
Liabilities:
Capitalized lease obligations	196	196	224	224
Debentures payable	41,240	19,176	41,240	15,568
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
     The following table presents selected financial data by business segment (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues:
Insurance	$53,745	$65,046	$111,028	$136,603
Real estate and corporate	30	34	59	66

Consolidated total	$53,775	$65,080	$111,087	$136,669

Income (loss) before income taxes:
Insurance	$3,560	$438	$8,035	$6,200
Real estate and corporate	(1,983)	(1,826)	(3,597)	(3,835)

Consolidated total	$1,577	$(1,388)	$4,438	$2,365

	December 31,	June 30,
	2009	2009

Total assets:
Insurance	$336,700	$348,801
Real estate and corporate	11,249	10,155

Consolidated total	$347,949	$358,956

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Recent Accounting Pronouncements
     In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Generally Accepted Accounting Principles (Topic 105) (“FASB ASU No. 2009-01”), which establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles recognized by the FASB. This codification does not create new accounting and reporting standards but organizes their structure and requires the Company to update all existing U.S. generally accepted accounting principles references to the new codification references for all future filings. The Company adopted the provisions of FASB ASU No. 2009-01 in the quarter ended September 30, 2009.
     In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (Topic 820) (“FASB ASU No. 2009-05”), which amends FASB ASC 820, Fair Value Measurements and Disclosures (Prior authoritative literature: FASB SFAS No. 157), by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets. The Company adopted the provisions of FASB ASU No. 2009-05 upon issuance. The adoption did not have an impact on the Company’s results of operations or financial condition.

FIRST ACCEPTANCE CORPORATION 10-Q
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. The following discussion should be read in conjunction with our consolidated financial statements included in this report and our consolidated financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended June 30, 2009 included in our Annual Report on Form 10-K.
General
     At December 31, 2009, we leased and operated 409 retail locations (or “stores”) staffed by employee-agents. Our employee-agents exclusively sell non-standard automobile insurance products underwritten by us. At December 31, 2009, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business - General” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 for additional information with respect to our business.
     The following table shows the change in the number of our retail locations for the periods presented. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Retail locations — beginning of period	415	429	418	431
Opened	—	—	—	1
Closed	(6)	(5)	(9)	(8)

Retail locations — end of period	409	424	409	424

     The following table shows the number of our retail locations by state.

	December 31,		September 30,		June 30,
	2009	2008	2009	2008	2009	2008
Alabama	25	25	25	25	25	25
Florida	34	39	36	39	39	40
Georgia	61	61	61	61	61	61
Illinois	76	81	78	81	78	80
Indiana	18	18	18	19	18	19
Mississippi	8	8	8	8	8	8
Missouri	12	12	12	13	12	14
Ohio	27	28	27	29	27	29
Pennsylvania	17	18	17	18	17	19
South Carolina	27	27	27	28	27	28
Tennessee	19	20	20	20	20	20
Texas	85	87	86	88	86	88

Total	409	424	415	429	418	431

FIRST ACCEPTANCE CORPORATION 10-Q
Consolidated Results of Operations
Overview
     Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses. Our insurance operations generate revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:
•	premiums earned, including policy and renewal fees, from sales of policies written and assumed by our insurance company subsidiaries;

•	commission and fee income, including installment billing fees on policies written, agency fees and commissions and fees for other ancillary products and services; and

•	investment income earned on the invested assets of the insurance company subsidiaries.
     The following table presents premiums earned by state (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Premiums earned:
Georgia	$9,960	$12,344	$20,861	$25,772
Illinois	6,075	6,826	12,406	14,188
Texas	5,714	6,133	11,626	13,134
Florida	4,933	6,196	10,194	13,812
Alabama	4,709	5,888	9,918	12,460
Ohio	2,909	3,182	5,862	6,633
Tennessee	2,855	3,800	5,958	8,215
South Carolina	2,727	4,491	5,866	9,941
Pennsylvania	2,610	2,786	5,429	5,572
Indiana	1,211	1,298	2,433	2,861
Missouri	782	956	1,609	2,085
Mississippi	714	923	1,504	1,988

Total premiums earned	$45,199	$54,823	$93,666	$116,661

     The following table presents the change in the total number of policies in force for the insurance operations. Policies in force increase as a result of new policies issued and decrease as a result of policies that are canceled or expire and are not renewed.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Policies in force — beginning of period	152,866	170,555	158,222	194,079
Net decrease during period	(5,776)	(10,998)	(11,132)	(34,522)

Policies in force — end of period	147,090	159,557	147,090	159,557

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
     The following table presents the loss, expense and combined ratios for our insurance operations.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Loss and loss adjustment expense	66.1%	68.5%	67.3%	69.7%
Expense	28.2%	25.2%	27.1%	23.2%

Combined	94.3%	93.7%	94.4%	92.9%

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
     The invested assets of the insurance company subsidiaries consist substantially of marketable, investment grade, U.S. government securities, municipal bonds, corporate bonds and collateralized mortgage obligations (“CMOs”). We also invest a portion of the portfolio in certain securities issued by political subdivisions, which enable our insurance company subsidiaries to obtain premium tax credits. Investment income is comprised primarily of interest earned on these securities, net of related investment expenses. Realized gains and losses may occur from time to time as changes are made to our holdings or based upon changes in interest rates or the credit quality of specific securities.
     The value of our consolidated investment portfolio was $186.3 million at December 31, 2009 and consisted of fixed maturity securities, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity on an after-tax basis. At December 31, 2009, we had gross unrealized gains of $5.6 million and gross unrealized losses of $2.6 million.
     At December 31, 2009, 96.1% of the fair value of our investment portfolio was rated “investment grade” (a credit rating of AAA to BBB) by nationally recognized rating organizations. The average credit rating of our fixed maturity portfolio was AA at December 31, 2009. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
     Investments in CMOs had a fair value of $43.5 million at December 31, 2009 and represented 23% of our fixed maturity portfolio. At December 31, 2009, 96% of our CMOs were considered investment grade by the nationally recognized rating agencies. In addition, 84% of our CMOs were rated AAA and 70% of our CMOs were backed by agencies of the United States government. Of the non-agency backed CMOs, 48% were rated AAA.

FIRST ACCEPTANCE CORPORATION 10-Q
     The following table summarizes our fixed maturity securities at December 31, 2009 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government and agencies	$29,505	$434	$(36)	$29,903
State	7,962	299	(6)	8,255
Political subdivisions	1,826	51	(45)	1,832
Revenue and assessment	25,546	739	(193)	26,092
Corporate bonds	74,674	2,608	(498)	76,784
Collateralized mortgage obligations:
Agency backed	28,874	1,409	—	30,283
Non-agency backed — residential	7,316	20	(974)	6,362
Non-agency backed — commercial	7,615	57	(855)	6,817

	$183,318	$5,617	$(2,607)	$186,328

     The following table sets forth the scheduled maturities of our fixed maturity securities at December 31, 2009 based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
			with No
	Securities	Securities	Gross	All
	with Gross	with Gross	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
	Gains	Losses	Losses	Securities
One year or less	$—	$—	$—	$—
After one through five years	81,536	9,047	—	90,583
After five through ten years	27,865	13,055	—	40,920
After ten years	3,183	8,180	—	11,363
No single maturity date	34,084	9,378	—	43,462

	$146,668	$39,660	$—	$186,328

     Other-Than-Temporary Impairment
     Effective April 1, 2009, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments (Prior authoritative literature: FASB Staff Position No. FAS 115-2). Under this guidance, we separate other-than-temporary impairment (“OTTI”) into the following two components: (i) the amount related to credit losses, which is recognized in the consolidated statement of operations, and (ii) the amount related to all other factors, which is recorded in other comprehensive income (loss). The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield at the date of acquisition.
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
     Our review of non-agency backed CMOs included an analysis of available information such as collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position in their respective capital structures, and credit ratings from statistical rating agencies. We review quarterly projected cash flow analyses for each security utilizing current assumptions regarding (i) actual and anticipated delinquencies, (ii) delinquency transition-to-default rates, and (iii) loss severities. Based on our quarterly reviews, we determined that there had not been adverse changes in projected cash flows, except in the case of those securities previously discussed in Note 2 to our consolidated financial statements which incurred OTTI charges of $0.8 million for the six months ended December 31, 2009. We believe that the unrealized losses on these securities are not necessarily predictive of the ultimate performance of the underlying collateral. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.
     The OTTI charges on corporate bonds for the six months ended December 31, 2008 were recorded as these bonds were considered to be impaired based on the extent and duration of the declines in their fair values and issuer-specific fundamentals relating to (i) poor operating results and weakened financial conditions, (ii) negative industry trends further impacted by the recent economic decline, and (iii) a series of downgrades to their credit ratings. Based on the factors that existed at the time of impairment, we did not believe that these bonds would recover their unrealized losses in the near future.
     We believe that the remaining securities having unrealized losses at December 31, 2009 were not other-than-temporarily impaired. We also do not intend to sell any of these securities and it is more likely than not that we will not be required to sell any of these securities before the recovery of their amortized cost basis.
Three and Six Months Ended December 31, 2009 Compared with the Three and Six Months Ended December 31, 2008
     Consolidated Results
     Revenues for the three months ended December 31, 2009 decreased 17% to $53.8 million from $65.1 million in the same period in the prior year. Income before income taxes for the three months ended December 31, 2009 was $1.6 million, compared with a loss before income taxes of $1.4 million for the three months ended December 31, 2008. Net income for the three months ended December 31, 2009 was $1.5 million, compared with a net loss of $1.0 million for the three months ended December 31, 2008. Basic and diluted net income per share was $0.03 for the three months ended December 31, 2009, compared with basic and diluted net loss per share of $0.02 for the three months ended December 31, 2008.
     Revenues for the six months ended December 31, 2009 decreased 19% to $111.1 million from $136.7 million in the same period in the prior year. Income before income taxes for the six months ended December 31, 2009 was $4.4 million, compared with $2.4 million for the six months ended December 31, 2008. Net income for the six months ended December 31, 2009 was $4.2 million, compared with $0.8 million for the six months ended

FIRST ACCEPTANCE CORPORATION 10-Q
December 31, 2008. Basic and diluted net income per share was $0.09 for the six months ended December 31, 2009, compared with $0.02 for the six months ended December 31, 2008.
     Insurance Operations
     Revenues from insurance operations were $53.7 million for the three months ended December 31, 2009, compared with $65.0 million for the three months ended December 31, 2008. For the six months ended December 31, 2009, revenues from insurance operations were $111.0 million, compared with $136.6 million for the six months ended December 31, 2008.
     Income before income taxes from insurance operations for the three months ended December 31, 2009 was $3.6 million, compared with income before income taxes from insurance operations of $0.4 million for the three months ended December 31, 2008. Income before income taxes from insurance operations for the six months ended December 31, 2009 was $8.0 million, compared with income before income taxes from insurance operations of $6.2 million for the six months ended December 31, 2008.
     Premiums Earned
     Premiums earned decreased by $9.6 million, or 18%, to $45.2 million for the three months ended December 31, 2009, from $54.8 million for the three months ended December 31, 2008. For the six months ended December 31, 2009, premiums earned decreased by $23.0 million, or 20%, to $93.7 million from $116.7 million for the six months ended December 31, 2008. The decreases in premiums earned were primarily due to the weak economic conditions, which have caused both a decline in the number of policies written, as well as an increase in the percentage of our customers purchasing liability only coverage. Rate actions taken in a number of states to improve underwriting profitability and the closure of underperforming stores also contributed to the decrease in policies written and premiums earned. Approximately 56% of the $9.6 million decline in premiums earned for the three months ended December 31, 2009 and 55% of the $23.0 million decline in premiums earned for the six months ended December 31, 2009 were in our Florida, Georgia and South Carolina markets.
     The number of policies in force at December 31, 2009 decreased 8% over the same date in 2008 from 159,557 to 147,090, due to the factors noted above. At December 31, 2009, we operated 409 stores, compared with 424 stores at December 31, 2008.
     Commission and Fee Income
     Commission and fee income decreased 9% to $7.0 million for the three months ended December 31, 2009, from $7.7 million for the three months ended December 31, 2008. For the six months ended December 31, 2009, commission and fee income decreased 13% to $13.9 million from $15.9 million for the six months ended December 31, 2008. The decreases in commission and fee income were a result of the decrease in the number of policies in force, partially offset by higher fee income related to commissionable ancillary products sold through our retail locations.
     Investment Income
     Investment income decreased to $2.0 million during the three months ended December 31, 2009 from $2.6 million during the three months ended December 31, 2008. For the six months ended December 31, 2009, investment income decreased to $3.9 million from $5.3 million during the six months ended December 31, 2008. These decreases were primarily as a result of the sale of fixed maturity investments in fiscal year 2009 to generate taxable income to utilize expiring net operating losses and the reduced yields obtained on reinvestment. At December 31, 2009 and 2008, the tax-equivalent book yield for our portfolio was 4.3% and 5.0%, respectively, with effective durations of 3.35 and 3.56 years, respectively.
     Net realized losses on fixed maturities, available-for-sale
     Net realized losses on fixed maturities, available-for-sale during the three months ended December 31, 2009 consisted of $0.4 million of charges related to OTTI on certain non-agency backed CMOs. The three months ended December 31, 2008 included only net realized losses on sales of securities.

FIRST ACCEPTANCE CORPORATION 10-Q
     For the six months ended December 31, 2009, net realized losses on fixed maturities, available-for-sale included $0.3 million in net realized gains on sales of securities and $0.8 million of charges related to OTTI on certain non-agency backed CMOs. The six months ended December 31, 2008 included $1.3 million of charges related to OTTI.
     Loss and Loss Adjustment Expenses
     The loss and loss adjustment expense ratio was 66.1% for the three months ended December 31, 2009, compared with 68.5% for the three months ended December 31, 2008. The loss and loss adjustment expense ratio was 67.3% for the six months ended December 31, 2009, compared with 69.7% for the six months ended December 31, 2008. For the three months ended December 31, 2009, we experienced favorable development on losses related to prior periods of approximately $2.4 million, compared with unfavorable development of $0.1 million for the three months ended December 31, 2008. For the six months ended December 31, 2009, we experienced favorable development of approximately $6.1 million, compared with $4.2 million for the six months ended December 31, 2008.
     Excluding development, the loss and loss adjustment expense ratios for the three months ended December 31, 2009 and 2008 were 71.4% and 68.3%, respectively. Excluding favorable development, the loss and loss adjustment expense ratios for the six months ended December 31, 2009 and 2008 were 73.8% and 73.3%, respectively. The favorable development for the six months ended December 31, 2009 and 2008 was due to lower than anticipated severity and frequency of accidents.
     Operating Expenses
     Insurance operating expenses decreased 8% to $19.7 million for the three months ended December 31, 2009 from $21.5 million for the three months ended December 31, 2008. For the six months ended December 31, 2009, insurance operating expenses decreased 9% to $39.3 million from $43.0 million for the six months ended December 31, 2008. The decreases were primarily a result of a reduction in costs (such as employee-agent commissions and premium taxes) that varied along with the decrease in premiums earned as well as savings realized from the closure of underperforming stores.
     The expense ratio increased from 25.2% for the three months ended December 31, 2008 to 28.2% for the same period in the current fiscal year. The expense ratio increased from 23.2% for the six months ended December 31, 2008 to 27.1% for the same period in the current fiscal year. The year-over-year increase in the expense ratio was due to the decrease in premiums earned, which resulted in a higher percentage of fixed expenses in our retail operations (such as rent and base salary).
     Overall, the combined ratio was 94.3% for the three months ended December 31, 2009, compared with 93.7% for the three months ended December 31, 2008. For the six months ended December 31, 2009, the combined ratio was 94.4%, compared with 92.9% for the six months ended December 31, 2008.
     Litigation Settlement
     Litigation settlement costs for the three months ended December 31, 2009 were $0.1 million, compared with $5.1 million for the same period in the prior fiscal year. For the six months ended December 31, 2009, litigation settlement costs were $(0.3) million, compared with $5.2 million for the same period in the prior fiscal year. The expense during the three months ended December 31, 2009 related to revisions in estimated costs associated with remaining available premium credits. The reduction in expense during the six months ended December 31, 2009 related to the forfeiture of premium credits by Georgia and Alabama class members partially offset by the revisions in estimated costs previously discussed. The costs during the three and six months ended December 31, 2008 were incurred in connection with our settlement and defense of the litigation as described further in Note 6 to our consolidated financial statements.

FIRST ACCEPTANCE CORPORATION 10-Q
     Pursuant to the terms of the settlements, eligible class members are entitled to certain premium credits towards a future automobile insurance policy with the Company or a reimbursement certificate for future rental or towing expenses. Benefits to the Georgia and Alabama class members commenced January 1, 2009 and March 7, 2009, respectively. Any premium credits issued to class members as described above will be prorated over a twelve-month term not to extend beyond August 2011, and the class member will be entitled to the prorated premium credit only so long as their insurance premiums remain current during the twelve-month term.
     At December 31, 2008, we accrued $5.2 million for premium credits available to class members who were actively insured by the Company. The following is a progression of the activity associated with the estimated premium credit liability (in thousands).

Balance at December 31, 2008	$5,227
Credits utilized	(1,338)
Credits forfeited	(904)

Balance at June 30, 2009	2,985
Credits utilized	(1,939)
Credits forfeited	(234)

Balance at December 31, 2009	$812

     We have not established an accrual for $0.3 million in potential premium credits available to class members who were not actively insured by the Company upon commencement of the settlement due to the uncertainty associated with this group having to purchase a new automobile insurance policy. Based on experience to date, we do not expect any significant costs associated with the reimbursement certificates. The final costs of the settlements will depend on, among other factors, the rate of redemption and forfeiture of the premium credits and reimbursement certificates.
     The litigation settlement costs are classified in the litigation settlement expenses line item in our consolidated statements of operations. The litigation settlement accrual for those currently estimable costs associated with the utilization of premium credits is classified in other liabilities in our consolidated balance sheet. We intend to adjust the estimated accrual as necessary during future periods to account for the impact of actual rate of redemption and forfeiture of the premium credits and reimbursement certificates. For additional information with respect to the litigation settlements, see Note 6 to our consolidated financial statements.
     Provision (Benefit) for Income Taxes
     The provision for income taxes for the three months ended December 31, 2009 was $0.1 million, compared with a benefit of $0.4 million for the same period in the prior fiscal year. For the six months ended December 31, 2009, the provision for income taxes was $0.2 million, compared with $1.5 million for the same period in the prior fiscal year. The provision for income taxes for the three and six months ended December 31, 2009 related to current state income taxes for certain subsidiaries with taxable income. At December 31, 2009 and June 30, 2009, we established a full valuation allowance against all net deferred tax assets. In assessing our ability to support the realizability of our deferred tax assets, we considered both positive and negative evidence. We placed greater weight on historical results than on our outlook for future profitability. The deferred tax valuation allowance may be adjusted in future periods if we consider that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, we would record an income tax benefit for the adjustment.
     Real Estate and Corporate
     Loss before income taxes from real estate and corporate operations for the three months ended December 31, 2009 was $2.0 million, compared with a loss before income taxes from real estate and corporate operations of $1.8 million for the three months ended December 31, 2008. Loss before income taxes from real estate and corporate operations for the six months ended December 31, 2009 was $3.6 million, compared with a loss before income taxes from real estate and corporate operations of $3.8 million for the six months ended December 31, 2008. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets.

FIRST ACCEPTANCE CORPORATION 10-Q
     We incurred $1.0 million and $2.0 million, respectively, of interest expense during both the three and six months ended December 31, 2009 and 2008 related to the debentures issued in June 2007. During the six months ended December 31, 2008, we incurred $0.2 million of interest expense in connection with borrowings under our former credit facility. The credit facility was repaid in full and terminated on October 31, 2008.
Liquidity and Capital Resources
     Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash used in operating activities for the six months ended December 31, 2009 and 2008 was $4.2 million and $6.2 million, respectively. Net cash used in operating activities in both periods was primarily the result of a decrease in cash collected from premiums written. Net cash used in investing activities for the six months ended December 31, 2009 was $43.8 million, compared with $4.9 million for the same period in the prior fiscal year. The six months ended December 31, 2009 included net additions in our investment portfolio of $43.2 million, while the same period in the prior fiscal year included net additions to our investment portfolio of $3.3 million. The net additions in the current fiscal year were primarily the result of the sale of fixed maturity investments in fiscal year 2009 to generate taxable income to utilize expiring net operating losses and the reinvestment of the sale proceeds in fiscal year 2010. Financing activities for the six months ended December 31, 2008 included principal prepayments made on our former credit facility of $3.9 million.
     Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary sources of unrestricted cash to meet its obligations are dividends from our insurance company subsidiaries and the sale of ancillary products to our insureds. The holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At December 31, 2009, we had $8.4 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.
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
     The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are statutory guidelines that suggest that on an annual calendar year basis, the insurance company subsidiaries should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. Based on our current forecast of statutory capital and surplus and net premiums written, we anticipate our ratio will be approximately 2-to-1 for the reasonably foreseeable future.
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

FIRST ACCEPTANCE CORPORATION 10-Q
Critical Accounting Estimates
     There have been no significant changes to our critical accounting estimates during the six months ended December 31, 2009 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
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
Forward-Looking Statements
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements made in this report, other than statements of historical fact, are forward-looking statements. You can identify these statements from our use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:
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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$193,452	$189,898	$186,328	$182,796	$179,325	$172,626

     The following table provides information about our fixed maturity investments at December 31, 2009 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of discounts at the time of purchase and OTTI) by expected maturity date for each of the five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

			Securities
			with No
	Securities	Securities	Gross
	with Gross	with Gross	Unrealized
	Unrealized	Unrealized	Gains or
Year Ended June 30,	Gains	Losses	Losses	Amount
2010	$2,963	$581	$—	$3,544
2011	11,048	2,855	—	13,903
2012	22,427	271	—	22,698
2013	20,424	7,053	—	27,477
2014	21,805	1,339	—	23,144
Thereafter	59,913	30,034	—	89,947

Total	$138,580	$42,133	$—	$180,713

Fair value	$146,668	$39,660	$—	$186,328

     On June 15, 2007, our wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points).
Credit Risk
     Credit risk is managed by diversifying the portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The largest investment in any one fixed maturity security, excluding U.S. government and agency securities, is $5.1 million, or 3% of the fixed maturity portfolio. The top five investments make up 14% of the fixed maturity portfolio. The average credit quality rating for our fixed maturity portfolio was AA at December 31, 2009. There are no fixed maturities in the portfolio that have not produced investment income during the previous twelve months.

FIRST ACCEPTANCE CORPORATION 10-Q
     The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized securities rating organizations at December 31, 2009 (in thousands).

		% of		% of
	Amortized	Amortized	Fair	Fair
Comparable Rating	Cost	Cost	Value	Value
AAA	$78,224	42.7%	$80,205	43.1%
AA+, AA, AA-	37,285	20.3%	38,004	20.4%
A+, A, A-	49,823	27.2%	50,756	27.2%
BBB+, BBB, BBB-	10,170	5.5%	10,112	5.4%

Total investment grade	175,502	95.7%	179,077	96.1%

Not rated	4,079	2.2%	3,974	2.1%

BB+, BB, BB-	1,911	1.1%	1,797	1.0%
B+, B, B-	804	0.4%	745	0.4%
CCC+, CCC, CCC-	842	0.5%	617	0.3%
CC+, CC, CC-	180	0.1%	118	0.1%

Total non-investment grade	3,737	2.1%	3,277	1.8%

Total	$183,318	100.0%	$186,328	100.0%

     The mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these increasing delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant declines in fair value. We have only modest exposure to sub-prime investments and no exposure to Alt-A investments. At December 31, 2009, our fixed maturity portfolio included three CMOs having sub-prime exposure with a fair value of $0.8 million.
     Our investment portfolio consists of $36.2 million of municipal bonds, of which $24.4 million are insured. Of the insured bonds, 68% are insured with MBIA, 14% with AMBAC and 18% with XL Capital. These securities are paying their principal and periodic interest timely.
     The following table presents the underlying ratings as of December 31, 2009, represented by the lower of either Standard and Poor’s, Fitch’s, or Moody’s ratings, of the municipal bond portfolio (in thousands).

	Insured		Uninsured		Total
		% of		% of		% of
	Fair	Fair	Fair	Fair	Fair	Fair
	Value	Value	Value	Value	Value	Value
AAA	$—	—	$4,775	40%	$4,775	13%
AA+, AA, AA-	11,694	48%	5,960	51%	17,654	49%
A+, A, A-	11,160	46%	1,036	9%	12,196	34%
BBB+, BBB, BBB-	1,554	6%	—	—	1,554	4%

Total	$24,408	100%	$11,771	100%	$36,179	100%

FIRST ACCEPTANCE CORPORATION 10-Q
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2009. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
     During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

FIRST ACCEPTANCE CORPORATION 10-Q
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     At the Company’s Annual Meeting of Stockholders held on November 17, 2009 (the “Annual Meeting”), the following persons were elected to the Company’s Board of Directors for a one-year term:

	Votes For	Votes Withheld
Rhodes R. Bobbitt	45,449,810	1,223,877
Harvey B. Cash	39,407,008	7,266,679
Donald J. Edwards	44,959,606	1,714,081
Gerald J. Ford	45,360,661	1,313,026
Stephen J. Harrison	45,851,721	821,966
Thomas M. Harrison, Jr.	45,852,623	821,064
Tom C. Nichols	44,955,607	1,718,080
Lyndon L. Olson, Jr.	39,405,397	7,268,290
William A. Shipp, Jr.	45,707,354	966,333
     The following proposals were also considered and approved at the Annual Meeting by the vote set forth below:

			Votes Withheld
			and Broker
	Votes For	Votes Against	Non-Votes
Approval of the Amended and Restated First Acceptance Corporation 2002 Long Term Incentive Plan	35,372,976	7,276,925	43,119
Approval of value-for-value option exchange whereby certain outstanding stock options would be exchanged for shares of restricted common stock	35,209,908	7,419,478	63,634
Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2010	46,632,365	17,380	23,992
Item 6. Exhibits
The following exhibits are attached to this report:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FIRST ACCEPTANCE CORPORATION 10-Q
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION
February 8, 2010	By:	/s/ Kevin P. Cohn
Kevin P. Cohn
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)