Form 10-Q
period 2010-03-31
FIRST ACCEPTANCE CORP /DE/
filed 2010-05-10
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐       No ☑
At May 10, 2010, there were 48,488,784 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	June 30,
	2010	2009
	(Unaudited)
ASSETS
Fixed maturities, available-for-sale at fair value (amortized cost of $183,013 and $140,849, respectively)	$188,145	$140,311
Cash and cash equivalents	32,531	77,201
Premiums and fees receivable, net of allowance of $376 and $419	49,777	45,309
Other assets	8,905	11,866
Property and equipment, net	3,662	3,921
Deferred acquisition costs	4,255	3,896
Goodwill	70,092	70,092
Identifiable intangible assets	6,360	6,360

TOTAL ASSETS	$363,727	$358,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$76,183	$83,973
Unearned premiums and fees	62,499	57,350
Debentures payable	41,240	41,240
Other liabilities	11,092	16,537

Total liabilities	191,014	199,100

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 48,489 and 48,312 shares issued and outstanding, respectively	485	483
Additional paid-in capital	465,601	464,720
Accumulated other comprehensive income (loss)	5,132	(538)
Accumulated deficit	(298,505)	(304,809)

Total stockholders’ equity	172,713	159,856

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$363,727	$358,956

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues:
Premiums earned	$46,651	$54,845	$140,317	$171,506
Commission and fee income	7,471	8,115	21,391	24,033
Investment income	2,008	2,410	5,954	7,741
Net realized gains (losses) on fixed maturities, available-for-sale	(14)	1,727	(459)	486

	56,116	67,097	167,203	203,766

Costs and expenses:
Losses and loss adjustment expenses	31,902	38,929	94,926	120,214
Insurance operating expenses	20,125	22,021	59,406	64,977
Other operating expenses	280	276	1,303	982
Litigation settlement	(35)	(67)	(314)	5,167
Stock-based compensation	198	523	853	1,532
Depreciation and amortization	483	455	1,447	1,379
Interest expense	970	969	2,951	3,159

	53,923	63,106	160,572	197,410

Income before income taxes	2,193	3,991	6,631	6,356
Provision for income taxes	124	1,597	327	3,124

Net income	$2,069	$2,394	$6,304	$3,232

Net income per share:
Basic and diluted	$0.04	$0.05	$0.13	$0.07

Number of shares used to calculate net income per share:
Basic	47,994	47,673	47,943	47,662

Diluted	48,637	48,865	48,699	49,030

Reconciliation of net income to comprehensive income (loss):
Net income	$2,069	$2,394	$6,304	$3,232
Net unrealized change in investments	2,123	(1,926)	5,670	(3,599)

Comprehensive income (loss)	$4,192	$468	$11,974	$(367)

Detail of net realized gains (losses) on fixed maturities, available-for-sale:
Net realized gains (losses) on sales	$(14)	$2,449	$300	$2,473
Unrealized losses on fixed maturities with other-than-temporary impairment charges	—	(722)	(1,449)	(1,987)
Non-credit portion included in comprehensive income (loss)	—	—	(690)	—

Other-than-temporary impairment charges recognized in income	—	(722)	(759)	(1,987)

Net realized gains (losses) on fixed maturities, available-for-sale	$(14)	$1,727	$(459)	$486

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$6,304	$3,232
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,447	1,379
Stock-based compensation	853	1,532
Deferred income taxes	—	2,387
Other-than-temporary impairment on investment securities	759	1,987
Net realized gains on sales of investments	(300)	(2,473)
Other	432	103
Change in:
Premiums and fees receivable	(4,511)	8,279
Loss and loss adjustment expense reserves	(7,790)	(8,660)
Unearned premiums and fees	5,149	(8,471)
Litigation settlement	91	(2,443)
Other	(2,865)	(1,087)

Net cash used in operating activities	(431)	(4,235)

Cash flows from investing activities:
Purchases of fixed maturities, available-for-sale	(64,439)	(16,228)
Maturities and paydowns of fixed maturities, available-for-sale	9,867	19,285
Sales of fixed maturities, available-for-sale	11,566	42,786
Net change in receivable/payable for securities	—	(1,045)
Capital expenditures	(1,197)	(635)
Other	(22)	(103)

Net cash provided by (used in) investing activities	(44,225)	44,060

Cash flows from financing activities:
Payments on borrowings	(47)	(3,996)
Net proceeds from issuance of common stock	33	37

Net cash used in financing activities	(14)	(3,959)

Net increase (decrease) in cash and cash equivalents	(44,670)	35,866
Cash and cash equivalents, beginning of period	77,201	38,646

Cash and cash equivalents, end of period	$32,531	$74,512

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
     The consolidated financial statements of First Acceptance Corporation and its subsidiaries (the “Company”) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with the current year presentation.
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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following table presents the fair-value measurements for each major category of assets that are measured on a recurring basis at March 31, 2010 (in thousands).

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$28,924	$28,924	$—	$—
State	7,825	—	7,825	—
Political subdivisions	1,808	—	1,808	—
Revenue and assessment	29,321	—	29,321	—
Corporate bonds	77,419	—	77,419	—
Collateralized mortgage obligations:
Agency backed	29,175	—	29,175	—
Non-agency backed — residential	6,557	—	6,557	—
Non-agency backed — commercial	7,116	—	7,116	—

Total fixed maturities, available-for-sale	188,145	28,924	159,221	—
Cash and cash equivalents	32,531	32,531	—	—

Total	$220,676	$61,455	$159,221	$—

     The fair values of the Company’s fixed maturities are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above table are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. There were no transfers between Level 1 and Level 2 for the three and nine months ended March 31, 2010. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The Company has not made any adjustments to the prices obtained from the independent pricing sources.
     The Company has reviewed the pricing techniques and methodologies of the independent pricing sources and believes that their policies adequately consider market activity, either based on specific transactions for the security valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. The Company monitored security-specific valuation trends and discussed material changes or the absence of expected changes with the pricing sources to understand the underlying factors and inputs and to validate the reasonableness of the pricing.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Based on the above categorization, the following tables represent the quantitative disclosure for those assets included in category Level 3 during the periods presented (in thousands).

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
		Collateralized mortgage obligations
		Non-agency	Non-agency
	Corporate	backed —	backed —
Three Months Ended March 31, 2010:	bonds	residential	commercial	Total
Balance at January 1, 2010	$3,974	$2,600	$—	$6,574
Total gains or losses (realized or unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income (loss)	(14)	82	—	68
Transfers into Level 3	—	—	—	—
Transfers out of Level 3(a)	(3,960)	(2,682)	—	(6,642)

Balance at March 31, 2010	$—	$—	$—	$—

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
		Collateralized mortgage obligations
		Non-agency	Non-agency
	Corporate	backed —	backed —
Nine Months Ended March 31, 2010:	bonds	residential	commercial	Total
Balance at July 1, 2009	$—	$1,930	$707	$2,637
Total gains or losses (realized or unrealized):
Included in net income	—	—	—	—
Included in other comprehensive income (loss)	—	353	189	542
Transfers into Level 3	—	—	—	—
Transfers out of Level 3 (a)	—	(2,283)	(896)	(3,179)

Balance at March 31, 2010	$—	$—	$—	$—

(a)	Transferred from Level 3 to Level 2 as observable market data became available during the periods presented due to the increase in market activity for these securities.
     Investment Income and Net Realized Gains and Losses
     The major categories of investment income follow (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Fixed maturities, available-for-sale	$2,138	$2,451	$6,331	$7,664
Cash and cash equivalents	3	38	26	324
Other	29	29	87	87
Investment expenses	(162)	(108)	(490)	(334)

	$2,008	$2,410	$5,954	$7,741

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The components of net realized gains (losses) on fixed maturities, available-for-sale are as follows (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Gains	$7	$2,531	$326	$2,592
Losses	(21)	(82)	(26)	(119)
Other-than-temporary impairment	—	(722)	(759)	(1,987)

	$(14)	$1,727	$(459)	$486

     Realized gains and losses on sales of securities are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) charges is included in other comprehensive income (loss). The amounts of such charges taken for securities still owned were $1.3 million for non-agency backed residential collateralized mortgage obligations (“CMOs”) and $0.6 million for non-agency backed commercial CMOs at March 31, 2010 and $0.6 million for non-agency backed residential CMOs and $0.6 million for non-agency backed commercial CMOs at June 30, 2009.
     Fixed Maturities, Available-for-Sale
     The following tables summarize the Company’s fixed maturity securities (in thousands).

	Amortized	Gross Unrealized	Gross Unrealized	Fair
March 31, 2010	Cost	Gains	Losses	Value
U.S. government and agencies	$28,281	$643	$—	$28,924
State	7,474	352	(1)	7,825
Political subdivisions	1,790	55	(37)	1,808
Revenue and assessment	28,485	966	(130)	29,321
Corporate bonds	74,533	3,265	(379)	77,419
Collateralized mortgage obligations:
Agency backed	27,575	1,600	—	29,175
Non-agency backed — residential	7,280	39	(762)	6,557
Non-agency backed — commercial	7,595	122	(601)	7,116

	$183,013	$7,042	$(1,910)	$188,145

	Amortized	Gross Unrealized	Gross Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value
U.S. government and agencies	$10,744	$473	$(37)	$11,180
State	8,238	344	(19)	8,563
Political subdivisions	1,834	52	(32)	1,854
Revenue and assessment	27,816	831	(166)	28,481
Corporate bonds	45,737	1,654	(665)	46,726
Collateralized mortgage obligations:
Agency backed	30,656	1,270	—	31,926
Non-agency backed — residential	8,178	1	(2,561)	5,618
Non-agency backed — commercial	7,646	—	(1,683)	5,963

	$140,849	$4,625	$(5,163)	$140,311

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following table sets forth the scheduled maturities of our fixed maturity securities at March 31, 2010 based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
			with No
	Securities	Securities	Gross	All
	with Gross	with Gross	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
	Gains	Losses	Losses	Securities
One year or less	$5,546	$500	$—	$6,046
After one through five years	84,701	189	—	84,890
After five through ten years	36,250	745	—	36,995
After ten years	6,424	10,942	—	17,366
No single maturity date	34,802	8,046	—	42,848

	$167,723	$20,422	$—	$188,145

     The following table reflects the number of securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than	Greater	Gross
	or equal to	than 12	Unrealized
At:	12 months	months	Gains
March 31, 2010	6	22	153
June 30, 2009	3	37	133
     The following tables reflect the fair value and gross unrealized losses of those securities in a continuous unrealized loss position for greater than 12 months. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at March 31, 2010:	Securities	Value	Losses
Less than 10%	13	$8,688	$(499)
Greater than 10%	9	3,375	(1,326)

	22	$12,063	$(1,825)

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at June 30, 2009:	Securities	Value	Losses
Less than 10%	17	$15,368	$(766)
Greater than 10%	20	8,970	(4,348)

	37	$24,338	$(5,114)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of
	Securities with		Severity of Gross Unrealized Losses
Length of	Gross	Gross			Greater
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	than
at March 31, 2010:	Losses	Losses	than 5%	10%	10%
Less than or equal to:
Three months	$7,681	$(74)	$(74)	$—	$—
Six months	153	(1)	(1)	—	—
Nine months	525	(10)	(10)	—	—
Twelve months	—	—	—	—	—
Greater than twelve months	12,063	(1,825)	(42)	(457)	(1,326)

Total	$20,422	$(1,910)	$(127)	$(457)	$(1,326)

	Fair Value of
	Securities with		Severity of Gross Unrealized Losses
Length of	Gross	Gross			Greater
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	than
at June 30, 2009:	Losses	Losses	than 5%	10%	10%
Less than or equal to:
Three months	$—	$—	$—	$—	$—
Six months	1,011	(38)	(38)	—	—
Nine months	—	—	—	—	—
Twelve months	533	(11)	(11)	—	—
Greater than twelve months	24,338	(5,114)	(249)	(517)	(4,348)

Total	$25,882	$(5,163)	$(298)	$(517)	$(4,348)

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

	Three Months Ended March 31,
	2010		2009
	Number		Number
	of		of
	Securities	OTTI	Securities	OTTI
Corporate bonds	—	$—	1	$(150)
Collateralized mortgage obligations:
Non-agency backed — residential	—	—	2	(419)
Non-agency backed — commercial	—	—	1	(153)

	—	$—	4	$(722)

	Nine Months Ended March 31,
	2010		2009
	Number		Number
	of		of
	Securities	OTTI	Securities	OTTI
Corporate bonds	—	$—	3	$(871)
Collateralized mortgage obligations:
Non-agency backed — residential	8	(759)	4	(702)
Non-agency backed — commercial	—	—	3	(414)

	8	$(759)	10	$(1,987)

     Since the adoption of FASB ASC 320-10-65, the following is a progression of the credit-related portion of OTTI on fixed maturity securities owned at March 31, 2010 (in thousands).

	Three Months Ended	Nine Months Ended
	March 31, 2010	March 31, 2010
Beginning balance	$(3,077)	$(2,870)
Additional credit impairments on:
Previously impaired securities	—	(270)
Securities without previous impairments	—	(489)

	—	(759)
Reductions for securities sold	—	552

Balance at March 31, 2010	$(3,077)	$(3,077)

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
     The OTTI charges on corporate bonds for the nine months ended March 31, 2009 were recorded as these bonds were considered to be impaired based on the extent and duration of the declines in their fair values and issuer-specific fundamentals relating to (i) poor operating results and weakened financial conditions, (ii) negative industry trends further impacted by the recent economic decline, and (iii) a series of downgrades to their credit ratings. Based on the factors that existed at the time of impairment, the Company did not believe that these bonds would recover their unrealized losses in the near future.
     The Company believes that the remaining securities having unrealized losses at March 31, 2010 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.
3. Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net income	$2,069	$2,394	$6,304	$3,232

Weighted average common basic shares	47,994	47,673	47,943	47,662
Weighted average effect of dilutive securities	643	1,192	756	1,368

Weighted average common dilutive shares	48,637	48,865	48,699	49,030

Basic and diluted net income per share	$0.04	$0.05	$0.13	$0.07

     For the three months ended March 31, 2010, options to purchase approximately 4.6 million shares of common stock with a dilutive effect of approximately 0.1 million shares and 0.5 million shares of unvested restricted common stock were included in the computation of diluted income per share. For the three months ended March 31, 2009, options to purchase approximately 5.3 million shares of common stock with a dilutive effect of approximately 0.7 million shares and 0.6 million shares of unvested restricted common stock were included in the computation of diluted income per share.
     For the nine months ended March 31, 2010, options to purchase approximately 4.6 million shares of common stock with a dilutive effect of approximately 0.3 million shares and 0.5 million shares of unvested restricted common stock were included in the computation of diluted income per share. For the nine months ended March 31, 2009, options to purchase approximately 5.3 million shares of common stock with a dilutive effect of approximately 0.9 million shares and 0.6 million shares of unvested restricted common stock were included in the computation of diluted income per share.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
4. Income Taxes
     The provision for income taxes consisted of the following (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Federal:
Current	$—	$553	$—	$525
Deferred	—	953	—	2,105

	—	1,506	—	2,630

State:
Current	124	3	327	212
Deferred	—	88	—	282

	124	91	327	494

	$124	$1,597	$327	$3,124

     The provision for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income before income taxes as a result of the following (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Provision for income taxes at statutory rate	$768	$1,397	$2,321	$2,225
Tax effect of:
Tax-exempt investment income	(4)	(5)	(12)	(12)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to income taxes	(602)	—	(2,031)	—
State income taxes, net of federal income tax benefit	(67)	90	11	420
Other	29	115	38	491

	$124	$1,597	$327	$3,124

     The Company had a valuation allowance of $20.9 million and $24.9 million at March 31, 2010 and June 30, 2009, respectively, to reduce net deferred tax assets to the amount that is more likely than not to be realized, which included all net deferred tax assets at March 31, 2010 and June 30, 2009. For the nine months ended March 31, 2010, the change in the valuation allowance included the unrealized change on investments of $2.0 million included in other comprehensive income (loss).
     In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s net deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its deferred tax assets, management considered both positive and negative evidence. The Company placed greater weight on historical results than on the Company’s outlook for future profitability and established a deferred tax valuation allowance against all net deferred tax assets at March 31, 2010 and June 30, 2009. The deferred tax valuation allowance may be adjusted in future periods if management considers that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, the Company would record an income tax benefit for the adjustment.

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

Balance at December 31, 2008	$5,227
Credits utilized	(1,338)
Credits forfeited	(904)

Balance at June 30, 2009	2,985
Credits utilized	(2,482)
Credits forfeited	(269)

Balance at March 31, 2010	$234

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
     The litigation settlement costs are classified in the litigation settlement expenses line item in the Company’s consolidated statements of operations. The litigation settlement accrual for those currently estimable costs associated with the utilization of premium credits is classified in other liabilities in the Company’s consolidated balance sheets. Management intends to adjust the estimated accrual as necessary during future periods to account for the impact of the actual rate of redemption and forfeiture of the premium credits and reimbursement certificates.
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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. Fair Value of Financial Instruments
     The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	March 31, 2010		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Fixed maturities, available-for-sale	$188,145	$188,145	$140,311	$140,311
Cash and cash equivalents	32,531	32,531	77,201	77,201
Premiums and fees receivable, net	49,777	49,777	45,309	45,309
Liabilities:
Debentures payable	41,240	21,673	41,240	15,568
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
     The following table presents selected financial data by business segment (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues:
Insurance	$56,087	$67,068	$167,114	$203,671
Real estate and corporate	29	29	89	95

Consolidated total	$56,116	$67,097	$167,203	$203,766

Income before income taxes:
Insurance	$3,609	$5,729	$11,645	$11,930
Real estate and corporate	(1,416)	(1,738)	(5,014)	(5,574)

Consolidated total	$2,193	$3,991	$6,631	$6,356

	March 31,	June 30,
	2010	2009
Total assets:
Insurance	$351,636	$348,801
Real estate and corporate	12,091	10,155

Consolidated total	$363,727	$358,956

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Recent Accounting Pronouncements
     In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Generally Accepted Accounting Principles (Topic 105) (“FASB ASU No. 2009-01”), which established the FASB Accounting Standards Codification as the single source of authoritative accounting principles recognized by the FASB. This codification did not create new accounting and reporting standards but organized their structure and required the Company to update all existing U.S. generally accepted accounting principles references to the new codification references for all future filings. The Company adopted the provisions of FASB ASU No. 2009-01 in the quarter ended September 30, 2009.
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
     In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) (“FASB ASU No. 2010-06”), which amends FASB ASC 820, Fair Value Measurements and Disclosures (Prior authoritative literature: FASB SFAS No. 157), to require additional disclosures regarding fair value measurements. The Company adopted the provisions of FASB ASU No. 2010-06 in the quarter ended March 31, 2010. The adoption did not have an impact on the Company’s results of operations or financial condition.

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
General
     At March 31, 2010, we leased and operated 405 retail locations (or “stores”) staffed by employee-agents who primarily sell non-standard private passenger automobile insurance products underwritten by us as well as certain commissionable ancillary products. In certain states, our employee-agents also sell other complementary insurance products underwritten by us. At March 31, 2010, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business — General” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 for additional information with respect to our business.
     The following table shows the change in the number of our retail locations for the periods presented. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Retail locations — beginning of period	409	424	418	431
Opened	—	—	—	1
Closed	(4)	(5)	(13)	(13)

Retail locations — end of period	405	419	405	419

     The following table shows the number of our retail locations by state.

	March 31,		December 31,		June 30,
	2010	2009	2009	2008	2009	2008
Alabama	25	25	25	25	25	25
Florida	34	39	34	39	39	40
Georgia	61	61	61	61	61	61
Illinois	75	80	76	81	78	80
Indiana	18	18	18	18	18	19
Mississippi	8	8	8	8	8	8
Missouri	12	12	12	12	12	14
Ohio	27	27	27	28	27	29
Pennsylvania	17	17	17	18	17	19
South Carolina	26	27	27	27	27	28
Tennessee	19	20	19	20	20	20
Texas	83	85	85	87	86	88

Total	405	419	409	424	418	431

FIRST ACCEPTANCE CORPORATION 10-Q
Consolidated Results of Operations
Overview
     Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses. Our insurance operations generate revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:
•	premiums earned, including policy and renewal fees, from sales of policies written and assumed by our insurance company subsidiaries;

•	commission and fee income, including installment billing fees on policies written and assumed, agency fees and commissions and fees for other ancillary products and services; and

•	investment income earned on the invested assets of the insurance company subsidiaries.
     The following table presents premiums earned by state (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Premiums earned:
Georgia	$9,918	$12,273	$30,780	$38,045
Texas	6,233	6,459	17,858	19,593
Illinois	6,076	6,736	18,482	20,923
Florida	5,307	6,382	15,502	20,194
Alabama	4,727	5,845	14,645	18,305
Ohio	3,223	3,182	9,085	9,815
Tennessee	2,925	3,650	8,883	11,865
South Carolina	2,847	4,219	8,712	14,160
Pennsylvania	2,569	2,883	7,998	8,455
Indiana	1,266	1,359	3,699	4,221
Missouri	834	939	2,443	3,023
Mississippi	726	918	2,230	2,907

Total premiums earned	$46,651	$54,845	$140,317	$171,506

     The following table presents the change in the total number of policies in force for the insurance operations. Policies in force increase as a result of new policies issued and decrease as a result of policies that are canceled or expire and are not renewed.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Policies in force — beginning of period	147,090	159,557	158,222	194,079
Net increase (decrease) during period	22,513	14,117	11,381	(20,405)

Policies in force — end of period	169,603	173,674	169,603	173,674

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
     The following table presents the loss, expense and combined ratios for our insurance operations.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Loss and loss adjustment expense	68.4%	71.0%	67.6%	70.1%
Expense	27.1%	25.3%	27.1%	23.9%

Combined	95.5%	96.3%	94.7%	94.0%

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
     The invested assets of the insurance company subsidiaries consist substantially of marketable, investment grade, U.S. government securities, municipal bonds, corporate bonds and collateralized mortgage obligations (“CMOs”). We also invest a portion of the portfolio in certain securities issued by political subdivisions, which enable our insurance company subsidiaries to obtain premium tax credits. Investment income is comprised primarily of interest earned on these securities, net of related investment expenses. Realized gains and losses may occur from time to time as changes are made to our holdings based upon changes in interest rates or the credit quality of specific securities.
     The value of our consolidated investment portfolio was $188.1 million at March 31, 2010 and consisted of fixed maturity securities, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity on an after-tax basis. At March 31, 2010, we had gross unrealized gains of $7.0 million and gross unrealized losses of $1.9 million.
     At March 31, 2010, 94.7% of the fair value of our investment portfolio was rated “investment grade” (a credit rating of AAA to BBB) by nationally recognized rating organizations. The average credit rating of our fixed maturity portfolio was AA at March 31, 2010. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
     Investments in CMOs had a fair value of $42.8 million at March 31, 2010 and represented 23% of our fixed maturity portfolio. At March 31, 2010, 93% of our CMOs were considered investment grade by the nationally recognized rating agencies. In addition, 83% of our CMOs were rated AAA and 68% of our CMOs were backed by agencies of the United States government. Of the non-agency backed CMOs, 46% were rated AAA.

FIRST ACCEPTANCE CORPORATION 10-Q
     The following table summarizes our fixed maturity securities at March 31, 2010 (in thousands).

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government and agencies	$28,281	$643	$—	$28,924
State	7,474	352	(1)	7,825
Political subdivisions	1,790	55	(37)	1,808
Revenue and assessment	28,485	966	(130)	29,321
Corporate bonds	74,533	3,265	(379)	77,419
Collateralized mortgage obligations:
Agency backed	27,575	1,600	—	29,175
Non-agency backed — residential	7,280	39	(762)	6,557
Non-agency backed — commercial	7,595	122	(601)	7,116

	$183,013	$7,042	$(1,910)	$188,145

     The following table sets forth the scheduled maturities of our fixed maturity securities at March 31, 2010 based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
			with No
	Securities with	Securities with	Gross	All
	Gross	Gross	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
	Gains	Losses	Losses	Securities
One year or less	$5,546	$500	$—	$6,046
After one through five years	84,701	189	—	84,890
After five through ten years	36,250	745	—	36,995
After ten years	6,424	10,942	—	17,366
No single maturity date	34,802	8,046	—	42,848

	$167,723	$20,422	$—	$188,145

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
     Our review of non-agency backed CMOs included an analysis of available information such as collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position in their respective capital structures, and credit ratings from statistical rating agencies. We review quarterly projected cash flow analyses for each security utilizing current assumptions regarding (i) actual and anticipated delinquencies, (ii) delinquency transition-to-default rates, and (iii) loss severities. Based on our quarterly reviews, we determined that there had not been an adverse change in projected cash flows, except in the case of those securities previously discussed in Note 2 to our consolidated financial statements which incurred OTTI charges of $0.8 million for the nine months ended March 31, 2010. We believe that the unrealized losses on these securities are not necessarily predictive of the ultimate performance of the underlying collateral. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.
     The OTTI charges on corporate bonds for the nine months ended March 31, 2009 were recorded as these bonds were considered to be impaired based on the extent and duration of the declines in their fair values and issuer-specific fundamentals relating to (i) poor operating results and weakened financial conditions, (ii) negative industry trends further impacted by the recent economic decline, and (iii) a series of downgrades to their credit ratings. Based on the factors that existed at the time of impairment, we did not believe that these bonds would recover their unrealized losses in the near future.
     We believe that the remaining securities having unrealized losses at March 31, 2010 were not other-than-temporarily impaired. We also do not intend to sell any of these securities and it is more likely than not that we will not be required to sell any of these securities before the recovery of their amortized cost basis.
Three and Nine Months Ended March 31, 2010 Compared with the Three and Nine Months Ended March 31, 2009
     Consolidated Results
     Revenues for the three months ended March 31, 2010 decreased 16% to $56.1 million from $67.1 million in the same period in the prior year. Income before income taxes for the three months ended March 31, 2010 was $2.2 million, compared with $4.0 million for the three months ended March 31, 2009. Net income for the three months ended March 31, 2010 was $2.1 million, compared with $2.4 million for the three months ended March 31, 2009. Basic and diluted net income per share was $0.04 for the three months ended March 31, 2010, compared with $0.05 for the three months ended March 31, 2009.
     Revenues for the nine months ended March 31, 2010 decreased 18% to $167.2 million from $203.8 million in the same period in the prior year. Income before income taxes for the nine months ended March 31, 2010 was $6.6 million, compared with $6.4 million for the nine months ended March 31, 2009. Net income for the nine months ended March 31, 2010 was $6.3 million, compared with $3.2 million for the nine months ended March 31, 2009. Basic and diluted net income per share was $0.13 for the nine months ended March 31, 2010, compared with $0.07 for the nine months ended March 31, 2009.

FIRST ACCEPTANCE CORPORATION 10-Q
     Insurance Operations
     Revenues from insurance operations were $56.1 million for the three months ended March 31, 2010, compared with $67.1 million for the three months ended March 31, 2009. For the nine months ended March 31, 2010, revenues from insurance operations were $167.1 million, compared with $203.7 million for the nine months ended March 31, 2009.
     Income before income taxes from insurance operations for the three months ended March 31, 2010 was $3.6 million, compared with $5.7 million for the three months ended March 31, 2009. Income before income taxes from insurance operations for the nine months ended March 31, 2010 was $11.6 million, compared with $11.9 million for the nine months ended March 31, 2009.
      Premiums Earned
     Premiums earned decreased by $8.2 million, or 15%, to $46.7 million for the three months ended March 31, 2010, from $54.8 million for the three months ended March 31, 2009. For the nine months ended March 31, 2010, premiums earned decreased by $31.2 million, or 18%, to $140.3 million from $171.5 million for the nine months ended March 31, 2009. The decreases in premiums earned were primarily due to the weak economic conditions, which have caused both a decline in the number of policies written, as well as an increase in the percentage of our customers purchasing liability-only coverage. The closure of underperforming stores also contributed to the decrease in policies written and premiums earned. Approximately 72% of the $8.2 million decline in premiums earned for the three months ended March 31, 2010 and 68% of the $31.2 million decline in premiums earned for the nine months ended March 31, 2010 were in our Alabama, Florida, Georgia and South Carolina markets.
     The number of policies in force at March 31, 2010 decreased 2% over the same date in 2009 from 173,674 to 169,603, due to the factors noted above. At March 31, 2010, we operated 405 stores, compared with 419 stores at March 31, 2009.
     Commission and Fee Income
     Commission and fee income decreased 8% to $7.5 million for the three months ended March 31, 2010, from $8.1 million for the three months ended March 31, 2009. For the nine months ended March 31, 2010, commission and fee income decreased 11% to $21.4 million from $24.0 million for the nine months ended March 31, 2009. The decreases in commission and fee income were a result of the decrease in the number of policies in force, partially offset by higher fee income related to commissionable ancillary products sold through our retail locations.
     Investment Income
     Investment income decreased to $2.0 million during the three months ended March 31, 2010 from $2.4 million during the three months ended March 31, 2009. For the nine months ended March 31, 2010, investment income decreased to $6.0 million from $7.7 million during the nine months ended March 31, 2009. These decreases were primarily a result of the sale of fixed maturity investments in fiscal year 2009 to generate taxable income to utilize expiring net operating losses and the reduced yields obtained on reinvestment. At March 31, 2010 and 2009, the tax-equivalent book yield for our portfolio was 4.2% and 3.8%, respectively, with effective durations of 3.36 and 2.45 years, respectively.

FIRST ACCEPTANCE CORPORATION 10-Q
     Net realized gains (losses) on fixed maturities, available-for-sale
     Net realized losses on fixed maturities, available-for-sale during the three months ended March 31, 2010 consisted of net realized losses on sales of securities. For the three months ended March 31, 2009, net realized gains on fixed maturities, available-for-sale included $2.4 million of net realized gains on sales of securities and $0.7 million of charges related to OTTI.
     For the nine months ended March 31, 2010, net realized losses on fixed maturities, available-for-sale included $0.3 million in net realized gains on sales of securities and $0.8 million of charges related to OTTI on certain non-agency backed CMOs. Net realized gains on fixed maturities, available-for-sale during the nine months ended March 31, 2009 included $2.5 million of net realized gains on sales of securities and $2.0 million of charges related to OTTI.
     Loss and Loss Adjustment Expenses
     The loss and loss adjustment expense ratio was 68.4% for the three months ended March 31, 2010, compared with 71.0% for the three months ended March 31, 2009. The loss and loss adjustment expense ratio was 67.6% for the nine months ended March 31, 2010, compared with 70.1% for the nine months ended March 31, 2009. For the three months ended March 31, 2010, we experienced favorable development related to prior periods of $4.1 million, compared with $2.7 million for the three months ended March 31, 2009. For the nine months ended March 31, 2010, we experienced favorable development related to prior periods of $10.2 million, compared with $6.9 million for the nine months ended March 31, 2009.
     Excluding favorable development related to prior periods, the loss and loss adjustment expense ratios for the three months ended March 31, 2010 and 2009 were 77.2% and 75.9%, respectively, and the loss and loss adjustment expense ratios for the nine months ended March 31, 2010 and 2009 were 74.9% and 74.1%, respectively. The favorable development for the nine months ended March 31, 2010 and 2009 was due to lower than anticipated severity and frequency of accidents in addition to improvement in our claim handling practices.
     Operating Expenses
     Insurance operating expenses decreased 9% to $20.1 million for the three months ended March 31, 2010 from $22.0 million for the three months ended March 31, 2009. For the nine months ended March 31, 2010, insurance operating expenses decreased 9% to $59.4 million from $65.0 million for the nine months ended March 31, 2009. The decreases were primarily a result of a reduction in costs (such as employee-agent commissions and premium taxes) that varied along with the decrease in premiums earned as well as savings realized from the closure of underperforming stores.
     The expense ratio increased from 25.3% for the three months ended March 31, 2009 to 27.1% for the same period in the current fiscal year. The expense ratio increased from 23.9% for the nine months ended March 31, 2009 to 27.1% for the same period in the current fiscal year. The year-over-year increase in the expense ratio was due to the decrease in premiums earned, which resulted in a higher percentage of fixed expenses in our retail operations (such as rent and base salary).
     Overall, the combined ratio was 95.5% for the three months ended March 31, 2010, compared with 96.3% for the three months ended March 31, 2009. For the nine months ended March 31, 2010, the combined ratio was 94.7%, compared with 94.0% for the nine months ended March 31, 2009.
     Litigation Settlement
     Litigation settlement costs for the three months ended March 31, 2010 were $(35) thousand, compared with $(0.1) million for the same period in the prior fiscal year. For the nine months ended March 31, 2010, litigation settlement costs were $(0.3) million, compared with $5.2 million for the same period in the prior fiscal year. The reduction in expense during the three and nine months ended March 31, 2010 included the forfeiture of premium credits by Georgia and Alabama class members. The costs during the nine months ended March 31, 2009 were incurred in connection with our settlement and defense of the litigation as described further in Note 6 to our consolidated financial statements.

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

Balance at December 31, 2008	$5,227
Credits utilized	(1,338)
Credits forfeited	(904)

Balance at June 30, 2009	2,985
Credits utilized	(2,482)
Credits forfeited	(269)

Balance at March 31, 2010	$234

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
     The litigation settlement costs are classified in the litigation settlement expenses line item in our consolidated statements of operations. The litigation settlement accrual for those currently estimable costs associated with the utilization of premium credits is classified in other liabilities in our consolidated balance sheets. We intend to adjust the estimated accrual as necessary during future periods to account for the impact of actual rate of redemption and forfeiture of the premium credits and reimbursement certificates. For additional information with respect to the litigation settlements, see Note 6 to our consolidated financial statements.
     Provision for Income Taxes
     The provision for income taxes for the three months ended March 31, 2010 was $0.1 million, compared with $1.6 million for the same period in the prior fiscal year. For the nine months ended March 31, 2010, the provision for income taxes was $0.3 million, compared with $3.1 million for the same period in the prior fiscal year. The provision for income taxes for the three and nine months ended March 31, 2010 related to current state income taxes for certain subsidiaries with taxable income. At March 31, 2010 and June 30, 2009, we established a full valuation allowance against all net deferred tax assets. In assessing our ability to support the realizability of our deferred tax assets, we considered both positive and negative evidence. We placed greater weight on historical results than on our outlook for future profitability. The deferred tax valuation allowance may be adjusted in future periods if we consider that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, we would record an income tax benefit for the adjustment.
     Real Estate and Corporate
     Loss before income taxes from real estate and corporate operations for the three months ended March 31, 2010 was $1.4 million, compared with a loss before income taxes from real estate and corporate operations of $1.7 million for the three months ended March 31, 2009. Loss before income taxes from real estate and corporate operations for the nine months ended March 31, 2010 was $5.0 million, compared with a loss before income taxes from real estate and corporate operations of $5.6 million for the nine months ended March 31, 2009. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets.

FIRST ACCEPTANCE CORPORATION 10-Q
     We incurred $1.0 million and $2.9 million, respectively, of interest expense during both the three and nine months ended March 31, 2010 and 2009 related to the debentures issued in June 2007. During the nine months ended March 31, 2009, we incurred $0.2 million of interest expense in connection with borrowings under our former credit facility. The credit facility was repaid in full and terminated on October 31, 2008.
Liquidity and Capital Resources
     Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash used in operating activities for the nine months ended March 31, 2010 and 2009 was $0.4 million and $4.2 million, respectively. Net cash used in operating activities for both periods was primarily the result of a decrease in cash collected from premiums written. Net cash used in investing activities for the nine months ended March 31, 2010 was $44.2 million, compared with net cash provided by investment activities of $44.1 million for the same period in the prior fiscal year. The nine months ended March 31, 2010 included net additions in our investment portfolio of $43.0 million, while the same period in the prior fiscal year included net reductions in our investment portfolio of $45.8 million. The net additions in the current fiscal year were primarily the result of the reinvestment of the proceeds from the prior fiscal year sales of fixed maturity investments to generate taxable income to utilize expiring net operating losses. Financing activities for the nine months ended March 31, 2009 included principal prepayments made on our former credit facility of $3.9 million.
     Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary sources of unrestricted cash to meet its obligations are dividends from our insurance company subsidiaries and the sale of ancillary products to our insureds. The holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At March 31, 2010, we had $8.4 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.
     The holding company has debt service requirements related to the debentures payable. The debentures are interest-only and mature in full in July 2037. Interest is fixed annually through July 2012 at $3.9 million. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which time the rate becomes variable (LIBOR plus 375 basis points).
     State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. Based on our statutory capital and surplus, we believe our ordinary dividend capacity for the next twelve months will be approximately $12 million.
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

FIRST ACCEPTANCE CORPORATION 10-Q
Critical Accounting Estimates
     There have been no significant changes to our critical accounting estimates during the nine months ended March 31, 2010 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$195,416	$191,786	$188,145	$184,544	$181,018	$174,240

     The following table provides information about our fixed maturity investments at March 31, 2010 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of discounts at the time of purchase and OTTI) by expected maturity date for each of the five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

			Securities
			with No
	Securities	Securities	Gross
	with Gross	with Gross	Unrealized
	Unrealized	Unrealized	Gains or
Year Ended June 30,	Gains	Losses	Losses	Amount
2010	$1,263	$549	$—	$1,812
2011	13,094	1,223	—	14,317
2012	22,476	1,352	—	23,828
2013	27,373	671	—	28,044
2014	22,786	828	—	23,614
Thereafter	71,157	18,218	—	89,375

Total	$158,149	$22,841	$—	$180,990

Fair value	$167,723	$20,422	$—	$188,145

     On June 15, 2007, our wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points).
Credit Risk
     Credit risk is managed by diversifying the portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The largest investment in any one fixed maturity security, excluding U.S. government and agency securities, is $5.2 million, or 3% of the fixed maturity portfolio. The top five investments make up 14% of the fixed maturity portfolio. The average credit quality rating for our fixed maturity portfolio was AA at March 31, 2010. There are no fixed maturities in the portfolio that have not produced investment income during the previous twelve months.

FIRST ACCEPTANCE CORPORATION 10-Q
     The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized securities rating organizations at March 31, 2010 (in thousands).

		% of		% of
	Amortized	Amortized	Fair	Fair
Comparable Rating	Cost	Cost	Value	Value
AAA	$75,175	41.1%	$78,029	41.5%
AA+, AA, AA-	34,742	19.0%	35,815	19.0%
A+, A, A-	51,871	28.3%	53,568	28.5%
BBB+, BBB, BBB-	10,679	5.8%	10,657	5.7%

Total investment grade	172,467	94.2%	178,069	94.7%

Not rated	5,018	2.8%	4,974	2.6%

BB+, BB, BB-	2,831	1.5%	2,746	1.4%
B+, B, B-	1,873	1.0%	1,733	0.9%
CCC+, CCC, CCC-	792	0.4%	570	0.3%
CC+, CC, CC-	32	0.1%	53	0.1%

Total non-investment grade	5,528	3.0%	5,102	2.7%

Total	$183,013	100.0%	$188,145	100.0%

     The mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these increasing delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant declines in fair value. At March 31, 2010, our fixed maturity portfolio included three CMOs having sub-prime exposure with a fair value of $0.8 million and no exposure to Alt-A investments.
     Our investment portfolio consists of $39.0 million of municipal bonds, of which $24.6 million are insured. Of the insured bonds, 68% are insured with MBIA, 14% with AMBAC and 18% with XL Capital. These securities are paying their principal and periodic interest timely.
     The following table presents the underlying ratings as of March 31, 2010, represented by the lower of either Standard and Poor’s, Fitch’s, or Moody’s ratings, of the municipal bond portfolio (in thousands).

	Insured		Uninsured		Total
		% of		% of		% of
	Fair	Fair	Fair	Fair	Fair	Fair
	Value	Value	Value	Value	Value	Value
AAA	$—	—	$4,777	33%	$4,777	12%
AA+, AA, AA-	11,806	48%	5,528	39%	17,334	45%
A+, A, A-	11,254	46%	4,015	28%	15,269	39%
BBB+, BBB, BBB-	1,574	6%	—	—	1,574	4%

Total	$24,634	100%	$14,320	100%	$38,954	100%

FIRST ACCEPTANCE CORPORATION 10-Q

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2010. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

FIRST ACCEPTANCE CORPORATION
May 10, 2010	By:	/s/ Kevin P. Cohn
Kevin P. Cohn
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)