Form 10-K
period 2010-06-30
FIRST ACCEPTANCE CORP /DE/
filed 2010-08-31
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2010
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
Yes ☐ No ☑
          The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on December 31, 2009, was $33,017,936. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are affiliates of the registrant.
          As of August 31, 2010, there were 48,509,258 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
          All of the information called for by Part III of this report is incorporated by reference to the Definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be held on November 16, 2010.

FIRST ACCEPTANCE CORPORATION 10-K

i

FIRST ACCEPTANCE CORPORATION 10-K
PART I
Item 1. Business
General
          First Acceptance Corporation (the “Company,” “we” or “us”) is a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. We currently write non-standard personal automobile insurance in 12 states and are licensed as an insurer in 13 additional states. Non-standard personal automobile insurance is made available to individuals who are categorized as “non-standard” because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type, and in most instances who are required by law to buy a minimum amount of automobile insurance. At August 31, 2010, we leased and operated 393 retail locations, staffed with employee-agents. Our employee-agents primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In certain states, our employee-agents also sell other complementary insurance products underwritten by us.
Our Business Strategy
          As a provider of non-standard personal automobile insurance, we have adhered to a focused business model and disciplined execution of our operating strategy. Our business model includes the following core strategies:
•	Integrated Operations. To meet the preference of our customers for convenient, personal service, we have integrated the retail distribution, underwriting and service functions of personal automobile insurance into one system. By doing so, we are able to provide prompt and personal service to meet effectively the insurance needs of our customers, while capturing revenue that would otherwise be shared with several participants under a traditional, non-integrated insurance business model. Our integrated model is supported by both point-of-sale agency and back office systems.

•	Extensive Office Network. We emphasize the use of employee-agents as the cornerstone of our customer relationship. We believe our customers value face-to-face contact, speed of service and convenient locations. Consequently, we train our employee-agents to cultivate client relationships and utilize real-time service and information enabled by our information systems. At August 31, 2010, we leased and operated 393 retail locations staffed with our employee-agents and located strategically in geographic markets to reach and service our customers.

•	Favorable Customer Payment Plans. Our customers can initiate insurance coverage with a modest down payment. Any remaining premium is paid in monthly installments over the term of the policy. We believe this modest initial payment and favorable payment plan is a major factor in meeting the market demand for low monthly insurance payments.

•	Effective Sales and Marketing. We build brand recognition and generate valuable sales leads through the use of local print advertising (including the Yellow Pages®), television and radio advertising, direct mailings and our broad network of retail locations.

•	Efficient Information Systems. We have developed information systems that enable timely and efficient communication and data sharing among the various segments of our integrated operations. All of our retail locations transmit information directly to our central data center where policy information, customer profiles, risk assessment and underwriting criteria are maintained in our database.

FIRST ACCEPTANCE CORPORATION 10-K
Our Business Model
          We believe our operations benefit from our ability to identify and satisfy the needs of our target customers and eliminate many of the inefficiencies associated with a traditional automobile insurance model. We have developed our business model by drawing on significant experience in the automobile insurance industry. We are a vertically integrated business that acts as the agency, servicer and underwriter of non-standard personal automobile insurance. We own three insurance company subsidiaries: First Acceptance Insurance Company, Inc. (“FAIC”), First Acceptance Insurance Company of Georgia, Inc. (“FAIC-GA”) and First Acceptance Insurance Company of Tennessee, Inc. (“FAIC-TN”). Our retail locations are staffed with employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In certain states, our employee-agents also sell other complementary insurance products underwritten by us. Our vertical integration, combined with our conveniently located retail locations, enables us to control the point of sale and to retain significant revenue that would otherwise be lost in a traditional, non-integrated insurance business model. We generate additional revenue by fully servicing our book of business, which often allows us to collect policy, billing and other fees.
          Our strategy is to offer customers automobile insurance with low down payments, competitive equal monthly payments, convenient locations and a high level of personal service. This strategy makes it easier for our customers to obtain automobile insurance, which is legally mandated in the states in which we currently operate. We accept customers seeking insurance who have previously terminated coverage provided by us without imposing any additional requirements on such customers. Currently, our policy renewal rate (the percentage of policies that are renewed after completion of the full uninterrupted policy term) is approximately 40%, which, due to the payment patterns of our customers, is lower than the average renewal rate of standard personal automobile insurance providers. We are able to accept a low down payment because we process all business through our centralized information systems. Our business model and systems allow us to issue policies efficiently and, when necessary, cancel them to minimize the potential for credit loss while adhering to regulatory cancellation notice requirements.
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
          Our ability to process business quickly and accurately gives us an advantage over more traditional insurance companies that produce business using independent agents. Our policies are issued at the point of sale, and applications are processed in two business days, as opposed to the much longer period that is often typical in the automobile insurance industry. The traditional non-standard personal automobile insurance model typically involves interaction and paperwork exchange between the insurance company, independent agent and premium finance provider. This complicated interaction presents numerous opportunities for miscommunication, delays or lost information. Accordingly, we believe that some of our competitors who rely on the traditional independent agency model cannot match our efficiency in serving our customer base.
          We believe that another distinct advantage of our model over the traditional independent agency approach is that our employee-agents offer a single non-standard insurance product compared with many products from multiple insurance companies. The typical independent agent selling non-standard personal automobile insurance generally has multiple non-standard insurance companies and premium finance sources from which to quote based on agent commission, price and other factors. This means that insurance companies using the independent agent model must compete to provide the most attractive agent commissions and absolute lowest prices to encourage the independent agent to sell their product. Our employee-agents primarily sell our non-standard automobile insurance products. Therefore, we do not have to compete for the attention of those distributing our product on the basis of agent commissions, price or other factors.

FIRST ACCEPTANCE CORPORATION 10-K
New Pricing Program
          We are currently in the process of implementing a new pricing program that is based on multivariate analysis of our historical results and that will use insurance scoring as a variable. We believe that this new pricing program will provide us with greater pricing segmentation and improve our pricing relative to the risk we are insuring. We plan to implement the new pricing program in all of the states in which we operate over the next 12 months.
          Concurrent with the implementation of the new pricing program, we intend to sell automobile insurance underwritten by other carriers (“third party business”) to customers for whom our rates under the new pricing program will not be competitive. We will earn commission income on the third party business, but will have no service obligations for these policies or any claims thereunder.
Personal Automobile Insurance Market
          Personal automobile insurance is the largest line of property and casualty insurance in the United States with, according to A.M. Best, an estimated market size of $164 billion in premiums earned for the year ended December 31, 2009. Personal automobile insurance provides drivers with coverage for liability to others for bodily injury and property damage and for physical damage to the driver’s vehicle from collision and other perils.
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
          At June 30, 2010, the average premium on our policies in force was $591. We allow most customers to pay for their insurance with an initial down payment and five equal monthly installments, which include a monthly billing fee. We believe that our target customers prefer lower down payments and level monthly payments over the payment options traditionally offered by other non-standard providers. Because our centralized information systems enable us to control all aspects of servicing our insurance policies, we can generally cancel the policy of a customer who fails to make a payment without incurring a credit loss, while remaining within applicable regulatory cancellation guidelines.
          We use a single “product template” as the basis for our rates, rules and forms. Product uniformity simplifies our business and allows speed to market when modifying an existing program, introducing a new program, or entering a new state. In addition, our retail agents, underwriters and claims adjusters only need to be trained in one basic set of underwriting guidelines and one basic automobile policy. Programming and systems maintenance are also simplified because we have one basic product.
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

FIRST ACCEPTANCE CORPORATION 10-K
Our Strategy
          During the 2008, 2009 and 2010 fiscal years, our business and the non-standard personal automobile insurance industry were negatively impacted by the difficult economic conditions that adversely impacted our customers. We believe that many of our customers made the financial decision to either (i) reduce their insurance coverage to include only the mandatory coverage required by law or (ii) not purchase any insurance coverage despite the legal requirement to do so. As a result, we did not enter into any new markets during these years and focused our strategy on maintaining business in our existing markets. We sought to maintain or increase the number of customers in our existing markets through advertising campaigns and retention marketing efforts. In the future, we may explore growth opportunities by introducing additional insurance products and expanding into new geographic markets through opening new retail locations, pursuing selective acquisitions, including acquisitions of local agencies who write non-standard automobile insurance for other insurance companies. We may also explore the use of additional distribution systems such as sales made through the internet or through the use of independent agents in selected markets. We anticipate that the current difficult economic conditions will continue to impact our customers and our business during fiscal year 2011.
Competition
          The non-standard personal automobile insurance business is highly competitive. We believe that our primary competition comes not only from national companies or their subsidiaries, but also from non-standard insurers and independent agents that operate in specific regions or states. We compete against other vertically integrated insurance companies and independent agencies that market insurance on behalf of a number of insurers. We compete with these other insurers on factors such as initial down payment, availability of monthly payment plans, price, customer service and claims service. We believe that our significant competitors are the Berkshire Hathaway insurance group (which includes GEICO), the Bristol West insurance group, the Direct General insurance group, the Infinity insurance group, the Affirmative insurance group, the Progressive insurance group, the Safe Auto insurance group and the Permanent General insurance group.
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
          We currently set premium rates based on the specific type of vehicle and the driver’s age, gender, marital status, driving experience and location. We review loss trends in each of the states in which we operate to identify changes in the frequency and severity of accidents and to assess the adequacy of our rates and underwriting standards. We adjust rates periodically, as necessary, and as permitted by applicable regulatory authorities, to maintain or improve underwriting results in each market. We plan to implement a new pricing program in all of our markets. See “New Pricing Program” above.

FIRST ACCEPTANCE CORPORATION 10-K
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
          At June 30, 2010, our claims operation included adjusters, appraisers, re-inspectors, special investigators and claims administrative personnel. We conduct our claims operations out of our Nashville office and through regional claims offices in Tampa, Florida and Chicago, Illinois. Our employees handle all claims from the initial report of the claim until the final settlement. We believe that directly employing claims personnel, rather than using independent contractors, results in improved customer service, lower loss payments and lower loss adjustment expenses. In territories where we do not believe a staff appraiser would be cost-effective, we utilize the services of independent appraisers to inspect physical damage to automobiles. The work of independent appraisers is supervised by regional staff appraisal managers.
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
          We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies underwritten by our insurance company subsidiaries. Each of our insurance company subsidiaries establishes a reserve for all of its unpaid losses, including case reserves and IBNR reserves, and estimates for the cost to settle the claims. We estimate our IBNR reserves by estimating our ultimate liability for loss and loss adjustment expense reserves first, and then reducing that amount by the amount of the cumulative paid claims and by the amount of our case reserves. We rely primarily on historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience. We also consider other factors, such as inflation, claims settlement patterns, legislative activity and litigation trends. We review our loss and loss adjustment expense reserve estimates on a quarterly basis and adjust those reserves each quarter to reflect any favorable or unfavorable development as historical loss experience develops or new information becomes known.
          We experienced rapid and significant growth in fiscal years 2006 and 2007, primarily as a result of expansion into new markets. Estimating our reserves for new markets was more difficult relative to estimating our reserves in our larger, more mature markets. In new markets, we initially established our reserves using our loss experience from other states that we perceived as being similar. As our historical loss experience in new markets developed, we revised our estimates accordingly. As a result, we experienced volatility in our incurred loss and loss adjustment expense for certain of these markets, the effect of which significantly impacted our results of operations and financial condition in fiscal year 2007.

FIRST ACCEPTANCE CORPORATION 10-K
          We periodically review our methods of establishing case and IBNR reserves and update them if necessary. Our actuarial staff, which includes a fully-credentialed actuary, reviews our reserves and loss trends on a quarterly basis. We believe that the liabilities that we have recorded for unpaid losses and loss adjustment expenses at June 30, 2010 are adequate to cover the final net cost of losses and loss adjustment expenses incurred through that date.
          The following table sets forth the year-end reserves since we began operations as an insurance company following the 2004 acquisition of USAuto Holdings, Inc. (“USAuto”) and the subsequent development of these reserves through June 30, 2010. The purpose of the table is to show a “cumulative deficiency or redundancy” for each year which represents the aggregate amount by which original estimates of reserves at that year-end have changed in subsequent years. The top line of the table presents the net reserves at the balance sheet date for each of the years indicated. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including the IBNR reserve at the end of each successive year. The next portion of the table presents the re-estimated amount of the previously recorded reserves based on experience at the end of each succeeding year, including cumulative payments since the end of the respective year. As more information becomes known about the payments and the frequency and severity of claims for individual years, the estimate changes accordingly. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves. Adverse loss development, which would be shown as a cumulative deficiency in the table, exists when the original reserve estimate is less than the re-estimated reserves. Information with respect to the cumulative development of gross reserves, without adjustment for the effect of reinsurance, also appears at the bottom portion of the table.
          In evaluating the information in the table below, you should note that each amount entered incorporates the cumulative effect of all changes in amounts entered for prior periods. Conditions and trends that have affected the development of liability in the past may not necessarily recur in the future.

At June 30 (in thousands)	2004	2005	2006	2007	2008	2009	2010
Net liability for loss and loss adjustment expense reserves, originally estimated	$18,137	$39,289	$61,521	$91,137	$101,148	$83,895	$73,152
Cumulative amounts paid at:
One year later	13,103	28,024	51,420	68,196	62,964	50,641
Two years later	16,579	34,754	61,627	84,095	78,232
Three years later	17,795	37,025	64,986	88,888
Four years later	18,472	37,802	66,721
Five years later	18,743	38,068
Six years later	18,894
Liability re-estimated at:
One year later	17,781	37,741	65,386	89,738	89,766	72,672
Two years later	17,244	38,226	68,491	92,860	86,726
Three years later	16,973	37,484	67,100	91,864
Four years later	17,978	38,289	67,599
Five years later	18,900	38,411
Six years later	18,975

Net cumulative redundancy (deficiency)	(838)	878	(6,078)	(727)	14,422	11,223

Gross liability — end of year	$30,434	$42,897	$62,822	$91,446	$101,407	$83,973	$73,198
Reinsurance receivables	12,297	3,608	1,301	309	259	78	46

Net liability — end of year	$18,137	$39,289	$61,521	$91,137	$101,148	$83,895	$73,152

Gross re-estimated liability — latest	$31,252	$41,729	$68,692	$92,193	$86,861	$72,757
Re-estimated reinsurance receivables — latest	12,277	3,318	1,093	329	135	85

Net re-estimated — latest	$18,975	$38,411	$67,599	$91,864	$86,726	$72,672

Gross cumulative redundancy (deficiency)	$(818)	$1,168	$(5,870)	$(747)	$14,546	$11,216

FIRST ACCEPTANCE CORPORATION 10-K
          At June 30, 2010, we had $73.2 million of loss and loss adjustment expense reserves, which included $42.6 million in IBNR reserves and $30.6 million in case reserves. Through August 31, 2004, we maintained quota-share reinsurance, the run-off of which resulted in a reinsurance receivable of $46 thousand that is offset against the gross reserves of $73.2 million at June 30, 2010 in the above table. For a reconciliation of net loss and loss adjustment expense reserves from the beginning to the end of the year for the last three fiscal years, see Note 8 to our consolidated financial statements.
          As reflected in the table above, on reserves at June 30, 2009, we have experienced a favorable net reserve development of $11.2 million, which decreased our loss and loss adjustment expense reserves for prior accident years and increased our income before income taxes for the 2010 fiscal year. We believe that the favorable development for the year ended June 30, 2010 was due to (i) lower than anticipated severity of accidents occurring during the fiscal 2007 and 2008 accident years, primarily in bodily injury coverage in Georgia and South Carolina, (ii) an improvement in our claim handling practices and (iii) a shift in business mix toward renewal policies, which have lower loss ratios than new policies. The favorable development for the year ended June 30, 2009 was primarily due to both lower than anticipated severity and frequency of accidents, most notably in our property and physical damage coverages.
          Loss and loss adjustment expense reserve estimates were reviewed on a quarterly basis and adjusted each quarter to reflect any favorable or adverse development. Development assumptions were based upon historical accident quarters. We analyzed our reserves for each type of coverage, by state and for loss and loss adjustment expense separately to determine our loss and loss adjustment expense reserves. To determine the best estimate, we reviewed the results of five estimation methods, including the incurred development method, the paid development method, the incurred Bornhuetter-Ferguson method, the paid Bornhuetter-Ferguson method, and the counts/averages method for each set of data. In each quarterly review, we develop a point estimate for a subset of our business. We did not prepare separate point estimates for our entire business using each of the estimation methods. In determining our loss and loss adjustment expense reserves, we selected different estimation methods as appropriate for the various subsets of our business. The methods selected varied by coverage and by state, and considerations included the number and value of the case reserves for open claims, incurred and paid loss relativities, and suspected strengths and weaknesses for each of the procedures. Other factors considered in establishing reserves include assumptions regarding loss frequency and loss severity. We believe assumptions regarding loss frequency are reliable because injured parties generally report their claims in a reasonably short period of time after an accident. Loss severity is more difficult to estimate because severity is affected by changes in underlying costs, including medical costs, settlements or judgments, and regulatory changes.
          Based upon the foregoing, we calculated a single point estimate of our net loss and loss adjustment expense reserves at June 30, 2010. We believe that estimate is our best estimate of our loss and loss adjustment expense reserves at June 30, 2010. The loss and loss adjustment expense reserves in our consolidated financial statements for the fiscal year ended June 30, 2010 are equal to the estimate determined by our actuarial staff.
          We believe that our estimate regarding changes in loss severity is the most significant factor that can potentially impact our IBNR reserve estimate. We believe that there is a reasonable possibility of increases or decreases in our estimated claim severities, with the largest potential changes occurring in the most recent accident years. An increase in loss severity of unpaid losses, ranging from 0.5% to 3% dependent upon the accident year, would result in adverse development of net loss and loss adjustment expense reserve levels at June 30, 2010 and a decrease in income before income taxes of approximately $6.7 million. Conversely, a comparable decrease in loss severity would result in favorable development of net loss and loss adjustment expense reserve levels at June 30, 2010 and an increase in income before income taxes of approximately $6.7 million.
Reinsurance
          Reinsurance is an arrangement in which a company called a reinsurer agrees in a contract to assume specified risks written by an insurance company, known as a ceding company, by paying the insurance company all or a portion of the insurance company’s losses arising under specified classes of insurance policies, in return for a reinsurance premium.
          Through August 31, 2004, our insurance companies ceded approximately 50% of their non-standard personal automobile insurance premiums and losses on a quota-share basis to unaffiliated reinsurers. Commencing August 1, 2010, our insurance companies began utilizing excess-of-loss reinsurance with an unaffiliated reinsurer to

FIRST ACCEPTANCE CORPORATION 10-K
limit our exposure to losses under liability coverages for policies issued with limits greater than the minimum statutory requirements. Historically, the amount of such policies written by our insurance companies has not been material.
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
Ratings
          In January 2010, A.M. Best, which rates insurance companies based on factors of concern to policyholders, upgraded its Rating Outlook on us from “stable” to “positive” and reaffirmed the ratings of our insurance company subsidiaries at “B (Fair).” A positive outlook indicates a possible rating upgrade due to favorable financial/market trends relative to the current rating level. Publications of A.M. Best indicate that the “B (Fair)” rating, which is the seventh highest rating amongst a scale of 15 ratings, is assigned to those companies that in A.M. Best’s opinion have a fair ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A Rating Outlook is assigned to a rating to indicate its potential direction over an intermediate term, generally defined as 12 to 36 months.
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

Alabama	Kansas	Pennsylvania
Arizona	Kentucky	South Carolina
Arkansas	Louisiana	Tennessee
Colorado	Mississippi	Texas
Florida	Missouri	Utah
Georgia	Nevada	Virginia
Illinois	New Mexico	West Virginia
Indiana	Ohio
Iowa	Oklahoma
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
          Privacy Regulations. In 1999, the United States Congress enacted the Gramm-Leach-Bliley Act, which protects consumers from the unauthorized dissemination of certain nonpublic personal information. Subsequently, the majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance companies, and require us to maintain appropriate procedures for managing and protecting certain nonpublic personal information of our customers and to fully disclose our privacy practices to our customers. We may also be exposed to future privacy laws and regulations, which could

FIRST ACCEPTANCE CORPORATION 10-K
impose additional costs and impact our results of operations or financial condition. To the best of our knowledge, we are in compliance with all applicable privacy laws and regulations.
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
          Quarterly and Annual Financial Reporting. We are required to file quarterly and annual financial reports with states utilizing statutory accounting practices that are different from U.S. generally accepted accounting principles, which generally reflect our insurance company subsidiaries on a going concern basis. The statutory accounting practices used by state regulators, in keeping with the intent to assure policyholder protection, are generally based on a liquidation concept. For statutory financial information on our insurance company subsidiaries, see Note 19 to our consolidated financial statements included in this report.
          Periodic Financial and Market Conduct Examinations. The state insurance departments that have jurisdiction over our insurance company subsidiaries conduct on-site visits and examinations of the insurers’ affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Generally, these examinations are conducted every three to five years. If circumstances dictate, regulators are authorized to conduct special or target examinations of insurers, insurance agencies and insurance adjusting companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination. FAIC has been examined by the Texas Department of Insurance for financial condition through December 31, 2007. FAIC-GA has been examined by the Georgia Department of Insurance for financial condition through December 31, 2007. FAIC-TN received an organizational examination by the Tennessee Department of Commerce and Insurance at December 4, 2006. During

FIRST ACCEPTANCE CORPORATION 10-K
the fiscal year ended June 30, 2010, FAIC was examined for market conduct by the states of Illinois and Pennsylvania. None of our insurance company subsidiaries have ever been the subject of a target examination.
          Risk-Based Capital. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners, or “NAIC,” has adopted a formula and model law to implement risk-based capital, or “RBC,” requirements designed to assess the minimum amount of statutory capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. RBC is used to set capital requirements based on the size and degree of risk taken by the insurer and taking into account various risk factors such as asset risk, credit risk, underwriting risk, interest rate risk and other relevant business risks. The NAIC model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital decreases relative to its RBC, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. This calculation is performed on a calendar year basis, and at December 31, 2009, FAIC, FAIC-GA and FAIC-TN all maintained an RBC level that was in excess of an amount that would require any corrective actions on their part.
          RBC is a comprehensive financial analysis system affecting nearly all types of licensed insurers, including our insurance company subsidiaries. It is designed to evaluate the relative financial condition of the insurer by application of a weighting formula to the company’s assets and its policyholder obligations. The key RBC calculation is to recast total surplus, after application of the RBC formula, in terms of an authorized control level RBC. The authorized control level RBC is a number determined under the RBC formula in accordance with certain RBC instructions. Once the authorized control level RBC is determined, it is contrasted against the company’s total adjusted capital. A high multiple generally indicates stronger capitalization and financial strength, while a lower multiple reflects lesser capitalization and strength. Each state’s statutes also create certain RBC multiples at which either the company or the regulator must take action. For example, there are four defined RBC levels that trigger different regulatory events. The minimum RBC level is called the company action level RBC and is generally defined as the product of 2.0 and the company’s authorized control level RBC. Next is a regulatory action level RBC, which is defined as the product of 1.5 and the company’s authorized control level RBC. Below the regulatory action level RBC is the authorized control level RBC. Finally, there is a mandatory control level RBC, which means the product of 0.70 and the company’s authorized control level RBC.
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
          At December 31, 2009, FAIC’s total adjusted capital was 5.7 times its authorized control level RBC, requiring no corrective action on FAIC’s part. Likewise, at December 31, 2009, FAIC-GA and FAIC-TN had total adjusted capital of 3.5 and 4.1, respectively, times their authorized control level RBC.

FIRST ACCEPTANCE CORPORATION 10-K
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
          At December 31, 2009, FAIC-GA and FAIC-TN each had one IRIS ratio outside the defined range as follows:
•	FAIC-GA had a ratio above the defined threshold for the two-year overall operating ratio as the calculated ratio was above 100%. FAIC-GA’s ratio was 102% and was primarily the result of the $9.2 million litigation settlement expense recognized in 2008. Without this expense, FAIC-GA’s ratio would have been 94% which would have been below the defined threshold.

•	FAIC-TN had a ratio right at the defined threshold for the change in net premiums written which is 33%. FAIC-TN’s decrease in net premiums written from 2008 to 2009 included approximately $3.5 million in net premiums written related to the transfer of the beginning policy liabilities under an intercompany pooling agreement that was effected at the beginning of 2008. Excluding the effect of this one-time transfer, FAIC-TN would have had a change in net premiums written of 21% which would have been below the defined threshold.
          These IRIS results were provided to regulators on February 26, 2010. Since that date, no regulatory action has been taken, nor is any such action anticipated.
Employees
          At June 30, 2010, we had approximately 1,055 employees. Our employees are not covered by any collective bargaining agreements.
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
Internet Website
          We maintain an internet website at the following address: www.firstacceptancecorp.com. The information on the Company’s website is not incorporated by reference in this report. We make available on or through our website certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K, and any amendments to these reports. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

FIRST ACCEPTANCE CORPORATION 10-K

Item 1A.	Risk Factors
          Investing in the Company involves risk. You should carefully consider the following risk factors, any of which could have a significant or material adverse effect on the Company. This information should be considered together with the other information contained in this report and in the other reports and materials filed by us with the SEC, as well as news releases and other information publicly disseminated by us from time to time.
Our loss and loss adjustment expenses may exceed our reserves, which would adversely impact our results of operations and financial condition.
          We establish reserves for the estimated amount of claims under the terms of the insurance policies underwritten by our insurance company subsidiaries. The amount of the reserves is determined based on historical claims information, industry statistics and other factors. The establishment of appropriate reserves is an inherently uncertain process due to a number of factors, including the difficulty in predicting the frequency and severity of claims, the rate of inflation, the rate and direction of changes in trends, ongoing interpretation of insurance policy provisions by courts, inconsistent decisions in lawsuits regarding coverage and broader theories of liability. Any changes in claims settlement practices can also lead to changes in loss payment patterns, which are used to estimate reserve levels. Our ability to accurately estimate our loss and loss adjustment expense reserves may be made more difficult by changes in our business, including rapid growth or entry into new markets, or changes in our customers’ purchasing habits. If our reserves prove to be inadequate, we will be required to increase our loss reserves and the amount of any such increase would reduce our income in the period that the deficiency is recognized. The historic development of reserves for loss and loss adjustment expenses may not necessarily reflect future trends in the development of these amounts. Consequently, our actual losses could materially exceed our loss reserves, which would have a material adverse effect on our results of operations and financial condition.
Our results may fluctuate as a result of cyclical changes in the non-standard personal automobile insurance industry.
          The non-standard personal automobile insurance industry is cyclical in nature. Likewise, adverse economic conditions impact our customers and many will choose to reduce their coverage or go uninsured during a weak economy. Employment rates, sales of used vehicles, consumer confidence and other factors affect our customers’ purchasing habits. In the past, the industry has also been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. If new competitors enter the market, existing competitors may attempt to increase market share by lowering rates. Such conditions could lead to reduced prices, which would negatively impact our revenues and profitability. Recently, competitive pricing and the weak economic conditions have resulted in declines in premiums in most states. Given the cyclical nature of the industry and the economy, these conditions may negatively impact our revenues and profitability.
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
          Our reliance on leased retail locations staffed by employee-agents results in a cost structure that has a high proportion of fixed costs as compared with other more traditional insurers. In times of increasing sales volume, our acquisition cost per policy decreases, improving our expense ratio, which we believe is one of the significant advantages of our business model. However, in times of declining sales volume, the opposite occurs.

FIRST ACCEPTANCE CORPORATION 10-K
Our investment portfolio may suffer reduced returns or other-than-temporary losses, which could reduce our profitability.
          Our results of operations depend, in part, on the performance of our investment portfolio. At June 30, 2010, substantially all of our investment portfolio was invested either directly or indirectly in debt securities, primarily in marketable, investment-grade, U.S. government securities, municipal bonds, corporate bonds and collateralized mortgage obligations. Fluctuations in interest rates and economic decline affect our returns on, and the fair value of, debt securities. Unrealized gains and losses on debt securities are recognized in other comprehensive income (loss) and increase or decrease our stockholders’ equity. At June 30, 2010, the fair value of our investment portfolio exceeded the amortized cost by $8.6 million. An increase in interest rates could reduce the fair value of our investments in debt securities. At June 30, 2010, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities and cash equivalents portfolio would have resulted in an estimated decrease in fair value of 3.5%, or approximately $6.7 million. Defaults by third parties who fail to pay or perform obligations could reduce our investment income and could also result in investment losses to our portfolio. See “Critical Accounting Estimates — Investments” in Item 7 and Note 2 to our consolidated financial statements regarding determination of other-than-temporary impairment losses on investment securities.
Our business is highly competitive, which may make it difficult for us to market our core products effectively and profitably.
          The non-standard personal automobile insurance business is highly competitive. We believe that our primary insurance company competition comes not only from national insurance companies or their subsidiaries, but also from non-standard insurers and independent agents that operate in a specific region or single state in which we also operate. We believe that our significant competitors are the Berkshire Hathaway insurance group (which includes GEICO), the Bristol West insurance group, the Direct General insurance group, the Infinity insurance group, the Affirmative insurance group, the Progressive insurance group, the Safe Auto insurance group and the Permanent General insurance group. Some of our competitors have substantially greater financial and other resources than us, and they may offer a broader range of products or competing products at lower prices. Our revenues, profitability and financial condition could be materially adversely affected if we are required to decrease or are unable to increase prices to stay competitive or if we do not successfully retain our current customers and attract new customers.
Our business may be adversely affected by negative developments in the states in which we operate.
          We currently operate in 12 states located primarily in the Southeastern and Midwestern United States. For the year ended June 30, 2010, approximately 69% of our premiums earned were generated from insurance policies written in five states. Our revenues and profitability are affected by prevailing economic, demographic, regulatory, competitive and other conditions in the states in which we operate. Changes in any of these conditions could make it more costly or difficult for us to conduct business. Adverse regulatory developments, which could include reductions in the maximum rates permitted to be charged, restrictions on rate increases, fundamental changes to the design or implementation of the automobile insurance regulatory framework, or economic conditions that result in fewer customers purchasing or maintaining insurance, could reduce our revenues, increase our expenses or otherwise have a material adverse effect on our results of operations and financial condition. These developments could have a greater effect on us, as compared with more diversified insurers that also sell other types of automobile insurance products, write other additional lines of insurance coverages or whose premiums are not concentrated in a single line of insurance.
Our ability to attract, develop, and retain talented employees, managers, and executives, and to maintain appropriate staffing levels, is critical to our success.
          Our success depends on our ability to attract, develop, and retain talented employees, including executives, other key managers and employee-agents. Our loss of certain key officers and employees, or the failure to attract and develop talented new executives and managers, could have a materially adverse effect on our business.
          In addition, we must forecast volume and other factors in changing business environments with reasonable accuracy and adjust our hiring and training programs and employment levels accordingly. Our failure to recognize the need for such adjustments, or our failure or inability to react appropriately on a timely basis, could lead either to over-staffing (which would adversely affect our cost structure) or under-staffing (impairing our ability to service our

FIRST ACCEPTANCE CORPORATION 10-K
ongoing and new business) in one or more locations. In either such event, our financial results, customer relationships, and brand could be materially adversely affected.
We may have difficulties in managing any expansion into new markets.
          Any future growth plans may include expanding into new states by opening new retail locations, acquiring the business and assets of other companies, and possibly introducing additional insurance products or distribution methods. In order to grow our business successfully, we must apply for and maintain necessary licenses, properly design and price our products and identify, hire and train new claims, underwriting and sales employees. Our expansion will also place significant demands on our management, operations, systems, accounting, internal controls and financial resources. If we fail to do any one of these well, we may not be able to expand our business successfully. Even if we successfully complete an acquisition, we face the risk that we may acquire business in states in which market and other conditions may not be favorable to us. Any failure by us to manage growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.
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

FIRST ACCEPTANCE CORPORATION 10-K
We may have difficulties successfully implementing our new pricing program.
          We are currently implementing a new pricing program that is based on multivariate analysis of our historical results and that will use insurance scoring as a variable. Concurrent with the new pricing program, we intend to begin selling automobile insurance underwritten by other carriers where our rates are not competitive with the market. The success of our new pricing program will depend on our ability to properly design and accurately set rates in each of the states in which we currently operate. There are no assurances that this new pricing program will be approved by all of the insurance departments in these states. In addition, our success is also dependent upon our ability to develop and maintain information systems to effectively support the administration of this program. Our failure to properly design and price this new program could cause us to underprice risks which would negatively affect our loss ratio, or we could overprice risks, which could make our rates uncompetitive and reduce our number of policies in force. There are also no assurances that we will be able to maintain contracts to write insurance with other carriers. Our failure to maintain such contracts would adversely impact the new pricing program. The inability to successfully implement this new program could adversely affect our operating results and financial condition.
Our business may be adversely affected if we do not underwrite risks accurately and charge adequate rates to policyholders.
          Our financial condition, cash flows, and results of operations depend on our ability to underwrite and set rates accurately for a full spectrum of risks. The role of the pricing function is to ensure that rates are adequate to generate sufficient premium to pay losses, loss adjustment expenses, and underwriting expenses, and to earn a profit. Pricing involves the acquisition and analysis of historical accident and loss data, and the projection of future accident trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. As a result, our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:
•	the availability of sufficient reliable data;

•	uncertainties inherent in estimates and assumptions, generally;

•	our ability to conduct a complete and accurate analysis of available data;

•	our ability to timely recognize changes in trends and to predict both the severity and frequency of future losses with reasonable accuracy;

•	our ability to predict changes in certain operating expenses with reasonable accuracy;

•	the development, selection, and application of appropriate rating formulae or other pricing methodologies;

•	our ability to innovate with new pricing strategies, and the success of those innovations;

•	our ability to implement rate changes and obtain any required regulatory approvals on a timely basis;

•	our ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation, or regulatory action;

•	the occurrence and severity of catastrophic events, such as hurricanes, hail storms, other severe weather, and terrorist events;

•	understanding the impact of ongoing changes in our claim settlement practices; and

•	changing driving patterns.
          The realization of one or more of such risks may result in our pricing being based on inadequate or inaccurate data or inappropriate analyses, assumptions, or methodologies, and may cause us to estimate incorrectly future changes in the frequency or severity of claims. As a result, we could underprice risks, which would negatively affect our underwriting profit margins, or we could overprice risks, which could reduce our volume and competitiveness. In either event, our operating results, financial condition, and cash flows could be materially adversely affected. In addition, underpricing insurance policies over time could erode the capital position of one or more of our insurance subsidiaries, constraining our ability to write new business.

FIRST ACCEPTANCE CORPORATION 10-K
Our results are dependent on our ability to adjust claims accurately.
          We must accurately evaluate and pay claims that are made under our insurance policies. Many factors can affect our ability to pay claims accurately, including the training, experience, and skill of our claims representatives, the extent of and our ability to recognize fraudulent or inflated claims, the effectiveness of our management, and our ability to develop or select and implement appropriate procedures, technologies, and systems to support our claims functions. Our failure to pay claims fairly, accurately, and in a timely manner, or to deploy claims resources appropriately, could result in unanticipated costs to us, lead to material litigation, undermine customer goodwill and our reputation in the marketplace, and impair our brand image and, as a result, materially adversely affect our competitiveness, financial results, prospects, and liquidity.
We may write-off intangible assets, such as goodwill.
          As a result of purchase accounting for our business combination transactions, our consolidated balance sheet at June 30, 2010 contained intangible assets designated as goodwill and other identifiable intangible assets totaling $76.5 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.
Our insurance company subsidiaries are subject to regulatory restrictions on paying dividends to us.
          Our holding company relies, in part, on receiving dividends from the insurance company subsidiaries to pay its obligations. State insurance laws limit the ability of our insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. These restrictions affect the ability of our insurance company subsidiaries to pay dividends to our holding company and may require our subsidiaries to obtain the prior approval of regulatory authorities, which could slow the timing of such payments to us or reduce the amount that can be paid. The limits on the amount of dividends that can be paid by our insurance company subsidiaries may affect the ability of our holding company to pay those obligations. The dividend-paying ability of the insurance company subsidiaries is discussed in Note 19 to our consolidated financial statements.
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
          Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership of our total capital stock by more than 50 percentage points in any three-year period. If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount (the “Section 382 limitation”) equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the IRS. In the event of an ownership change, NOLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such excess NOLs can be used to offset taxable income for years in the carryforward period subject to the Section 382 limitation in each year. Regardless of whether an ownership change occurs, the carryforward period for NOLs is either 15 or 20 years from the year in which the losses giving rise to the NOLs were incurred, depending on when those losses were incurred. The earliest losses that gave rise to our Section 382 limitation were incurred in 1996 and will expire in 2011. The most recent losses that gave rise to our NOLs were incurred in 2010 and will expire in 2030. If the carryforward period for any NOL were to expire before that NOL had been fully utilized, the use of the unutilized portion of that NOL would be permanently prohibited. Our use of new NOLs arising after the date of an ownership change would not be affected by the Section 382 limitation, unless there were another ownership change after those new NOLs arose.

FIRST ACCEPTANCE CORPORATION 10-K
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
          Failure to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Any changes in existing RBC standards or minimum statutory capital and surplus requirements may require our insurance company subsidiaries to increase their statutory capital and surplus levels, which they may be unable to do. This calculation is performed on a calendar year basis, and at December 31, 2009, our insurance company subsidiaries maintained RBC levels in excess of an amount that would require any corrective actions on their part.
          State regulators also screen and analyze the financial condition of insurance companies using the NAIC IRIS system. As part of IRIS, the NAIC database generates key financial ratio results obtained from an insurer’s annual statutory statements. A ratio result falling outside the defined range of IRIS ratios may result in further examination by a state regulator to determine if corrective action is necessary. At December 31, 2009, two of our three insurance company subsidiaries had IRIS ratios outside the defined ranges that were reported to the appropriate regulatory authorities, but no regulatory authority has informed our insurance company subsidiaries that it intends to conduct a further examination of their financial condition. We cannot assure you that regulatory authorities will not conduct any such examination of the financial condition of our insurance company subsidiaries, or of the outcome of any such investigation. See “Item 1. Business — Regulatory Environment.”

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

FIRST ACCEPTANCE CORPORATION 10-K
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

FIRST ACCEPTANCE CORPORATION 10-K
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
          We lease office space in Nashville, Tennessee for our corporate offices, claims, customer service and data center (approximately 53,000 square feet). We also lease office space for our regional claims offices in Chicago, Illinois and Tampa, Florida and for our regional customer service center in Chicago, Illinois. Our retail locations are all leased and typically are located in storefronts in retail shopping centers, and each location typically contains less than 1,000 square feet of space. See Note 7 to our consolidated financial statements for further information about our leases.
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
Item 4. (Removed and Reserved)

FIRST ACCEPTANCE CORPORATION 10-K
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
          Our common stock is currently quoted on the New York Stock Exchange under the symbol “FAC.” The following table sets forth quarterly high and low sales prices for our common stock for the periods indicated. All price quotations represent prices between dealers, without accounting for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	Price Range
	High	Low
Year Ended June 30, 2009
First Quarter	$4.70	$2.76
Second Quarter	3.80	2.18
Third Quarter	3.45	1.66
Fourth Quarter	3.20	1.81

Year Ended June 30, 2010
First Quarter	$3.12	$1.92
Second Quarter	2.80	1.68
Third Quarter	2.63	1.78
Fourth Quarter	2.28	1.55
          The closing price of our common stock on August 30, 2010 was $1.70.
Holders
          According to the records of our transfer agent, there were 480 holders of record of our common stock on August 30, 2010, including record holders such as banks and brokerage firms who hold shares for beneficial holders, and 48,509,258 shares of our common stock were outstanding.
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

FIRST ACCEPTANCE CORPORATION 10-K
Performance Graph
     The following graph compares the total cumulative shareholder return for $100 invested in our common shares against the cumulative total return of the Russell 3000 Index and the S&P Property & Casualty Insurance Index on June 30, 2005 to the end of the most recently completed fiscal year.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among First Acceptance Corporation, the Russell 3000 Index
and the S&P Property & Casualty Insurance Index

	June 30,
	2005	2006	2007	2008	2009	2010
First Acceptance Corporation	100.00	124.52	107.40	33.83	22.52	18.08
Russell 3000	100.00	109.56	131.55	114.86	84.35	97.61
S&P Property & Casualty Insurance	100.00	105.84	121.07	84.77	65.96	83.59
Item 6. Selected Financial Data
          The following tables provide selected historical consolidated financial and operating data of the Company at the dates and for the periods indicated. In conjunction with the data provided in the following tables and in order to more fully understand our historical consolidated financial and operating data, you should also read our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included in this report. We derived our selected historical consolidated financial data at June 30, 2010 and 2009 and for the years ended June 30, 2010, 2009 and 2008 from our consolidated financial statements included in this report. We derived our selected historical consolidated financial data at June 30, 2008, 2007 and 2006 and for the years ended June 30, 2007 and 2006 from our consolidated financial statements, which are not included in this report. The results for past periods are not necessarily indicative of the results to be expected for any future period.

FIRST ACCEPTANCE CORPORATION 10-K

	Year Ended June 30,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Premiums earned	$187,046	$224,113	$285,914	$300,661	$208,771
Commission and fee income	28,852	31,759	36,479	37,324	26,757
Investment income	7,958	9,504	11,250	8,863	5,762
Net realized gains (losses) on investments, available-for-sale	(683)	89	(1,244)	(61)	3,562
Other	—	—	—	850	4,150

	223,173	265,465	332,399	347,637	249,002

Costs and expenses:
Losses and loss adjustment expenses	126,995	149,277	219,943	241,908	140,845
Insurance operating expenses	79,833	87,124	98,433	97,629	75,773
Other operating expenses	2,233	1,307	2,415	2,623	2,494
Litigation settlement	(361)	1,570	7,468	—	—
Stock-based compensation	1,048	2,053	1,507	1,063	500
Depreciation and amortization	2,013	1,910	1,679	1,624	1,463
Interest expense	3,931	4,138	4,977	1,874	898
Goodwill impairment(1)	—	67,990	—	—	—

	215,692	315,369	336,422	346,721	221,973

Income (loss) before income taxes	7,481	(49,904)	(4,023)	916	27,029
Provision (benefit) for income taxes(1)	441	18,396	13,822	17,586	(1,039)

Net income (loss)	$7,040	$(68,300)	$(17,845)	$(16,670)	$28,068

Per Share Data:
Net income (loss) per share:
Basic	$0.15	$(1.43)	$(0.37)	$(0.35)	$0.59
Diluted	$0.14	$(1.43)	$(0.37)	$(0.35)	$0.57
Number of shares used to calculate net income (loss) per share:
Basic	47,961	47,664	47,628	47,584	47,487
Diluted	48,638	47,664	47,628	47,584	49,576

	June 30,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and total investments	$222,734	$217,512	$228,216	$210,716	$159,362
Total assets	356,342	358,956	473,230	498,892	435,327
Loss and loss adjustment expense reserves	73,198	83,973	101,407	91,446	62,822
Notes and debentures payable	41,240	41,240	45,153	64,300	23,612
Total liabilities	179,152	199,100	247,771	259,408	181,904
Total stockholders’ equity	177,190	159,856	225,459	239,484	253,423
Book value per common share	$3.65	$3.31	$4.69	$5.03	$5.33

(1)	The year ended June 30, 2009 includes a goodwill impairment charge of $68.0 million, a related increase in the tax provision of $15.3 million, and a tax benefit of $5.1 million related to the utilization of federal net operating loss (“NOL”) carryforwards that were previously reserved for through a valuation allowance. The provision for income taxes for the year ended June 30, 2008 includes a charge of $11.4 million related to the expiration of certain federal NOL carryforwards as well as an increase in the valuation allowance of $3.6 million for the deferred tax asset for certain federal NOL carryforwards resulting in a charge totaling $15.0 million. The provision for income taxes for the year ended June 30, 2007 includes an increase in the valuation allowance for the deferred tax asset of $6.9 million as well as $10.0 million related to the expiration of certain federal NOL carryforwards resulting in a charge totaling $16.9 million. The benefit from income taxes for the year ended June 30, 2006 includes a decrease in the valuation allowance for the deferred tax asset of $10.5 million.

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
Forward-Looking Statements
          This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this report, other than statements of historical fact, are forward-looking statements. You can identify these statements from our use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things statements and assumptions relating to:
•	our future growth, income, income per share and other financial performance measures;

•	the anticipated effects on our results of operations or financial condition from recent and expected developments or events;

•	the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolio;

•	the accuracy and adequacy of our loss reserving methodologies; and

•	our business and growth strategies.
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
          At August 31, 2010, we leased and operated 393 retail locations (or “stores”) staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In certain states, our employee-agents also sell other complementary insurance products underwritten by us. At August 31, 2010, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states.
          The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Year Ended June 30,
	2010	2009
Retail locations — beginning of period	418	431
Opened	1	1
Closed	(25)	(14)

Retail locations — end of period	394	418

          The following table shows the number of our retail locations by state.

	June 30,
	2010	2009	2008
Alabama	25	25	25
Florida	31	39	40
Georgia	60	61	61
Illinois	74	78	80
Indiana	17	18	19
Mississippi	8	8	8
Missouri	12	12	14
Ohio	27	27	29
Pennsylvania	16	17	19
South Carolina	26	27	28
Tennessee	19	20	20
Texas	79	86	88

Total	394	418	431

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
          The following table presents selected financial data for our insurance operations and real estate and corporate segments (in thousands).

	Year Ended June 30,
	2010	2009	2008
Revenues:
Insurance	$223,054	$265,341	$332,219
Real estate and corporate	119	124	180

Consolidated total	$223,173	$265,465	$332,399

Income (loss) before income taxes:
Insurance	$14,568	$(42,536)	$4,685
Real estate and corporate	(7,087)	(7,368)	(8,708)

Consolidated total	$7,481	$(49,904)	$(4,023)

          Our insurance operations generate revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:
•	premiums earned, including policy and renewal fees, from sales of policies written and assumed by our insurance company subsidiaries;

•	commission and fee income, including installment billing fees on policies written and assumed, agency fees and commissions and fees for other ancillary products and services; and

•	investment income earned on the invested assets of the insurance company subsidiaries.
     The following table presents premiums earned by state (in thousands).

	Year Ended June 30,
	2010	2009	2008
Premiums earned:
Georgia	$40,712	$49,762	$60,928
Illinois	24,550	27,583	32,009
Texas	24,243	25,971	33,769
Florida	20,808	26,113	43,017
Alabama	19,338	23,948	28,780
Ohio	12,452	12,914	15,416
Tennessee	11,764	15,269	20,772
South Carolina	11,424	17,887	23,634
Pennsylvania	10,566	11,437	10,041
Indiana	4,962	5,537	7,131
Missouri	3,261	3,907	5,630
Mississippi	2,966	3,785	4,787

Total premiums earned	$187,046	$224,113	$285,914

FIRST ACCEPTANCE CORPORATION 10-K
          The following table presents the change in the total number of policies in force for the insurance operations. Policies in force increase as a result of new policies issued and decrease as a result of policies that are canceled or expire and are not renewed.

	Year Ended June 30,
	2010	2009	2008
Policies in force — beginning of period	158,222	194,079	226,974
Net decrease during period	(3,567)	(35,857)	(32,895)

Policies in force — end of period	154,655	158,222	194,079

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
          The following table presents the loss, expense and combined ratios for our insurance operations.

	Year Ended June 30,
	2010	2009	2008
Loss and loss adjustment expense	67.9%	66.6%	76.9%
Expense	27.3%	24.7%	21.7%

Combined	95.2%	91.3%	98.6%

          The non-standard personal automobile insurance industry is cyclical in nature. Likewise, adverse economic conditions impact our customers and many will choose to reduce their coverage or go uninsured during a weak economy.
Investments
          We use the services of an independent investment manager to manage our investment portfolio. The investment manager conducts, in accordance with our investment policy, all of the investment purchases and sales for our insurance company subsidiaries. Our investment policy has been established by the Investment Committee of our Board of Directors and specifically addresses overall investment goals and objectives, authorized investments, prohibited securities, restrictions on sales by the investment manager and guidelines as to asset allocation, duration and credit quality. Management and the Investment Committee meet regularly with our investment manager to review the performance of the portfolio and compliance with our investment guidelines.
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

FIRST ACCEPTANCE CORPORATION 10-K
          The value of our consolidated investment portfolio was $196.6 million at June 30, 2010 and consisted of fixed maturity securities and an investment in a mutual fund, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity on an after-tax basis. At June 30, 2010, we had gross unrealized gains of $10.1 million and gross unrealized losses of $1.4 million.
          At June 30, 2010, 95.3% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB) by nationally recognized rating organizations. The average credit rating of our fixed maturity portfolio was AA- at June 30, 2010. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
          Investments in CMOs had a fair value of $41.8 million at June 30, 2010 and represented 22% of our fixed maturity portfolio. At June 30, 2010, 89% of our CMOs were considered investment grade by nationally recognized rating agencies. In addition, 83% of our CMOs were rated AAA and 67% of our CMOs were backed by agencies of the United States government. Of the non-agency backed CMOs, 47% were rated AAA.
          The following table summarizes our investment securities at June 30, 2010 (in thousands).

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government and agencies	$28,263	$1,236	$—	$29,499
State	7,461	387	—	7,848
Political subdivisions	1,792	52	(14)	1,830
Revenue and assessment	28,209	1,217	(140)	29,286
Corporate bonds	73,868	5,181	(246)	78,803
Collateralized mortgage obligations:
Agency backed	26,262	1,774	—	28,036
Non-agency backed — residential	7,189	56	(633)	6,612
Non-agency backed — commercial	7,363	158	(341)	7,180

Total fixed maturities, available-for-sale	180,407	10,061	(1,374)	189,094
Investment in mutual fund, available-for-sale	7,500	—	(44)	7,456

	$187,907	$10,061	$(1,418)	$196,550

     The following table sets forth the scheduled maturities of our fixed maturity securities at June 30, 2010 based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities with No	All
	Securities with	Securities with	Unrealized Gains or	Fixed Maturity
	Unrealized Gains	Unrealized Losses	Losses	Securities
One year or less	$9,137	$—	$—	$9,137
After one through five years	82,250	642	—	82,892
After five through ten years	39,567	—	—	39,567
After ten years	8,607	7,063	—	15,670
No single maturity date	33,676	8,085	67	41,828

	$173,237	$15,790	$67	$189,094

FIRST ACCEPTANCE CORPORATION 10-K
Other-Than-Temporary Impairment
          Effective April 1, 2009, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments (Prior authoritative literature: FASB Staff Position No. FAS 115-2). Under this guidance, we separate other-than-temporary impairment (“OTTI”) into the following two components: (i) the amount related to credit losses, which is recognized in the consolidated statement of operations and (ii) the amount related to all other factors, which is recorded in other comprehensive income (loss). The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge.
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
          Securities with declines attributable to issuer-specific fundamentals are reviewed to identify all available evidence to estimate the potential for impairment. Resources used include historical financial data included in filings with the SEC for corporate bonds and performance data regarding the underlying loans for CMOs. Securities with declines attributable solely to market or sector declines where we do not intend to sell the security and it is more likely than not that we will not be required to sell the security before the full recovery of its amortized cost basis are not deemed to be other-than-temporary.
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
          On a quarterly basis, we review cash flow estimates for certain non-agency backed CMOs of lesser credit quality following the guidance of FASB ASC 325-40-65, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (Prior authoritative literature: FSP EITF 99-20-1) (“FASB ASC 325-40-65”). Accordingly, when changes in estimated cash flows from the cash flows previously estimated occur due to actual or estimated prepayment or credit loss experience, and the present value of the revised cash flows is less than the present value previously estimated, OTTI is deemed to have occurred. For non-agency backed CMOs not subject to FASB ASC 325-40-65, we review quarterly projected cash flow analyses and recognize OTTI when it is determined that a loss is probable. We have recognized OTTI related to certain non-agency backed CMOs as the underlying cash flows have been adversely impacted due to a reduction in prepayments from mortgage refinancing and an increase in actual and projected delinquencies in the underlying mortgages.
          Our review of non-agency backed CMOs included an analysis of available information such as collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position in their respective capital structures and credit ratings from statistical rating agencies. We review quarterly projected cash flow analyses for each security utilizing current assumptions regarding (i) actual and anticipated delinquencies, (ii) delinquency transition-to-default rates and (iii) loss severities. Based on our quarterly reviews, we determined that there had not been an adverse change in projected cash flows, except in the case of those securities discussed in Note 2 to our consolidated financial statements which incurred OTTI charges of $1.0 million for the year ended June 30, 2010. We believe that the unrealized losses on these securities are not necessarily predictive of the ultimate performance of the underlying collateral. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.
          The OTTI charges on corporate bonds during the year ended June 30, 2009 were recorded as these bonds were considered to be impaired based on the extent and duration of the declines in their fair values and issuer-specific fundamentals relating to (i) poor operating results and weakened financial conditions, (ii) negative industry trends further impacted by the recent economic decline and (iii) a series of downgrades to their credit ratings. Based

FIRST ACCEPTANCE CORPORATION 10-K
on the factors that existed at the time of impairment, we did not believe that these bonds would recover their unrealized losses in the near future.
          We believe that the remaining securities having unrealized losses at June 30, 2010 were not other-than-temporarily impaired. We also do not intend to sell any of these securities and it is more likely than not that we will not be required to sell any of these securities before the recovery of their amortized cost basis.
Year Ended June 30, 2010 Compared with the Year Ended June 30, 2009
          Consolidated Results
          Revenues for the year ended June 30, 2010 decreased 16% to $223.2 million from $265.5 million in the prior year. Income before income taxes for the year ended June 30, 2010 was $7.5 million, compared with a loss before income taxes of $49.9 million for the year ended June 30, 2009. The loss before income taxes for the year ended June 30, 2009 included a goodwill impairment charge of $68.0 million. Net income for the year ended June 30, 2010 was $7.0 million, compared with a net loss of $68.3 million for the year ended June 30, 2009. The net loss for the year ended June 30, 2009 included the goodwill impairment charge and an additional net charge of $10.2 million resulting from the $15.3 million tax effect of the goodwill impairment charge and the establishment of a full valuation allowance on the remaining deferred tax assets offset by a tax benefit of $5.1 million related to the utilization of federal NOL carryforwards that were to expire on June 30, 2009 that had been previously reserved for through a valuation allowance. Basic and diluted net income per share was $0.15 and $0.14, respectively, for the year ended June 30, 2010, compared with basic and diluted net loss per share of $1.43 for the year ended June 30, 2009.
          Insurance Operations
          Revenues from insurance operations were $223.1 million for the year ended June 30, 2010, compared with $265.3 million for the year ended June 30, 2009. Income before income taxes from insurance operations for the year ended June 30, 2010 was $14.6 million, compared with loss before income taxes from insurance operations of $42.5 million for the year ended June 30, 2009.
          Premiums Earned
          Premiums earned decreased by $37.1 million, or 16.5%, to $187.0 million for the year ended June 30, 2010, from $224.1 million for the year ended June 30, 2009. The decrease in premiums earned was primarily due to the weak economic conditions, which have caused both a decline in the number of policies written, as well as an increase in the percentage of our customers purchasing liability-only coverage. The closure of underperforming stores also contributed toward the decrease in premiums earned. Approximately 69% of the $37.1 million decline in premiums earned for the year ended June 30, 2010 was in our Alabama, Florida, Georgia, South Carolina and Texas markets.
          The number of policies in force at June 30, 2010 decreased 2.3% over the same date in 2009 from 158,222 to 154,655, due to the factors noted above. At June 30, 2010, we operated 394 stores, compared with 418 stores at June 30, 2009.
          Commission and Fee Income
          Commission and fee income decreased 9% to $28.9 million for the year ended June 30, 2010, from $31.8 million for the year ended June 30, 2009. The decrease in commission and fee income was a result of the decrease in the number of policies in force, partially offset by higher fee income related to commissionable ancillary products sold through our retail locations.
          Investment Income
          Investment income decreased to $8.0 million during the year ended June 30, 2010 from $9.5 million during the year ended June 30, 2009. The decrease in investment income was primarily a result of the sale of fixed maturity investments in fiscal year 2009 to generate taxable income to utilize expiring NOLs and the reduced yields obtained

FIRST ACCEPTANCE CORPORATION 10-K
on reinvestment. At June 30, 2010 and 2009, the tax-equivalent book yield for our portfolio was 4.3% and 3.5%, respectively, with effective durations of 3.16 and 2.26 years, respectively.
          Net realized gains (losses) on investments, available-for-sale
          Net realized losses on investments, available-for-sale during the year ended June 30, 2010 included $0.3 million in net realized gains on sales of securities and $1.0 million of charges related to OTTI on certain non-agency backed CMOs. Net realized gains on investments, available-for-sale during the year ended June 30, 2009 included $2.5 million in net realized gains from the sales of securities and $2.4 million of charges related to OTTI on investments, which was comprised of $1.5 million related to certain non-agency backed CMOs and $0.9 million related to three corporate bonds. For additional information with respect to the determination of OTTI losses on investment securities, see “Critical Accounting Estimates — Investments” below and Note 2 to our consolidated financial statements.
          Loss and Loss Adjustment Expenses
          The loss and loss adjustment expense ratio was 67.9% for the year ended June 30, 2010, compared with 66.6% for the year ended June 30, 2009. We experienced favorable development related to prior periods of $11.2 million for the year ended June 30, 2010, compared with $11.4 million for the year ended June 30, 2009. The favorable development for the year ended June 30, 2010 was due to (i) lower than anticipated severity of accidents occurring during the fiscal 2007 and 2008 accident years, primarily in bodily injury coverage in Georgia and South Carolina, (ii) an improvement in our claim handling practices and (iii) a shift in business mix toward renewal policies, which have lower loss ratios than new policies. The favorable development for the year ended June 30, 2009 was primarily due to both lower than anticipated severity and frequency of accidents, most notably in our property and physical damage coverages.
          Excluding the favorable development related to prior periods, the loss and loss adjustment expense ratios for the years ended June 30, 2010 and 2009 were 74.0% and 71.7%, respectively. The year-over-year increase in the loss and loss adjustment expense ratio was due to higher frequency of accidents experienced during the first half of calendar year 2010.
          Operating Expenses
          Insurance operating expenses decreased 8% to $79.8 million for the year ended June 30, 2010 from $87.1 million for the year ended June 30, 2009. The decrease was primarily a result of a reduction in costs (such as employee-agent commissions and premium taxes) that varied along with the decrease in premiums earned as well as savings realized from the closure of underperforming stores.
          The expense ratio increased from 24.7% for the year ended June 30, 2009 to 27.3% for fiscal year 2010. The year-over-year increase in the expense ratio was due to the decrease in premiums earned, which resulted in a higher percentage of fixed expenses in our retail operations (such as rent and base salary).
          Overall, the combined ratio increased to 95.2% for the year ended June 30, 2010 from 91.3% for the year ended June 30, 2009.
          Litigation Settlement
          Litigation settlement costs for the year ended June 30, 2010 were $(0.4) million, compared with $1.6 million for fiscal year 2009. The reduction in expense during the year ended June 30, 2010 related primarily to the forfeiture of premium credits by Georgia and Alabama class members. The year ended June 30, 2009 included costs incurred in connection with our settlement and defense of the litigation as described further in Note 16 to our consolidated financial statements, a $2.95 million insurance recovery from our insurance carrier regarding coverage for the costs and expenses we incurred relating to the settlement, and reductions in expense related to the forfeiture of premium credits by Georgia and Alabama class members.
          Pursuant to the terms of the settlements, eligible class members are entitled to certain premium credits towards a future automobile insurance policy with the Company or a reimbursement certificate for future rental or towing expenses. Benefits to the Georgia and Alabama class members commenced January 1, 2009 and March 7,

FIRST ACCEPTANCE CORPORATION 10-K
2009, respectively. Any premium credits issued to class members as described above will be prorated over a twelve-month term not to extend beyond August 2011, and the class members will be entitled to the prorated premium credit only so long as their insurance premiums remain current during the twelve-month term.
          At December 31, 2008, we accrued $5.2 million for premium credits available to class members who were actively insured by the Company. The following is a progression of the activity associated with the estimated premium credit liability (in thousands).

Balance at December 31, 2008	$5,227
Credits utilized	(1,338)
Credits forfeited	(904)

Balance at June 30, 2009	2,985
Credits utilized	(2,622)
Credits forfeited	(317)

Balance at June 30, 2010	$46

          We have not established an accrual for $0.1 million in potential premium credits available to class members who were not actively insured by the Company upon commencement of the settlement due to the uncertainty associated with this group having to purchase a new automobile insurance policy. We did not incur any significant costs associated with the reimbursement certificates. The final costs of the settlements will depend on, among other factors, the rate of redemption and forfeiture of the premium credits and reimbursement certificates.
          The litigation settlement costs are classified in the litigation settlement expenses line item in our consolidated statements of operations. The litigation settlement accrual for those currently estimable costs associated with the utilization of premium credits is classified in other liabilities in our consolidated balance sheets. Based on the maximum remaining available premium credits, we do not expect any material adjustments during future periods. For additional information with respect to the litigation settlements, see Note 16 to our consolidated financial statements.
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
          As a result of the adverse impact of difficult economic conditions on our customers and business and the resulting decline in the Company’s share price during the fourth quarter of fiscal year 2009, we estimated that a goodwill impairment charge at June 30, 2009 was probable. Accordingly, we recognized an estimated non-cash, pre-tax goodwill impairment charge of $68.0 million in the fourth quarter of fiscal year 2009. Due to the complexity of the fair value calculations involved, the analysis of the goodwill impairment charge recognized during the fourth quarter of fiscal year 2009 was finalized during the first quarter of fiscal year 2010 and the amount of the impairment did not differ from the initial estimate. The goodwill impairment charge did not have a materially adverse impact on the continuing operations, liquidity, or statutory surplus of the Company.
          As a part of the Company’s annual impairment test to evaluate the recoverability of such assets at June 30, 2010, the key assumptions used to determine the fair value of the Company’s reporting unit, from a market participant’s perspective, included (i) long-term revenue growth rates ranging from 5% to 10%, (ii) discount rates between 12.5% and 14.0%, which were based on an estimated weighted average cost of capital adjusted for the risks associated with its operations and (iii) recent industry transaction trends in price to tangible book multiples and related returns on tangible equity. Based on this evaluation, the Company concluded that goodwill and other identifiable intangible assets were fully realizable as of June 30, 2010. Our evaluation includes multiple

FIRST ACCEPTANCE CORPORATION 10-K
assumptions, including estimated discounted cash flows and other estimates that may change over time. If future discounted cash flows become less than those projected by us, further impairment charges may become necessary that could have a materially adverse impact on our results of operations and financial condition. As quoted market prices in active stock markets are relevant evidence of fair value, a significant decline in our common stock trading price may indicate an impairment of goodwill.
          Provision for Income Taxes
          The provision for income taxes for the year ended June 30, 2010 was $0.4 million, compared with $18.4 million for fiscal year 2009. The provision for income taxes for the year ended June 30, 2010 related to current state income taxes for certain subsidiaries with taxable income. At June 30, 2010 and 2009, we established a full valuation allowance against all net deferred tax assets. In assessing our ability to support the realizability of our deferred tax assets, we considered both positive and negative evidence. We placed greater weight on historical results than on our outlook for future profitability. The deferred tax valuation allowance may be adjusted in future periods if we determine that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, we would record an income tax benefit for the adjustment.
          The provision for income taxes for the year ended June 30, 2009 included the establishment of a full valuation allowance against our net deferred tax assets which, in combination with the tax effect of the goodwill impairment charge, resulted in a net increase in the tax provision of $15.3 million during the three months ended June 30, 2009. This charge was partially offset by a $5.1 million tax benefit related to the utilization of tax NOL carryforwards expiring in 2009 that had been previously reserved for through a valuation allowance resulting in a net increase in the tax provision for the year of $10.2 million.
          Real Estate and Corporate
          Loss before income taxes from real estate and corporate operations for the year ended June 30, 2010 was $7.1 million, compared with a loss from real estate and corporate operations before income taxes of $7.4 million for the year ended June 30, 2009. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets.
          We incurred $3.9 million of interest expense during both the year ended June 30, 2010 and 2009 related to the debentures issued in June 2007. During the year ended June 30, 2009, we incurred $0.1 million of interest expense in connection with borrowings under our former credit facility. The credit facility was repaid in full and terminated on October 31, 2008.
Year Ended June 30, 2009 Compared with the Year Ended June 30, 2008
          Consolidated Results
          Revenues for the year ended June 30, 2009 decreased 20% to $265.5 million from $332.4 million in the prior year. Loss before income taxes for the year ended June 30, 2009 was $49.9 million, compared with a loss before income taxes of $4.0 million for the year ended June 30, 2008. The loss before income taxes for the year ended June 30, 2009 included a goodwill impairment charge of $68.0 million. Net loss for the year ended June 30, 2009 was $68.3 million, compared with a net loss of $17.8 million for the year ended June 30, 2008. The net loss for the year ended June 30, 2009 included the goodwill impairment charge and an additional net charge of $10.2 million resulting from the $15.3 million tax effect of the goodwill impairment charge and the establishment of a full valuation allowance on the remaining deferred tax assets offset by a tax benefit of $5.1 million related to the utilization of federal NOL carryforwards that were to expire on June 30, 2009 that had been previously reserved for through a valuation allowance. Basic and diluted net loss per share was $1.43 for the year ended June 30, 2009, compared with basic and diluted net loss per share of $0.37 for the year ended June 30, 2008.

FIRST ACCEPTANCE CORPORATION 10-K
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
          Premiums Earned
          Premiums earned decreased by $61.8 million, or 22%, to $224.1 million for the year ended June 30, 2009, from $285.9 million for the year ended June 30, 2008. The decrease in premiums earned was primarily due to the weak economic conditions, which caused both a decline in the number of policies written, as well as an increase in the percentage of our customers purchasing liability only coverage. Rate actions taken in a number of states to improve underwriting profitability and the closure of underperforming stores also contributed toward the decrease in policies written and premiums earned. Approximately 67% of the $61.8 million decline in premiums earned for the year ended June 30, 2009 was in our Florida, Georgia, South Carolina and Texas markets.
          The total number of policies in force at June 30, 2009 decreased 18% over the same date in 2008 from 194,079 to 158,222, primarily due to the factors noted above. At June 30, 2009, we operated 418 stores, compared with 431 stores at June 30, 2008.
          Commission and Fee Income
          Commission and fee income decreased 13% to $31.8 million for the year ended June 30, 2009, from $36.5 million for the year ended June 30, 2008. The decrease in commission and fee income was a result of the decrease in the number of policies in force, partially offset by higher fee income related to commissionable ancillary products sold through our retail locations.
          Investment Income
          Investment income decreased to $9.5 million during the year ended June 30, 2009 from $11.3 million during the year ended June 30, 2008. The decrease in investment income was primarily a result of an increase in cash and cash equivalents, a decrease in the amount of assets invested in fixed maturities, and the significant decline during fiscal year 2009 in yields on cash equivalents. Cash and cash equivalents increased from $38.6 million at June 30, 2008 to $77.2 million at June 30, 2009 primarily as a result of the sale of fixed maturity investments in fiscal year 2009 to generate taxable income in order to utilize expiring NOLs. At June 30, 2009 and 2008, the tax-equivalent book yield for our portfolio was 3.5% and 5.1%, respectively, with effective durations of 2.26 and 3.69 years, respectively, which both declined as a result of the increase in cash equivalents previously discussed.
          Net realized gains (losses) on investments, available-for-sale
          Net realized gains on investments, available-for-sale during the year ended June 30, 2009 included $2.5 million in net realized gains from the sales of securities as previously noted. Net realized gains on investments, available-for-sale during the year ended June 30, 2009 also included $2.4 million of charges related to OTTI on investments, which was comprised of $1.5 million related to certain non-agency backed CMOs and $0.9 million related to three corporate bonds. Net realized losses on investments, available-for-sale during the year ended June 30, 2008 included $1.4 million of charges related to OTTI on certain non-agency backed CMOs.
          Loss and Loss Adjustment Expenses
          The loss and loss adjustment expense ratio was 66.6% for the year ended June 30, 2009, compared with 76.9% for the year ended June 30, 2008. For the year ended June 30, 2009, we experienced favorable development of $11.4 million for losses occurring prior to June 30, 2008.
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

FIRST ACCEPTANCE CORPORATION 10-K
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
          Litigation Settlement
          Litigation settlement costs for the year ended June 30, 2009 were $1.6 million, compared with $7.5 million for fiscal year 2008. The costs during the years ended June 30, 2009 and 2008 were incurred in connection with our settlement and defense of the litigation as described further in Note 16 to our consolidated financial statements. The year ended June 30, 2009 also included a $2.95 million insurance recovery from our insurance carrier regarding coverage for the costs and expenses we incurred relating to the settlement and reductions in expense related to the forfeiture of premium credits by Georgia and Alabama class members.
          At December 31, 2008, we accrued $5.2 million for premium credits available to class members who were actively insured by the Company.
          Goodwill Impairment
          We recorded a non-cash, pre-tax goodwill impairment charge in fiscal year 2009 of $68.0 million. As a result of the adverse impact of difficult economic conditions on our customers and business and the resulting decline in its share price during the fourth quarter of fiscal year 2009, we estimated that a goodwill impairment charge at June 30, 2009 was probable. Accordingly, we recognized an estimated non-cash, pre-tax goodwill impairment charge of $68.0 million in the fourth quarter of fiscal year 2009. Due to the complexity of the fair value calculations involved, the analysis of the goodwill impairment charge recognized during the fourth quarter of fiscal year 2009 was finalized during the first quarter of fiscal year 2010 and the amount of the impairment did not differ from the initial estimate. The key assumptions used to determine the fair value of our reporting unit, from a market participant’s perspective, included (i) long-term revenue growth rates ranging from 5% to 10%, (ii) a discount rate of 14.5%, which was based on an estimated weighted average cost of capital adjusted for the risks associated with our operations and (iii) recent industry transaction trends in price to tangible book multiples and related returns on tangible equity. The estimated goodwill impairment charge did not have a materially adverse impact on the continuing operations, liquidity, or statutory surplus of the Company.
          A variance in the discount rate could have had a significant effect on the amount of the estimated goodwill impairment charge recognized. A one percent (1%) increase or decrease in the discount rate would have caused an increase or decrease in the estimated goodwill impairment charge of approximately $20.0 million.
          Provision for Income Taxes
          The provision for income taxes for the year ended June 30, 2009 was $18.4 million, compared with $13.8 million for the same period in fiscal year 2008. At June 30, 2009, we established a full valuation allowance against our net deferred tax assets which, in combination with the tax effect of the goodwill impairment charge, resulted in a net increase in the tax provision of $15.3 million during the three months ended June 30, 2009. This charge was partially offset by a $5.1 million tax benefit related to the utilization of tax NOL carryforwards expiring in 2009 that had been previously reserved for through a valuation allowance resulting in a net increase in the tax provision for the year of $10.2 million.

FIRST ACCEPTANCE CORPORATION 10-K
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
          Real Estate and Corporate
          Loss before income taxes from real estate and corporate operations for the year ended June 30, 2009 was $7.4 million, compared with a loss from real estate and corporate operations before income taxes of $8.7 million for the year ended June 30, 2008. During the year ended June 30, 2009, we incurred $0.1 million of interest expense in connection with credit facility borrowings, compared with $0.7 million for the year ended June 30, 2008. The credit facility was repaid in full and terminated on October 31, 2008. We incurred $3.9 million of interest expense during both the year ended June 30, 2009 and 2008 related to the debentures issued in June 2007.
Liquidity and Capital Resources
          Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash used in operating activities for the year ended June 30, 2010 and 2009 was $1.1 million and $5.3 million, respectively. Net cash used in operating activities for both periods was primarily the result of a decrease in cash collected from premiums written. Net cash used in investing activities for the year ended June 30, 2010 was $49.9 million, compared with net cash provided by investment activities of $47.7 million for the same period in the prior fiscal year. The year ended June 30, 2010 included net additions in our investment portfolio of $48.3 million, while the same period in the prior fiscal year included net reductions in our investment portfolio of $49.9 million. The net additions in the current fiscal year were primarily the result of the reinvestment of the proceeds from the prior fiscal year sales of fixed maturity investments to generate taxable income to utilize expiring NOLs. Financing activities for the year ended June 30, 2009 included principal prepayments on our former credit facility of $3.9 million.
          Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary sources of unrestricted cash to meet its obligations are dividends from our insurance company subsidiaries and the sale of ancillary products to our insureds. The holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At June 30, 2010, we had $9.8 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.
          The holding company has debt service requirements related to the debentures payable. The debentures are interest-only and mature in full in July 2037. Interest is fixed annually through July 2012 at $3.9 million. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which time the rate becomes variable (LIBOR plus 375 basis points).
          State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. Based on our statutory capital and surplus, we believe our ordinary dividend capacity for the next twelve months will be approximately $12 million. Based on our earned surplus, we believe that we have extraordinary dividend capacity, of an additional $7 million, subject to regulatory approval.
          The NAIC Model Act for RBC provides formulas to determine the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are statutory guidelines that suggest that on an annual calendar year basis, the insurance company subsidiaries should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. Based on our current forecast of statutory capital and surplus and net premiums written, we anticipate our ratio will be approximately 2-to-1 for the reasonably foreseeable future.

FIRST ACCEPTANCE CORPORATION 10-K
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
Contractual Obligations
          The following table summarizes all of our contractual obligations by period at June 30, 2010 (in thousands).

	Payments Due By Period
					More than 5
	Total	Less than 1 year	1-3 Years	3-5 Years	years
Loss and loss adjustment expense reserves (1)	$73,198	$26,571	$32,134	$9,369	$5,124
Debentures payable (2)	93,378	3,826	5,764	3,533	80,255
Capitalized lease obligations	155	79	76	—	—
Operating leases (3)	21,172	7,837	8,276	3,301	1,758
Litigation settlement (4)	46	46	—	—	—
Other	358	231	127	—	—

Total contractual cash obligations	$188,307	$38,590	$46,377	$16,203	$87,137

(1)	Loss and loss adjustment expense reserves do not have contractual maturity dates; however, based on historical payment patterns, the amount presented is our estimate of the expected timing of these payments. The timing of these payments is subject to significant uncertainty. We maintain a portfolio of marketable investments with varying maturities and a substantial amount of cash and cash equivalents intended to provide adequate cash flows for such payments.

(2)	Payments due by period assume a contractual fixed interest rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points, or 4.284% at June 30, 2010).

(3)	Consists primarily of rental obligations under real estate leases related to our retail locations and corporate offices.

(4)	Consists primarily of the provision associated with the estimated utilization of premium credits for Georgia and Alabama litigation settlement class members who were insured by the Company at June 30, 2010 and received the premium credits. For additional information with respect to the litigation settlements, see Note 16 to our consolidated financial statements.
Trust Preferred Securities
          On June 15, 2007, First Acceptance Statutory Trust I (“FAST I”), our wholly-owned unconsolidated subsidiary trust entity, completed a private placement whereby FAST I issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,240 shares of common securities to us, also at $1,000 per share. FAST I used the proceeds from the sale of the preferred securities to purchase $41.2 million of junior subordinated debentures from us. The debentures will mature on July 30, 2037 and are redeemable by the Company in whole or in part beginning on July 30, 2012, at which time the preferred securities are callable. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points). The obligations of the Company under the junior subordinated debentures represent full and unconditional guarantees by the Company of FAST I’s obligations for the preferred securities. Dividends on the preferred securities are cumulative, payable quarterly in arrears and are deferrable at the Company’s option for up to five years. The dividends on these securities are the same as the interest on the debentures. The Company cannot pay dividends on its common stock during any such deferments. FAST I does not meet the requirements for consolidation of FASB ASC 810-10, Variable Interest Entities (Prior authoritative literature: FASB Statement of Financial Accounting Standards (“SFAS”) No. 167).
Off-Balance Sheet Arrangements
          We use off-balance sheet arrangements (e.g., operating leases) where the economics and sound business principles warrant their use. For additional information with respect to our operating leases, see “Contractual Obligations” above and Note 7 to our consolidated financial statements.

FIRST ACCEPTANCE CORPORATION 10-K
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
Valuation of deferred tax asset
          We maintain income taxes in accordance with FASB ASC 740-10, Income Taxes (Prior authoritative literature: FASB SFAS No. 109), whereby deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and operating loss and tax credit carryforwards and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Valuation of the deferred tax asset is considered a critical accounting estimate because the determination of our ability to utilize the asset involves a number of management assumptions relating to future operations that could materially affect the determination of the ultimate value and, therefore, the carrying amount of our deferred tax asset.
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
          Our evaluation includes multiple assumptions, including estimated discounted cash flows and other estimates that may change over time. If future discounted cash flows become less than those projected by us, further impairment charges may become necessary that could have a materially adverse impact on our results of operations and financial condition. As quoted market prices in active stock markets are relevant evidence of fair value, a significant decline in our common stock trading price may indicate an impairment of goodwill.
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
          The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. We routinely monitor our investment portfolio for changes in fair value that might indicate potential impairments and perform detailed reviews on such securities. Changes in fair value are

FIRST ACCEPTANCE CORPORATION 10-K
evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer or (ii) market-related factors such as interest rates or sector declines.
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
          We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies that our insurance company subsidiaries underwrite. Each of our insurance company subsidiaries establishes a reserve for all of its unpaid losses, including case reserves and IBNR reserves, and estimates for the cost to settle the claims. We estimate our IBNR reserves by estimating our ultimate liability for loss and loss adjustment expense reserves first, and then reducing that amount by the amount of cumulative paid claims and by the amount of our case reserves. We rely primarily on historical loss experience in determining reserve levels, on the assumption that historical loss experience provides a good indication of future loss experience. We also consider various other factors, such as inflation, claims settlement patterns, legislative activity and litigation trends. Our actuarial staff continually monitors these estimates on a state and coverage level. We utilize our actuarial staff to determine appropriate reserve levels. As experience develops or new information becomes known, we increase or decrease the level of our reserves in the period in which changes to the estimates are determined. Accordingly, the actual losses and loss adjustment expenses may differ materially from the estimates we have recorded. See “Item 1. Business — Loss and Loss Adjustment Expense Reserves” for additional information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
          Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Our exposures to market risk relate primarily to our investment portfolio, which is exposed primarily to interest rate risk and credit risk. The fair value of our investment portfolio is directly impacted by changes in market interest rates; generally, the fair value of fixed-income investments moves inversely with movements in market interest rates. Our fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities. Likewise, the underlying investments of our current mutual fund investment are also fixed-income investments. This portfolio composition allows flexibility in reacting to fluctuations of interest rates. The portfolios of our insurance company subsidiaries are managed to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations.
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

FIRST ACCEPTANCE CORPORATION 10-K
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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$195,683	$192,412	$189,094	$185,741	$182,400	$175,871

          The following table provides information about our fixed maturity investments at June 30, 2010 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and OTTI) by expected maturity date for each of the five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

			Securities with No	All
	Securities with	Securities with	Unrealized Gains or	Fixed Maturity
Year Ended June 30,	Unrealized Gains	Unrealized Losses	Losses	Securities
2011	$13,393	$1,234	$1	$14,628
2012	20,832	582	—	21,414
2013	26,074	1,115	—	27,189
2014	25,454	797	—	26,251
2015	20,868	798	—	21,666
Thereafter	55,684	11,802	—	67,486

Total	$162,305	$16,328	$1	$178,634

Fair value	$173,237	$15,790	$67	$189,094

          On June 15, 2007, our wholly-owned unconsolidated trust entity, FAST I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points).
Credit Risk
          Credit risk is managed by diversifying the portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The largest investment in any one investment, excluding U.S. government and agency securities, is the $7.5 million investment in a single mutual fund, or 4% of the investment portfolio. The top five investments make up 15% of the investment portfolio. The average credit quality rating for our fixed maturity portfolio was AA- at June 30, 2010. There are no fixed maturities in the portfolio that have not produced investment income during the previous twelve months.

FIRST ACCEPTANCE CORPORATION 10-K
          The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized securities rating organizations at June 30, 2010 (in thousands).

	Amortized		Fair
Comparable Rating	Cost	% of Amortized Cost	Value	% of Fair Value
AAA	$73,167	40.5%	$77,016	40.7%
AA+, AA, AA-	37,169	20.6%	39,484	20.9%
A+, A, A-	49,525	27.5%	52,243	27.6%
BBB+, BBB, BBB-	11,307	6.3%	11,467	6.1%

Total investment grade	171,168	94.9%	180,210	95.3%

Not rated	3,949	2.2%	4,059	2.1%

BB+, BB, BB-	1,874	1.0%	1,821	1.0%
B+, B, B-	1,142	0.6%	1,089	0.6%
CCC+, CCC, CCC-	1,606	0.9%	1,439	0.8%
CC+, CC, CC-	505	0.3%	286	0.1%
C+, C, C-	163	0.1%	190	0.1%

Total non-investment grade	5,290	2.9%	4,825	2.6%

Total	$180,407	100.0%	$189,094	100.0%

          The mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these increasing delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant declines in fair value. At June 30, 2010, our fixed maturity portfolio included three CMOs having sub-prime exposure with a fair value of $0.8 million and no exposure to Alt-A investments.
          Our investment portfolio consists of $39.0 million of municipal bonds, of which $24.7 million are insured. Of the insured bonds, 69% are insured with MBIA, 14% with AMBAC and 17% with XL Capital. These securities are paying their principal and periodic interest timely.
          The following table presents the underlying ratings at June 30, 2010, represented by the lower of either Standard and Poor’s, Fitch’s, or Moody’s ratings, of the municipal bond portfolio (in thousands).

	Insured		Uninsured		Total
	Fair		Fair		Fair	% of
	Value	% of Fair Value	Value	% of Fair Value	Value	Fair Value
AAA	$—	—	$4,776	33%	$4,776	12%
AA+, AA, AA-	11,772	48%	5,565	39%	17,337	45%
A+, A, A-	11,287	46%	3,951	28%	15,238	39%
BBB+, BBB, BBB-	1,613	6%	—	—	1,613	4%

Total	$24,672	100%	$14,292	100%	$38,964	100%

FIRST ACCEPTANCE CORPORATION 10-K
Item 8. Financial Statements and Supplementary Data

FIRST ACCEPTANCE CORPORATION 10-K
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Acceptance Corporation
We have audited the accompanying consolidated balance sheets of First Acceptance Corporation and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Acceptance Corporation and subsidiaries at June 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Acceptance Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
August 31, 2010

FIRST ACCEPTANCE CORPORATION 10-K
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Acceptance Corporation
We have audited First Acceptance Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, First Acceptance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Acceptance Corporation and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010, and our report dated August 31, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
August 31, 2010

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2010	2009
ASSETS
Investments, available-for-sale at fair value (amortized cost of $187,907 and $140,849, respectively)	$196,550	$140,311
Cash and cash equivalents	26,184	77,201
Premiums and fees receivable, net of allowance of $418 and $419	41,276	45,309
Other assets	8,733	11,866
Property and equipment, net	3,524	3,921
Deferred acquisition costs	3,623	3,896
Goodwill	70,092	70,092
Identifiable intangible assets	6,360	6,360

TOTAL ASSETS	$356,342	$358,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$73,198	$83,973
Unearned premiums and fees	52,563	57,350
Debentures payable	41,240	41,240
Other liabilities	12,151	16,537

Total liabilities	179,152	199,100

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 48,509 and 48,312 shares issued and outstanding, respectively	485	483
Additional paid-in capital	465,831	464,720
Accumulated other comprehensive income (loss)	8,643	(538)
Accumulated deficit	(297,769)	(304,809)

Total stockholders’ equity	177,190	159,856

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$356,342	$358,956

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2010	2009	2008
Revenues:
Premiums earned	$187,046	$224,113	$285,914
Commission and fee income	28,852	31,759	36,479
Investment income	7,958	9,504	11,250
Net realized gains (losses) on investments, available-for-sale	(683)	89	(1,244)

	223,173	265,465	332,399

Costs and expenses:
Losses and loss adjustment expenses	126,995	149,277	219,943
Insurance operating expenses	79,833	87,124	98,433
Other operating expenses	2,233	1,307	2,415
Litigation settlement	(361)	1,570	7,468
Stock-based compensation	1,048	2,053	1,507
Depreciation and amortization	2,013	1,910	1,679
Interest expense	3,931	4,138	4,977
Goodwill impairment	—	67,990	—

	215,692	315,369	336,422

Income (loss) before income taxes	7,481	(49,904)	(4,023)
Provision for income taxes	441	18,396	13,822

Net income (loss)	$7,040	$(68,300)	$(17,845)

Net income (loss) per share:
Basic	$0.15	$(1.43)	$(0.37)

Diluted	$0.14	$(1.43)	$(0.37)

Number of shares used to calculate net income (loss) per share:
Basic	47,961	47,664	47,628

Diluted	48,638	47,664	47,628

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$7,040	$(68,300)	$(17,845)
Unrealized change in investments	9,181	(68)	2,303
Other	—	—	(121)

	16,221	(68,368)	(15,663)
Applicable provision for income taxes	—	—	—

Comprehensive income (loss)	$16,221	$(68,368)	$(15,663)

Detail of net realized gains (losses) on investments, available-for-sale:
Net realized gains on sales	$300	$2,509	$170
Unrealized losses on investments with other-than-temporary impairment charges	(1,937)	(3,640)	(1,414)
Non-credit portion included in comprehensive income (loss)	954	1,220	—

Other-than-temporary impairment charges recognized in net income (loss)	(983)	(2,420)	(1,414)

Net realized gains (losses) on investments, available-for-sale	$(683)	$89	$(1,244)

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balances at June 30, 2007	47,615	$476	$460,968	$(2,652)	$(219,308)	$239,484

Net loss	—	—	—	—	(17,845)	(17,845)

Net unrealized change on investments (net of tax of $0)	—	—	—	2,303	—	2,303

Unrealized change on interest rate swap agreement	—	—	—	(121)	—	(121)

Issuance of restricted common stock	400	4	(4)	—	—	—

Stock-based compensation	5	1	1,506	—	—	1,507

Issuance of shares under Employee Stock Purchase Plan	35	—	131	—	—	131

Balances at June 30, 2008	48,055	481	462,601	(470)	(237,153)	225,459

Cumulative effect of accounting change	—	—	—	(644)	644	—

Net loss	—	—	—	—	(68,300)	(68,300)

Net unrealized change on investments (net of tax of $0)	—	—	—	576	—	576

Issuance of restricted common stock	225	2	(2)	—	—	—

Stock-based compensation	5	—	2,053	—	—	2,053

Issuance of shares under Employee Stock Purchase Plan	27	—	68	—	—	68

Balances at June 30, 2009	48,312	483	464,720	(538)	(304,809)	159,856

Net income	—	—	—	—	7,040	7,040

Net unrealized change on investments (net of tax of $0)	—	—	—	9,181	—	9,181

Issuance of restricted common stock	160	2	(2)	—	—	—

Forfeiture of restricted common stock	(5)	—	(2)	—	—	(2)

Stock-based compensation	5	—	1,048	—	—	1,048

Issuance of shares under Employee Stock Purchase Plan	37	—	67	—	—	67

Balances at June 30, 2010	48,509	$485	$465,831	$8,643	$(297,769)	$177,190

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$7,040	$(68,300)	$(17,845)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,013	1,910	1,679
Stock-based compensation	1,048	2,053	1,507
Deferred income taxes	—	17,593	13,343
Goodwill impairment	—	67,990	—
Other-than-temporary impairment on investment securities	983	2,420	1,414
Net realized gains on sales of investments	(300)	(2,509)	(170)
Other	521	129	113
Change in:
Premiums and fees receivable	4,032	18,023	8,349
Loss and loss adjustment expense reserves	(10,775)	(17,434)	9,961
Unearned premiums and fees	(4,787)	(19,887)	(11,594)
Litigation settlement	(97)	(3,975)	6,721
Other	(795)	(3,328)	4,890

Net cash provided by (used in) operating activities	(1,117)	(5,315)	18,368

Cash flows from investing activities:
Purchases of investments, available-for-sale	(71,939)	(16,228)	(44,408)
Maturities and paydowns of investments, available-for-sale	11,326	19,980	13,697
Sales of investments, available-for-sale	12,362	46,128	18,719
Net change in receivable/payable for securities	—	(1,045)	20,019
Capital expenditures	(1,628)	(1,003)	(2,422)
Other	(22)	(130)	(253)

Net cash provided by (used in) investing activities	(49,901)	47,702	5,352

Cash flows from financing activities:
Payments on borrowings	—	(3,913)	(19,147)
Net proceeds from issuance of common stock	67	68	131
Other	(66)	13	(219)

Net cash provided by (used in) financing activities	1	(3,832)	(19,235)

Net increase (decrease) in cash and cash equivalents	(51,017)	38,555	4,485
Cash and cash equivalents, beginning of year	77,201	38,646	34,161

Cash and cash equivalents, end of year	$26,184	$77,201	$38,646

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
          General
          First Acceptance Corporation (the “Company”) is a holding company based in Nashville, Tennessee with operating subsidiaries whose primary operations include the selling, servicing and underwriting of non-standard personal automobile insurance. The Company writes non-standard personal automobile insurance in 12 states and is licensed as an insurer in 13 additional states. The Company issues policies of insurance through three wholly-owned subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. (the “Insurance Companies”).
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
          Investments
          Investments, available-for-sale, include bonds with fixed principal payment schedules and mortgage-backed securities which are amortized using the retrospective method. These securities and the investment in the mutual fund are carried at fair value with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported in other comprehensive income (loss).
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
          Investment securities are exposed to various risks such as interest rate, market and credit risk. Fair values of securities fluctuate based on changing market conditions. Significant changes in market conditions could materially affect portfolio value in the near term. Management reviews investments for impairment on a quarterly basis. Fair values of investments are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on the fair value of comparable securities, discounted cash flow models

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
or similar methods. Any decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary would result in a reduction in the amortized cost of the security.
          Effective April 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments (Prior authoritative literature: FASB Staff Position No. FAS 115-2) (“FASB ASC 320-10-65”). Under this guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is more likely than not that it will not have to sell the security before recovery of its amortized cost basis, then an entity must separate other-than-temporary impairments (“OTTI”) into the following two components: (i) the amount related to credit losses (charged against income) and (ii) the amount related to all other factors (recorded in other comprehensive income (loss)). The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. As a result of the adoption of this pronouncement, the cumulative effect resulted in an adjustment in fiscal year 2009 of $0.6 million to reclassify the non-credit component of previously recognized impairments from accumulated deficit to accumulated other comprehensive loss.
          Realized gains and losses on sales of securities are computed based on specific identification.
          Cash and Cash Equivalents
          Cash and cash equivalents consist of bank demand deposits and highly-liquid investments. All investments with original maturities of three months or less are considered cash equivalents.
          Revenue Recognition
          Insurance premiums earned include policy and renewal fees and are recognized on a pro-rata basis over the respective terms of the policies. Written premiums are recorded as of the effective date of the policies for the full policy premium, although most policyholders elect to pay on a monthly installment basis. Premiums and fees are generally collected in advance of providing risk coverage, minimizing the Company’s exposure to credit risk. Premiums receivable are recorded net of an estimated allowance for uncollectible amounts. Commission and fee income includes installment fees recognized when billed and commissions and fees from ancillary products recognized on a pro-rata basis over the respective terms of the contracts.
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
          The Company accounts for income tax uncertainties under the provisions of FASB ASC 740-10, Income Taxes (Prior authoritative literature: FASB SFAS No. 109) (“FASB ASC 740-10”). The Company has recognized no additional liability or reduction in deferred tax asset for unrecognized tax benefits and the Company had no FASB ASC 740-10 tax liabilities at June 30, 2010 and 2009. Any interest and penalties incurred in connection with income taxes are recorded as a component of the provision for income taxes. The Company is generally not subject to U.S. federal, state or local income tax examinations by tax authorities for taxable years prior to June 30, 2005.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          Advertising Costs
          Advertising costs are expensed when incurred. Advertising expense for the years ended June 30, 2010, 2009 and 2008 was $8.3 million, $9.6 million and $11.9 million, respectively. At June 30, 2010 and 2009, prepaid advertising costs, which are included in other assets in the accompanying consolidated balance sheets, were $1.2 million and $2.2 million, respectively.
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
          Foreclosed Real Estate Held for Sale
          Foreclosed real estate held for sale is recorded at the lower of cost or fair value less estimated costs to sell. The Company periodically reviews its portfolio of foreclosed real estate held for sale using current information including (i) independent appraisals, (ii) general economic factors affecting the area where the property is located, (iii) recent sales activity and asking prices for comparable properties and (iv) costs to sell and/or develop that would serve to lower the expected proceeds from the disposal of the real estate. Gains (losses) realized on liquidation are recorded directly to operations and included in revenues. Foreclosed real estate held for sale assets at June 30, 2010 and 2009 of $0.8 million and $0.7 million, respectively, are included in other assets.
          Deferred Acquisition Costs
          Deferred acquisition costs include premium taxes and other variable underwriting and direct sales costs incurred in connection with writing business. These costs are deferred and amortized over the policy period in which the related premiums are earned, to the extent that such costs are deemed recoverable from future unearned premiums and anticipated investment income. Amortization expense for the years ended June 30, 2010, 2009 and 2008 was $13.8 million, $15.8 million and $18.2 million, respectively.
          Goodwill and Other Identifiable Intangible Assets
          Goodwill and other identifiable intangible assets are attributable to the Company’s insurance operations and were initially recorded at their estimated fair values at the date of acquisition. Goodwill and other intangible assets, primarily comprised of trade names, having an indefinite useful life are not amortized for financial statement purposes. The Company performs required annual impairment tests of its goodwill and intangible assets as of the last day of the fourth quarter of each fiscal year. In the event that facts and circumstances indicate that the goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. Intangible assets with finite lives have been fully amortized over their useful lives.
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
          As a result of the adverse impact of the difficult economic conditions on the Company’s customers and business and the resulting decline in the Company’s share price during the fourth quarter of fiscal year 2009, the Company estimated that a goodwill impairment charge at June 30, 2009 was probable. Accordingly, the Company

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
recognized an estimated non-cash, pre-tax goodwill impairment charge of $68.0 million in the fourth quarter of fiscal year 2009. Due to the complexity of the fair value calculations involved, the analysis of the goodwill impairment charge recognized during the fourth quarter of fiscal year 2009 was finalized during the first quarter of fiscal year 2010 and the amount of the impairment did not differ from the initial estimate. The goodwill impairment charge did not have a materially adverse impact on the continuing operations, liquidity, or statutory surplus of the Company.
          As a part of the Company’s annual impairment test to evaluate the recoverability of such assets at June 30, 2010, the key assumptions used to determine the fair value of the Company’s reporting unit, from a market participant’s perspective, included (i) long-term revenue growth rates ranging from 5% to 10%, (ii) discount rates between 12.5% and 14.0%, which were based on an estimated weighted average cost of capital adjusted for the risks associated with its operations and (iii) recent industry transaction trends in price to tangible book multiples and related returns on tangible equity. Based on this evaluation, the Company concluded that goodwill and other identifiable intangible assets were fully realizable as of June 30, 2010. The Company’s evaluation includes multiple assumptions, including estimated discounted cash flows and other estimates that may change over time. If future discounted cash flows become less than those projected by the Company, further impairment charges may become necessary that could have a materially adverse impact on the Company’s results of operations and financial condition. As quoted market prices in active stock markets are relevant evidence of fair value, a significant decline in the Company’s common stock trading price may indicate an impairment of goodwill.
          Loss and Loss Adjustment Expense Reserves
          Loss and loss adjustment expense reserves are undiscounted and represent case-basis estimates of reported losses and estimates based on certain actuarial assumptions regarding the past experience of reported losses, including an estimate of losses incurred but not reported. Management believes that the loss and loss adjustment reserves are adequate to cover the ultimate associated liability. However, such estimate may be more or less than the amount ultimately paid when the claims are finally settled.
          Recent Accounting Pronouncements
          In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Generally Accepted Accounting Principles (Topic 105) (“FASB ASU No. 2009-01”), which established the FASB ASC as the single source of authoritative accounting principles recognized by the FASB. This codification did not create new accounting and reporting standards but organized their structure and required the Company to update all existing U.S. generally accepted accounting principles references to the new codification references for all future filings. The Company adopted the provisions of FASB ASU No. 2009-01 in the quarter ended September 30, 2009.
          In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (Topic 820) (“FASB ASU No. 2009-05”), which amends FASB ASC 820, Fair Value Measurements and Disclosures (Prior authoritative literature: FASB SFAS No. 157) (“FASB ASC 820”), by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets. The Company adopted the provisions of FASB ASU No. 2009-05 upon issuance. The adoption did not have an impact on the Company’s results of operations or financial condition.
          In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (Topic 810) (“FASB ASU No. 2009-17”), which amends FASB ASC 810-10, Variable Interest Entities (Prior authoritative literature: FASB SFAS 167). FASB ASU No. 2009-17 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. FASB ASU No. 2009-17 is effective for fiscal years beginning after November 15, 2009 and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FASB ASU No. 2009-17 will have on future consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) (“FASB ASU No. 2010-06”), which amends FASB ASC 820, to require additional disclosures regarding fair value measurements. The Company adopted the provisions of FASB ASU No. 2010-06 in the quarter ended March 31, 2010. The adoption did not have an impact on the Company’s results of operations or financial condition.
          Supplemental Cash Flow Information
          During the years ended June 30, 2010, 2009 and 2008, the Company paid $0.7 million, $0.5 million and $0.5 million, respectively, in income taxes and $3.9 million, $4.0 million and $4.3 million, respectively, in interest.
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
2. Investments
          Restrictions
          At June 30, 2010, fixed maturities and cash equivalents with a fair value of $6.9 million (amortized cost of $6.6 million) were on deposit with various insurance departments as a requirement of doing business in those states. Fixed maturities and cash equivalents with a fair value of $8.0 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.
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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          The following tables present the fair-value measurements for each major category of assets that are measured on a recurring basis (in thousands).

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
June 30, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$29,499	$29,499	$—	$—
State	7,848	—	7,848	—
Political subdivisions	1,830	—	1,830	—
Revenue and assessment	29,286	—	29,286	—
Corporate bonds	78,803	—	78,803	—
Collateralized mortgage obligations:
Agency backed	28,036	—	28,036	—
Non-agency backed – residential	6,612	—	6,612	—
Non-agency backed – commercial	7,180	—	7,180	—

Total fixed maturities, available-for-sale	189,094	29,499	159,595	—
Investment in mutual fund, available-for-sale	7,456	7,456	—	—

Total investments, available-for-sale	196,550	36,955	159,595	—
Cash and cash equivalents	26,184	26,184	—	—

Total	$222,734	$63,139	$159,595	$—

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
June 30, 2009	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$11,180	$11,180	$—	$—
State	8,563	—	8,563	—
Political subdivisions	1,854	—	1,854	—
Revenue and assessment	28,481	—	28,481	—
Corporate bonds	46,726	—	46,726	—
Collateralized mortgage obligations:
Agency backed	31,926	—	31,926	—
Non-agency backed – residential	5,618	—	3,688	1,930
Non-agency backed – commercial	5,963	—	5,256	707

Total fixed maturities, available-for-sale	140,311	11,180	126,494	2,637
Cash and cash equivalents	77,201	77,201	—	—

Total	$217,512	$88,381	$126,494	$2,637

          The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above table are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. There were no

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
transfers between Level 1 and Level 2 for the years ended June 30, 2010 and 2009. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The Company has not made any adjustments to the prices obtained from the independent pricing sources.
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
          Based on the above categorization, the following table represents the quantitative disclosure for those assets included in category Level 3 during the period presented (in thousands).

		Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
		Collateralized mortgage obligations
		Non-agency	Non-agency
	Corporate	backed -	backed –
	bonds	residential	commercial	Total
Balance at July 1, 2008	$—	$167	$—	$167
Total gains or losses (realized or unrealized):
Included in net income (loss)	—	(66)	3	(63)
Included in other comprehensive income (loss)	—	(21)	(3)	(24)
Sales	—	(25)	—	(25)
Transfers into Level 3	—	1,875	707	2,582
Transfers out of Level 3	—	—	—	—

Balance at July 1, 2009	—	1,930	707	2,637
Total gains or losses (realized or unrealized):
Included in net income (loss)	—	—	—	—
Included in other comprehensive income (loss)	—	421	242	663
Transfers into Level 3	—	—	—	—
Transfers out of Level 3(a)	—	(2,351)	(949)	(3,300)

Balance at June 30, 2010	$—	$—	$—	$—

(a)	Transferred from Level 3 to Level 2 as observable market data became available during the period presented due to the increase in market activity for these securities.
          Investment Income and Net Realized Gains and Losses
          The major categories of investment income follow (in thousands).

	Year Ended June 30,
	2010	2009	2008
Fixed maturities, available-for-sale	$8,467	$9,588	$9,747
Cash and cash equivalents	30	383	1,824
Other	117	116	117
Investment expenses	(656)	(583)	(438)

	$7,958	$9,504	$11,250

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The components of net realized gains (losses) on investments, available-for-sale are as follows (in thousands).

	Year Ended June 30,
	2010	2009	2008
Gains	$326	$2,662	$424
Losses	(26)	(153)	(254)
Other-than-temporary impairment	(983)	(2,420)	(1,414)

	$(683)	$89	$(1,244)

          Realized gains and losses on sales of securities are computed based on specific identification. The non-credit related portion of OTTI charges is included in other comprehensive income (loss). The amounts of such charges taken for securities still owned were $0.6 million for non-agency backed residential CMOs and $0.3 million for non-agency backed commercial CMOs during the year ended June 30, 2010 and $0.6 million for non-agency backed residential CMOs and $0.6 million for non-agency backed commercial CMOs during the year ended June 30, 2009.
          Investments, Available-for-Sale
          The following tables summarize the Company’s investment securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value
U.S. government and agencies	$28,263	$1,236	$—	$29,499
State	7,461	387	—	7,848
Political subdivisions	1,792	52	(14)	1,830
Revenue and assessment	28,209	1,217	(140)	29,286
Corporate bonds	73,868	5,181	(246)	78,803
Collateralized mortgage obligations:
Agency backed	26,262	1,774	—	28,036
Non-agency backed – residential	7,189	56	(633)	6,612
Non-agency backed – commercial	7,363	158	(341)	7,180

Total fixed maturities, available-for-sale	180,407	10,061	(1,374)	189,094
Investment in mutual fund, available-for-sale	7,500	—	(44)	7,456

	$187,907	$10,061	$(1,418)	$196,550

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value
U.S. government and agencies	$10,744	$473	$(37)	$11,180
State	8,238	344	(19)	8,563
Political subdivisions	1,834	52	(32)	1,854
Revenue and assessment	27,816	831	(166)	28,481
Corporate bonds	45,737	1,654	(665)	46,726
Collateralized mortgage obligations:
Agency backed	30,656	1,270	—	31,926
Non-agency backed – residential	8,178	1	(2,561)	5,618
Non-agency backed – commercial	7,646	—	(1,683)	5,963

	$140,849	$4,625	$(5,163)	$140,311

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          The following table sets forth the scheduled maturities of the Company’s fixed maturity securities at June 30, 2010 based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
	Gains	Losses	Losses	Securities
One year or less	$9,137	$—	$—	$9,137
After one through five years	82,250	642	—	82,892
After five through ten years	39,567	—	—	39,567
After ten years	8,607	7,063	—	15,670
No single maturity date	33,676	8,085	67	41,828

	$173,237	$15,790	$67	$189,094

          The fair value and gross unrealized losses of investments, available-for-sale, by the length of time that individual securities have been in a continuous unrealized loss position follows (in thousands).

	Less than 12 months		12 months or longer
		Gross		Gross	Total Gross
	Fair	Unrealized	Fair	Unrealized	Unrealized
June 30, 2010	Value	Losses	Value	Losses	Losses
U.S. government and agencies	$—	$—	$—	$—	$—
State	—	—	—	—	—
Political subdivisions	—	—	488	(14)	(14)
Revenue and assessment	3,057	(96)	1,490	(44)	(140)
Corporate bonds	930	(32)	1,739	(214)	(246)
Collateralized mortgage obligations:
Agency backed	—	—	—	—	—
Non-agency backed – residential	505	(5)	5,848	(628)	(633)
Non-agency backed – commercial	—	—	1,732	(341)	(341)

Total fixed maturities, available-for-sale	4,492	(133)	11,297	(1,241)	(1,374)
Investment in mutual fund, available-for-sale	7,456	(44)	—	—	(44)

	$11,948	$(177)	$11,297	$(1,241)	$(1,418)

	Less than 12 months		12 months or longer
		Gross		Gross	Total Gross
	Fair	Unrealized	Fair	Unrealized	Unrealized
June 30, 2009	Value	Losses	Value	Losses	Losses
U.S. government and agencies	$963	$(37)	$—	$—	$(37)
State	—	—	678	(19)	(19)
Political subdivisions	48	(1)	471	(31)	(32)
Revenue and assessment	533	(11)	4,305	(155)	(166)
Corporate bonds	—	—	8,022	(665)	(665)
Collateralized mortgage obligations
Agency backed	—	—	—	—	—
Non-agency backed – residential	—	—	4,898	(2,561)	(2,561)
Non-agency backed – commercial	—	—	5,964	(1,683)	(1,683)

	$1,544	$(49)	$24,338	$(5,114)	$(5,163)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          The following table reflects the number of securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than	Greater	Gross
	or equal to	than 12	Unrealized
At:	12 months	months	Gains
June 30, 2010	6	18	153
June 30, 2009	3	37	133
          The following tables reflect the fair value and gross unrealized losses of those securities in a continuous unrealized loss position for greater than 12 months. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at June 30, 2010:	Securities	Value	Losses
Less than 10%	11	$7,931	$(276)
Greater than 10%	7	3,366	(965)

	18	$11,297	$(1,241)

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at June 30, 2009:	Securities	Value	Losses
Less than 10%	17	$15,368	$(766)
Greater than 10%	20	8,970	(4,348)

	37	$24,338	$(5,114)

          The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of
	Securities with		Severity of Gross Unrealized Losses
Length of	Gross	Gross			Greater
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	than
at June 30, 2010:	Losses	Losses	than 5%	10%	10%
Less than or equal to:
Three months	$11,291	$(170)	$(145)	$(25)	$—
Six months	—	—	—	—	—
Nine months	152	(2)	(2)	—	—
Twelve months	505	(5)	(5)	—	—
Greater than twelve months	11,297	(1,241)	(153)	(123)	(965)

Total	$23,245	$(1,418)	$(305)	$(148)	$(965)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value of
	Securities with		Severity of Gross Unrealized Losses
Length of	Gross	Gross			Greater
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	than
at June 30, 2009:	Losses	Losses	than 5%	10%	10%
Less than or equal to:
Three months	$—	$—	$—	$—	$—
Six months	1,011	(38)	(38)	—	—
Nine months	—	—	—	—	—
Twelve months	533	(11)	(11)	—	—
Greater than twelve months	24,338	(5,114)	(249)	(517)	(4,348)

Total	$25,882	$(5,163)	$(298)	$(517)	$(4,348)

          Other-Than-Temporary Impairment
          Effective April 1, 2009, the Company adopted the provisions of FASB ASC 320-10-65. Under this guidance, the Company separates OTTI into the following two components: (i) the amount related to credit losses, which is recognized in the consolidated statement of operations and (ii) the amount related to all other factors, which is recorded in other comprehensive income (loss). The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge.
          The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. The Company routinely monitors its investment portfolio for changes in fair value that might indicate potential impairments and performs detailed reviews on such securities. Changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer or (ii) market-related factors such as interest rates or sector declines.
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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          The number and amount of securities for which the Company has recognized OTTI charges in net income (loss) are presented in the following tables (in thousands, except for the number of securities).

	Year Ended June 30,
	2010		2009
	Number of Securities	OTTI	Number of Securities	OTTI
Corporate bonds	—	$—	3	$(871)
Collateralized mortgage obligations:
Non-agency backed – residential	10	(1,723)	5	(1,564)
Non-agency backed – commercial	5	(214)	4	(1,205)

	15	(1,937)	12	(3,640)
Portion of loss recognized in accumulated other comprehensive income (loss)		954		1,220

Net OTTI recognized in net income (loss)		$(983)		$(2,420)

          Since the adoption of FASB ASC 320-10-65, the following is a progression of the credit-related portion of OTTI on fixed maturity securities owned at June 30, 2010 (in thousands).

Recognized in net loss:
Year ended June 30, 2008	$(1,414)
Nine months ended March 31, 2009	(1,987)

(3,401)
Cumulative effect of accounting change	644

Balance at April 1, 2009	(2,757)
Additional credit impairments on:
Previously impaired securities	(148)
Securities without previous impairments	(285)

(433)
Reductions for securities sold	320

Balance at July 1, 2009	(2,870)
Additional credit impairments on:
Previously impaired securities	(491)
Securities without previous impairments	(492)

(983)
Reductions for securities sold	552

Balance at June 30, 2010	$(3,301)

          On a quarterly basis, the Company reviews cash flow estimates for certain non-agency backed CMOs of lesser credit quality following the guidance of FASB ASC 325-40-65, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (Prior authoritative literature: FSP EITF 99-20-1) (“FASB ASC 325-40-65”). Accordingly, when changes in estimated cash flows from the cash flows previously estimated occur due to actual or estimated prepayment or credit loss experience, and the present value of the revised cash flows is less than the present value previously estimated, OTTI is deemed to have occurred. For non-agency backed CMOs not subject to FASB ASC 325-40-65, the Company reviews quarterly projected cash flow analyses and recognizes OTTI when it determines that a loss is probable. The Company has recognized OTTI related to certain non-agency backed CMOs as the underlying cash flows have been adversely impacted due to a reduction in prepayments from mortgage refinancing and an increase in actual and projected delinquencies in the underlying mortgages.
          The Company’s review of non-agency backed CMOs included an analysis of available information such as collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position in their respective capital structures, and credit ratings from statistical rating agencies. The Company reviews quarterly projected cash flow analyses for each security utilizing current assumptions regarding (i) actual and anticipated delinquencies, (ii) delinquency transition-to-default rates and (iii) loss severities. Based on its

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
quarterly reviews, the Company determined that there had not been an adverse change in projected cash flows, except in the case of those securities for which OTTI charges have been recorded. The Company believes that the unrealized losses on the securities for which OTTI charges have not been recorded are not necessarily predictive of the ultimate performance of the underlying collateral. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.
          The OTTI charges on corporate bonds for the year ended June 30, 2009 were recorded as these bonds were considered to be impaired based on the extent and duration of the declines in their fair values and issuer-specific fundamentals relating to (i) poor operating results and weakened financial conditions, (ii) negative industry trends further impacted by the recent economic decline and (iii) a series of downgrades to their credit ratings. Based on the factors that existed at the time of impairment, the Company did not believe that these bonds would recover their unrealized losses in the near future.
          The Company believes that the remaining securities having unrealized losses at June 30, 2010 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.
3. Reinsurance
     Total premiums written and earned are summarized as follows (in thousands).

	Year Ended June 30,
	2010		2009		2008
	Written	Earned	Written	Earned	Written	Earned
Direct	$162,150	$167,744	$187,935	$206,358	$253,807	$265,630
Assumed	19,858	19,302	17,044	17,755	20,167	20,284

Total	$182,008	$187,046	$204,979	$224,113	$273,974	$285,914

          Assumed business represents private-passenger non-standard automobile insurance premiums produced by a managing general agency subsidiary in Texas written through a program with a county mutual insurance company and assumed by the Company through 100% quota-share reinsurance.
          The percentages of premiums assumed to net premiums written for the years ended June 30, 2010, 2009 and 2008 were 11%, 8% and 7%, respectively.
4. Stock-Based Compensation Plans
          Employee Stock-Based Incentive Plan
          The Company has issued stock options (“Stock Option Awards”) and restricted common stock (“Restricted Stock Awards”) to employees under its Amended and Restated First Acceptance Corporation 2002 Long Term Incentive Plan (the “Plan”) and accounts for such issuances in accordance with FASB ASC 718-20, Compensation – Stock Compensation (Prior authoritative literature: FASB SFAS No. 123 (Revised)). At June 30, 2010, there were 2,697,264 shares remaining available for issuance under the Plan. Stock Option Awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock Option Awards expire over ten years and generally vest equally in annual installments over four or five years through fiscal year 2013, while the Restricted Stock Awards vest in designated installments through fiscal year 2015. Certain awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          On November 17, 2009, the Company’s stockholders approved a value-for-value option exchange whereby certain outstanding stock options were exchanged for shares of restricted common stock (the “Exchange”). As approved by the Company’s stockholders, restricted common stock issued in the Exchange vests in equal annual installments beginning on the first anniversary of the date of the grant of the restricted stock, and no participant in the Exchange was permitted to receive restricted stock having an aggregate value greater than $150,000.
          On November 18, 2009, consistent with the terms of the Exchange, the Company entered into an Option Cancellation and Restricted Stock Award Agreement (the “Agreement”) with certain employees to surrender, and have the Company cancel, certain outstanding Stock Option Awards held by the employees in exchange for shares of restricted common stock having a value equal to or less than the surrendered Stock Option Awards. The Exchange included 605,000 shares of the Company’s common stock underlying Stock Option Awards that were surrendered and cancelled in exchange for 160,577 shares of restricted common stock.
          Compensation expense related to Stock Option Awards is calculated under the fair value method and is recorded on a straight-line basis over the vesting period. Fair value of the Stock Option Awards was estimated at the grant dates using the Black-Scholes option pricing model based on the following assumptions.

	Year Ended June 30,
	2010	2009	2008
Expected option term	—	—	10 years
Annualized volatility rate	—	—	31 to 43%
Risk-free rate of return	—	—	3.48 to 5.02%
Dividend yield	—	—	0%
          A summary of the activity for the Company’s Stock Option Awards is presented below (in thousands, except per share data).

			Weighted
			Average	Aggregate
		Exercise	Exercise	Intrinsic
	Options	Price	Price	Value
Options outstanding at June 30, 2007	4,716	$3.00-$11.81	$4.48
Granted	955	$3.04-$10.08	$3.26
Exercised	—	—	—
Forfeited	(215)	$3.04-$11.81	$7.89

Options outstanding at June 30, 2008	5,456	$3.00-$11.81	$4.13
Granted	—	—	—
Exercised	—	—	—
Forfeited	(148)	$3.00-$11.81	$7.51

Options outstanding at June 30, 2009	5,308	$3.00-$11.81	$4.04
Granted	—	—	—
Exercised	—	—	—
Exchanged and Cancelled	(605)	$6.64-$11.81	$10.69
Forfeited	(142)	$3.10-$11.81	$6.91

Options outstanding at June 30, 2010	4,561		$3.06	—

Options exercisable/vested at June 30, 2010	4,128		$3.07	—

          The weighted average estimated fair value of Stock Option Awards granted during the year ended June 30, 2008 was $1.90. There were no Stock Option Awards granted during the years ended June 30, 2010 and 2009. At June 30, 2010, the weighted average remaining contractual life of options outstanding and exercisable/vested is approximately 3.5 years and 3.0 years, respectively.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          A summary of the activity for the Company’s Restricted Stock Awards is presented below (in thousands, except per share data).

		Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Restricted Stock Awards outstanding at June 30, 2007	—	—
Granted	400	$3.04
Vested	—	—
Forfeited	—	—

Restricted Stock Awards outstanding at June 30, 2008	400	$3.04
Granted	225	$2.63
Vested	—	—
Forfeited	—	—

Restricted Stock Awards outstanding at June 30, 2009	625	$2.89
Granted	160	$1.97
Vested	(309)	$3.01
Forfeited	(4)	$2.50

Restricted Stock Awards outstanding at June 30, 2010	472	$2.50

          In the table above, the number of shares vested includes 933 shares surrendered by the employees to the Company for payment of minimum tax withholding obligations. Shares of stock withheld for purposes of satisfying minimum tax withholding obligations are again available for issuance under the Plan.
          The aggregate fair value of Restricted Stock Awards vested during the year ended June 30, 2010 was $0.9 million at the date of vesting. There were no Restricted Stock Awards that vested during the years ended June 30, 2009 and 2008. Expected compensation expense related to the issuance of Restricted Stock Awards is $1.2 million, which will be amortized through fiscal year 2015.
Employee Stock Purchase Plan
          The Company’s Board of Directors adopted the First Acceptance Corporation Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may purchase shares of the Company’s common stock at a price equal to the lower of the closing market price on the first or last trading day of a six-month period. ESPP participants can authorize payroll deductions, administered through an independent plan custodian, of up to 15% of their salary to purchase semi-annually (June 30 and December 31) up to $25,000 of the Company’s common stock during each calendar year. The Company has reserved 200,000 shares of common stock for issuance under the ESPP. Employees purchased approximately 37,000, 27,000 and 35,000 shares during the years ended June 30, 2010, 2009 and 2008, respectively. Compensation expense attributable to subscriptions to purchase shares under the ESPP was $16,000, $17,000 and $27,000 for the years ended June 30, 2010, 2009 and 2008. At June 30, 2010, 42,237 shares remain available for issuance under the ESPP.
5. Employee Benefit Plan
     The Company sponsors a defined contribution retirement plan (“401k Plan”) under Section 401(k) of the Internal Revenue Code. The 401k Plan covers substantially all employees who meet specified service requirements. Under the 401k Plan, the Company may, at its discretion, match 100% of the first 3% of an employee’s salary plus 50% of the next 2% up to the maximum allowed by the Internal Revenue Code. The Company’s contributions to the 401k Plan for the years ended June 30, 2010, 2009 and 2008 were $0.5 million, $0.8 million and $0.7 million, respectively.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Property and Equipment
          The components of property and equipment are as follows (in thousands).

	June 30,
	2010	2009
Furniture and equipment	$7,693	$8,027
Leasehold improvements	2,879	2,105
Capitalized leases	826	826
Aircraft	190	190

	11,588	11,148
Less: Accumulated depreciation	(8,064)	(7,227)

Property and equipment, net	$3,524	$3,921

          Depreciation and amortization expense related to property and equipment was $2.0 million, $1.9 million and $1.6 million for the years ended June 30, 2010, 2009 and 2008, respectively.
7. Lease Commitments
          Operating Leases
          The Company is committed under various lease agreements for office space and equipment. Certain lease agreements contain renewal options and rent escalation clauses. Rental expense for 2010, 2009 and 2008 was $10.9 million, $10.7 million and $12.2 million, respectively. Future minimum lease payments under these agreements follow (in thousands).

Year Ending June 30,	Amount
2011	$7,837
2012	5,178
2013	3,098
2014	1,839
2015	1,462
Thereafter	1,758

Total	$21,172

          Capital Leases
          The maturities of the capitalized lease obligations secured by equipment at June 30, 2010 are as follows (in thousands).

Capitalized
Lease
Year Ending June 30,	Obligations
2011	$79
2012	64
2013	12

$155
Less: Amount representing executory costs	(11)

Net minimum lease payments	144
Less: Amount representing interest	(8)

Present value of net minimum lease payments	$136

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Losses and Loss Adjustment Expenses Incurred and Paid
          Information regarding the reserve for unpaid losses and loss adjustment expenses (“LAE”) is as follows (in thousands).

	Year Ended June 30,
	2010	2009	2008
Liability for unpaid losses and LAE at beginning of year, gross	$83,973	$101,407	$91,446
Reinsurance balances receivable	(78)	(259)	(309)

Liability for unpaid losses and LAE at beginning of year, net	83,895	101,148	91,137

Add: Provision for losses and LAE:
Current year	138,218	160,659	221,342
Prior years	(11,223)	(11,382)	(1,399)

Net losses and LAE incurred	126,995	149,277	219,943

Less: Losses and LAE paid:
Current year	87,097	103,566	141,736
Prior years	50,641	62,964	68,196

Net losses and LAE paid	137,738	166,530	209,932

Liability for unpaid losses and LAE at end of year, net	73,152	83,895	101,148
Reinsurance balances receivable	46	78	259

Liability for unpaid losses and LAE at end of year, gross	$73,198	$83,973	$101,407

          The favorable change in the estimate of unpaid losses and loss adjustment expenses of $11.2 million for the year ended June 30, 2010 was due to (i) lower than anticipated severity of accidents occurring during the fiscal 2007 and 2008 accident years, primarily in bodily injury coverage in Georgia and South Carolina, (ii) an improvement in the Company’s claim handling practices and (iii) a shift in business mix toward renewal policies, which have lower loss ratios than new policies. The favorable development of $11.4 million for the year ended June 30, 2009 was primarily due to both lower than anticipated severity and frequency of accidents, most notably in the Company’s property and physical damage coverages.
          The favorable change in the estimate of unpaid losses and loss adjustment expenses of $1.4 million for the year ended June 30, 2008 was primarily the result of both lower than anticipated severity and frequency of accidents. There were no individual factors that had a material impact in this favorable change.
9. Notes Payable
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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Debentures Payable
          In June 2007, First Acceptance Statutory Trust I (“FAST I”), a wholly-owned unconsolidated subsidiary trust of the Company, issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,240 shares of common securities to the Company, also at $1,000 per share. FAST I used the proceeds from the sale of the preferred securities to purchase $41.2 million of junior subordinated debentures from the Company. The sole assets of FAST I are $41.2 million of junior subordinated debentures issued by the Company. The debentures will mature on July 30, 2037 and are redeemable by the Company in whole or in part beginning on July 30, 2012, at which time the preferred securities are callable. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points).
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
11. Income Taxes
          The provision for income taxes consisted of the following (in thousands).

	Year Ended June 30,
	2010	2009	2008
Federal:
Current	$—	$295	$31
Deferred	—	17,440	13,496

	—	17,735	13,527

State:
Current	441	508	448
Deferred	—	153	(153)

	441	661	295

	$441	$18,396	$13,822

          The provision for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands).

	Year Ended June 30,
	2010	2009	2008
Provision (benefit) for income taxes at statutory rate	$2,618	$(17,466)	$(1,408)
Tax effect of:
Tax-exempt investment income	(16)	(16)	(32)
Change in the beginning of the year balance of the valuation allowance for deferred tax asset allocated to income taxes	(5,278)	(6,291)	3,571
Net operating loss carryforward expirations	2,483	24,534	11,380
Goodwill	—	16,724	—
Restricted stock	240	—	—
State income taxes, net of federal income tax benefit and valuation allowance	441	661	139
Other	(47)	250	172

	$441	$18,396	$13,822

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          The tax effects of temporary differences that give rise to the net deferred tax assets and liabilities are presented below (in thousands).

	June 30,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$3,613	$4,207
Stock option compensation	3,965	4,089
Unearned premiums and loss and loss adjustment expense reserves	5,099	5,524
Goodwill	2,886	3,847
Net unrealized change on investments	—	188
Alternative minimum tax (“AMT”) credit carryforwards	1,612	1,609
Accrued expenses and other nondeductible items	934	4,290
Other	3,089	2,532

	21,198	26,286

Deferred tax liabilities:
Deferred acquisition costs	(1,268)	(1,364)
Net unrealized change on investments	(3,025)	—

	(4,293)	(1,364)

Total net deferred tax asset	16,905	24,922
Less: Valuation allowance	(16,905)	(24,922)

Net deferred tax asset	$—	$—

          The Company had a valuation allowance of $16.9 million and $24.9 million at June 30, 2010 and 2009, respectively, to reduce net deferred tax assets to the amount that is more likely than not to be realized, which included all net deferred tax assets at June 30, 2010 and 2009. The change in the total valuation allowance for the year ended June 30, 2010 was a decrease of $8.0 million. For the year ended June 30, 2010, the change in the valuation allowance primarily included the unrealized change on investments of $3.2 million included in other comprehensive income (loss).
          In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s net deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its deferred tax assets, management considered both positive and negative evidence. The Company placed greater weight on historical results than on the Company’s outlook for future profitability and established a deferred tax valuation allowance against all net deferred tax assets at June 30, 2010 and 2009. The deferred tax valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, the Company would record an income tax benefit for the adjustment.
          The net change in the total valuation allowance for the year ended June 30, 2009 was a decrease of $5.2 million. The fiscal year 2009 provision was increased by a net charge of $10.2 million resulting from the $15.3 million tax effect of the goodwill impairment charge and the establishment of a full valuation allowance on the remaining net deferred tax assets offset by a tax benefit of $5.1 million related to the utilization of federal net operating loss (“NOL”) carryforwards that were to expire on June 30, 2009 that had been previously reserved for through a valuation allowance. The net change in the total valuation allowance for the year ended June 30, 2008 was an increase of $3.0 million. The increase during fiscal year 2008 included a charge of $11.4 million related to the expiration of certain federal NOL carryforwards due to taxable income being less than the Company’s previous estimates of taxable income.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          At June 30, 2010, the Company had gross state NOL carryforwards of $19.1 million that begin to expire in 2019 and AMT credit carryforwards of $1.6 million that have no expiration date. At June 30, 2010, the Company had gross NOL carryforwards for federal income tax purposes of $10.3 million, which are available to offset future federal taxable income. As discussed previously, on a tax-affected basis, all remaining federal and state NOL carryforwards at June 30, 2010 have been fully reserved for through a valuation allowance.
          The gross federal NOL carryforwards will expire in 2011 through 2030, as shown in the following table (in thousands).

Expiration Year Ended June 30,	Amount
2011	$2,099
2012	—
2013	2
2014	—
Thereafter	8,223

Total NOL carryforwards	$10,324

12. Net Income (Loss) Per Share
          FASB ASC 260-10, Earnings Per share (Prior authoritative literature: FASB SFAS No. 128), specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). Basic EPS are computed using the weighted average number of shares outstanding. Diluted EPS are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding securities with a right to purchase or convert into common stock.
          The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Year Ended June 30,
	2010	2009	2008
Net income (loss)	$7,040	$(68,300)	$(17,845)

Weighted average common basic shares	47,961	47,664	47,628
Effect of dilutive securities	677	—	—

Weighted average common dilutive shares	48,638	47,664	47,628

Basic net income (loss) per share	$0.15	$(1.43)	$(0.37)

Diluted net income (loss) per share	$0.14	$(1.43)	$(0.37)

          For the year ended June 30, 2010, options to purchase approximately 4.6 million shares of common stock, a dilutive effect of approximately 0.2 million shares, and 0.5 million shares of unvested restricted common stock were included in the computation of diluted net income per share.
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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Concentrations of Credit Risk
          At June 30, 2010, the Company had certain concentrations of credit risk with several financial institutions in the form of cash and cash equivalents, which amounted to $26.2 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company and the amount of available Federal Deposit Insurance Corporation insurance is periodically reviewed. If the financial institutions failed to completely perform under terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.
          The Company primarily transacts business either directly with its policyholders or through independently-owned insurance agencies in Tennessee who exclusively write non-standard personal automobile insurance policies on behalf of the Company. Direct policyholders make payments directly to the Company. Balances due from policyholders are generally secured by the related unearned premium. The Company requires a down payment at the time the policy is originated and subsequent scheduled payments are monitored in order to prevent the Company from providing coverage beyond the date for which payment has been received. If subsequent payments are not made timely, the policy is generally canceled at no loss to the Company. Policyholders whose premiums are written through the independent agencies make their payments to these agencies that in turn remit these payments to the Company. Balances due to the Company resulting from premium payments made to these agencies are unsecured.
14. Related Party Transactions
          Certain of the Company’s executives are covered by employment agreements covering, among other things, base compensation, incentive-bonus determinations and payments in the event of termination, or a change in control of the Company.
          Effective May 2004, the Company entered into an advisory services agreement with an entity controlled by a current director of the Company to render advisory services in connection with financings, mergers and acquisitions and other related matters involving the Company. In consideration for the advisory services provided, the Company paid the advisor a quarterly fee of $62,500 for a four-year period through April 2008. There are no further amounts due related to the advisory services agreement.
15. Severance
          During the years ended June 30, 2010, 2009 and 2008, the Company entered into separation agreements with certain officers and employees. Accordingly, the Company incurred charges during the years ended June 30, 2010, 2009 and 2008 of approximately $0.2 million, $0.2 million and $1.1 million, respectively. Fiscal year 2008 includes a $0.1 million non-cash charge related to the vesting of remaining unvested stock options. At June 30, 2009, a severance and benefit accrual of $0.2 million was classified in other liabilities in the Company’s consolidated balance sheet. Severance and benefits charges are included in insurance operating expenses, and the non-cash charge related to the vesting of remaining unvested stock options is included in stock-based compensation expense in the consolidated statements of operations. The insurance operations segment includes the accrued severance and benefits charge, and the real estate and corporate segment includes the accelerated vesting charge.
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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
          The Company established an accrual for losses related to the litigation settlements entered into during fiscal year 2009 related to litigation brought against the Company in Alabama and Georgia with respect to its sales practices, primarily the sale of ancillary motor club memberships currently or formerly sold in those states. Pursuant to the terms of the settlements, eligible class members are entitled to certain premium credits towards a future automobile insurance policy with the Company or a reimbursement certificate for future rental or towing expenses. Benefits to the Georgia and Alabama class members commenced January 1, 2009 and March 7, 2009, respectively. Any premium credits issued to class members as described above will be prorated over a twelve-month term not to extend beyond August 2011, and the class members will be entitled to the prorated premium credit only so long as their insurance premiums remain current during the twelve-month term.
          At December 31, 2008, the Company accrued $5.2 million for premium credits available to class members who were actively insured by the Company. The following is a progression of the activity associated with the estimated premium credit liability (in thousands).

Balance at December 31, 2008	$5,227
Credits utilized	(1,338)
Credits forfeited	(904)

Balance at June 30, 2009	2,985
Credits utilized	(2,622)
Credits forfeited	(317)

Balance at June 30, 2010	$46

          The Company has not established an accrual for $0.1 million in potential premium credits available to class members who were not actively insured by the Company upon commencement of the settlement due to the uncertainty associated with this group having to purchase a new automobile insurance policy. The Company did not incur any significant costs associated with the reimbursement certificates. The final costs of the settlements will depend on, among other factors, the rate of redemption and forfeiture of the premium credits and reimbursement certificates.
          The litigation settlement costs are classified in the litigation settlement expenses line item in the Company’s consolidated statements of operations. The litigation settlement accrual for those currently estimable costs associated with the utilization of premium credits is classified in other liabilities in the Company’s consolidated balance sheets. Based on the maximum remaining available premium credits, management does not expect any material adjustments during future periods.
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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Fair Value of Financial Instruments
          The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	June 30, 2010		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Investments, available-for-sale	$187,907	$196,550	$140,849	$140,311
Cash and cash equivalents	26,184	26,184	77,201	77,201
Premiums and fees receivable, net	41,276	41,276	45,309	45,309
Liabilities:
Debentures payable	41,240	19,701	41,240	15,568
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
          The following table presents selected financial data by business segment (in thousands).

	Year Ended June 30,
	2010	2009	2008
Revenues:
Insurance	$223,054	$265,341	$332,219
Real estate and corporate	119	124	180

Consolidated total	$223,173	$265,465	$332,399

Income (loss) before income taxes:
Insurance	$14,568	$(42,536)	$4,685
Real estate and corporate	(7,087)	(7,368)	(8,708)

Consolidated total	$7,481	$(49,904)	$(4,023)

	June 30,
	2010	2009
Total assets:
Insurance	$343,499	$348,801
Real estate and corporate	12,843	10,155

Consolidated total	$356,342	$358,956

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Statutory Financial Information and Accounting Policies
          The statutory-basis financial statements of the Insurance Companies are prepared in accordance with accounting practices prescribed or permitted by the Department of Insurance in each respective state of domicile. Each state of domicile requires that insurance companies domiciled in the state prepare their statutory-basis financial statements in accordance with the National Association of Insurance Commissioners Accounting Practices and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile. The Insurance Companies are required to report their risk-based capital (“RBC”) each December 31. Failure to maintain an adequate RBC could subject the Insurance Companies to regulatory action and could restrict the payment of dividends. At December 31, 2009, the RBC levels of the Insurance Companies did not subject them to any regulatory action.
          At June 30, 2010 and 2009, on an unaudited consolidated statutory basis, capital and surplus was $120.3 million and $114.3 million, respectively. For the fiscal year ended June 30, 2010, 2009 and 2008, unaudited consolidated statutory net income as filed was $5.2 million, $7.3 million and $3.8 million, respectively.
          The maximum amount of dividends which can be paid by First Acceptance Insurance Company, Inc. (“FAIC”) to the Company, without the prior approval of the Texas insurance commissioner, is limited to the greater of 10% of statutory capital and surplus at December 31 of the next preceding year or net income for the year. Accordingly, at December 31, 2009, the maximum amount of dividends available to be paid to the Company from FAIC without prior approval in any preceding twelve-month period is approximately $12 million. Based on FAIC’s earned surplus, the Company believes that it has extraordinary dividend capacity, of an additional $7 million, subject to regulatory approval.
20. Selected Quarterly Financial Data (unaudited)
          Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data for the years ended June 30, 2010 and 2009 is summarized as follows (in thousands, except per share data).

	Quarters Ended
	September 30,	December 31,	March 31,	June 30,
Year Ended June 30, 2010:
Total revenues	$57,312	$53,775	$56,116	$55,970
Income before income taxes	$2,861	$1,577	$2,193	$850
Net income	$2,760	$1,475	$2,069	$736

Basic and diluted net income per share	$0.06	$0.03	$0.04	$0.02

Year Ended June 30, 2009:
Total revenues	$71,589	$65,080	$67,097	$61,699
Income (loss) before income taxes	$3,753	$(1,388)	$3,991	$(56,260)
Net income (loss)	$1,841	$(1,003)	$2,394	$(71,532)

Basic and diluted net income (loss) per share	$0.04	$(0.02)	$0.05	$(1.50)
          Income before income taxes for the quarter ended June 30, 2010 of $0.9 million included $1.0 million of favorable development in the Company’s estimate of unpaid loss and loss adjustment expenses. Loss before income taxes for the quarter ended June 30, 2009 of $56.3 million included a goodwill impairment charge of $68.0 million (see Note 1), $4.5 million of favorable development in the Company’s estimate of unpaid loss and loss adjustment expenses, and an insurance recovery of $2.95 million reflected as a reduction of litigation settlement expenses (see Note 16). Net loss for the quarter ended June 30, 2009 included a net charge to the tax provision of $10.2 million resulting from the $15.3 million tax effect of the goodwill impairment charge and the establishment of a full valuation allowance on the remaining deferred tax assets offset by a tax benefit of $5.1 million related to the utilization of federal NOL carryforwards that were to expire on June 30, 2009 that had been previously reserved for through a valuation allowance (see Note 11).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
          Evaluation of Disclosure Controls and Procedures
          Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of June 30, 2010. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.
          Our independent registered public accounting firm, Ernst & Young LLP has issued an attestation report on our internal control over financial reporting, which such report appears herein.
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
Item 9B. Other Information
          None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
          Information with respect to our directors and executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 16, 2010, is incorporated herein by reference.
          Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 16, 2010, is incorporated herein by reference.
          Information with respect to our code of business conduct and ethics, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 16, 2010, is incorporated herein by reference.
          Information with respect to our corporate governance disclosures, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 16, 2010, is incorporated herein by reference.
Item 11. Executive Compensation
          Information with respect to the compensation of our executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 16, 2010, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 16, 2010, is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
          Information with respect to certain relationships and related transactions, and director independence, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 16, 2010, is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
          Information with respect to the fees paid to and services provided by our principal accountants, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 16, 2010, is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	Financial Statements, Financial Statement Schedules and Exhibits
(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules:

Schedule I – Financial Information of Registrant (Parent Company)

(3)	Exhibits: See the exhibit listing set forth below.

Exhibit
Number
2.1	Agreement and Plan of Merger by and among the Company, USAH Merger Sub, Inc., USAuto Holdings, Inc. and the Stockholders of USAuto Holdings, Inc., dated as of December 15, 2003 (incorporated by reference to Exhibit 2.1 of Registration Statement No. 333-111161 on Form S-1, filed December 15, 2003).

3.1	Restated Certificate of Incorporation of First Acceptance Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 3, 2004).

3.2	Second Amended and Restated Bylaws of First Acceptance Corporation (incorporated by reference to Exhibit 3 of the Company’s Current Report on Form 8-K dated November 9, 2007).

4.1	Registration Rights Agreement, dated as of July 1, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 11, 2002).

4.2	Form of certificate representing shares of common stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed December 26, 2002).

10.1	Amended and Restated First Acceptance Corporation 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated November 23, 2009).*

10.2	Nonqualified Stock Option Agreement, dated as of July 9, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated July 11, 2002).*

10.3	Advisory Services Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Edwards Capital LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.4	Nonqualified Stock Option Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.5	Nonqualified Stock Option Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

Exhibit
Number
10.6	Registration Rights Agreement, dated as of April 30, 2004, by and among First Acceptance Corporation, Stephen J. Harrison and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated May 3, 2004).

10.7	Form of Restricted Stock Award Agreement under the Company’s 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 3, 2004).*

10.8	Form of Nonqualified Stock Option Agreement under the Company’s 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 3, 2004).*

10.9	First Acceptance Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Registration Statement No. 333-121551 on Form S-8, filed December 22, 2004).

10.10	Summary of Compensation for Non- Employee Directors and Named Executive Officers.

10.11	Asset Purchase Agreement, dated as of January 12, 2006, by and among First Acceptance Corporation, Acceptance Insurance Agency of Illinois, Inc., Insurance Plus Agency II, Inc., Yale International Insurance Agency, Inc. and Constantine Danos (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 18, 2006).

10.12	Stock Purchase Agreement, dated as of September 13, 2006, by and between First Acceptance Corporation and Edward Pierce (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated September 19, 2006).*

10.13	Nonqualified Stock Option Agreement, dated as of September 13, 2006, by and between First Acceptance Corporation and Edward Pierce (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated September 19, 2006).*

10.14	Nonqualified Stock Option Agreement, dated as of October 9, 2006, by and between First Acceptance Corporation and Kevin P. Cohn (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated October 12, 2006).*

10.15	Form of Restricted Stock Award Agreement of Outside Directors under the Company’s 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated May 10, 2007).*

10.16	Form of Indemnification Agreement between the Company and each of the Company’s directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 10-Q dated May 10, 2007).*

10.17	Junior Subordinated Indenture, dated June 15, 2007, between First Acceptance Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated June 18, 2007).

10.18	Guarantee Agreement, dated June 15, 2007, between First Acceptance Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated June 18, 2007).

10.19	Amended and Restated Trust Agreement, dated June 15, 2007, among First Acceptance Corporation, Wilmington Trust Company and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated June 18, 2007).

Exhibit
Number
10.20	Amended and Restated Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated February 11, 2008).*

10.21	Amended and Restated Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, by and between First Acceptance Corporation and Edward Pierce (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated February 11, 2008).*

10.22	Amended and Restated Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, by and between First Acceptance Corporation and Kevin P. Cohn (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K dated February 11, 2008).*

10.23	Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, by and between First Acceptance Corporation and William R. Pentecost (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K dated February 11, 2008).*

10.24	First Amendment to First Acceptance Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated February 11, 2008).

10.25	Restricted Stock Award Agreement, dated as of March 18, 2008, between First Acceptance Corporation and Edward Pierce (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated March 21, 2008).*

10.26	Form of Restricted Stock Award Agreement between First Acceptance Corporation and Stephen J. Harrison and Edward Pierce (incorporated by reference to Exhibit 99 of the Company’s Current Report on Form 8-K dated October 6, 2008).*

10.27	Stipulation and Agreement of Settlement, made and entered into as of September 10, 2008, by First Acceptance Insurance Company of Georgia, Inc., and its predecessors and affiliates, Village Auto Insurance Company, U.S. Auto Insurance Company, and Transit Auto Club, Inc., and Annette Rush and all other persons similarly situated by and through their undersigned attorneys of record (incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q dated November 10, 2008).

10.28	Stipulation and Agreement of Settlement, dated as of December 5, 2008, by First Acceptance Insurance Company, Inc., and its predecessors and affiliates, USAuto Insurance Company, and Transit Automobile Club, Inc., by and through their attorneys of record, and Margaret Franklin and all other persons similarly situated, by and through their attorneys of record (incorporated by reference to Exhibit 99 of the Company’s Current Report on Form 8-K dated December 11, 2008).

10.29	Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, between First Acceptance Corporation and Daniel L. Walker (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated May 11, 2009).*

10.30	Amended and Restated Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, between First Acceptance Corporation and Keith E. Bornemann (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated May 11, 2009).*

10.31	Option Cancellation and Restricted Award Agreement, made as of November 18, 2009, between First Acceptance Corporation and Keith E. Bornemann (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated November 23, 2009).*

10.32	Option Cancellation and Restricted Award Agreement, made as of November 18, 2009, between First Acceptance Corporation and Kevin P. Cohn (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated November 23, 2009).*

Exhibit
Number
10.33	Option Cancellation and Restricted Award Agreement, made as of November 18, 2009, between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated November 23, 2009).*

10.34	Option Cancellation and Restricted Award Agreement, made as of November 18, 2009, between First Acceptance Corporation and Edward L. Pierce (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K dated November 23, 2009).*

14	First Acceptance Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K dated September 28, 2004).

21	Subsidiaries of First Acceptance Corporation.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION
Date: August 31, 2010	By	/s/ Stephen J. Harrison
Stephen J. Harrison
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen J. Harrison	Chief Executive Officer and Director (Principal Executive Officer)	August 31, 2010
Stephen J. Harrison

/s/ Kevin P. Cohn	Senior Vice President and Chief Financial Officer	August 31, 2010
Kevin P. Cohn	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gerald J. Ford	Chairman of the Board of Directors	August 31, 2010
Gerald J. Ford

/s/ Thomas M. Harrison, Jr.	Director	August 31, 2010
Thomas M. Harrison, Jr.

/s/ Rhodes R. Bobbitt	Director	August 31, 2010
Rhodes R. Bobbitt

/s/ Harvey B. Cash	Director	August 31, 2010
Harvey B. Cash

/s/ Donald J. Edwards	Director	August 31, 2010
Donald J. Edwards

/s/ Tom C. Nichols	Director	August 31, 2010
Tom C. Nichols

/s/ Lyndon L. Olson	Director	August 31, 2010
Lyndon L. Olson

/s/ William A. Shipp, Jr.	Director	August 31, 2010
William A. Shipp, Jr.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
SCHEDULE I. FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
(in thousands)

	June 30,
	2010	2009
Balance Sheets
Assets:
Investment in subsidiaries, at equity in net assets	$206,265	$190,941
Cash and cash equivalents	9,534	3,058
Other assets	3,309	7,035
Amounts due from subsidiaries	—	62

	$219,108	$201,096

Liabilities:
Debentures payable	$41,240	$41,240
Other liabilities	678	—
Stockholders’ equity	177,190	159,856

	$219,108	$201,096

	Year Ended June 30,
	2010	2009	2008
Statements of Operations
Investment income	$119	$124	$180
Equity in income (loss) of subsidiaries, net of tax	13,813	(58,650)	2,805
Expenses	(7,206)	(7,492)	(8,888)

Income (loss) before income taxes	6,726	(66,018)	(5,903)
Provision (benefit) for income taxes	(314)	2,282	11,942

Net income (loss)	$7,040	$(68,300)	$(17,845)

	Year Ended June 30,
	2010	2009	2008
Statements of Cash Flows
Cash flows from operating activities:
Net income (loss)	$7,040	$(68,300)	$(17,845)
Equity in income (loss) of subsidiaries, net of tax	(13,813)	58,650	(2,805)
Stock-based compensation	1,048	2,053	1,507
Deferred income taxes	—	8,927	15,747
Other	(2)	—	—
Change in assets and liabilities	4,488	(5,044)	(2,829)

Net cash used in operating activities	(1,239)	(3,714)	(6,225)

Cash flows from investing activities:
Investment in subsidiary	—	(2,685)	—
Dividend from subsidiary	7,670	10,975	17,609
Improvements to foreclosed real estate	(22)	(138)	(253)

Net cash provided by investing activities	7,648	8,152	17,356

Cash flows from financing activities:
Payments on borrowings	—	(3,913)	(19,147)
Net proceeds from issuance of common stock	67	68	131

Net cash provided by (used in) financing activities	67	(3,845)	(19,016)

Net increase (decrease) in cash and cash equivalents	6,476	593	(7,885)
Cash and cash equivalents, beginning of year	3,058	2,465	10,350

Cash and cash equivalents, end of year	$9,534	$3,058	$2,465