Form 10-Q
period 2010-09-30
FIRST ACCEPTANCE CORP /DE/
filed 2010-11-05
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐                 No ☑
At November 4, 2010, there were 48,509,258 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	June 30,
	2010	2010
	(Unaudited)
ASSETS
Investments, available-for-sale at fair value (amortized cost of $185,048 and $187,907, respectively)	$197,511	$196,550
Cash and cash equivalents	28,871	26,184
Premiums and fees receivable, net of allowance of $436 and $418	44,665	41,276
Other assets	9,519	8,733
Property and equipment, net	3,155	3,524
Deferred acquisition costs	4,053	3,623
Goodwill	70,092	70,092
Identifiable intangible assets	6,360	6,360

TOTAL ASSETS	$364,226	$356,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$71,191	$73,198
Unearned premiums and fees	55,011	52,563
Debentures payable	41,240	41,240
Other liabilities	15,190	12,151

Total liabilities	182,632	179,152

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 48,509 shares issued and outstanding	485	485
Additional paid-in capital	466,023	465,831
Accumulated other comprehensive income	12,463	8,643
Accumulated deficit	(297,377)	(297,769)

Total stockholders’ equity	181,594	177,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$364,226	$356,342

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2010	2009
Revenues:
Premiums earned	$43,934	$48,467
Commission and fee income	7,276	6,954
Investment income	2,137	1,913
Net realized losses on investments, available-for-sale	(224)	(22)

	53,123	57,312

Costs and expenses:
Losses and loss adjustment expenses	32,057	33,153
Insurance operating expenses	18,508	19,570
Other operating expenses	387	273
Litigation settlement	—	(381)
Stock-based compensation	192	383
Depreciation and amortization	476	464
Interest expense	991	989

	52,611	54,451

Income before income taxes	512	2,861
Provision for income taxes	120	101

Net income	$392	$2,760

Net income per share:
Basic and diluted	$0.01	$0.06

Number of shares used to calculate net income per share:
Basic	48,037	47,877

Diluted	48,509	48,308

Reconciliation of net income to comprehensive income:
Net income	$392	$2,760
Net unrealized change in investments	3,820	4,175

Comprehensive income	$4,212	$6,935

Detail of net realized losses on investments, available-for-sale:
Net realized gains on sales	$80	$299
Unrealized losses on investments with other-than-temporary impairment charges	(306)	(321)
Non-credit portion included in comprehensive income	2	—

Other-than-temporary impairment charges recognized in income	(304)	(321)

Net realized losses on investments, available-for-sale	$(224)	$(22)

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$392	$2,760
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	476	464
Stock-based compensation	192	383
Other-than-temporary impairment on investment securities	304	321
Net realized gains on sales of investments	(80)	(299)
Other	96	127
Change in:
Premiums and fees receivable	(3,371)	(324)
Loss and loss adjustment expense reserves	(2,007)	(2,237)
Unearned premiums and fees	2,448	(742)
Litigation settlement	(33)	1,480
Other	1,875	(4,383)

Net cash provided by (used in) operating activities	292	(2,450)

Cash flows from investing activities:
Purchases of investments, available-for-sale	(1,875)	(51,298)
Maturities and paydowns of investments, available-for-sale	3,650	2,452
Sales of investments, available-for-sale	749	11,545
Capital expenditures	(110)	(149)
Other	—	(21)

Net cash provided by (used in) investing activities	2,414	(37,471)

Cash flows from financing activities:
Payments on borrowings	(19)	(9)

Net cash used in financing activities	(19)	(9)

Net increase (decrease) in cash and cash equivalents	2,687	(39,930)
Cash and cash equivalents, beginning of period	26,184	77,201

Cash and cash equivalents, end of period	$28,871	$37,271

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
     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
2. Investments
     Fair Value
     Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company holds available-for-sale investments, which are carried at fair value.
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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following table presents the fair-value measurements for each major category of assets that are measured on a recurring basis (in thousands).

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
September 30, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$29,844	$29,844	$—	$—
State	7,873	—	7,873	—
Political subdivisions	1,845	—	1,845	—
Revenue and assessment	29,718	—	29,718	—
Corporate bonds	80,064	—	80,064	—
Collateralized mortgage obligations:
Agency backed	26,448	—	26,448	—
Non-agency backed — residential	6,553	—	6,553	—
Non-agency backed — commercial	7,069	—	7,069	—
Redeemable preferred stock	176	176	—	—

Total fixed maturities, available-for-sale	189,590	30,020	159,570	—
Investment in mutual fund, available-for-sale	7,921	7,921	—	—

Total investments, available-for-sale	197,511	37,941	159,570	—
Cash and cash equivalents	28,871	28,871	—	—

Total	$226,382	$66,812	$159,570	$—

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
June 30, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$29,499	$29,499	$—	$—
State	7,848	—	7,848	—
Political subdivisions	1,830	—	1,830	—
Revenue and assessment	29,286	—	29,286	—
Corporate bonds	78,803	—	78,803	—
Collateralized mortgage obligations:
Agency backed	28,036	—	28,036	—
Non-agency backed — residential	6,612	—	6,612	—
Non-agency backed — commercial	7,180	—	7,180	—

Total fixed maturities, available-for-sale	189,094	29,499	159,595	—
Investment in mutual fund, available-for-sale	7,456	7,456	—	—

Total investments, available-for-sale	196,550	36,955	159,595	—
Cash and cash equivalents	26,184	26,184	—	—

Total	$222,734	$63,139	$159,595	$—

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. There were no transfers between Level 1 and Level 2 for the three months ended September 30, 2010 and 2009. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The Company has not made any adjustments to the prices obtained from the independent pricing sources.
     The Company has reviewed the pricing techniques and methodologies of the independent pricing sources and believes that their policies adequately consider market activity, either based on specific transactions for the security valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. The Company monitored security-specific valuation trends and discussed material changes or the absence of expected changes with the pricing source to understand the underlying factors and inputs and to validate the reasonableness of the pricing.
     Based on the above categorization, there were no Level 3 classified security valuations at June 30, 2010 and September 30, 2010. The following table represents the quantitative disclosure for those assets classified as Level 3 during the three months ended September 30, 2009 (in thousands).

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	Collateralized mortgage obligations
	Non-agency	Non-agency
	backed —	backed —
Three Months Ended September 30, 2009:	residential	commercial	Total
Balance at July 1, 2009	$1,930	$707	$2,637
Total gains or losses (realized or unrealized):
Included in net income	22	—	22
Included in other comprehensive income	182	81	263
Sales	(2)	—	(2)
Transfers into Level 3	2,390	—	2,390
Transfers out of Level 3	(1,228)	(788)	(2,016)

Balance at September 30, 2009	$3,294	$—	$3,294

     Investment Income and Net Realized Gains and Losses
     The major categories of investment income follow (in thousands).

	Three Months Ended
	September 30,
	2010	2009
Fixed maturities, available-for-sale	$2,124	$2,029
Investment in mutual fund, available-for-sale	145	—
Cash and cash equivalents	4	19
Other	29	29
Investment expenses	(165)	(164)

	$2,137	$1,913

     FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The components of net realized losses on investments, available-for-sale are as follows (in thousands).

	Three Months Ended
	September 30,
	2010	2009
Gains	$81	$303
Losses	(1)	(4)
Other-than-temporary impairment	(304)	(321)

	$(224)	$(22)

     Realized gains and losses on sales of securities are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) charges is included in other comprehensive income. At September 30, 2010, the amounts of such charges taken for securities still owned was $0.4 million for non-agency backed residential collateralized mortgage obligations (“CMOs”). At June 30, 2010, the amount of such charges taken for securities still owned was $0.6 million for non-agency backed residential CMOs and $0.3 million for non-agency backed commercial CMOs.
     Investments, Available-for-Sale
     The following tables summarize the Company’s investment securities (in thousands).

	Amortized	Gross Unrealized	Gross Unrealized	Fair
September 30, 2010	Cost	Gains	Losses	Value
U.S. government and agencies	$28,246	$1,598	$—	$29,844
State	7,437	436	—	7,873
Political subdivisions	1,793	52	—	1,845
Revenue and assessment	27,980	1,754	(16)	29,718
Corporate bonds	73,667	6,553	(156)	80,064
Collateralized mortgage obligations:
Agency backed	24,655	1,793	—	26,448
Non-agency backed — residential	6,720	187	(354)	6,553
Non-agency backed — commercial	6,874	243	(48)	7,069
Redeemable preferred stock	176	—	—	176

Total fixed maturities, available-for-sale	177,548	12,616	(574)	189,590
Investment in mutual fund, available-for-sale	7,500	421	—	7,921

	$185,048	$13,037	$(574)	$197,511

	Amortized	Gross Unrealized	Gross Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value
U.S. government and agencies	$28,263	$1,236	$—	$29,499
State	7,461	387	—	7,848
Political subdivisions	1,792	52	(14)	1,830
Revenue and assessment	28,209	1,217	(140)	29,286
Corporate bonds	73,868	5,181	(246)	78,803
Collateralized mortgage obligations:
Agency backed	26,262	1,774	—	28,036
Non-agency backed — residential	7,189	56	(633)	6,612
Non-agency backed — commercial	7,363	158	(341)	7,180

Total fixed maturities, available-for-sale	180,407	10,061	(1,374)	189,094
Investment in mutual fund, available-for-sale	7,500	—	(44)	7,456

	$187,907	$10,061	$(1,418)	$196,550

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following tables set forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities with No	All
	Securities with	Securities with	Unrealized Gains or	Fixed Maturity
September 30, 2010	Unrealized Gains	Unrealized Losses	Losses	Securities
One year or less	$12,403	$—	$—	$12,403
After one through five years	79,085	150	—	79,235
After five through ten years	40,895	—	—	40,895
After ten years	14,211	2,776	—	16,987
No single maturity date	36,533	3,194	343	40,070

	$183,127	$6,120	$343	$189,590

			Securities with No	All
	Securities with	Securities with	Unrealized Gains or	Fixed Maturity
June 30, 2010	Unrealized Gains	Unrealized Losses	Losses	Securities
One year or less	$9,137	$—	$—	$9,137
After one through five years	82,250	642	—	82,892
After five through ten years	39,567	—	—	39,567
After ten years	8,607	7,063	—	15,670
No single maturity date	33,676	8,085	67	41,828

	$173,237	$15,790	$67	$189,094

     The following table reflects the number of securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than or equal	Greater than 12	Gross Unrealized
At:	to 12 months	months	Gains
September 30, 2010	3	7	164
June 30, 2010	6	18	153

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

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at September 30, 2010:	Securities	Value	Losses
Less than 10%	4	$4,146	$(222)
Greater than 10%	3	887	(330)

	7	$5,033	$(552)

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at June 30, 2010:	Securities	Value	Losses
Less than 10%	11	$7,931	$(276)
Greater than 10%	7	3,366	(965)

	18	$11,297	$(1,241)

     The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of
	Securities with		Severity of Gross Unrealized Losses
Length of	Gross	Gross			Greater
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	than
at September 30, 2010:	Losses	Losses	than 5%	10%	10%
Less than or equal to:
Three months	$937	$(17)	$(17)	$—	$—
Six months	1	(2)	—	—	(2)
Nine months	—	—	—	—	—
Twelve months	149	(3)	(3)	—	—
Greater than twelve months	5,033	(552)	(19)	(203)	(330)

Total	$6,120	$(574)	$(39)	$(203)	$(332)

	Fair Value of
	Securities with		Severity of Gross Unrealized Losses
Length of	Gross	Gross			Greater
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	than
at June 30, 2010:	Losses	Losses	than 5%	10%	10%
Less than or equal to:
Three months	$11,291	$(170)	$(145)	$(25)	$—
Six months	—	—	—	—	—
Nine months	152	(2)	(2)	—	—
Twelve months	505	(5)	(5)	—	—
Greater than twelve months	11,297	(1,241)	(153)	(123)	(965)

Total	$23,245	$(1,418)	$(305)	$(148)	$(965)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Other-Than-Temporary Impairment
     In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments (“FASB ASC 320-10-65”), the Company separates OTTI into the following two components: (i) the amount related to credit losses, which is recognized in the consolidated statement of operations and (ii) the amount related to all other factors, which is recorded in other comprehensive income. The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge.
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
     The number and amount of securities for which the Company has recognized OTTI charges in net income are presented in the following tables (in thousands, except for the number of securities).

	Three Months Ended September 30,
	2010		2009
	Number		Number
	of		of
	Securities	OTTI	Securities	OTTI
Collateralized mortgage obligations:
Non-agency backed — residential	4	$(36)	3	$(321)
Non-agency backed — commercial	3	(270)	—	—

	7	(306)	3	(321)
Portion of loss recognized in accumulated other comprehensive income		2		—

Net OTTI recognized in net income		$(304)		$(321)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Since the adoption of FASB ASC 320-10-65, the following is a progression of the credit-related portion of OTTI on investments owned at September 30, 2010 and 2009 (in thousands).

	Three Months Ended
	September 30,
	2010	2009
Beginning balance	$(3,301)	$(2,870)
Additional credit impairments on:
Previously impaired securities	(304)	(49)
Securities without previous impairments	—	(272)

	(304)	(321)
Reductions for securities sold	—	552

	$(3,605)	$(2,639)

     On a quarterly basis, the Company reviews cash flow estimates for certain non-agency backed CMOs of lesser credit quality following the guidance of FASB ASC 325-40-65, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FASB ASC 325-40-65”). Accordingly, when changes in estimated cash flows from the cash flows previously estimated occur due to actual or estimated prepayment or credit loss experience, and the present value of the revised cash flows is less than the present value previously estimated, OTTI is deemed to have occurred. For non-agency backed CMOs not subject to FASB ASC 325-40-65, the Company reviews quarterly projected cash flow analyses and recognizes OTTI when it determines that a loss is probable. The Company has recognized OTTI related to certain non-agency backed CMOs as the underlying cash flows have been adversely impacted due to a reduction in prepayments from mortgage refinancing and an increase in actual and projected delinquencies in the underlying mortgages.
     The Company’s review of non-agency backed CMOs included an analysis of available information such as collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position in their respective capital structures, and credit ratings from statistical rating agencies. The Company reviews quarterly projected cash flow analyses for each security utilizing current assumptions regarding (i) actual and anticipated delinquencies, (ii) delinquency transition-to-default rates and (iii) loss severities. Based on its quarterly reviews, the Company determined that there had not been an adverse change in projected cash flows, except in the case of those securities for which OTTI charges have been recorded. The Company believes that the unrealized losses on the remaining securities for which OTTI charges have not been recorded are not necessarily predictive of the ultimate performance of the underlying collateral. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.
     The Company believes that the remaining securities having unrealized losses at September 30, 2010 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data).

	Three Months Ended
	September 30,
	2010	2009
Net income	$392	$2,760

Weighted average common basic shares	48,037	47,877
Effect of dilutive securities	472	431

Weighted average common dilutive shares	48,509	48,308

Basic and diluted net income per share	$0.01	$0.06

     For the three months ended September 30, 2010 and 2009, the computations of diluted net income per share include shares of unvested restricted common stock of 0.5 million and 0.4 million, respectively. Options to purchase approximately 4.6 million shares and 5.3 million shares for the three months ended September 30, 2010 and 2009, respectively, were not included in the computation of diluted net income per share as their exercise prices were in excess of the average stock prices for the periods presented.
4. Income Taxes
     The provision for income taxes consisted of the following (in thousands).

	Three Months Ended
	September 30,
	2010	2009
Federal:
Current	$—	$—
Deferred	—	—

	—	—
State:
Current	120	101
Deferred	—	—

	120	101

	$120	$101

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The provision for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income before income taxes as a result of the following (in thousands).

	Three Months Ended
	September 30,
	2010	2009
Provision for income taxes at statutory rate	$179	$1,001
Tax effect of:
Tax-exempt investment income	(4)	(4)
Change in the beginning of the year balance of the valuation allowance for deferred tax assets allocated to income taxes	(180)	(1,000)
Restricted stock	1	—
State income taxes, net of federal income tax benefit and valuation allowance	120	101
Other	4	3

	$120	$101

     The Company had a valuation allowance of $15.5 million and $16.9 million at September 30, 2010 and June 30, 2010, respectively, to reduce deferred tax assets to the amount that is more likely than not to be realized, which included all net deferred tax assets at September 30, 2010 and June 30, 2010. The change in the total valuation allowance for the three months ended September 30, 2010 was a decrease of $1.4 million. For the three months ended September 30, 2010, the change in the valuation allowance primarily included the unrealized change on investments of $1.3 million included in other comprehensive income.
     In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its deferred tax assets, management considered both positive and negative evidence. The Company placed greater weight on historical results than on the Company’s outlook for future profitability and established a deferred tax valuation allowance against all net deferred tax assets at September 30, 2010 and June 30, 2010. The deferred tax valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, the Company would record an income tax benefit for the adjustment.
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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The Company’s evaluation includes multiple assumptions, including estimated discounted cash flows and other estimates that may change over time. If future discounted cash flows become less than those projected by the Company, impairment charges may become necessary that could have a materially adverse impact on the Company’s results of operations and financial condition. As quoted market prices in active stock markets are relevant evidence of fair value, a significant decline in the Company’s common stock trading price may indicate an impairment of goodwill.
6. Fair Value of Financial Instruments
     The carrying values and fair values of certain of the Company’s financial instruments at September 30, 2010 and June 30, 2010 were as follows (in thousands).

	September 30, 2010		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Investments, available-for-sale	$197,511	$197,511	$196,550	$196,550
Cash and cash equivalents	28,871	28,871	26,184	26,184
Premiums and fees receivable, net	44,665	44,665	41,276	41,276
Liabilities:
Debentures payable	41,240	19,104	41,240	19,701
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
     The following table presents selected financial data by business segment (in thousands).

	Three Months Ended
	September 30,
	2010	2009
Revenues:
Insurance	$53,093	$57,283
Real estate and corporate	30	29

Consolidated total	$53,123	$57,312

Income (loss) before income taxes:
Insurance	$2,051	$4,476
Real estate and corporate	(1,539)	(1,615)

Consolidated total	$512	$2,861

	September 30,	June 30,
	2010	2010
Total assets:
Insurance	$351,036	$343,499
Real estate and corporate	13,190	12,843

Consolidated total	$364,226	$356,342

8. Recent Accounting Pronouncements
     In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (Topic 810) (“FASB ASU No. 2009-17”), which amends FASB ASC 810-10, Variable Interest Entities. FASB ASU No. 2009-17 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The Company adopted the provisions of FASB ASU No. 2009-17 in the quarter ended September 30, 2010. The adoption did not have an impact on the Company’s results of operations or financial condition.
     In October 2010, the FASB issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force) (Topic 944) (“FASB ASU No. 2010-26”), which amends FASB ASC 944-340, Other Assets and Deferred Costs. FASB ASU No. 2010-26 clarifies what costs should be deferred by insurance companies when issuing or renewing insurance contracts. FASB ASU 2010-26 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The Company is currently evaluating the impact that the adoption of FASB ASU 2010-26 will have on future consolidated financial statements.

FIRST ACCEPTANCE CORPORATION 10-Q
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. The following discussion should be read in conjunction with our consolidated financial statements included with this report and our consolidated financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended June 30, 2010 included in our Annual Report on Form 10-K.
General
     At September 30, 2010, we leased and operated 393 retail locations (or “stores”) staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In certain states, our employee-agents also sell other complementary insurance products underwritten by us. At September 30, 2010, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business — General” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 for additional information with respect to our business.
     The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended
	September 30,
	2010	2009
Retail locations — beginning of period	394	418
Opened	—	—
Closed	(1)	(3)

Retail locations — end of period	393	415

     The following tables show the number of our retail locations by state.

	September 30,		June 30,
	2010	2009	2010	2009
Alabama	25	25	25	25
Florida	31	36	31	39
Georgia	60	61	60	61
Illinois	74	78	74	78
Indiana	17	18	17	18
Mississippi	8	8	8	8
Missouri	12	12	12	12
Ohio	27	27	27	27
Pennsylvania	16	17	16	17
South Carolina	26	27	26	27
Tennessee	19	20	19	20
Texas	78	86	79	86

Total	393	415	394	418

FIRST ACCEPTANCE CORPORATION 10-Q
Consolidated Results of Operations
Overview
     Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses. Our insurance operations generate revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:
•	premiums earned, including policy and renewal fees, from sales of policies written and assumed by our insurance company subsidiaries;

•	commission and fee income, including installment billing fees on policies written, agency fees and commissions and fees for other ancillary products and services; and

•	investment income earned on the invested assets of the insurance company subsidiaries.
     The following table presents premiums earned by state (in thousands).

	Three Months Ended
	September 30,
	2010	2009
Premiums earned:
Georgia	$9,591	$10,902
Texas	5,910	5,912
Illinois	5,806	6,331
Florida	4,818	5,261
Alabama	4,386	5,210
Ohio	3,224	2,952
Tennessee	2,714	3,104
South Carolina	2,500	3,138
Pennsylvania	2,416	2,819
Indiana	1,145	1,221
Missouri	738	827
Mississippi	686	790

Total premiums earned	$43,934	$48,467

     The following table presents the change in the total number of policies in force for the insurance operations. Policies in force increase as a result of new policies issued and decrease as a result of policies that are canceled or expire and are not renewed.

	Three Months Ended
	September 30,
	2010	2009
Policies in force — beginning of period	154,655	158,222
Net decrease during period	(4,480)	(5,356)

Policies in force — end of period	150,175	152,866

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
     The following table presents the loss, expense and combined ratios for our insurance operations.

	Three Months Ended
	September 30,
	2010	2009
Loss and loss adjustment expense	73.0%	68.4%
Expense	25.5%	26.0%

Combined	98.5%	94.4%

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
     Our consolidated investment portfolio was $197.5 million at September 30, 2010 and consisted of fixed maturity securities and an investment in a mutual fund, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At September 30, 2010, we had gross unrealized gains of $13.0 million and gross unrealized losses of $0.6 million.
     At September 30, 2010, 95.2% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized rating organizations. The average credit rating of our fixed maturity portfolio was AA- at September 30, 2010. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
     Investments in CMOs had a fair value of $40.1 million at September 30, 2010 and represented 20% of our fixed maturity portfolio. At September 30, 2010, 88% of our CMOs were considered investment grade by nationally recognized rating agencies. In addition, 81% of our CMOs were rated AAA and 66% of our CMOs were backed by agencies of the United States government. Of the non-agency backed CMOs, 43% were rated AAA.

FIRST ACCEPTANCE CORPORATION 10-Q
     The following table summarizes our investment securities at September 30, 2010 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2010	Cost	Gains	Losses	Value
U.S. government and agencies	$28,246	$1,598	$—	$29,844
State	7,437	436	—	7,873
Political subdivisions	1,793	52	—	1,845
Revenue and assessment	27,980	1,754	(16)	29,718
Corporate bonds	73,667	6,553	(156)	80,064
Collateralized mortgage obligations:
Agency backed	24,655	1,793	—	26,448
Non-agency backed — residential	6,720	187	(354)	6,553
Non-agency backed — commercial	6,874	243	(48)	7,069
Redeemable preferred stock	176	—	—	176

Total fixed maturities, available-for-sale	177,548	12,616	(574)	189,590
Investment in mutual fund, available-for-sale	7,500	421	—	7,921

	$185,048	$13,037	$(574)	$197,511

     The following table sets forth the scheduled maturities of our fixed maturity securities at September 30, 2010 based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
	Gains	Losses	Losses	Securities
One year or less	$12,403	$—	$—	$12,403
After one through five years	79,085	150	—	79,235
After five through ten years	40,895	—	—	40,895
After ten years	14,211	2,776	—	16,987
No single maturity date	36,533	3,194	343	40,070

	$183,127	$6,120	$343	$189,590

     Other-Than-Temporary Impairment
     In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, we separate other-than-temporary impairment (“OTTI”) into the following two components: (i) the amount related to credit losses, which is recognized in the consolidated statement of operations and (ii) the amount related to all other factors, which is recorded in other comprehensive income. The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge.
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
     On a quarterly basis, we review cash flow estimates for certain non-agency backed CMOs of lesser credit quality following the guidance of FASB ASC 325-40-65, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FASB ASC 325-40-65”). Accordingly, when changes in estimated cash flows from the cash flows previously estimated occur due to actual or estimated prepayment or credit loss experience, and the present value of the revised cash flows is less than the present value previously estimated, OTTI is deemed to have occurred. For non-agency backed CMOs not subject to FASB ASC 325-40-65, we review quarterly projected cash flow analyses and recognize OTTI when it is determined that a loss is probable. We have recognized OTTI related to certain non-agency backed CMOs as the underlying cash flows have been adversely impacted due to a reduction in prepayments from mortgage refinancing and an increase in actual and projected delinquencies in the underlying mortgages.
     Our review of non-agency backed CMOs included an analysis of available information such as collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position in their respective capital structures and credit ratings from statistical rating agencies. We review quarterly projected cash flow analyses for each security utilizing current assumptions regarding (i) actual and anticipated delinquencies, (ii) delinquency transition-to-default rates and (iii) loss severities. Based on our quarterly reviews, we determined that there had not been an adverse change in projected cash flows, except in the case of those securities discussed in Note 2 to our consolidated financial statements which incurred OTTI charges of $0.3 million for both the three months ended September 30, 2010 and 2009. We believe that the unrealized losses on the remaining securities are not necessarily predictive of the ultimate performance of the underlying collateral. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.
     We believe that the remaining securities having unrealized losses at September 30, 2010 were not other-than-temporarily impaired. We also do not intend to sell any of these securities and it is more likely than not that we will not be required to sell any of these securities before the recovery of their amortized cost basis.
Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009
     Consolidated Results
     Revenues for the three months ended September 30, 2010 decreased 7% to $53.1 million from $57.3 million in the same period in the prior year. Income before income taxes for the three months ended September 30, 2010 was $0.5 million, compared with $2.9 million for the three months ended September 30, 2009. Net income for the three months ended September 30, 2010 was $0.4 million, compared with $2.8 million for the three months ended September 30, 2009. Basic and diluted net income per share was $0.01 for the three months ended September 30, 2010, compared with $0.06 for the three months ended September 30, 2009.
     Insurance Operations
     Revenues from insurance operations were $53.1 million for the three months ended September 30, 2010, compared with $57.3 million for the three months ended September 30, 2009. Income before income taxes from insurance operations for the three months ended September 30, 2010 was $2.1 million, compared with income before income taxes from insurance operations of $4.5 million for the three months ended September 30, 2009.
     Premiums Earned
     Premiums earned decreased by $4.5 million, or 9%, to $43.9 million for the three months ended September 30, 2010, from $48.5 million for the three months ended September 30, 2009. The decrease in premiums earned was primarily due to the continued weak economic conditions, which have caused both a decline in the number of policies written, as well as an increase in the percentage of our customers purchasing liability-only coverage.

FIRST ACCEPTANCE CORPORATION 10-Q
The closure of underperforming stores also contributed toward the decrease in policies written and premiums earned. Approximately 73% of the $4.5 million decline in premiums earned for the three months ended September 30, 2010 was in our Alabama, Georgia, Illinois and South Carolina markets.
     The number of insured policies in force at September 30, 2010 decreased 2% over the same date in 2009 from 152,866 to 150,175, due to the factors noted above. At September 30, 2010, we operated 393 stores, compared with 415 stores at September 30, 2009.
     Commission and Fee Income
     Commission and fee income increased 5% to $7.3 million for the three months ended September 30, 2010, from $7.0 million for the three months ended September 30, 2009. The increase in commission and fee income was a result of higher fee income related to commissionable ancillary products sold through our retail locations offset by the decrease in the number of policies in force.
     Investment Income
     Investment income increased to $2.1 million during the three months ended September 30, 2010 from $1.9 million during the three months ended September 30, 2009. The increase in investment income was primarily a result of the higher yield obtained on the investment in mutual fund. At September 30, 2010 and 2009, the tax-equivalent book yields for our portfolio were 4.4% and 4.1%, respectively, with effective durations of 3.05 and 3.22 years, respectively.
     Net realized losses on investments, available-for-sale
     Net realized losses on investments, available-for-sale during the three months ended September 30, 2010 included $0.1 million in net realized gains on sales and $0.3 million of charges related to OTTI on certain non-agency backed CMOs. Net realized losses on investments, available-for-sale during the three months ended September 30, 2009 included $0.3 million in net realized gains on sales and $0.3 million of charges related to OTTI on certain non-agency backed CMOs.
     Loss and Loss Adjustment Expenses
     The loss and loss adjustment expense ratio was 73.0% for the three months ended September 30, 2010, compared with 68.4% for the three months ended September 30, 2009. We experienced favorable development related to prior periods of $2.1 million for the three months ended September 30, 2010, compared with favorable development of $3.7 million for the three months ended September 30, 2009. The favorable development for the three months ended September 30, 2010 was primarily due to lower than anticipated severity of accidents, of which approximately $1.2 million related to losses occurring during the first six months of the 2010 calendar accident year and $0.9 million related to calendar accident years 2009 or prior.
     Excluding the favorable development related to prior periods, the loss and loss adjustment expense ratios for the three months ended September 30, 2010 and 2009 were 77.7% and 75.9%, respectively. This increase is due to higher loss adjustment expense resulting from (i) the increase in the percentage of claims related to liability-only coverage policies and (ii) increased investigative efforts with regards to Personal Injury Protection claims in Florida.
     Operating Expenses
     Insurance operating expenses decreased 5% to $18.5 million for the three months ended September 30, 2010 from $19.6 million for the three months ended September 30, 2009. The decrease was primarily a result of a reduction in costs (such as employee-agent commissions and premium taxes) that varied along with the decrease in premiums earned as well as savings realized from the closure of underperforming stores.
     The expense ratio decreased from 26.0% for the three months ended September 30, 2009 to 25.5% for the same period in the current fiscal year. The year-over-year decrease in the expense ratio was due to the reduction in fixed costs and savings realized from the closure of underperforming stores noted above.

FIRST ACCEPTANCE CORPORATION 10-Q
     Overall, the combined ratio increased to 98.5% for the three months ended September 30, 2010 from 94.4% for the three months ended September 30, 2009.
     Provision for Income Taxes
     The provision for income taxes for both the three months ended September 30, 2010 and 2009 was $0.1 million and related to current state income taxes for certain subsidiaries with taxable income. At September 30, 2010 and 2009, we established a full valuation allowance against all net deferred tax assets. In assessing our ability to support the realizability of our deferred tax assets, we considered both positive and negative evidence. We placed greater weight on historical results than on our outlook for future profitability. The deferred tax valuation allowance may be adjusted in future periods if we determine that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, we would record an income tax benefit for the adjustment.
     Real Estate and Corporate
     Loss before income taxes from real estate and corporate operations for the three months ended September 30, 2010 was $1.5 million, compared with a loss before income taxes from real estate and corporate operations of $1.6 million for the three months ended September 30, 2009. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $1.0 million of interest expense during both the three months ended September 30, 2010 and 2009 related to the debentures issued in June 2007.
Liquidity and Capital Resources
     Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash provided by operating activities for the three months ended September 30, 2010 was $0.3 million compared with net cash used in operating activities of $2.5 million for the same period in the prior fiscal year. Net cash used in operating activities for the three months ended September 30, 2009 was primarily the result of a decrease in cash collected from premiums written. Net cash provided by investing activities for the three months ended September 30, 2010 was $2.4 million compared with net cash used in investing activities of $37.5 million for the same period in the prior fiscal year. The three months ended September 30, 2010 included net reductions in our investment portfolio of $2.5 million, while the same period in the prior fiscal year included net additions to our investment portfolio of $37.3 million. The net reductions in the current fiscal year were primarily a result of increased maturities and paydowns. The net additions in the prior fiscal year were primarily the result of the reinvestment of the proceeds from sales in the prior fiscal year of investments to generate taxable income to utilize expiring net operating losses.
     Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary sources of unrestricted cash to meet its obligations are dividends from our insurance company subsidiaries and the sale of ancillary products to our insureds. The holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At September 30, 2010, we had $10.4 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.
     The holding company has debt service requirements related to the debentures payable. The debentures are interest-only and mature in full in July 2037. Interest is fixed annually through July 2012 at $3.9 million. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which time the rate becomes variable (LIBOR plus 375 basis points).

FIRST ACCEPTANCE CORPORATION 10-Q
     State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. Based on our earned surplus at September 30, 2010, we believe that we have total dividend capacity for the next twelve months of approximately $18 million, of which approximately $6 million is subject to regulatory approval.
     The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis, the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis, an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. Based on our current forecast for our insurance company subsidiaries, we anticipate that our risk-based capital levels will be adequate and that our ratio of net premiums written to statutory capital and surplus will not exceed 2-to-1 for the reasonably foreseeable future. We therefore believe that our insurance company subsidiaries have sufficient statutory capital and surplus available to support their net premium writings in this time frame.
     We currently employ a cash management practice in which all cash balances in excess of federally-insured limits are “swept” overnight into a money market fund. We also only utilize money market funds that invest solely in U.S. government and agency securities.
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
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2010 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
Off-Balance Sheet Arrangements
     We have not entered into any new off-balance sheet arrangements since June 30, 2010. For information with respect to our off-balance sheet arrangements at June 30, 2010, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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
     We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
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

FIRST ACCEPTANCE CORPORATION 10-Q
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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$195,966	$192,764	$189,590	$186,387	$183,166	$176,845

     The following table provides information about our fixed maturity investments at September 30, 2010 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and OTTI) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

			Securities with No
	Securities with	Securities with	Unrealized Gains or
Year Ended June 30,	Unrealized Gains	Unrealized Losses	Losses	Amount
2011	$16,314	$113	$—	$16,427
2012	21,146	343	—	21,489
2013	27,263	326	—	27,589
2014	26,143	483	—	26,626
2015	22,181	444	—	22,625
Thereafter	57,646	4,670	—	62,316

Total	$170,693	$6,379	$—	$177,072

Fair value	$183,127	$6,120	$343	$189,590

     On June 15, 2007, our trust entity, First Acceptance Statutory Trust I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points).
Credit Risk
     Credit risk is managed by diversifying the portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The largest investment in any one investment, excluding U.S. government and agency securities, is the $7.9 million investment in a single mutual fund, or 4% of the investment portfolio. The top five investments make up 15% of the investment portfolio. The average credit quality rating for our fixed maturity portfolio was AA- at September 30, 2010. There are no fixed maturities in the portfolio that have not produced investment income during the previous twelve months.

FIRST ACCEPTANCE CORPORATION 10-Q
     The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized securities rating organizations at September 30, 2010 (in thousands).

	Amortized		Fair
Comparable Rating	Cost	% of Amortized Cost	Value	% of Fair Value
AAA	$70,942	40.0%	$75,358	39.7%
AA+, AA, AA-	36,155	20.4%	39,200	20.7%
A+, A, A-	50,339	28.3%	54,215	28.6%
BBB+, BBB, BBB-	11,079	6.2%	11,748	6.2%

Total investment grade	168,515	94.9%	180,521	95.2%

Not rated	3,876	2.2%	4,073	2.1%

BB+, BB, BB-	1,836	1.0%	1,875	1.0%
B+, B, B-	974	0.6%	981	0.5%
CCC+, CCC, CCC-	943	0.5%	979	0.5%
CC+, CC, CC-	1,075	0.6%	843	0.5%
C+, C, C-	329	0.2%	318	0.2%

Total non-investment grade	5,157	2.9%	4,996	2.7%

Total	$177,548	100.0%	$189,590	100.0%

     The mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these increasing delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant declines in fair value. At September 30, 2010, our fixed maturity portfolio included three CMOs having sub-prime exposure with a fair value of $0.9 million and no exposure to Alt-A investments.
     Our investment portfolio consists of $39.4 million of municipal bonds, of which $24.8 million are insured. Of the insured bonds, 70% are insured with MBIA, 13% with AMBAC and 17% with XL Capital. These securities are paying their principal and periodic interest timely.
     The following table presents the underlying ratings at September 30, 2010, represented by the lower of either Standard and Poor’s, Fitch’s, or Moody’s ratings, of the municipal bond portfolio (in thousands).

	Insured		Uninsured		Total
	Fair	% of Fair	Fair	% of Fair	Fair	% of
	Value	Value	Value	Value	Value	Fair Value
AAA	$—	—	$4,784	33%	$4,784	12%
AA+, AA, AA-	11,687	47%	5,606	38%	17,293	44%
A+, A, A-	11,419	46%	4,279	29%	15,698	40%
BBB+, BBB, BBB-	1,661	7%	—	—	1,661	4%

Total	$24,767	100%	$14,669	100%	$39,436	100%

FIRST ACCEPTANCE CORPORATION 10-Q

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of September 30, 2010. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

FIRST ACCEPTANCE CORPORATION
November 5, 2010	By:	/s/ Kevin P. Cohn
Kevin P. Cohn
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)