Form 10-Q
period 2010-12-31
FIRST ACCEPTANCE CORP /DE/
filed 2011-02-07
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
At February 7, 2011, there were 48,532,033 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2010

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,	June 30,
	2010	2010
	(Unaudited)
ASSETS
Investments, available-for-sale at fair value (amortized cost of $181,097 and $187,907, respectively)	$190,022	$196,550
Cash and cash equivalents	29,078	26,184
Premiums and fees receivable, net of allowance of $369 and $418	39,469	41,276
Other assets	8,938	8,733
Property and equipment, net	2,860	3,524
Deferred acquisition costs	3,641	3,623
Goodwill	70,092	70,092
Identifiable intangible assets	6,360	6,360

TOTAL ASSETS	$350,460	$356,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$70,295	$73,198
Unearned premiums and fees	49,566	52,563
Debentures payable	41,240	41,240
Other liabilities	13,189	12,151

Total liabilities	174,290	179,152

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 48,532 and 48,509 shares issued and outstanding, respectively	485	485
Additional paid-in capital	466,227	465,831
Accumulated other comprehensive income	8,925	8,643
Accumulated deficit	(299,467)	(297,769)

Total stockholders’ equity	176,170	177,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$350,460	$356,342

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues:
Premiums earned	$42,520	$45,199	$86,454	$93,666
Commission and fee income	7,065	6,966	14,341	13,920
Investment income	2,124	2,033	4,261	3,946
Net realized losses on investments, available-for-sale	(32)	(423)	(256)	(445)

	51,677	53,775	104,800	111,087

Costs and expenses:
Losses and loss adjustment expenses	33,338	29,871	65,395	63,024
Insurance operating expenses	18,393	19,711	36,901	39,281
Other operating expenses	291	750	678	1,023
Litigation settlement	(5)	102	(5)	(279)
Stock-based compensation	173	272	365	655
Depreciation and amortization	465	500	941	964
Interest expense	991	992	1,982	1,981

	53,646	52,198	106,257	106,649

Income (loss) before income taxes	(1,969)	1,577	(1,457)	4,438
Provision for income taxes	121	102	241	203

Net income (loss)	$(2,090)	$1,475	$(1,698)	$4,235

Net income (loss) per share:
Basic and diluted	$(0.04)	$0.03	$(0.04)	$0.09

Number of shares used to calculate net income (loss) per share:
Basic	48,138	47,960	48,087	47,919

Diluted	48,138	48,387	48,087	48,348

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$(2,090)	$1,475	$(1,698)	$4,235
Net unrealized change in investments	(3,538)	(627)	282	3,548

Comprehensive income (loss)	$(5,628)	$848	$(1,416)	$7,783

Detail of net realized losses on investments, available-for-sale:
Net realized gains on sales	$—	$15	$80	$314
Unrealized losses on investments with other-than-temporary impairment charges	(32)	(1,128)	(338)	(1,449)
Non-credit portion included in comprehensive income (loss)	—	690	2	690

Other-than-temporary impairment charges recognized in income (loss)	(32)	(438)	(336)	(759)

Net realized losses on investments, available-for-sale	$(32)	$(423)	$(256)	$(445)

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(1,698)	$4,235
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	941	964
Stock-based compensation	365	655
Other-than-temporary impairment on investment securities	336	759
Net realized gains on sales of investments	(80)	(314)
Other	293	789
Change in:
Premiums and fees receivable	1,758	5,566
Loss and loss adjustment expense reserves	(2,903)	(6,427)
Unearned premiums and fees	(2,997)	(7,190)
Litigation settlement	(39)	669
Other	893	(3,903)

Net cash used in operating activities	(3,131)	(4,197)

Cash flows from investing activities:
Purchases of investments, available-for-sale	(1,913)	(61,439)
Maturities and paydowns of investments, available-for-sale	8,225	6,704
Sales of investments, available-for-sale	—	11,566
Capital expenditures	(280)	(592)
Other	—	(21)

Net cash provided by (used in) investing activities	6,032	(43,782)

Cash flows from financing activities:
Payments on borrowings	(39)	(28)
Net proceeds from issuance of common stock	32	33

Net cash provided by (used in) financing activities	(7)	5

Net increase (decrease) in cash and cash equivalents	2,894	(47,974)
Cash and cash equivalents, beginning of period	26,184	77,201

Cash and cash equivalents, end of period	$29,078	$29,227

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

		Fair Value Measurements Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$29,405	$29,405	$—	$—
State	7,745	—	7,745	—
Political subdivisions	1,651	—	1,651	—
Revenue and assessment	28,059	—	28,059	—
Corporate bonds	77,621	—	77,621	—
Collateralized mortgage obligations:
Agency backed	24,398	—	24,398	—
Non-agency backed — residential	5,981	—	5,981	—
Non-agency backed — commercial	7,039	—	7,039	—
Redeemable preferred stock	176	176	—	—

Total fixed maturities, available-for-sale	182,075	29,581	152,494	—
Investment in mutual fund, available-for-sale	7,947	7,947	—	—

Total investments, available-for-sale	190,022	37,528	152,494	—
Cash and cash equivalents	29,078	29,078	—	—

Total	$219,100	$66,606	$152,494	$—

		Fair Value Measurements Using
		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
June 30, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$29,499	$29,499	$—	$—
State	7,848	—	7,848	—
Political subdivisions	1,830	—	1,830	—
Revenue and assessment	29,286	—	29,286	—
Corporate bonds	78,803	—	78,803	—
Collateralized mortgage obligations:
Agency backed	28,036	—	28,036	—
Non-agency backed — residential	6,612	—	6,612	—
Non-agency backed — commercial	7,180	—	7,180	—

Total fixed maturities, available-for-sale	189,094	29,499	159,595	—
Investment in mutual fund, available-for-sale	7,456	7,456	—	—

Total investments, available-for-sale	196,550	36,955	159,595	—
Cash and cash equivalents	26,184	26,184	—	—

Total	$222,734	$63,139	$159,595	$—

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. There were no transfers between Level 1 and Level 2 for the three and six months ended December 31, 2010 and 2009. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The Company has not made any adjustments to the prices obtained from the independent pricing sources.
     The Company has reviewed the pricing techniques and methodologies of the Level 2 independent pricing service and believes that their policies adequately consider market activity, either based on specific transactions for the security valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. The Company monitored security-specific valuation trends and has made inquiries with the pricing service about material changes or the absence of expected changes to understand the underlying factors and inputs and to validate the reasonableness of the pricing.
     Based on the above categorization, there were no Level 3 classified security valuations at December 31, 2010 and June 30, 2010. The following tables represent the quantitative disclosure for those assets classified as Level 3 during the three and six months ended December 31, 2009 (in thousands).

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Investment Income and Net Realized Gains and Losses
     The major categories of investment income follow (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Fixed maturities, available-for-sale	$2,077	$2,164	$4,201	$4,193
Investment in mutual fund, available-for-sale	178	—	323	—
Cash and cash equivalents	3	4	6	23
Other	29	29	59	59
Investment expenses	(163)	(164)	(328)	(329)

	$2,124	$2,033	$4,261	$3,946

     The components of net realized losses on investments, available-for-sale follow (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Gains	$1	$16	$81	$319
Losses	(1)	(1)	(1)	(5)
Other-than-temporary impairment	(32)	(438)	(336)	(759)

	$(32)	$(423)	$(256)	$(445)

     Realized gains and losses on sales of securities are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) charges is included in other comprehensive income (loss). At December 31, 2010, the amounts of such charges taken for securities still owned was $0.4 million for non-agency backed residential collateralized mortgage obligations (“CMOs”). At June 30, 2010, the amount of such charges taken for securities still owned was $0.6 million for non-agency backed residential CMOs and $0.3 million for non-agency backed commercial CMOs.
     Investments, Available-for-Sale
     The following tables summarize the Company’s investment securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
U.S. government and agencies	$28,228	$1,177	$—	$29,405
State	7,424	321	—	7,745
Political subdivisions	1,647	25	(21)	1,651
Revenue and assessment	27,131	1,076	(148)	28,059
Corporate bonds	73,238	4,681	(298)	77,621
Collateralized mortgage obligations:
Agency backed	22,877	1,521	—	24,398
Non-agency backed — residential	6,121	240	(380)	5,981
Non-agency backed — commercial	6,754	285	—	7,039
Redeemable preferred stock	176	—	—	176

Total fixed maturities, available-for-sale	173,596	9,326	(847)	182,075
Investment in mutual fund, available-for-sale	7,501	446	—	7,947

	$181,097	$9,772	$(847)	$190,022

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value
U.S. government and agencies	$28,263	$1,236	$—	$29,499
State	7,461	387	—	7,848
Political subdivisions	1,792	52	(14)	1,830
Revenue and assessment	28,209	1,217	(140)	29,286
Corporate bonds	73,868	5,181	(246)	78,803
Collateralized mortgage obligations:
Agency backed	26,262	1,774	—	28,036
Non-agency backed — residential	7,189	56	(633)	6,612
Non-agency backed — commercial	7,363	158	(341)	7,180

Total fixed maturities, available-for-sale	180,407	10,061	(1,374)	189,094
Investment in mutual fund, available-for-sale	7,500	—	(44)	7,456

	$187,907	$10,061	$(1,418)	$196,550

     The following tables set forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
December 31, 2010	Gains	Losses	Losses	Securities
One year or less	$13,507	$125	$—	$13,632
After one through five years	77,775	—	—	77,775
After five through ten years	37,601	—	—	37,601
After ten years	9,690	5,959	—	15,649
No single maturity date	34,131	2,638	649	37,418

	$172,704	$8,722	$649	$182,075

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
June 30, 2010	Gains	Losses	Losses	Securities
One year or less	$9,137	$—	$—	$9,137
After one through five years	82,250	642	—	82,892
After five through ten years	39,567	—	—	39,567
After ten years	8,607	7,063	—	15,670
No single maturity date	33,676	8,085	67	41,828

	$173,237	$15,790	$67	$189,094

     The following table reflects the number of securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than	Greater	Gross
	or equal to	than 12	Unrealized
At:	12 months	months	Gains
December 31, 2010	4	6	161
June 30, 2010	6	18	153

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

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at December 31, 2010:	Securities	Value	Losses
Less than 10%	2	$1,810	$(82)
Greater than 10%	4	2,458	(634)

	6	$4,268	$(716)

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at June 30, 2010:	Securities	Value	Losses
Less than 10%	11	$7,931	$(276)
Greater than 10%	7	3,366	(965)

	18	$11,297	$(1,241)

     The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of
	Securities
	with		Severity of Gross Unrealized Losses
Length of	Gross	Gross			Greater
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	than
at December 31, 2010:	Losses	Losses	than 5%	10%	10%
Less than or equal to:
Three months	$3,539	$(89)	$(89)	$—	$—
Six months	915	(42)	(42)	—	—
Nine months	—	—	—	—	—
Twelve months	—	—	—	—	—
Greater than twelve months	4,268	(716)	(2)	(80)	(634)

Total	$8,722	$(847)	$(133)	$(80)	$(634)

	Fair Value of
	Securities
	with		Severity of Gross Unrealized Losses
Length of	Gross	Gross			Greater
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	than
at June 30, 2010:	Losses	Losses	than 5%	10%	10%
Less than or equal to:
Three months	$11,291	$(170)	$(145)	$(25)	$—
Six months	—	—	—	—	—
Nine months	152	(2)	(2)	—	—
Twelve months	505	(5)	(5)	—	—
Greater than twelve months	11,297	(1,241)	(153)	(123)	(965)

Total	$23,245	$(1,418)	$(305)	$(148)	$(965)

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

	Three Months Ended December 31,
	2010		2009
	Number		Number
	of		of
	Securities	OTTI	Securities	OTTI
Collateralized mortgage obligations:
Non-agency backed — residential	3	$(6)	7	$(1,128)
Non-agency backed — commercial	3	(26)	—	—

	6	(32)	7	(1,128)
Portion of loss recognized in accumulated other comprehensive income		—		690

Net OTTI recognized in net income (loss)		$(32)		$(438)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six Months Ended December 31,
	2010		2009
	Number		Number
	of		of
	Securities	OTTI	Securities	OTTI
Collateralized mortgage obligations:
Non-agency backed — residential	4	$(42)	8	$(1,449)
Non-agency backed — commercial	5	(296)	—	—

	9	(338)	8	(1,449)
Portion of loss recognized in accumulated other comprehensive income		2		690

Net OTTI recognized in net income (loss)		$(336)		$(759)

     Since the adoption of FASB ASC 320-10-65, the following is a progression of the credit-related portion of OTTI on investments owned at December 31, 2010 and 2009 (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Beginning balance	$(3,605)	$(2,639)	$(3,301)	$(2,870)
Additional credit impairments on:
Previously impaired securities	(32)	(221)	(336)	(270)
Securities without previous impairments	—	(217)	—	(489)

	(32)	(438)	(336)	(759)
Reductions for securities sold (realized)	47	—	47	552

	$(3,590)	$(3,077)	$(3,590)	$(3,077)

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
     The Company’s review of non-agency backed CMOs included an analysis of available information such as collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position in their respective capital structures, and credit ratings from statistical rating agencies. The Company reviews quarterly projected cash flow analyses for each security utilizing current assumptions regarding (i) actual and anticipated delinquencies, (ii) delinquency transition-to-default rates and (iii) loss severities. Based on its quarterly reviews, the Company determined that there had not been an adverse change in projected cash flows, except in the case of those securities for which OTTI charges have been recorded. The Company believes that the unrealized losses on the remaining non-agency backed CMOs for which OTTI charges have not been recorded are not necessarily predictive of the ultimate performance of the underlying collateral. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.
     The Company believes that the remaining securities having unrealized losses at December 31, 2010 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income (loss)	$(2,090)	$1,475	$(1,698)	$4,235

Weighted average common basic shares	48,138	47,960	48,087	47,919
Effect of dilutive securities	—	427	—	429

Weighted average common dilutive shares	48,138	48,387	48,087	48,348

Basic and diluted net income (loss) per share	$(0.04)	$0.03	$(0.04)	$0.09

     For the three months ended December 31, 2010, the computation of diluted net loss per share did not include 0.4 million shares of unvested restricted common stock as their inclusion would have been anti-dilutive. For the three months ended December 31, 2009, the computation of diluted net income per share included 0.5 million shares of unvested restricted common stock. Options to purchase approximately 4.6 million shares for the three months ended December 31, 2010 and 2009, respectively, were not included in the computation of diluted net income (loss) per share as their exercise prices were in excess of the average stock prices for the periods presented.
     For the six months ended December 31, 2010, the computation of diluted net loss per share did not include 0.4 million shares of unvested restricted common stock as their inclusion would have been anti-dilutive. For the six months ended December 31, 2009, the computation of diluted net income per share included 0.5 million shares of unvested restricted common stock. Options to purchase approximately 4.6 million shares for the six months ended December 31, 2010 and 2009, respectively, were not included in the computation of diluted net income (loss) per share as their exercise prices were in excess of the average stock prices for the periods presented.
4. Income Taxes
     The provision for income taxes consisted of the following (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Federal:
Current	$—	$—	$—	$—
Deferred	—	—	—	—

	—	—	—	—

State:
Current	121	102	241	203
Deferred	—	—	—	—

	121	102	241	203

	$121	$102	$241	$203

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The provision for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Provision (benefit) for income taxes at statutory rate	$(689)	$552	$(510)	$1,553
Tax effect of:
Tax-exempt investment income	(4)	(4)	(8)	(8)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to income taxes	609	(516)	429	(1,471)
Restricted stock	80	—	81	—
State income taxes, net of federal income tax benefit	121	65	241	120
Other	4	5	8	9

	$121	$102	$241	$203

     The Company had a valuation allowance of $17.4 million and $16.9 million at December 31, 2010 and June 30, 2010, respectively, to reduce deferred tax assets to the amount that is more likely than not to be realized, which included all net deferred tax assets at December 31, 2010 and June 30, 2010. The change in the total valuation allowance for the six months ended December 31, 2010 was an increase of $0.5 million. For the six months ended December 31, 2010, the change in the valuation allowance included a reduction of $0.1 million related to the unrealized change on investments included in other comprehensive income (loss).
     In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its deferred tax assets, management considered both positive and negative evidence. The Company placed greater weight on historical results than on the Company’s outlook for future profitability and established a deferred tax valuation allowance against all net deferred tax assets at December 31, 2010 and June 30, 2010. The deferred tax valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, the Company would record an income tax benefit for the adjustment.
5. Goodwill and Identifiable Intangible Assets
     Goodwill and other identifiable intangible assets are attributable to the Company’s insurance operations and were initially recorded at their estimated fair values at the date of acquisition. Goodwill and other intangible assets, primarily comprised of trade names, having an indefinite useful life are not amortized for financial statement purposes. The Company performs required annual impairment tests of its goodwill and intangible assets during the fourth quarter of each fiscal year. In the event that facts and circumstances indicate that the goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required.
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
6. Fair Value of Financial Instruments
     The carrying values and fair values of certain of the Company’s financial instruments at December 31, 2010 and June 30, 2010 were as follows (in thousands).

	December 31, 2010		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Investments, available-for-sale	$190,022	$190,022	$196,550	$196,550
Liabilities:
Debentures payable	41,240	18,715	41,240	19,701
     The fair values as presented represent the Company’s best estimates and may not be substantiated by comparisons to independent markets. The fair value of the debentures payable was based on current market rates offered for debt with similar risks and maturities. Carrying values of certain financial instruments, such as cash and cash equivalents and premiums and fees receivable, approximate fair value due to the short-term nature of the instruments and are not required to be disclosed. Therefore, the aggregate of the fair values presented in the table does not purport to represent the Company’s underlying value.
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
     The following table presents selected financial data by business segment (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues:
Insurance	$51,647	$53,745	$104,740	$111,028
Real estate and corporate	30	30	60	59

Consolidated total	$51,677	$53,775	$104,800	$111,087

Income (loss) before income taxes:
Insurance	$(546)	$3,560	$1,505	$8,035
Real estate and corporate	(1,423)	(1,983)	(2,962)	(3,597)

Consolidated total	$(1,969)	$1,577	$(1,457)	$4,438

	December 31,	June 30,
	2010	2010
Total assets:
Insurance	$336,332	$343,499
Real estate and corporate	14,128	12,843

Consolidated total	$350,460	$356,342

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
General
     At December 31, 2010, we leased and operated 393 retail locations (or “stores”) staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In certain states, our employee-agents also sell other complementary insurance products underwritten by us. At December 31, 2010, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business — General” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 for additional information with respect to our business.
     The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Retail locations — beginning of period	393	415	394	418
Opened	1	—	1	—
Closed	(1)	(6)	(2)	(9)

Retail locations — end of period	393	409	393	409

     The following tables show the number of our retail locations by state.

	December 31,		September 30,		June 30,
	2010	2009	2010	2009	2010	2009
Alabama	25	25	25	25	25	25
Florida	31	34	31	36	31	39
Georgia	60	61	60	61	60	61
Illinois	73	76	74	78	74	78
Indiana	17	18	17	18	17	18
Mississippi	8	8	8	8	8	8
Missouri	12	12	12	12	12	12
Ohio	27	27	27	27	27	27
Pennsylvania	16	17	16	17	16	17
South Carolina	26	27	26	27	26	27
Tennessee	20	19	19	20	19	20
Texas	78	85	78	86	79	86

Total	393	409	393	415	394	418

FIRST ACCEPTANCE CORPORATION 10-Q
Consolidated Results of Operations
Overview
     Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses. Our insurance operations generate revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:
•	premiums earned, including policy and renewal fees, from sales of policies written and assumed by our insurance company subsidiaries;

•	commission and fee income, including installment billing fees on policies written, agency fees and commissions and fees for other ancillary products and services; and

•	investment income earned on the invested assets of the insurance company subsidiaries.
     The following table presents premiums earned by state (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Premiums earned:
Georgia	$9,343	$9,960	$18,934	$20,861
Illinois	5,774	6,075	11,580	12,406
Texas	5,708	5,714	11,617	11,626
Florida	4,628	4,933	9,446	10,194
Alabama	4,126	4,709	8,513	9,918
Ohio	3,265	2,909	6,490	5,862
Tennessee	2,582	2,855	5,295	5,958
South Carolina	2,351	2,727	4,851	5,866
Pennsylvania	2,302	2,610	4,719	5,429
Indiana	1,121	1,211	2,265	2,433
Missouri	684	782	1,422	1,609
Mississippi	636	714	1,322	1,504

Total premiums earned	$42,520	$45,199	$86,454	$93,666

     The following table presents the change in the total number of policies in force (“PIF”) for the insurance operations. PIF increase as a result of new policies issued and decrease as a result of policies that are canceled or expire and are not renewed.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Policies in force — beginning of period	150,175	152,866	154,655	158,222
Net decrease during period	(5,593)	(5,776)	(10,073)	(11,132)

Policies in force — end of period	144,582	147,090	144,582	147,090

FIRST ACCEPTANCE CORPORATION 10-Q
     The following tables present total PIF for the insurance operations segregated by policies that were sold through our open and closed retail locations as well as our independent agents. For our retail locations, PIF are further segregated by (i) newly-issued policies and renewal policies and (ii) liability-only or full coverage. Renewal policies are defined as those policies which renewed after completing their full uninterrupted policy term. Newly-issued policies are defined as those policies issued to first-time customers and customers who have reinstated a lapsed or cancelled policy. Liability-only policies are defined as those policies including only bodily injury (or no-fault) and property damage coverages, which are the required coverages in most states. For comparative purposes, the PIF data with respect to closed retail locations for each of the periods presented below includes all retail locations closed as of December 31, 2010.

	December 31,
	2010	2009
Retail locations:
Open retail locations:
New	63,020	63,775
Renewal	77,527	75,678

	140,547	139,453
Closed retail locations:
New	197	2,201
Renewal	1,985	3,143

	2,182	5,344

Independent agents	1,853	2,293

Total policies in force	144,582	147,090

	December 31,
	2010	2009
Retail locations:
Open retail locations:
Liability-only	85,577	82,730
Full coverage	54,970	56,723

	140,547	139,453
Closed retail locations:
Liability-only	1,255	3,263
Full coverage	927	2,081

	2,182	5,344

Independent agents	1,853	2,293

Total policies in force	144,582	147,090

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

FIRST ACCEPTANCE CORPORATION 10-Q
     The following table presents the loss, expense and combined ratios for our insurance operations.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Loss and loss adjustment expense	78.4%	66.1%	75.6%	67.3%
Expense	26.6%	28.2%	26.1%	27.1%

Combined	105.0%	94.3%	101.7%	94.4%

     The non-standard personal automobile insurance industry is cyclical in nature. Accordingly, adverse economic conditions impact our customers and many will choose to reduce their coverage or go uninsured during a weak economy.
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
     Our consolidated investment portfolio was $190.0 million at December 31, 2010 and consisted of fixed maturity securities and an investment in a mutual fund, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At December 31, 2010, we had gross unrealized gains of $9.8 million and gross unrealized losses of $0.8 million.
     At December 31, 2010, 95.1% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized rating organizations. The average credit rating of our fixed maturity portfolio was AA- at December 31, 2010. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
     Investments in CMOs had a fair value of $37.4 million at December 31, 2010 and represented 21% of our fixed maturity portfolio. At December 31, 2010, 86% of our CMOs were considered investment grade by nationally recognized rating agencies. In addition, 79% of our CMOs were rated AAA and 65% of our CMOs were backed by agencies of the United States government. Of the non-agency backed CMOs, 41% were rated AAA.

FIRST ACCEPTANCE CORPORATION 10-Q
     The following table summarizes our investment securities at December 31, 2010 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
U.S. government and agencies	$28,228	$1,177	$—	$29,405
State	7,424	321	—	7,745
Political subdivisions	1,647	25	(21)	1,651
Revenue and assessment	27,131	1,076	(148)	28,059
Corporate bonds	73,238	4,681	(298)	77,621
Collateralized mortgage obligations:
Agency backed	22,877	1,521	—	24,398
Non-agency backed — residential	6,121	240	(380)	5,981
Non-agency backed — commercial	6,754	285	—	7,039
Redeemable preferred stock	176	—	—	176

Total fixed maturities, available-for-sale	173,596	9,326	(847)	182,075
Investment in mutual fund, available-for-sale	7,501	446	—	7,947

	$181,097	$9,772	$(847)	$190,022

     The following table sets forth the scheduled maturities of our fixed maturity securities at December 31, 2010 based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
December 31, 2010	Gains	Losses	Losses	Securities
One year or less	$13,507	$125	$—	$13,632
After one through five years	77,775	—	—	77,775
After five through ten years	37,601	—	—	37,601
After ten years	9,690	5,959	—	15,649
No single maturity date	34,131	2,638	649	37,418

	$172,704	$8,722	$649	$182,075

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
     Our review of non-agency backed CMOs included an analysis of available information such as collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position in their respective capital structures and credit ratings from statistical rating agencies. We review quarterly projected cash flow analyses for each security utilizing current assumptions regarding (i) actual and anticipated delinquencies, (ii) delinquency transition-to-default rates and (iii) loss severities. Based on our quarterly reviews, we determined that there had not been an adverse change in projected cash flows, except in the case of those securities discussed in Note 2 to our consolidated financial statements which incurred OTTI charges of $0.3 million and $0.8 million for the six months ended December 31, 2010 and 2009, respectively. We believe that the unrealized losses on the remaining non-agency backed CMOs are not necessarily predictive of the ultimate performance of the underlying collateral. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.
     We believe that the remaining securities having unrealized losses at December 31, 2010 were not other-than-temporarily impaired. We also do not intend to sell any of these securities and it is more likely than not that we will not be required to sell any of these securities before the recovery of their amortized cost basis.
Three and Six Months Ended December 31, 2010 Compared with the Three and Six Months Ended December 31, 2009
     Consolidated Results
     Revenues for the three months ended December 31, 2010 decreased 4% to $51.7 million from $53.8 million in the same period in the prior year. Loss before income taxes for the three months ended December 31, 2010 was $2.0 million, compared with income before income taxes of $1.6 million for the three months ended December 31, 2009. Net loss for the three months ended December 31, 2010 was $2.1 million, compared with net income of $1.5 million for the three months ended December 31, 2009. Basic and diluted net loss per share was $0.04 for the three months ended December 31, 2010, compared with basic and diluted net income per share of $0.03 for the three months ended December 31, 2009.
     Revenues for the six months ended December 31, 2010 decreased 6% to $104.8 million from $111.1 million in the same period in the prior year. Loss before income taxes for the six months ended December 31, 2010 was $1.5 million, compared with income before income taxes of $4.4 million for the six months ended December 31, 2009. Net loss for the six months ended December 31, 2010 was $1.7 million, compared with net income of $4.2 million for the six months ended December 31, 2009. Basic and diluted net loss per share was $0.04 for the six months ended December 31, 2010, compared with basic and diluted net income per share of $0.09 for the six months ended December 31, 2009.

FIRST ACCEPTANCE CORPORATION 10-Q
     Insurance Operations
     Revenues from insurance operations were $51.6 million for the three months ended December 31, 2010, compared with $53.7 million for the three months ended December 31, 2009. Revenues from insurance operations were $104.7 million for the six months ended December 31, 2010, compared with $111.0 million for the six months ended December 31, 2009.
     Loss before income taxes from insurance operations for the three months ended December 31, 2010 was $0.5 million, compared with income before income taxes from insurance operations of $3.6 million for the three months ended December 31, 2009. Income before income taxes from insurance operations for the six months ended December 31, 2010 was $1.5 million, compared with $8.0 million for the six months ended December 31, 2009.
     Premiums Earned
     Premiums earned decreased by $2.7 million, or 6%, to $42.5 million for the three months ended December 31, 2010, from $45.2 million for the three months ended December 31, 2009. For the six months ended December 31, 2010, premiums earned decreased by $7.2 million, or 8%, to $86.5 million from $93.7 million for the six months ended December 31, 2009. The decreases in premiums earned were primarily due to a decline in the number of PIF from 147,090 at December 31, 2009 to 144,582 at December 31, 2010, which was impacted by the closure of underperforming stores. At December 31, 2010, we operated 393 stores, compared with 409 stores at December 31, 2009. Premiums earned were also negatively impacted by an increase in the percentage of PIF with liability-only coverage, as well as a decline in newly-issued PIF at December 31, 2010 compared with the same date in the prior year. The number of PIF sold through our open stores increased from 139,453 at December 31, 2009 to 140,547 at December 31, 2010.
     Commission and Fee Income
     Commission and fee income increased 1% to $7.1 million for the three months ended December 31, 2010, from $7.0 million for the three months ended December 31, 2009. For the six months ended December 31, 2010, commission and fee income increased 3% to $14.3 million from $13.9 million for the six months ended December 31, 2009. The increases in commission and fee income were a result of higher fee income related to commissionable ancillary products sold through our retail locations offset by the decrease in the number of PIF.
     Investment Income
     Investment income increased to $2.1 million during the three months ended December 31, 2010 from $2.0 million during the three months ended December 31, 2009. For the six months ended December 31, 2010, investment income increased to $4.3 million from $3.9 million during the six months ended December 31, 2009. The increases in investment income were primarily a result of the higher yield obtained on the mutual fund investment made in June 2010. At December 31, 2010 and 2009, the tax-equivalent book yields for our fixed maturities portfolio were 4.6% and 4.3%, respectively, with effective durations of 3.12 and 3.35 years, respectively.
     Net realized losses on investments, available-for-sale
     Net realized losses on investments, available-for-sale during the three months ended December 31, 2010 included $32 thousand of charges related to OTTI on certain non-agency backed CMOs. Net realized losses on investments, available-for-sale during the three months ended December 31, 2009 included $0.4 million of charges related to OTTI on certain non-agency backed CMOs.
     For the six months ended December 31, 2010, net realized losses on investments, available-for-sale included $0.1 million in net realized gains on sales and $0.3 million of charges related to OTTI on certain non-agency backed CMOs. Net realized losses on investments, available-for-sale during the six months ended December 31, 2009 included $0.3 million in net realized gains on sales and $0.8 million of charges related to OTTI on certain non-agency backed CMOs. For additional information with respect to the determination of OTTI losses on investment securities, see Note 2 to our consolidated financial statements.

FIRST ACCEPTANCE CORPORATION 10-Q
     Loss and Loss Adjustment Expenses
     The loss and loss adjustment expense ratio was 78.4% for the three months ended December 31, 2010, compared with 66.1% for the three months ended December 31, 2009. The loss and loss adjustment expense ratio was 75.6% for the six months ended December 31, 2010 compared with 67.3% for the six months ended December 31, 2009. We experienced unfavorable development related to prior periods of $3.1 million for the three months ended December 31, 2010, compared with favorable development of $2.4 million for the three months ended December 31, 2009. For the six months ended December 31, 2010, we experienced unfavorable development related to prior periods of $1.0 million, compared with favorable development of $6.1 million for the six months ended December 31, 2009. The unfavorable development for the three and six months ended December 31, 2010 was primarily due to higher than anticipated paid severity on accidents occurring during the first six months of calendar year 2010. The higher than anticipated paid severity was primarily related to no-fault (or Personal Injury Protection) losses in Florida and Bodily Injury losses in Florida and Georgia.
     Excluding the development related to prior periods, the loss and loss adjustment expense ratios for the three months ended December 31, 2010 and 2009 were 71.1% and 71.4%, respectively. Excluding the development related to prior periods, the loss and loss adjustment expense ratios for the six months ended December 31, 2010 and 2009 were 74.5% and 73.8%, respectively. The increase for the six months ended December 31, 2010 compared with the same period in the prior year was due to higher loss adjustment expense resulting from (i) the increase in the percentage of claims related to liability-only coverage policies and (ii) increased investigative efforts with regards to no-fault claims in Florida.
     As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, we are in the process of implementing a new multivariate pricing program in all states in which we conduct business. We believe that this new pricing program will provide us with greater pricing segmentation and improve our pricing relative to the risk we are insuring. In connection with this new pricing program and specific to the states mentioned above, we filed new rates in Florida, which became effective in November 2010, and in Georgia, which are currently awaiting regulatory approval.
     Operating Expenses
     Insurance operating expenses decreased 7% to $18.4 million for the three months ended December 31, 2010 from $19.7 million for the three months ended December 31, 2009. For the six months ended December 31, 2010, insurance operating expenses decreased 6% to $36.9 million from $39.3 million for the six months ended December 31, 2009. The decreases were primarily a result of a reduction in costs (such as employee-agent commissions and premium taxes) that varied along with the decrease in premiums earned as well as savings realized from the closure of underperforming stores.
     The expense ratio decreased from 28.2% for the three months ended December 31, 2009 to 26.6% for the same period in the current fiscal year. The expense ratio decreased from 27.1% for the six months ended December 31, 2009 to 26.1% for the same period in the current fiscal year. The year-over-year decreases in the expense ratio were primarily due to the reduction in fixed costs and savings realized from the closure of underperforming stores.
     Overall, the combined ratio increased to 105.0% for the three months ended December 31, 2010 from 94.3% for the three months ended December 31, 2009. For the six months ended December 31, 2010, the combined ratio increased to 101.7% from 94.4% for the six months ended December 31, 2009.
     Provision for Income Taxes
     The provision for income taxes was $0.1 million for both the three months ended December 31, 2010 and 2009. For both the six months ended December 31, 2010 and 2009, the provision for income taxes was $0.2 million. The provision for income taxes related to current state income taxes for certain subsidiaries with taxable income. At December 31, 2010 and 2009, we established a full valuation allowance against all net deferred tax assets.

FIRST ACCEPTANCE CORPORATION 10-Q
     Real Estate and Corporate
     Loss before income taxes from real estate and corporate operations for the three months ended December 31, 2010 was $1.4 million, compared with a loss before income taxes from real estate and corporate operations of $2.0 million for the three months ended December 31, 2009. Loss before income taxes from real estate and corporate operations for the six months ended December 31, 2010 was $3.0 million, compared with a loss before income taxes from real estate and corporate operations of $3.6 million for the six months ended December 31, 2009. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $1.0 million and $2.0 million, respectively, of interest expense during the three and six months ended December 31, 2010 and 2009 related to the debentures issued in June 2007.
     Liquidity and Capital Resources
     Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash used in operating activities for the six months ended December 31, 2010 was $3.1 million compared with net cash used in operating activities of $4.2 million for the same period in the prior fiscal year. Net cash used in operating activities for the six months ended December 31, 2010 and 2009 was primarily the result of a decrease in cash collected from premiums written. Net cash provided by investing activities for the six months ended December 31, 2010 was $6.0 million compared with net cash used in investing activities of $43.8 million for the same period in the prior fiscal year. The six months ended December 31, 2010 included net reductions in our investment portfolio of $6.3 million, while the same period in the prior fiscal year included net additions to our investment portfolio of $43.2 million. The net reductions in the current fiscal year were a result of maturities and paydowns. The net additions in the prior fiscal year were primarily the result of the reinvestment of the proceeds from sales in the prior fiscal year of investments to generate taxable income to utilize expiring net operating losses.
     Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products to our insureds and, if necessary, the holding company may receive dividends from our insurance company subsidiaries. The holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At December 31, 2010, we had $10.9 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.
     The holding company has debt service requirements related to the debentures payable. The debentures are interest-only and mature in full in July 2037. Interest is fixed annually through July 2012 at $3.9 million. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which time the rate becomes variable (LIBOR plus 375 basis points).
     State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. Based on our earned surplus at December 31, 2010, we believe that we have total dividend capacity for the next twelve months of $18.5 million, of which $6.6 million is subject to regulatory approval.
     The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis, the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis, an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratios for our insurance company subsidiaries of net premiums written to statutory capital and surplus were 1.5-to-1 and 1.6-to-1 at December 31, 2010 and 2009, respectively. Based on our current forecast on a combined basis, we anticipate that our risk-based capital levels will be adequate and that our ratio of net premiums written to statutory capital and surplus will not exceed 2-to-1 for the reasonably foreseeable future. We therefore believe that our insurance company subsidiaries have sufficient statutory capital and surplus available to support their net premium writings in this time frame.

FIRST ACCEPTANCE CORPORATION 10-Q
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
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies and estimates during the three months ended December 31, 2010 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
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

FIRST ACCEPTANCE CORPORATION 10-Q
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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$188,505	$185,257	$182,075	$178,977	$175,970	$170,205

     The following table provides information about our fixed maturity investments at December 31, 2010 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and OTTI) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

			Securities
	Securities	Securities	with No
	with	with	Unrealized
	Unrealized	Unrealized	Gains or
Year Ended June 30,	Gains	Losses	Losses	Amount
2011	$7,285	$—	$—	$7,285
2012	16,280	125	—	16,405
2013	24,215	—	—	24,215
2014	20,365	—	—	20,365
2015	19,410	—	—	19,410
Thereafter	74,965	8,972	500	84,437

Total	$162,520	$9,097	$500	$172,117

Fair value	$172,704	$8,722	$649	$182,075

FIRST ACCEPTANCE CORPORATION 10-Q
     On June 15, 2007, our trust entity, First Acceptance Statutory Trust I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points).
Credit Risk
     Credit risk is managed by diversifying the portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The largest investment in any one investment, excluding U.S. government and agency securities, is the $7.9 million investment in a single mutual fund, or 4% of the investment portfolio. The top five investments make up 16% of the investment portfolio. The average credit quality rating for our fixed maturity portfolio was AA- at December 31, 2010.
     The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized securities rating organizations at December 31, 2010 (in thousands).

		% of		% of
	Amortized	Amortized	Fair	Fair
Comparable Rating	Cost	Cost	Value	Value
AAA	$68,572	39.5%	$72,026	39.6%
AA+, AA, AA-	35,903	20.7%	37,998	20.9%
A+, A, A-	46,815	27.0%	49,036	26.9%
BBB+, BBB, BBB-	13,295	7.6%	14,022	7.7%

Total investment grade	164,585	94.8%	173,082	95.1%

Not rated	3,803	2.2%	3,875	2.1%

BB+, BB, BB-	1,684	1.0%	1,716	0.9%
B+, B, B-	1,137	0.6%	1,201	0.7%
CCC+, CCC, CCC-	1,006	0.6%	1,043	0.6%
CC+, CC, CC-	1,054	0.6%	798	0.4%
C+, C, C-	327	0.2%	360	0.2%

Total non-investment grade	5,208	3.0%	5,118	2.8%

Total	$173,596	100.0%	$182,075	100.0%

     The mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these increasing delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant declines in fair value. At December 31, 2010, our fixed maturity portfolio included three CMOs having sub-prime exposure with a fair value of $0.9 million and no exposure to Alt-A investments.
     Our investment portfolio consists of $37.5 million of municipal bonds, of which $23.3 million are insured. Of the insured bonds, 68% are insured with MBIA, 14% with AMBAC and 18% with XL Capital. These securities are paying their principal and periodic interest timely.
     The following table presents the underlying ratings at December 31, 2010, represented by the lower of either Standard and Poor’s, Fitch’s, or Moody’s ratings, of the municipal bond portfolio (in thousands).

	Insured		Uninsured		Total
		% of		% of		% of
	Fair	Fair	Fair	Fair	Fair	Fair
	Value	Value	Value	Value	Value	Value
AAA	$—	—	$4,705	33%	$4,705	13%
AA+, AA, AA-	12,541	54%	5,506	39%	18,047	48%
A+, A, A-	9,131	39%	3,970	28%	13,101	35%
BBB+, BBB, BBB-	1,602	7%	—	—	1,602	4%

Total	$23,274	100%	$14,181	100%	$37,455	100%

FIRST ACCEPTANCE CORPORATION 10-Q
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of December 31, 2010. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

FIRST ACCEPTANCE CORPORATION
February 7, 2011	By:	/s/ Kevin P. Cohn
Kevin P. Cohn
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)