Form 10-Q
period 2011-03-31
FIRST ACCEPTANCE CORP /DE/
filed 2011-05-09
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
At May 9, 2011, there were 48,473,718 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

INDEX

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	June 30,
	2011	2010
	(Unaudited)
ASSETS
Investments, available-for-sale at fair value (amortized cost of $175,735 and $187,907, respectively)	$184,281	$196,550
Cash and cash equivalents	34,073	26,184
Premiums and fees receivable, net of allowance of $354 and $418	49,369	41,276
Other assets	8,219	8,733
Property and equipment, net	2,636	3,524
Deferred acquisition costs	4,062	3,623
Goodwill	70,092	70,092
Identifiable intangible assets	6,360	6,360

TOTAL ASSETS	$359,092	$356,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$69,429	$73,198
Unearned premiums and fees	61,064	52,563
Debentures payable	41,240	41,240
Other liabilities	12,728	12,151

Total liabilities	184,461	179,152

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 48,477 and 48,509 shares issued and outstanding, respectively	485	485
Additional paid-in capital	466,675	465,831
Accumulated other comprehensive income	8,546	8,643
Accumulated deficit	(301,075)	(297,769)

Total stockholders’ equity	174,631	177,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$359,092	$356,342

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues:
Premiums earned	$43,444	$46,651	$129,898	$140,317
Commission and fee income	7,443	7,471	21,784	21,391
Investment income	1,991	2,008	6,252	5,954
Net realized losses on investments, available-for-sale	(78)	(14)	(334)	(459)

	52,800	56,116	157,600	167,203

Costs and expenses:
Losses and loss adjustment expenses	31,586	31,902	96,981	94,926
Insurance operating expenses	20,963	20,125	57,864	59,406
Other operating expenses	307	280	985	1,303
Litigation settlement	(1)	(35)	(6)	(314)
Stock-based compensation	549	198	914	853
Depreciation and amortization	338	483	1,279	1,447
Interest expense	968	970	2,950	2,951

	54,710	53,923	160,967	160,572

Income (loss) before income taxes	(1,910)	2,193	(3,367)	6,631
Provision (benefit) for income taxes	(302)	124	(61)	327

Net income (loss)	$(1,608)	$2,069	$(3,306)	$6,304

Net income (loss) per share:
Basic and diluted	$(0.03)	$0.04	$(0.07)	$0.13

Number of shares used to calculate net income (loss) per share:
Basic	48,192	47,994	48,125	47,943

Diluted	48,192	48,489	48,125	48,395

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$(1,608)	$2,069	$(3,306)	$6,304
Net unrealized change in investments	(379)	2,123	(97)	5,670

Comprehensive income (loss)	$(1,987)	$4,192	$(3,403)	$11,974

Detail of net realized losses on investments, available-for-sale:
Net realized gains (losses) on sales	$(1)	$(14)	$79	$300
Unrealized losses on investments with other-than-temporary impairment charges	(77)	—	(415)	(1,449)
Non-credit portion included in comprehensive income (loss)	—	—	2	(690)

Other-than-temporary impairment charges recognized in income (loss)	(77)	—	(413)	(759)

Net realized losses on investments, available-for-sale	$(78)	$(14)	$(334)	$(459)

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(3,306)	$6,304
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1,279	1,447
Stock-based compensation	914	853
Other-than-temporary impairment on investment securities	413	759
Net realized losses on sales of investments	(79)	(300)
Other	370	432
Change in:
Premiums and fees receivable	(8,157)	(4,511)
Loss and loss adjustment expense reserves	(3,769)	(7,790)
Unearned premiums and fees	8,501	5,149
Litigation settlement	(42)	91
Other	755	(2,865)

Net cash used in operating activities	(3,121)	(431)

Cash flows from investing activities:
Purchases of investments, available-for-sale	(3,283)	(64,439)
Maturities and paydowns of investments, available-for-sale	14,718	9,867
Sales of investments, available-for-sale	—	11,566
Capital expenditures	(396)	(1,197)
Other	(2)	(22)

Net cash provided by (used in) investing activities	11,037	(44,225)

Cash flows from financing activities:
Payments on borrowings	(59)	(47)
Net proceeds from issuance of common stock	32	33

Net cash used in financing activities	(27)	(14)

Net increase (decrease) in cash and cash equivalents	7,889	(44,670)
Cash and cash equivalents, beginning of period	26,184	77,201

Cash and cash equivalents, end of period	$34,073	$32,531

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following tables present the fair-value measurements for each major category of assets that are measured on a recurring basis (in thousands).

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
March 31, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$27,708	$27,708	$—	$—
State	7,691	—	7,691	—
Political subdivisions	1,808	—	1,808	—
Revenue and assessment	26,942	—	26,942	—
Corporate bonds	76,361	—	76,361	—
Collateralized mortgage obligations:
Agency backed	22,559	—	22,559	—
Non-agency backed — residential	5,918	—	5,918	—
Non-agency backed — commercial	7,061	—	7,061	—
Redeemable preferred stock	172	172	—	—

Total fixed maturities, available-for-sale	176,220	27,880	148,340	—
Investment in mutual fund, available-for-sale	8,061	8,061	—	—

Total investments, available-for-sale	184,281	35,941	148,340	—
Cash and cash equivalents	34,073	34,073	—	—

Total	$218,354	$70,014	$148,340	$—

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
June 30, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$29,499	$29,499	$—	$—
State	7,848	—	7,848	—
Political subdivisions	1,830	—	1,830	—
Revenue and assessment	29,286	—	29,286	—
Corporate bonds	78,803	—	78,803	—
Collateralized mortgage obligations:
Agency backed	28,036	—	28,036	—
Non-agency backed — residential	6,612	—	6,612	—
Non-agency backed — commercial	7,180	—	7,180	—

Total fixed maturities, available-for-sale	189,094	29,499	159,595	—
Investment in mutual fund, available-for-sale	7,456	7,456	—	—

Total investments, available-for-sale	196,550	36,955	159,595	—
Cash and cash equivalents	26,184	26,184	—	—

Total	$222,734	$63,139	$159,595	$—

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. There were no transfers between Level 1 and Level 2 for the three and nine months ended March 31, 2011 and 2010. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The Company has not made any adjustments to the prices obtained from the independent pricing sources.
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
     Based on the above categorization, there were no Level 3 classified security valuations at March 31, 2011 and June 30, 2010. The following tables represent the quantitative disclosure for those assets classified as Level 3 during the three and nine months ended March 31, 2010 (in thousands).

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)
Collateralized mortgage obligations
		Non-agency	Non-agency
	Corporate	backed –	backed –
Three Months Ended March 31, 2010:	bonds	residential	commercial	Total
Balance at January 1, 2010	$3,974	$2,600	$—	$6,574
Total gains or losses (realized or unrealized):
Included in net income (loss)	—	—	—	—
Included in other comprehensive income (loss)	(14)	82	—	68
Purchases, sales, issuances and settlements	—	—	—	—
Transfers in to Level 3	—	—	—	—
Transfers out of Level 3	(3,960)	(2,682)	—	(6,642)

Balance at March 31, 2010	$—	$—	$—	$—

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)
Collateralized mortgage obligations
		Non-agency	Non-agency
	Corporate	backed –	backed –
Nine Months Ended March 31, 2010:	bonds	residential	commercial	Total
Balance at July 1, 2009	$—	$1,930	$707	$2,637
Total gains or losses (realized or unrealized):
Included in net income (loss)	—	—	—	—
Included in other comprehensive income (loss)	—	353	189	542
Purchases, sales, issuances and settlements	—	—	—	—
Transfers in to Level 3	—	—	—	—
Transfers out of Level 3	—	(2,283)	(896)	(3,179)

Balance at March 31, 2010	$—	$—	$—	$—

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Investment Income and Net Realized Gains and Losses
     The major categories of investment income follow (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Fixed maturities, available-for-sale	$1,975	$2,138	$6,177	$6,331
Investment in mutual fund, available-for-sale	151	—	474	—
Cash and cash equivalents	1	3	7	26
Other	29	29	87	87
Investment expenses	(165)	(162)	(493)	(490)

	$1,991	$2,008	$6,252	$5,954

     The components of net realized losses on investments, available-for-sale follow (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Gains	$—	$7	$81	$326
Losses	(1)	(21)	(2)	(26)
Other-than-temporary impairment	(77)	—	(413)	(759)

	$(78)	$(14)	$(334)	$(459)

     Realized gains and losses on sales of securities are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) charges is included in other comprehensive income (loss). At March 31, 2011, the amounts of such charges taken for securities still owned was $0.1 million related to non-agency backed residential collateralized mortgage obligations (“CMOs”). At June 30, 2010, the amount of such charges taken for securities still owned was $0.6 million related to non-agency backed residential CMOs and $0.3 million related to non-agency backed commercial CMOs.
     Investments, Available-for-Sale
     The following tables summarize the Company’s investment securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2011	Cost	Gains	Losses	Value
U.S. government and agencies	$26,686	$1,022	$—	$27,708
State	7,410	281	—	7,691
Political subdivisions	1,797	26	(15)	1,808
Revenue and assessment	26,203	967	(228)	26,942
Corporate bonds	72,456	4,202	(297)	76,361
Collateralized mortgage obligations:
Agency backed	21,132	1,427	—	22,559
Non-agency backed — residential	5,819	239	(140)	5,918
Non-agency backed — commercial	6,555	506	—	7,061
Redeemable preferred stock	176	—	(4)	172

Total fixed maturities, available-for-sale	168,234	8,670	(684)	176,220
Investment in mutual fund, available-for-sale	7,501	560	—	8,061

	$175,735	$9,230	$(684)	$184,281

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value
U.S. government and agencies	$28,263	$1,236	$—	$29,499
State	7,461	387	—	7,848
Political subdivisions	1,792	52	(14)	1,830
Revenue and assessment	28,209	1,217	(140)	29,286
Corporate bonds	73,868	5,181	(246)	78,803
Collateralized mortgage obligations:
Agency backed	26,262	1,774	—	28,036
Non-agency backed — residential	7,189	56	(633)	6,612
Non-agency backed — commercial	7,363	158	(341)	7,180

Total fixed maturities, available-for-sale	180,407	10,061	(1,374)	189,094

Investment in mutual fund, available-for-sale	7,500	—	(44)	7,456

	$187,907	$10,061	$(1,418)	$196,550

     The following tables set forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
March 31, 2011	Gains	Losses	Losses	Securities
One year or less	$16,201	$—	$—	$16,201
After one through five years	72,948	—	—	72,948
After five through ten years	34,744	—	—	34,744
After ten years	10,733	6,056	—	16,789
No single maturity date	33,852	1,686	—	35,538

	$168,478	$7,742	$—	$176,220

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
June 30, 2010	Gains	Losses	Losses	Securities
One year or less	$9,137	$—	$—	$9,137
After one through five years	82,250	642	—	82,892
After five through ten years	39,567	—	—	39,567
After ten years	8,607	7,063	—	15,670
No single maturity date	33,676	8,085	67	41,828

	$173,237	$15,790	$67	$189,094

     The following table reflects the number of securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than	Greater	Gross
	or equal to	than 12	Unrealized
At:	12 months	months	Gains
March 31, 2011	4	4	160
June 30, 2010	6	18	153

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

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at March 31, 2011:	Securities	Value	Losses
Less than or equal to 10%	2	$1,469	$(78)
Greater than 10%	2	1,839	(413)

	4	$3,308	$(491)

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at June 30, 2010:	Securities	Value	Losses
Less than or equal to 10%	11	$7,931	$(276)
Greater than 10%	7	3,366	(965)

	18	$11,297	$(1,241)

     The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of
	Securities with		Severity of Gross Unrealized Losses
Length of	Gross	Gross			Greater
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	than
at March 31, 2011:	Losses	Losses	than 5%	10%	10%
Less than or equal to:
Three months	$3,022	$(154)	$(4)	$(150)	$—
Six months	1,412	(39)	(39)	—	—
Nine months	—	—	—	—	—
Twelve months	—	—	—	—	—
Greater than twelve months	3,308	(491)	—	(78)	(413)

Total	$7,742	$(684)	$(43)	$(228)	$(413)

	Fair Value of
	Securities with		Severity of Gross Unrealized Losses
Length of	Gross	Gross			Greater
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	than
at June 30, 2010:	Losses	Losses	than 5%	10%	10%
Less than or equal to:
Three months	$11,291	$(170)	$(145)	$(25)	$—
Six months	—	—	—	—	—
Nine months	152	(2)	(2)	—	—
Twelve months	505	(5)	(5)	—	—
Greater than twelve months	11,297	(1,241)	(153)	(123)	(965)

Total	$23,245	$(1,418)	$(305)	$(148)	$(965)

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

	Three Months Ended March 31,
	2011		2010
	Number		Number
	of		of
	Securities	OTTI	Securities	OTTI
Collateralized mortgage obligations:
Non-agency backed — residential	3	$(77)	—	$—
Non-agency backed — commercial	—	—	—	—

	3	(77)	—	—
Portion of loss recognized in accumulated other comprehensive income		—		—

Net OTTI recognized in net income (loss)		$(77)		$—

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended March 31,
	2011		2010
	Number of		Number of
	Securities	OTTI	Securities	OTTI
Collateralized mortgage obligations:
Non-agency backed — residential	5	$(119)	8	$(1,449)
Non-agency backed — commercial	5	(296)	—	—

	10	(415)	8	(1,449)

Portion of loss recognized in accumulated other comprehensive income		2		690

Net OTTI recognized in net income (loss)		$(413)		$(759)

     Since the adoption of FASB ASC 320-10-65, the following is a progression of the credit-related portion of OTTI on investments owned at March 31, 2011 and 2010 (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Beginning balance	$(3,590)	$(3,077)	$(3,301)	$(2,870)
Additional credit impairments on:
Previously impaired securities	(77)	—	(413)	(270)
Securities without previous impairments	—	—	—	(489)

	(77)	—	(413)	(759)
Reductions for securities sold (realized)	192	—	239	552

	$(3,475)	$(3,077)	$(3,475)	$(3,077)

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
     The Company believes that the remaining securities having unrealized losses at March 31, 2011 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Net Income (Loss) Per Share
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income (loss)	$(1,608)	$2,069	$(3,306)	$6,304

Weighted average common basic shares	48,192	47,994	48,125	47,943
Effect of dilutive securities	—	495	—	452

Weighted average common dilutive shares	48,192	48,489	48,125	48,395

Basic and diluted net income (loss) per share	$(0.03)	$0.04	$(0.07)	$0.13

     For both the three and nine months ended March 31, 2011, the computation of diluted net loss per share did not include 0.2 million shares of unvested restricted common stock as their inclusion would have been anti-dilutive. For both the three and nine months ended March 31, 2010, the computation of diluted net income per share included 0.5 million shares of unvested restricted common stock. Options to purchase 4.5 million and 4.6 million shares for both the three and nine months ended March 31, 2011 and 2010, respectively, were not included in the computation of diluted net income (loss) per share as their exercise prices were in excess of the average stock prices for the periods presented.
4. Income Taxes
     The provision (benefit) for income taxes consisted of the following (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Federal:
Current	$—	$—	$—	$—
Deferred	—	—	—	—

	—	—	—	—

State:
Current	(204)	124	37	327
Deferred	(98)	—	(98)	—

	(302)	124	(61)	327

	$(302)	$124	$(61)	$327

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Provision (benefit) for income taxes at statutory rate	$(669)	$768	$(1,178)	$2,321
Tax effect of:
Tax-exempt investment income	(4)	(4)	(12)	(12)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to income taxes	556	(602)	985	(2,031)
Restricted stock	136	—	217	—
State income taxes, net of federal income tax benefit	(302)	(67)	(61)	11
Other	(19)	29	(12)	38

	$(302)	$124	$(61)	$327

     The Company had a valuation allowance of $18.0 million and $16.9 million at March 31, 2011 and June 30, 2010, respectively, to reduce deferred tax assets to the amount that is more likely than not to be realized, which included all federal and substantially all state net deferred tax assets at March 31, 2011 and June 30, 2010. The change in the total valuation allowance for the nine months ended March 31, 2011 was an increase of $1.1 million. For the nine months ended March 31, 2011, the change in the valuation allowance included a reduction of $0.2 million related to deferred state income taxes.
     In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its deferred tax assets, management considered both positive and negative evidence. The Company placed greater weight on historical results than on the Company’s outlook for future profitability and established a deferred tax valuation allowance against all federal and substantially all state net deferred tax assets at March 31, 2011 and June 30, 2010. The deferred tax valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, the Company would record an income tax benefit for the adjustment.
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
6. Fair Value of Financial Instruments
     The carrying values and fair values of certain of the Company’s financial instruments at March 31, 2011 and June 30, 2010 were as follows (in thousands).

	March 31, 2011		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Investments, available-for-sale	$184,281	$184,281	$196,550	$196,550
Liabilities:
Debentures payable	41,240	18,323	41,240	19,701
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
7. Severance
     During March 2011, certain executive officers resigned from the Company. Under the terms of their employment agreements, the former officers will receive severance and related benefits for the period from March 2011 through March 2012, as well as accelerated vesting of certain outstanding stock options and all restricted common stock held by the former officers. Accordingly, the Company incurred a charge of $1.7 million, comprised of $1.3 million in accrued severance and benefits and a $0.4 million non-cash charge related to the vesting of certain unvested stock options and all unvested restricted common stock. The severance and benefit accrual is classified within other liabilities on the Company’s consolidated balance sheet. The severance and benefits charge is included in insurance operating expenses and the non-cash charge related to the vesting of certain unvested stock options and all unvested restricted common stock is included within stock-based compensation expense in the consolidated statements of operations. The insurance operations segment includes the accrued severance and benefits charge, and the real estate and corporate segment includes the accelerated vesting charge.
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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following table presents selected financial data by business segment (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues:
Insurance	$52,771	$56,087	$157,512	$167,114
Real estate and corporate	29	29	88	89

Consolidated total	$52,800	$56,116	$157,600	$167,203

Income (loss) before income taxes:
Insurance	$(115)	$3,609	$1,389	$11,645
Real estate and corporate	(1,795)	(1,416)	(4,756)	(5,014)

Consolidated total	$(1,910)	$2,193	$(3,367)	$6,631

	March 31,	June 30,
	2011	2010
Total assets:
Insurance	$345,703	$343,499
Real estate and corporate	13,389	12,843

Consolidated total	$359,092	$356,342

9. Recent Accounting Pronouncements
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
     In October 2010, the FASB issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force) (Topic 944) (“FASB ASU No. 2010-26”), which amends FASB ASC 944-340, Other Assets and Deferred Costs. FASB ASU No. 2010-26 clarifies what costs should be deferred by insurance companies when issuing or renewing insurance contracts. FASB ASU 2010-26 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The Company is currently evaluating the impact that the adoption of FASB ASU 2010-26 will have on its future consolidated financial statements.

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
General
     At March 31, 2011, we leased and operated 385 retail locations (or “stores”) staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In certain states, our employee-agents also sell other complementary insurance products underwritten by us. At March 31, 2011, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business — General” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 for additional information with respect to our business.
     The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Retail locations — beginning of period	393	409	394	418
Opened	—	—	1	—
Closed	(8)	(4)	(10)	(13)

Retail locations — end of period	385	405	385	405

     The following tables show the number of our retail locations by state.

	March 31,		December 31,		June 30,
	2011	2010	2010	2009	2010	2009
Alabama	24	25	25	25	25	25
Florida	31	34	31	34	31	39
Georgia	60	61	60	61	60	61
Illinois	68	75	73	76	74	78
Indiana	17	18	17	18	17	18
Mississippi	8	8	8	8	8	8
Missouri	12	12	12	12	12	12
Ohio	27	27	27	27	27	27
Pennsylvania	16	17	16	17	16	17
South Carolina	26	26	26	27	26	27
Tennessee	20	19	20	19	19	20
Texas	76	83	78	85	79	86
Total	385	405	393	409	394	418

Developments during the Quarter
     On March 1, 2011, we announced the resignation of Edward L. Pierce as President and Kevin P. Cohn as Senior Vice President and Chief Financial Officer. In light of these resignations, the Board of Directors of the Company elected Mark A. Kelly and Michael J. Bodayle as interim President and interim Chief Financial Officer, respectively. For a more detailed description of these management changes, see the Current Report on Form 8-K and Current Report on Form 8-K/A (Amendment No. 1) filed with the Securities and Exchange Commission (“SEC”) on March 2, 2011 and April 1, 2011, respectively.

FIRST ACCEPTANCE CORPORATION 10-Q
Consolidated Results of Operations
Overview
     Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to interest expense associated with debt, general corporate overhead expenses and the disposition of real estate held for sale. Our insurance operations generate revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:
•	premiums earned, including policy and renewal fees, from sales of policies written and assumed by our insurance company subsidiaries;

•	commission and fee income, including installment billing fees on policies written, agency fees and commissions and fees for other ancillary products and services; and

•	investment income earned on the invested assets of the insurance company subsidiaries.
     The following table presents premiums earned by state (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Premiums earned:
Georgia	$9,440	$9,918	$28,376	$30,780
Texas	5,891	6,233	17,508	17,858
Illinois	5,707	6,076	17,287	18,482
Florida	4,824	5,307	14,270	15,502
Alabama	4,174	4,727	12,686	14,645
Ohio	3,472	3,223	9,962	9,085
Tennessee	2,700	2,925	7,994	8,883
South Carolina	2,469	2,847	7,320	8,712
Pennsylvania	2,248	2,569	6,967	7,998
Indiana	1,144	1,266	3,410	3,699
Missouri	724	834	2,146	2,443
Mississippi	651	726	1,972	2,230

Total premiums earned	$43,444	$46,651	$129,898	$140,317

     The following table presents the change in the total number of policies in force (“PIF”) for the insurance operations. PIF increase as a result of new policies issued and decrease as a result of policies that are canceled or expire and are not renewed.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Policies in force — beginning of period	144,582	147,090	154,655	158,222
Net increase during period	16,006	22,513	5,933	11,381

Policies in force — end of period	160,588	169,603	160,588	169,603

FIRST ACCEPTANCE CORPORATION 10-Q
     The following tables present total PIF for the insurance operations segregated by policies that were sold through our open and closed retail locations as well as our independent agents. For our retail locations, PIF are further segregated by (i) new and renewal and (ii) liability-only or full coverage. New policies are defined as those policies issued to both first-time customers and customers who have reinstated a lapsed or cancelled policy. Renewal policies are those policies which renewed after completing their full uninterrupted policy term. Liability-only policies are defined as those policies including only bodily injury (or no-fault) and property damage coverages, which are the required coverages in most states. For comparative purposes, the PIF data with respect to closed retail locations for each of the periods presented below includes all retail locations closed as of March 31, 2011.

	March 31,
	2011	2010
Retail locations:
Open retail locations:
New	78,931	83,074
Renewal	77,704	77,222

	156,635	160,296

Closed retail locations:
New	404	2,845
Renewal	2,388	4,015

	2,792	6,860

Independent agents	1,161	2,447

Total policies in force	160,588	169,603

	March 31,
	2011	2010
Retail locations:
Open retail locations:
Liability-only	95,408	96,828
Full coverage	61,227	63,468

	156,635	160,296

Closed retail locations:
Liability-only	1,674	4,368
Full coverage	1,118	2,492

	2,792	6,860

Independent agents	1,161	2,447

Total policies in force	160,588	169,603

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

FIRST ACCEPTANCE CORPORATION 10-Q
     The following table presents the loss, expense and combined ratios for our insurance operations.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Loss and loss adjustment expense	72.7%	68.4%	74.6%	67.6%
Expense	31.1%	27.1%	27.8%	27.1%

Combined	103.8%	95.5%	102.4%	94.7%

     Excluding the severance and related benefits charges incurred in connection with the separation of certain executive officers of $1.3 million during March 2011, the expense ratios for the three and nine months ended March 31, 2011 were 28.0% and 26.8%, respectively, and the combined ratios for the three and nine months ended March 31, 2011 were 100.7% and 101.4%, respectively.
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
     Our consolidated investment portfolio was $184.3 million at March 31, 2011 and consisted of fixed maturity securities and an investment in a mutual fund, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At March 31, 2011, we had gross unrealized gains of $9.2 million and gross unrealized losses of $0.7 million.
     At March 31, 2011, 94.8% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized rating organizations. The average credit rating of our fixed maturity portfolio was AA- at March 31, 2011. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
     Investments in CMOs had a fair value of $35.5 million at March 31, 2011 and represented 20% of our fixed maturity portfolio. At March 31, 2011, 85% of our CMOs were considered investment grade by nationally recognized rating agencies. In addition, 78% of our CMOs were rated AAA and 64% of our CMOs were backed by agencies of the United States government. Of the non-agency backed CMOs, 38% were rated AAA.

FIRST ACCEPTANCE CORPORATION 10-Q
     The following table summarizes our investment securities at March 31, 2011 (in thousands).

	Amortized	Gross Unrealized	Gross Unrealized	Fair
March 31, 2011	Cost	Gains	Losses	Value
U.S. government and agencies	$26,686	$1,022	$—	$27,708
State	7,410	281	—	7,691
Political subdivisions	1,797	26	(15)	1,808
Revenue and assessment	26,203	967	(228)	26,942
Corporate bonds	72,456	4,202	(297)	76,361
Collateralized mortgage obligations:
Agency backed	21,132	1,427	—	22,559
Non-agency backed — residential	5,819	239	(140)	5,918
Non-agency backed — commercial	6,555	506	—	7,061
Redeemable preferred stock	176	—	(4)	172

Total fixed maturities, available-for-sale	168,234	8,670	(684)	176,220
Investment in mutual fund, available-for-sale	7,501	560	—	8,061

	$175,735	$9,230	$(684)	$184,281

     The following table sets forth the scheduled maturities of our fixed maturity securities at March 31, 2011 based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities with No	All
	Securities with	Securities with	Unrealized Gains or	Fixed Maturity
March 31, 2011	Unrealized Gains	Unrealized Losses	Losses	Securities
One year or less	$16,201	$—	$—	$16,201
After one through five years	72,948	—	—	72,948
After five through ten years	34,744	—	—	34,744
After ten years	10,733	6,056	—	16,789
No single maturity date	33,852	1,686	—	35,538

	$168,478	$7,742	$—	$176,220

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
     Our review of non-agency backed CMOs included an analysis of available information such as collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position in their respective capital structures and credit ratings from statistical rating agencies. We review quarterly projected cash flow analyses for each security utilizing current assumptions regarding (i) actual and anticipated delinquencies, (ii) delinquency transition-to-default rates and (iii) loss severities. Based on our quarterly reviews, we determined that there had not been an adverse change in projected cash flows, except in the case of those securities discussed in Note 2 to our consolidated financial statements which incurred OTTI charges of $0.4 million and $0.8 million for the nine months ended March 31, 2011 and 2010, respectively. We believe that the unrealized losses on the remaining non-agency backed CMOs are not necessarily predictive of the ultimate performance of the underlying collateral. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.
     We believe that the remaining securities having unrealized losses at March 31, 2011 were not other-than-temporarily impaired. We also do not intend to sell any of these securities and it is more likely than not that we will not be required to sell any of these securities before the recovery of their amortized cost basis.
Three and Nine Months Ended March 31, 2011 Compared with the Three and Nine Months Ended March 31, 2010
     Consolidated Results
     Revenues for the three months ended March 31, 2011 decreased 6% to $52.8 million from $56.1 million in the same period in the prior year. Loss before income taxes for the three months ended March 31, 2011 was $1.9 million, compared with income before income taxes of $2.2 million for the three months ended March 31, 2010. Net loss for the three months ended March 31, 2011 was $1.6 million, compared with net income of $2.1 million for the three months ended March 31, 2010. Basic and diluted net loss per share was $0.03 for the three months ended March 31, 2011, compared with basic and diluted net income per share of $0.04 for the three months ended March 31, 2010.
     Revenues for the nine months ended March 31, 2011 decreased 6% to $157.6 million from $167.2 million in the same period in the prior year. Loss before income taxes for the nine months ended March 31, 2011 was $3.4 million, compared with income before income taxes of $6.6 million for the nine months ended March 31, 2010. Net loss for the nine months ended March 31, 2011 was $3.3 million, compared with net income of $6.3 million for the nine months ended March 31, 2010. Basic and diluted net loss per share was $0.07 for the nine months ended March 31, 2011, compared with basic and diluted net income per share of $0.13 for the nine months ended March 31, 2010.

FIRST ACCEPTANCE CORPORATION 10-Q
     Insurance Operations
     Revenues from insurance operations were $52.8 million for the three months ended March 31, 2011, compared with $56.1 million for the three months ended March 31, 2010. Revenues from insurance operations were $157.5 million for the nine months ended March 31, 2011, compared with $167.1 million for the nine months ended March 31, 2010.
     Loss before income taxes from insurance operations for the three months ended March 31, 2011 was $0.1 million, compared with income before income taxes from insurance operations of $3.6 million for the three months ended March 31, 2010. Income before income taxes from insurance operations for the nine months ended March 31, 2011 was $1.4 million, compared with $11.6 million for the nine months ended March 31, 2010.
     Premiums Earned
     Premiums earned decreased by $3.2 million, or 7%, to $43.4 million for the three months ended March 31, 2011, from $46.7 million for the three months ended March 31, 2010. For the nine months ended March 31, 2011, premiums earned decreased by $10.4 million, or 7%, to $129.9 million from $140.3 million for the nine months ended March 31, 2010. The decreases in premiums earned were primarily due to a decline in the number of PIF from 169,603 at March 31, 2010 to 160,588 at March 31, 2011, which was impacted by the closure of underperforming stores. At March 31, 2011, we operated 385 stores, compared with 405 stores at March 31, 2010. Premiums earned were also negatively impacted by an increase in the percentage of PIF with liability-only coverage. Although the number of PIF sold through our open stores decreased from 160,296 at March 31, 2010 to 156,635 at March 31, 2011, for those policies quoted, we have experienced a higher close ratio for the three and nine months ended March 31, 2011 compared with the same periods in the prior year.
     Commission and Fee Income
     Commission and fee income decreased to $7.4 million for the three months ended March 31, 2011, from $7.5 million for the three months ended March 31, 2010. For the nine months ended March 31, 2011, commission and fee income increased 2% to $21.8 million from $21.4 million for the nine months ended March 31, 2010. This increase in commission and fee income was a result of higher fee income related to commissionable ancillary products sold through our retail locations offset by the decrease in the number of PIF.
     Investment Income
     Investment income was $2.0 million for both the three months ended March 31, 2011 and 2010. For the nine months ended March 31, 2011, investment income increased to $6.3 million from $6.0 million during the nine months ended March 31, 2010. This increase in investment income was primarily a result of the higher yield obtained on the mutual fund investment made in June 2010. At March 31, 2011 and 2010, the tax-equivalent book yields for our fixed maturities portfolio were 4.6% and 4.2%, respectively, with effective durations of 3.01 and 3.36 years, respectively.
     Net realized losses on investments, available-for-sale
     Net realized losses on investments, available-for-sale during the three months ended March 31, 2011 included $0.1 million of charges related to OTTI on certain non-agency backed CMOs. Net realized losses on investments, available-for-sale during the three months ended March 31, 2010 consisted of net realized losses on sales of securities.
     For the nine months ended March 31, 2011, net realized losses on investments, available-for-sale included $0.1 million in net realized gains on sales and $0.4 million of charges related to OTTI on certain non-agency backed CMOs. Net realized losses on investments, available-for-sale during the nine months ended March 31, 2010 included $0.3 million in net realized gains on sales and $0.8 million of charges related to OTTI on certain non-agency backed CMOs. For additional information with respect to the determination of OTTI losses on investment securities, see Note 2 to our consolidated financial statements.

FIRST ACCEPTANCE CORPORATION 10-Q
     Loss and Loss Adjustment Expenses
     The loss and loss adjustment expense ratio was 72.7% for the three months ended March 31, 2011, compared with 68.4% for the three months ended March 31, 2010. The loss and loss adjustment expense ratio was 74.6% for the nine months ended March 31, 2011, compared with 67.6% for the nine months ended March 31, 2010. We experienced favorable development related to prior periods of $0.6 million for the three months ended March 31, 2011, compared with $4.1 million for the three months ended March 31, 2010. For the nine months ended March 31, 2011, we experienced unfavorable development related to prior periods of $0.4 million, compared with favorable development of $10.2 million for the nine months ended March 31, 2010. The favorable development for the three months ended March 31, 2011 was primarily due to lower than anticipated paid severity on accidents occurring during the first six months of calendar year 2010. The lower than anticipated paid severity was primarily related to bodily injury and physical damage coverages in Georgia.
     Excluding the development related to prior periods, the loss and loss adjustment expense ratios for the three months ended March 31, 2011 and 2010 were 74.1% and 77.2%, respectively. Excluding the development related to prior periods, the loss and loss adjustment expense ratios for the nine months ended March 31, 2011 and 2010 were 74.4% and 74.9%, respectively. The decrease for the three months ended March 31, 2011 compared with the same period in the prior year was primarily due to lower than anticipated frequency of accidents in our property and physical damage coverages. The three and nine months ended March 31, 2011 were both impacted by higher loss adjustment expense resulting from (i) the increase in the percentage of claims related to liability-only coverage policies and (ii) increased investigative efforts with regards to no-fault claims in Florida.
     As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, we are in the process of implementing a new multivariate pricing program in all states in which we operate. We believe that this new pricing program will provide us with greater pricing segmentation and improve our pricing relative to the risk we are insuring. As of March 31, 2011, approximately 16% of our PIF have been underwritten using this new pricing program, which has been implemented in six of the twelve states in which we operate.
     Operating Expenses
     Insurance operating expenses increased 4% to $21.0 million for the three months ended March 31, 2011 from $20.1 million for the three months ended March 31, 2010. The increase was primarily a result of severance and related benefits charges of $1.3 million incurred in connection with the separation of certain executive officers during March 2011 offset by a reduction in costs (such as employee-agent commissions and premium taxes) that varied along with the decrease in premiums earned as well as savings realized from the closure of underperforming stores. For the nine months ended March 31, 2011, insurance operating expenses decreased 3% to $57.9 million from $59.4 million for the nine months ended March 31, 2010. The decrease was primarily a result of the reduction in costs offset by severance and related benefits charges noted above.
     The expense ratio was 31.1% for the three months ended March 31, 2011, compared with 27.1% for the three months ended March 31, 2010. The expense ratio was 27.8% for the nine months ended March 31, 2011, compared with 27.1% for the same period in the prior fiscal year. Excluding the severance and related benefits charges noted above, the expense ratios for the three and nine months ended March 31, 2011 were 28.0% and 26.8%, respectively, compared to 27.1% for both periods in the prior fiscal year. This increase for the three months ended March 31, 2011 compared with the same period in the prior year was primarily due to the decrease in premiums earned noted above.
     Overall, the combined ratio increased to 103.8% for the three months ended March 31, 2011 from 95.5% for the three months ended March 31, 2010. For the nine months ended March 31, 2011, the combined ratio increased to 102.4% from 94.7% for the nine months ended March 31, 2010. Excluding the severance and related benefits charges noted above, the combined ratios for the three and nine months ended March 31, 2011 were 100.7% and 101.4%, respectively.
     Provision (Benefit) for Income Taxes
     The benefit for income taxes was $0.3 million for the three months ended March 31, 2011 compared with the provision for income taxes of $0.1 million for the same period in the prior fiscal year. For the nine months ended March 31, 2011, the benefit for income taxes was $0.1 million compared with the provision for income taxes of $0.3 million for the same period in the prior fiscal year. The provision (benefit) for income taxes relates to current state income taxes for certain subsidiaries with taxable income. The current fiscal year includes an adjustment that reduced

FIRST ACCEPTANCE CORPORATION 10-Q
certain accrued state income taxes. At March 31, 2011 and 2010, we established a full valuation allowance against all federal and substantially all state net deferred tax assets.
     Real Estate and Corporate
     Loss before income taxes from real estate and corporate operations for the three months ended March 31, 2011 was $1.8 million, compared with a loss before income taxes from real estate and corporate operations of $1.4 million for the three months ended March 31, 2010. Loss before income taxes from real estate and corporate operations for the nine months ended March 31, 2011 was $4.8 million, compared with a loss before income taxes from real estate and corporate operations of $5.0 million for the nine months ended March 31, 2010. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $1.0 million and $2.9 million, respectively, of interest expense during the three and nine months ended March 31, 2011 and 2010 related to the debentures issued in June 2007.
     Liquidity and Capital Resources
     Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash used in operating activities for the nine months ended March 31, 2011 was $3.1 million compared with $0.4 million for the same period in the prior fiscal year. Net cash used in operating activities for the nine months ended March 31, 2011 and 2010 was primarily the result of a decrease in cash collected from premiums written. Net cash provided by investing activities for the nine months ended March 31, 2011 was $11.0 million compared with net cash used in investing activities of $44.2 million for the same period in the prior fiscal year. The nine months ended March 31, 2011 included net reductions in our investment portfolio of $11.4 million, while the same period in the prior fiscal year included net additions to our investment portfolio of $43.0 million. The net reductions in the current fiscal year were a result of maturities and paydowns. The net additions in the prior fiscal year were primarily the result of the reinvestment of the proceeds from sales in the prior fiscal year of investments to generate taxable income to utilize expiring tax net operating loss carryforwards.
     Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products to our insureds and, if necessary, the holding company may receive dividends from our insurance company subsidiaries. The holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At March 31, 2011, we had $10.4 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.
     The holding company has debt service requirements related to the debentures payable. The debentures are interest-only and mature in full in July 2037. Interest is fixed annually through July 2012 at $3.9 million. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which time the rate becomes variable (LIBOR plus 375 basis points).
     State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. Based on our earned surplus, we believe that we have total dividend capacity for the next twelve months of $18.2 million, of which $6.3 million is subject to regulatory approval.
     The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis, the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis, an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratios for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus were 1.5-to-1 at March 31, 2011. Based on our current forecast on a combined basis, we anticipate that our risk-based capital levels will be adequate and that our ratio of net premiums written to statutory capital and surplus will not exceed the 3-to-1 statutory guideline for the reasonably foreseeable future. We therefore believe that our insurance company subsidiaries have sufficient statutory capital and surplus available to support their net premium writings in this time frame.

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
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2011 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$182,420	$179,284	$176,220	$173,242	$170,352	$164,819

     The following table provides information about our fixed maturity investments at March 31, 2011 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and OTTI) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

			Securities
	Securities	Securities	with No
	with	with	Unrealized
	Unrealized	Unrealized	Gains or
Year Ended June 30,	Gains	Losses	Losses	Amount
2011	$3,175	$—	$—	$3,175
2012	16,210	—	—	16,210
2013	24,210	—	—	24,210
2014	20,365	—	—	20,365
2015	19,393	—	—	19,393
Thereafter	76,169	7,765	—	83,934

Total	$159,522	$7,765	$—	$167,287

Fair value	$168,478	$7,742	$—	$176,220

     On June 15, 2007, our trust entity, First Acceptance Statutory Trust I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points).

FIRST ACCEPTANCE CORPORATION 10-Q
Credit Risk
     Credit risk is managed by diversifying the portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. The largest investment in any one investment, excluding U.S. government and agency securities, is the $8.1 million investment in a single mutual fund, or 4% of the investment portfolio. The top five investments make up 13% of the investment portfolio. The average credit quality rating for our fixed maturity portfolio was AA- at March 31, 2011.
     The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized securities rating organizations at March 31, 2011 (in thousands).

		% of		% of
	Amortized	Amortized	Fair	Fair
Comparable Rating	Cost	Cost	Value	Value
AAA	$65,990	39.2%	$69,100	39.2%
AA+, AA, AA-	35,172	20.9%	37,075	21.1%
A+, A, A-	46,062	27.4%	47,934	27.2%
BBB+, BBB, BBB-	12,247	7.3%	12,924	7.3%

Total investment grade	159,471	94.8%	167,033	94.8%

Not rated	3,725	2.2%	3,742	2.1%

BB+, BB, BB-	1,664	1.0%	1,704	1.0%
B+, B, B-	1,119	0.7%	1,331	0.7%
CCC+, CCC, CCC-	1,005	0.6%	1,116	0.6%
CC+, CC, CC-	921	0.5%	840	0.5%
C+, C, C-	329	0.2%	454	0.3%

Total non-investment grade	5,038	3.0%	5,445	3.1%

Total	$168,234	100.0%	$176,220	100.0%

     The mortgage industry has experienced a rise in mortgage delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these increasing delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant declines in fair value. At March 31, 2011, our fixed maturity portfolio included three CMOs having sub-prime exposure with a fair value of $1.0 million and no exposure to Alt-A investments.
     Our investment portfolio consists of $36.4 million of municipal bonds, of which $22.5 million are insured. Of the insured bonds, 68% are insured with MBIA, 14% with AMBAC and 18% with XL Capital. These securities are paying their principal and periodic interest timely.
     The following table presents the underlying ratings at March 31, 2011, represented by the lower of either Standard and Poor’s, Fitch’s, or Moody’s ratings, of the municipal bond portfolio (in thousands).

	Insured		Uninsured		Total
		% of		% of		% of
	Fair	Fair	Fair	Fair	Fair	Fair
	Value	Value	Value	Value	Value	Value
AAA	$—	—	$4,661	34%	$4,661	13%
AA+, AA, AA-	11,870	53%	5,350	38%	17,220	47%
A+, A, A-	9,080	40%	3,881	28%	12,961	36%
BBB+, BBB, BBB-	1,599	7%	—	—	1,599	4%

Total	$22,549	100%	$13,892	100%	$36,441	100%

FIRST ACCEPTANCE CORPORATION 10-Q
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management team, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of March 31, 2011. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

FIRST ACCEPTANCE CORPORATION 10-Q
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information regarding repurchases by us of our common stock during the periods indicated (in thousands, except per share data). We repurchased 54,965 shares from employees during the three months ended March 31, 2011 to cover payroll withholding taxes in connection with the vesting of restricted common stock.

					Approximate
				Total Number of	Dollar Value of
		Total	Average	Shares Purchased	Shares that May
		Number	Price	as Part of Publicly	Yet Be Purchased
	Period	of Shares	Paid per	Announced Plans	Under the Plans or
Period Beginning	Ending	Purchased	Share	or Programs	Programs
January 1, 2011	January 31, 2011	—	—	—	—
February 1, 2011	February 28, 2011	1,754	$1.83	—	—
March 1, 2011	March 31, 2011	53,211	$1.83	—	—

Total		54,965	$1.83	—	—
Item 6. Exhibits
The following exhibits are attached to this report:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Interim Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FIRST ACCEPTANCE CORPORATION 10-Q
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION
May 9, 2011	By:	/s/ Michael J. Bodayle
Michael J. Bodayle
Vice President, Treasurer and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)