Form 10-K
period 2011-06-30
FIRST ACCEPTANCE CORP /DE/
filed 2011-08-31
CIK 1017907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on December 31, 2010, was $30,202,145. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock are affiliates of the registrant.
          As of August 31, 2011, there were 48,458,178 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     All of the information called for by Part III of this report is incorporated by reference to the Definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be held on November 15, 2011.

FIRST ACCEPTANCE CORPORATION 10-K

i

FIRST ACCEPTANCE CORPORATION 10-K
PART I
Item 1. Business
General
          First Acceptance Corporation (the “Company,” “we” or “us”) is a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. We currently write non-standard personal automobile insurance in 12 states and are licensed as an insurer in 13 additional states. We own and operate three insurance company subsidiaries: First Acceptance Insurance Company, Inc. (“FAIC”), First Acceptance Insurance Company of Georgia, Inc. (“FAIC-GA”) and First Acceptance Insurance Company of Tennessee, Inc. (“FAIC-TN”). Non-standard personal automobile insurance is made available to individuals who are categorized as “non-standard” because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type, and in most instances who are required by law to buy a minimum amount of automobile insurance. At August 31, 2011, we leased and operated 384 retail locations, staffed with employee-agents. Our employee-agents primarily sell non-standard personal automobile insurance products underwritten by us, as well as certain commissionable ancillary products and other insurance products. In select markets, we also sell our products through 13 retail locations operated by independent agents.
Personal Automobile Insurance Market
          Personal automobile insurance is the largest line of property and casualty insurance in the United States with, according to SNL Financial, an estimated market size of $166 billion in premiums earned for the year ended December 31, 2010. Personal automobile insurance provides drivers with coverage for liability to others for bodily injury and property damage and for physical damage to the driver’s vehicle from collision and other perils.
          The market for personal automobile insurance is generally divided into three product segments: non-standard, standard and preferred insurance. We believe that the premiums earned in the non-standard automobile insurance market segment in the United States represent between 15% and 25% of the total personal automobile insurance market.
Competition
          The non-standard personal automobile insurance business is highly competitive. We believe that our primary competition comes not only from national companies or their subsidiaries, but also from non-standard insurers and independent agents that operate only in specific regions or states. We compete against other vertically integrated insurance companies and independent agents that market insurance on behalf of a number of insurers. We compete with these other insurers on factors such as initial down payment, availability of monthly payment plans, price, customer service and claims service. We believe that our significant competitors are the Affirmative, Berkshire Hathaway (which includes GEICO), Bristol West, Direct General, Infinity, Permanent General, Progressive and Safe Auto insurance groups.
Our Business
          We are a vertically integrated business that acts as the agency, servicer and underwriter of non-standard personal automobile insurance. We believe our business model allows us to identify and satisfy the needs of our target customers and eliminates many of the inefficiencies associated with a non-integrated automobile insurance model. Our retail locations are staffed with employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us, as well as certain commissionable ancillary products. Our vertical integration, combined with our conveniently located retail locations, enables us to control the point of sale and to retain significant revenue that would otherwise be lost in a non-integrated insurance business model.
     We offer customers automobile insurance with low down payments, competitive monthly payments, convenient locations and a high level of personal service. This strategy makes it easier for our customers to obtain automobile insurance, which is legally mandated in the states in

FIRST ACCEPTANCE CORPORATION 10-K
which we currently operate. Currently, our policy renewal rate (the percentage of policies that are renewed after completion of the full uninterrupted policy term) is approximately 38%, which, due to the payment patterns of our customers, is lower than the average renewal rate of standard personal automobile insurance providers. However, we accept customers seeking insurance who have previously terminated coverage provided by us without imposing any additional requirements on such customers. Our business model and systems allow us to issue policies efficiently and, when necessary, cancel them to minimize the potential for credit loss while adhering to regulatory cancellation notice requirements.
          In addition to a low down payment and competitive monthly rates, we offer customers valuable face-to-face contact and speed of service as many of our customers prefer not to purchase a new automobile insurance policy over the phone or through the internet. Substantially all of our customers make their payments at our retail locations. For our customers, our employee-agents are not only the face of the Company, but also the preferred interface for buying insurance. Our policies are issued at the point of sale, and applications are processed in two business days, as opposed to the much longer period that is often typical in the automobile insurance industry.
          In the future, we may explore growth opportunities by introducing additional insurance products and expanding into new geographic markets through opening new retail locations and pursuing selective acquisitions, including acquisitions of local agencies who write non-standard automobile insurance for other insurance companies. We recognize a growing consumer demand to purchase personal automobile insurance over the phone and through the internet. We are focused on improving our ability to meet consumer expectations in these distribution channels.
Our Products
          Our core business involves issuing automobile insurance policies to individuals who are categorized as “non-standard,” based primarily on their inability or unwillingness to obtain insurance coverage from standard carriers due to various factors, including their payment history or need for monthly payment plans, failure to maintain continuous insurance coverage or driving record. We believe that a majority of our customers seek non-standard insurance due to their failure to maintain continuous coverage or their need for affordable monthly payments, rather than as a result of poor driving records. The majority of our customers purchase the minimum amount of coverage required by law.
          In addition to non-standard personal automobile insurance, we also offer our customers optional products that provide ancillary reimbursements and benefits in the event of an automobile accident. Those products generally provide reimbursements for medical expenses and hospital stays as a result of injuries sustained in an automobile accident, automobile towing and rental, bail bond premiums and ambulance services. We also offer and underwrite a tenant homeowner policy that provides contents and liability coverage to those of our customers who are renters.
Marketing
          Our marketing strategy is based on promoting brand recognition of our products and encouraging prospective customers to visit one of our retail locations. Our primary advertising strategy combines local print media advertising with low-cost television and radio advertising. We market our business under the name “Acceptance Insurance” in all areas except in the Chicago-area, where we currently use the names “Yale Insurance” and “Insurance Plus.”
Distribution
          We primarily distribute our products through our retail locations. We believe the local office concept is attractive to most of our customers, as they desire the face-to-face assistance they cannot receive via the internet or over the telephone. Our advertisements promote local phone numbers that are answered at either the local retail office or one of our regional customer service centers, which are located in Nashville, Tennessee and Chicago, Illinois. The entire sales process can be completed at the local retail office where the down payment is collected and a policy is issued. Future payments can be made either at the local office, by telephone, over the internet, or mailed to our Nashville customer service center.

FIRST ACCEPTANCE CORPORATION 10-K
          We recognize the growing consumer preferences to purchase personal automobile insurance over the phone and through the internet. We are focused on improving our ability to meet customer expectations in these distribution channels. Within the next twelve months we expect to be able to quote and bind policies over the phone and through the internet. As a part of these initiatives, we will add electronic signature capability to our current process. In most cases, this will eliminate the requirement for customers to visit our local offices to bind a policy.
Underwriting and Pricing
          Our underwriting and pricing systems are fully automated. We believe that these systems provide a competitive advantage to us because they give us the ability to capture relevant pricing information, improve efficiencies, increase the accuracy and consistency of underwriting decisions and reduce training costs.
          Pricing is generally based on the specific type of vehicle and the driver’s age, gender, marital status, driving experience and location. We also review loss trends in each of the states in which we operate to assess the adequacy of our rates and underwriting standards. We adjust rates periodically, as necessary, and as permitted by applicable regulatory authorities, to maintain or improve underwriting results in each market.
          During fiscal year 2010 we began the process of implementing a new pricing program that is based on multivariate analysis of our historical results and uses insurance scoring as a variable. We believe that this new pricing program provides us with greater pricing segmentation and improves our pricing relative to the risk we are insuring. Currently, approximately 32% of our policies in force (“PIF”) have been underwritten using this new pricing program, which has now been implemented in nine of the twelve states in which we operate. We plan to implement the new pricing program in the three remaining states in which we operate by December 2011.
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
          Our claims operation includes adjusters, appraisers, re-inspectors, special investigators and claims administrative personnel. We conduct our claims operations out of our Nashville office and through regional claims offices in Tampa, Florida and Chicago, Illinois. Our employees generally handle all claims from the initial report of the claim until the final settlement. We believe that directly employing claims personnel, rather than using independent contractors, results in improved customer service, lower loss payments and lower loss adjustment expenses. In territories where we do not believe a staff appraiser would be cost-effective, we utilize the services of independent appraisers to inspect physical damage to automobiles. The work of independent appraisers is supervised by regional staff appraisal managers.
          While we are strongly committed to settling promptly and fairly the meritorious claims of our customers and claimants, we are equally committed to defending against non-meritorious claims. Litigated claims and lawsuits are primarily managed by one of our specially trained litigation adjusters. Suspicious claims are referred to a special investigation unit. When a dispute arises, we seek to minimize our claims litigation defense costs by attempting to negotiate flat-fee representation with local outside counsel specializing in automobile insurance claim defense. We believe that our efforts to obtain high quality claims defense litigation services at a fixed or carefully controlled cost have helped us control claims losses and expenses.

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
          We periodically review our methods of establishing case and IBNR reserves and update them if necessary. Our actuarial staff reviews our reserves and loss trends on a quarterly basis. We believe that the liabilities that we have recorded for unpaid losses and loss adjustment expenses at June 30, 2011 are adequate to cover the final net cost of losses and loss adjustment expenses incurred through that date.
          The following table sets forth the year-end reserves since we began operations as an insurance company in 2004 and the subsequent development of these reserves through June 30, 2011. The purpose of the table is to show a “cumulative deficiency or redundancy” for each year which represents the aggregate amount by which original estimates of reserves at that year-end have changed in subsequent years. The top line of the table presents the net reserves at the balance sheet date for each of the years indicated. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including the IBNR reserve, at the end of each successive year. The next portion of the table presents the re-estimated amount of the previously recorded reserves based on experience at the end of each succeeding year, including cumulative payments since the end of the respective year. As more information becomes known about the payments and the frequency and severity of claims for individual years, the estimate changes accordingly. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves. Adverse loss development, which would be shown as a cumulative deficiency in the table, exists when the original reserve estimate is less than the re-estimated reserves. Information with respect to the cumulative development of gross reserves, without adjustment for the effect of reinsurance, also appears at the bottom portion of the table.

FIRST ACCEPTANCE CORPORATION 10-K
          In evaluating the information in the table below, you should note that each amount entered incorporates the cumulative effect of all changes in amounts entered for prior periods. Conditions and trends that have affected the development of liability in the past may not necessarily recur in the future.

At June 30 (in thousands)	2004	2005	2006	2007	2008	2009	2010	2011
Net liability for loss and loss adjustment expense reserves, originally estimated	$18,137	$39,289	$61,521	$91,137	$101,148	$83,895	$73,152	$68,291
Cumulative amounts paid at:
One year later	13,103	28,024	51,420	68,196	62,964	50,641	49,292
Two years later	16,579	34,754	61,627	84,095	78,232	64,644
Three years later	17,795	37,025	64,986	88,888	84,178
Four years later	18,472	37,802	66,721	91,129
Five years later	18,743	38,068	67,725
Six years later	18,894	38,393
Seven years later	18,979
Liability re-estimated at:
One year later	17,781	37,741	65,386	89,738	89,766	72,672	71,431
Two years later	17,244	38,226	68,491	92,860	86,726	73,593
Three years later	16,973	37,484	67,100	91,864	88,555
Four years later	17,978	38,289	67,599	93,422
Five years later	18,900	38,411	68,783
Six years later	18,975	38,583
Seven years later	19,084

Net cumulative redundancy (deficiency)	(947)	706	(7,262)	(2,285)	12,593	10,302	1,721

Gross liability — end of year	$30,434	$42,897	$62,822	$91,446	$101,407	$83,973	$73,198	$68,424
Reinsurance receivables	12,297	3,608	1,301	309	259	78	46	133

Net liability — end of year	$18,137	$39,289	$61,521	$91,137	$101,148	$83,895	$73,152	$68,291

Gross re-estimated liability — latest	$31,393	$41,933	$69,908	$93,783	$88,722	$73,710	$71,509
Re-estimated reinsurance receivables — latest	12,309	3,350	1,125	361	167	117	78

Net re-estimated — latest	$19,084	$38,583	$68,783	$93,422	$88,555	$73,593	$71,431

Gross cumulative redundancy (deficiency)	$(959)	$964	$(7,086)	$(2,337)	$12,685	$10,263	$1,690

          At June 30, 2011, we had $68.4 million of loss and loss adjustment expense reserves, which included $42.0 million in IBNR reserves and $26.4 million in case reserves. Reinsurance receivables of $0.1 million offset gross reserves of $68.4 million at June 30, 2011 in the above table. For a reconciliation of net loss and loss adjustment expense reserves from the beginning to the end of the year for the last three fiscal years, see Note 8 to our consolidated financial statements.
          As reflected in the table above, on reserves at June 30, 2010, we have experienced a favorable net reserve development of $1.7 million, which decreased our loss and loss adjustment expense reserves for prior accident years and increased our income before income taxes for the 2011 fiscal year. We believe that the favorable development for the year ended June 30, 2011 was primarily due to lower than anticipated severity of accidents occurring during the fiscal 2009 and 2010 accident years, specifically in bodily injury coverage in Texas, Tennessee and South Carolina and physical damage coverages in Georgia, partially offset by higher loss adjustment expenses specific to bodily injury and Florida no-fault coverages. The favorable development for the year ended June 30, 2010 was due to lower than anticipated severity of accidents occurring during the fiscal 2007 and 2008 accident years, primarily in bodily injury coverage in Georgia and South Carolina, an improvement in our claim handling practices and a shift in policy mix toward renewal policies, which have lower loss ratios than new policies.
          Loss and loss adjustment expense reserve estimates were reviewed on a quarterly basis and adjusted each quarter to reflect any favorable or adverse development. Development assumptions were based upon historical accident quarters. We analyzed our reserves for each type of coverage, by state and for loss and loss adjustment expense separately to determine our loss and loss adjustment expense reserves. To determine the best estimate, we reviewed the results of four estimation methods, including the reported development method, the paid development method, the reported Bornhuetter-Ferguson method and the paid Bornhuetter-Ferguson method for each set of data. In each quarterly review, we develop a point estimate for a subset of our business. We did not prepare separate point estimates for our entire business using each of the estimation methods. In determining our loss and loss adjustment expense reserves, we selected different estimation methods as appropriate for the various subsets of our business. The methods selected varied by coverage and by state, and considerations included the number and value of the case reserves for open claims, incurred and paid loss relativities, and suspected strengths and weaknesses for each of the procedures.

FIRST ACCEPTANCE CORPORATION 10-K
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
          Based upon the foregoing, we calculated a single point estimate of our net loss and loss adjustment expense reserves at June 30, 2011. We believe that estimate is our best estimate of our loss and loss adjustment expense reserves at June 30, 2011. The loss and loss adjustment expense reserves in our consolidated financial statements for the fiscal year ended June 30, 2011 are equal to the estimate determined by our actuarial staff.
          We believe that our estimate regarding changes in loss severity is the most significant factor that can potentially impact our IBNR reserve estimate. We believe that there is a reasonable possibility of increases or decreases in our estimated claim severities, with the largest potential changes occurring in the most recent accident years. An increase in loss severity of unpaid losses, ranging from 0.5% to 3.0% dependent upon the accident year, would result in adverse development of net loss and loss adjustment expense reserve levels at June 30, 2011 and a decrease in income before income taxes of approximately $5.9 million. Conversely, a comparable decrease in loss severity would result in favorable development of net loss and loss adjustment expense reserve levels at June 30, 2011 and an increase in income before income taxes of approximately $5.9 million.
Reinsurance
          Reinsurance is an arrangement in which a company called a reinsurer agrees in a contract to assume specified risks written by an insurance company, known as a ceding company, by paying the insurance company all or a portion of the insurance company’s losses arising under specified classes of insurance policies, in return for a reinsurance premium. Through August 31, 2004, our insurance companies ceded approximately 50% of their non-standard personal automobile insurance premiums and losses on a quota-share basis to unaffiliated reinsurers. Commencing August 1, 2010, our insurance companies began utilizing excess-of-loss reinsurance with an unaffiliated reinsurer to limit our exposure to losses under liability coverage’s for automobile insurance policies issued with limits greater than the minimum statutory requirements. Historically, the amount of such policies written by our insurance companies has not been material.
          Although FAIC is licensed in Texas, the majority of our business there is currently written by a managing general agency subsidiary through a program with a county mutual insurance company and is assumed by us through 100% quota-share reinsurance.
Ratings
          In December 2010, A.M. Best, which rates insurance companies based on factors of concern to policyholders, reaffirmed the ratings of our insurance company subsidiaries at “B (Fair)” with a Rating Outlook of “positive.” Publications of A.M. Best indicate that the “B (Fair)” rating, which is the seventh highest rating amongst a scale of 15 ratings, is assigned to those companies that in A.M. Best’s opinion have a fair ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A Rating Outlook is assigned to a rating to indicate its potential direction over an intermediate term, generally defined as 12 to 36 months. A positive outlook indicates a possible rating upgrade due to favorable financial/market trends relative to the current rating level.
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
          Required Licensing. We operate under licenses issued by various state insurance authorities. Such licenses may be of perpetual duration or periodically renewable, provided we continue to meet applicable regulatory requirements. The licenses govern, among other things, the types of insurance coverage’s and products that may be offered in the licensing state. Such licenses are typically issued only after an appropriate application is filed and prescribed criteria are met. All of our licenses are in good standing. Currently, we hold property and casualty insurance licenses in the following 25 states:

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

FIRST ACCEPTANCE CORPORATION 10-K
          Restrictions on Paying Dividends. We may at times rely on dividends from our insurance company subsidiaries to meet corporate cash requirements. State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s capital and surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Prior approval from state insurance regulatory authorities is generally required in order for an insurance company to declare and pay extraordinary dividends. The payment of ordinary dividends is limited by the amount of capital and surplus available to the insurer, as determined in accordance with state statutory accounting practices and other applicable limitations. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance company subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect. See Note 18 to our consolidated financial statements for a discussion of the ability of our insurance company subsidiaries to pay dividends.
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

FIRST ACCEPTANCE CORPORATION 10-K
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
          Unfair Claims Practices. Generally, insurance companies, adjusting companies and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices which could indicate a general business practice. Unfair claims practices include, but are not limited to:
•	misrepresenting pertinent facts or insurance policy provisions relating to coverage’s at issue;

•	failing to acknowledge and act reasonably promptly upon communications regarding claims arising under insurance policies;

•	failing to affirm or deny coverage of claims in a reasonable time after proof of loss statements have been completed;

•	attempting to settle claims for less than the amount to which a reasonable person would have believed such person was entitled;

•	attempting to settle claims on the basis of an application that was altered without notice to, knowledge or consent of the insured;

•	making known to insured’s or claimants a policy of appealing from arbitration awards in favor of insured’s or claimants for the purpose of compelling them to accept settlements or compromises less than the amount awarded in arbitration;

•	delaying the investigation or payment of claims by requiring an insured, claimant or the physician of either to submit a preliminary claim report and then requiring the subsequent submission of formal proof of loss forms, both of which submissions contain substantially the same information;

•	failing to settle claims promptly, where liability has become reasonably clear, under one portion of the insurance policy coverage in order to influence settlements under other portions of the insurance policy coverage; and

•	not attempting in good faith to effectuate prompt, fair and equitable settlements of claims in which liability has become reasonably clear.
          We set business conduct policies and conduct regular training to ensure that our employee-adjusters and other claims personnel are aware of these prohibitions, and we require them to conduct their activities in compliance with these statutes. To the best of our knowledge, we have not engaged in any unfair claims practices.
          Quarterly and Annual Financial Reporting. We are required to file quarterly and annual financial reports with states utilizing statutory accounting practices that are different from U.S. generally accepted accounting principles, which generally reflect our insurance company subsidiaries on a going concern basis. The statutory accounting practices used by state regulators, in keeping with the intent to assure policyholder protection, are generally based on a liquidation concept. For statutory financial information on our insurance company subsidiaries, see Note 18 to our consolidated financial statements included in this report.
          Periodic Financial and Market Conduct Examinations. The state insurance departments that have jurisdiction over our insurance company subsidiaries conduct on-site visits and examinations of the insurers’ affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Generally, these examinations are conducted every three to five years. If circumstances dictate, regulators are authorized to conduct special or target

FIRST ACCEPTANCE CORPORATION 10-K
examinations of insurers, insurance agencies and insurance adjusting companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination. FAIC has been examined by the Texas Department of Insurance for financial condition through December 31, 2007. FAIC-GA has been examined by the Georgia Department of Insurance for financial condition through December 31, 2007. FAIC-TN received an organizational examination by the Tennessee Department of Commerce and Insurance at December 4, 2006. Examinations of financial condition through December 31, 2010 for all three insurance companies are currently in process. During the fiscal year ended June 30, 2010, FAIC was examined for market conduct by the states of Illinois and Pennsylvania. None of our insurance company subsidiaries have ever been the subject of a target examination.
          Risk-Based Capital. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners, or “NAIC,” has adopted a formula and model law to implement risk-based capital, or “RBC,” requirements designed to assess the minimum amount of statutory capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. RBC is used to set capital requirements based on the size and degree of risk taken by the insurer and taking into account various risk factors such as asset risk, credit risk, underwriting risk, interest rate risk and other relevant business risks. The NAIC model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital decreases relative to its RBC, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. This calculation is performed on a calendar year basis, and at December 31, 2010, each of our insurance companies all maintained an RBC level that was in excess of an amount that would require any corrective actions on their part.
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
          At December 31, 2010, FAIC’s total adjusted capital was 6.2 times its authorized control level RBC, requiring no corrective action on FAIC’s part. Likewise, at December 31, 2010, FAIC-GA and FAIC-TN had total adjusted capital of 3.9 and 4.5, respectively, times their authorized control level RBC.

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
          At December 31, 2010, our insurance company subsidiaries did not have any IRIS ratios outside the defined ranges.
Employees
          At June 30, 2011, we had approximately 1,045 employees. Our employees are not covered by any collective bargaining agreements.
Available Information
          We file reports with the United States Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and other reports from time to time. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an internet site at www.sec.gov that contains our reports, proxy and information statements, and other information filed electronically. The SEC website address is provided as an inactive textual reference only, and the information provided on the SEC website is not part of this report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
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
Our business may be adversely affected by adverse economic conditions and other negative developments in the non-standard personal automobile insurance industry.
          Substantially all of our gross premiums written are generated from sales of non-standard personal automobile insurance policies. As a result of our concentration in this line of business, negative developments in the economic, competitive or regulatory conditions affecting the non-standard personal automobile insurance industry and our customers could reduce our revenues, increase our expenses or otherwise have a material adverse effect on our results of operations and financial condition. Continued weak economic conditions in the United States have resulted, and could continue to result, in fewer customers purchasing and maintaining non-standard personal automobile insurance policies and certain customers reducing their insurance coverage, which adversely impacts our revenues and profitability. Developments affecting the non-standard personal automobile insurance industry and our customers could have a greater effect on us compared with more diversified insurers that also sell other types of automobile insurance products or write other additional lines of insurance.
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
Due to our largely fixed cost structure, our profitability may decline if our sales volume declines significantly.
          Our reliance on leased retail locations staffed by employee-agents results in a cost structure that has a high proportion of fixed costs as compared with other more traditional insurers. In times of increasing sales volume, our acquisition cost per policy decreases, improving our expense ratio, which we believe is one of the significant advantages of our business model. However, in times of declining sales volume, the opposite occurs. Decreases in our sales volume, without corresponding decreases in our costs, would adversely impact our results of operations and profitability.
Our loss and loss adjustment expenses may exceed our reserves, which would adversely impact our results of operations and financial condition.
          We establish reserves for the estimated amount of claims under the terms of the insurance policies underwritten by our insurance company subsidiaries. The amount of the reserves is determined based on historical claims information, industry statistics and other factors. The establishment of appropriate reserves is an inherently uncertain process due to a number of factors, including the difficulty in predicting the frequency and severity of claims, the rate of inflation, changes in trends, ongoing interpretation of insurance policy provisions by courts, inconsistent decisions in lawsuits regarding coverage and broader theories of liability. Any changes in claims settlement practices can also lead to changes in loss payment patterns, which are used to estimate reserve levels. Our ability to accurately estimate our loss and loss adjustment expense reserves may be made more difficult by changes in our business, including entry into new markets, changes in sales practices, or changes in our customers’ purchasing habits. If our reserves prove to be inadequate, we will be required to increase our loss reserves and the amount of any such increase would reduce our income in the period that the deficiency is recognized. The historic development of reserves for loss and loss adjustment expenses may not necessarily reflect future trends in the development of these amounts. Consequently, our actual losses could materially exceed our loss reserves, which would have a material adverse effect on our results of operations and financial condition.

FIRST ACCEPTANCE CORPORATION 10-K
Our investment portfolio may suffer reduced returns or other-than-temporary impairment losses, which could reduce our profitability.
          Our results of operations depend, in part, on the performance of our investment portfolio. At June 30, 2011, substantially all of our investment portfolio was invested either directly or indirectly in debt securities, primarily in marketable, investment-grade, U.S. government securities, municipal bonds, corporate bonds and collateralized mortgage obligations. Fluctuations in interest rates and economic declines affect our returns on, and the fair value of, debt securities. Unrealized gains and losses on debt securities are recognized in other comprehensive income (loss) and increase or decrease our stockholders’ equity. At June 30, 2011, the fair value of our investment portfolio exceeded the amortized cost by $9.5 million. An increase in interest rates could reduce the fair value of our investments in debt securities. At June 30, 2011, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities and cash equivalents portfolio would have resulted in an estimated decrease in fair value of 3.4%, or approximately $6.1 million. Defaults by third parties who fail to pay or perform obligations could reduce our investment income and could also result in investment losses to our portfolio. See “Critical Accounting Estimates — Investments” in Item 7 of this report and Note 2 to our consolidated financial statements regarding determination of other-than-temporary impairment losses on investment securities.
Our business may be adversely affected by negative developments in the states in which we operate.
          We currently operate in 12 states located primarily in the Southeastern and Midwestern United States. For the year ended June 30, 2011, approximately 69% of our premiums earned were generated from insurance policies written in five states. Our revenues and profitability are affected by prevailing economic, demographic, regulatory, competitive and other conditions in the states in which we operate. Changes in any of these conditions could make it more costly or difficult for us to conduct business. Adverse regulatory developments, which could include reductions in the maximum rates permitted to be charged, restrictions on rate increases, fundamental changes to the design or implementation of the automobile insurance regulatory framework, or economic conditions that result in fewer customers purchasing or maintaining insurance (or purchasing or maintaining reduced coverage’s), could reduce our revenues, increase our expenses or otherwise have a material adverse effect on our results of operations and financial condition. These developments could have a greater effect on us, as compared with more diversified insurers that also sell other types of automobile insurance products, write other additional lines of insurance coverage’s or whose premiums are not concentrated in a single line of insurance.
Our business is highly competitive, which may make it difficult for us to market our core products effectively and profitably.
          The non-standard personal automobile insurance business is highly competitive. We believe that our primary insurance company competition comes not only from national insurance companies or their subsidiaries, but also from non-standard insurers and independent agents that operate in a specific region or single state in which we also operate. We believe that our significant competitors are the Affirmative, Berkshire Hathaway (which includes GEICO), Bristol West, Direct General, Infinity, Permanent General, Progressive and Safe Auto insurance groups. Some of our competitors have substantially greater financial and other resources than us, and they may offer a broader range of products or competing products at lower prices, and may offer products through multiple distribution channels. Our revenues, profitability and financial condition could be materially adversely affected if we are required to decrease or are unable to increase prices to stay competitive, or if we do not successfully retain our current customers and attract new customers.
          In addition, innovation by competitors or other market participants may increase the level of competition in the industry. This can include product, pricing, or marketing innovations, new or improved services, technology advances, or new modes of doing business that enhance the customer’s ability to shop and compare prices from multiple companies, among other initiatives. Our ability to react to such advances and navigate the new competitive environment is important to our success.

FIRST ACCEPTANCE CORPORATION 10-K
Our ability to attract, develop, and retain talented employees, managers, and executives, and to maintain appropriate staffing levels, is critical to our success.
          Our success depends on our ability to attract, develop, and retain talented employees, including executives, other key managers and employee-agents. Our loss of certain key employees, or the failure to attract and develop talented new executives and managers, could have a materially adverse effect on our business. In addition, we must forecast volume and other factors in changing business environments with reasonable accuracy and adjust our hiring and training programs and employment levels accordingly. Our failure to recognize the need for such adjustments, or our failure or inability to react appropriately on a timely basis, could lead either to over-staffing (which would adversely affect our cost structure) or under-staffing (impairing our ability to service our business) in one or more locations. In either such event, our financial results, customer relationships, and brand could be materially adversely affected.
Pricing, claim and coverage issues and class action litigation are continually emerging in the automobile insurance industry, and these issues could adversely impact our revenues, profitability, or our methods of doing business.
          As automobile insurance industry practices and regulatory, judicial and consumer conditions change, litigation and unexpected and unintended issues related to claims, coverage’s and business practices may emerge. These issues can have an adverse effect on our business by subjecting us to liability, changing the way we price and market our products, extending coverage beyond our underwriting intent, requiring us to obtain additional licenses or increasing the size of claims. Examples of some issues include:
•	concerns over the use of an applicant’s credit score or zip code as a factor in making risk selections and pricing decisions;

•	plaintiffs targeting automobile insurers in purported class action litigation relating to sales and marketing practices and claims-handling practices, such as total loss evaluation methodology, the use of aftermarket (non-original equipment manufacturer) parts and the alleged diminution in value to insured’s’ vehicles involved in accidents; and

•	consumer groups lobbying state legislatures to regulate and require separate licenses for individuals and companies engaged in the sale of ancillary products or services.
          The effects of these and other unforeseen emerging issues could subject us to liability or negatively affect our revenues, profitability, or our methods of doing business.
We may have difficulties successfully implementing and maintaining our new pricing program.
          We are currently implementing a new pricing program that is based on multivariate analysis of our historical results and will use insurance scoring as a variable. The new pricing program has been implemented in nine of the states in which we operate, and implementation in our remaining states is continuing. The success of our new pricing program will depend on our ability to properly design and accurately set rates in each of the states in which we currently operate. There are no assurances that this new pricing program will be approved by all of the insurance departments in these states. In addition, our success is also dependent upon our ability to develop and maintain information systems to effectively support the administration of this program. Our failure to properly design and price this new program could cause us to under price risks, which would negatively affect our loss ratio, or we could overprice risks, which could make our rates uncompetitive and reduce our number of policies in force. The inability to successfully implement this new program could adversely affect our operating results and financial condition.

FIRST ACCEPTANCE CORPORATION 10-K
Our business may be adversely affected if we do not underwrite risks accurately and charge adequate rates to policyholders.
          Our financial condition, cash flows, and results of operations depend on our ability to underwrite and set rates accurately for a full spectrum of risks. The role of the pricing function is to ensure that rates are adequate to generate sufficient premium to pay losses, loss adjustment expenses, and underwriting expenses, and to earn a profit. Pricing involves the acquisition and analysis of historical accident and loss data, and the projection of future accident trends, loss costs and expenses, and inflation trends, among other factors, for each of our products and in many different markets. As a result, our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:
•	the availability of sufficient reliable data;

•	uncertainties inherent in estimates and assumptions, generally;

•	our ability to conduct a complete and accurate analysis of available data;

•	our ability to timely recognize changes in trends and to predict both the severity and frequency of future losses with reasonable accuracy;

•	our ability to predict changes in certain operating expenses with reasonable accuracy;

•	the development, selection, and application of appropriate rating formulae or other pricing methodologies;

•	our ability to innovate with new pricing strategies, and the success of those innovations;

•	our ability to implement rate changes and obtain any required regulatory approvals on a timely basis;

•	our ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation, or regulatory action;

•	the occurrence and severity of catastrophic events, such as hurricanes, hail storms, other severe weather, and terrorist events;

•	our understanding of the impact of ongoing changes in our claim settlement practices; and

•	changing driving patterns.
          The realization of one or more of such risks may result in our pricing being based on inadequate or inaccurate data or inappropriate analyses, assumptions, or methodologies, and may cause us to estimate incorrectly future changes in the frequency or severity of claims. As a result, we could under price risks, which would negatively affect our underwriting profit margins, or we could overprice risks, which could reduce our volume and competitiveness. In either event, our operating results, financial condition, and cash flows could be materially adversely affected. In addition, under pricing insurance policies over time could erode the surplus of one or more of our insurance subsidiaries, constraining our ability to write new business.
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
          As a result of purchase accounting for our business combination transactions, our consolidated balance sheet at June 30, 2011 contained intangible assets designated as goodwill and other identifiable intangible assets totaling $25.9 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

FIRST ACCEPTANCE CORPORATION 10-K
Our insurance company subsidiaries are subject to regulatory restrictions on paying dividends to our holding company.
          Our holding company may rely, in part, on receiving dividends from the insurance company subsidiaries to pay its obligations. State insurance laws limit the ability of our insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. These restrictions affect the ability of our insurance company subsidiaries to pay dividends to our holding company and may require our subsidiaries to obtain the prior approval of regulatory authorities, which could slow the timing of such payments or reduce the amount that can be paid. The limits on the amount of dividends that can be paid by our insurance company subsidiaries may affect the ability of our holding company to pay its obligations. The dividend-paying ability of the insurance company subsidiaries is discussed in Note 18 to our consolidated financial statements.
Our ability to use net operating loss carry forwards to reduce tax payments may be limited by applicable law.
          Based on our calculations and in accordance with the rules stated in the Internal Revenue Code of 1986, as amended (the “Code”), we do not believe that any “ownership change,” as described in the following paragraph and as defined in Section 382 of the Code, has occurred with respect to our net operating losses (“NOLs”) and accordingly we believe that there was no annual limitation under Section 382 of the Code on our ability to use NOLs to reduce our past taxable income. We did not obtain, and do not plan to obtain, an Internal Revenue Service (“IRS”) ruling or opinion of counsel regarding either of these conclusions. All NOLs that were subject to Section 382 as a result of the April 2004 acquisition of USAuto Holdings, Inc. (“US Auto”) have now expired. However, related NOLs of $18.4 million were utilized in years still subject to examination by federal tax authorities.
          Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership of our total capital stock by more than 50 percentage points in any three-year period. If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount (the “Section 382 limitation”) equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the IRS. In the event of an ownership change, NOLs that exceed the Section 382 limitation in any year will continue to be allowed as carry forwards for the remainder of the carry forward period and such excess NOLs can be used to offset taxable income for years in the carry forward period subject to the Section 382 limitation in each year. Regardless of whether an ownership change occurs, the carry forward period for NOLs is 20 years from the year in which the losses giving rise to the NOLs were incurred. The most recent losses that gave rise to our current NOLs were incurred in 2011 and will expire in 2031. If the carry forward period for any NOL were to expire before that NOL had been fully utilized, the use of the unutilized portion of that NOL would be permanently prohibited. Our use of new NOLs arising after the date of an ownership change would not be affected by the Section 382 limitation, unless there were another ownership change after those new NOLs arose.
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
          Code Section 269 permits the IRS to disallow any deduction, credit or allowance, including the utilization of NOLs, that otherwise would not be available but for the acquisition of control of a corporation, including acquisition by merger, for the principal purpose of avoiding federal income taxes, including avoidance through the use of NOLs. If the IRS were to assert that the principal purpose of the April 2004 acquisition of USAuto was the avoidance of federal income tax, we would have the burden of proving that this was not the principal purpose. The determination of the principal purpose of a transaction is purely a question of fact and requires an analysis of all the facts and circumstances surrounding the transaction. Courts generally have been reluctant to apply Code Section 269 where a reasonable business purpose existed for the timing and form of the transaction, even if the availability of tax benefits was also an acknowledged consideration in the transaction. We think that Code Section 269 should not apply to the acquisition of USAuto because we can show that genuine business purposes existed for the USAuto acquisition and that tax avoidance was not the principal purpose for the merger. Our primary objective of the merger was to seek long-term growth for our stockholders through an acquisition. To that end, we redeployed a significant amount of our existing capital and offered our existing stockholders the right to make a substantial additional investment in the Company to facilitate the acquisition of USAuto. If, nevertheless, the IRS were to assert that Code Section 269 applied and if such assertion were sustained, the utilization of our past NOLs would be severely limited or extinguished. Due to the fact that the application of Code Section 269 is ultimately a question of fact, there can be no assurance that the IRS would not prevail if it were to assert the application of Code Section 269.

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
          Failure to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Any changes in existing RBC standards or minimum statutory capital and surplus requirements may require our insurance company subsidiaries to increase their statutory capital and surplus levels, which they may be unable to do. This calculation is performed on a calendar year basis, and at December 31, 2010, our insurance company subsidiaries maintained RBC levels in excess of an amount that would require any corrective actions on their part.
          State regulators also screen and analyze the financial condition of insurance companies using the NAIC IRIS system. As part of IRIS, the NAIC database generates key financial ratio results obtained from an insurer’s annual statutory statements. A ratio result falling outside the defined range of IRIS ratios may result in further examination by a state regulator to determine if corrective action is necessary. At December 31, 2010, our insurance company subsidiaries had no IRIS ratios outside the defined ranges. We cannot assure you however that regulatory authorities will not conduct any such examination of the financial condition of our insurance company subsidiaries, or of the outcome of any such investigation. See “Item 1. Business — Regulatory Environment.”
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
          Our business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events, such as severe winter weather, hurricanes, tornados, windstorms, earthquakes, hailstorms, thunderstorms and fires, and other events, such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. Severe weather conditions generally result in more automobile accidents and damage, leading to an increase in the number of claims filed and/or the amount of compensation sought by claimants.
We may have difficulties in managing any expansion into new markets.
          Our future growth plans may include expanding into new states by opening new retail locations, acquiring the business and assets of other companies, or introducing additional insurance products or distribution methods. In order to grow our business successfully, we must apply for and maintain necessary licenses, properly design and price our products and identify, hire and train new employees. Our expansion would also place significant demands on our existing management, operations, systems, accounting, internal controls and financial resources. Any failure by us to manage growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.

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
          Our growth strategy may include acquiring other companies and businesses. In order to grow our business by acquisition, we must identify acquisition candidates and successfully integrate the acquired operations. We could face increased costs if we are unable to successfully integrate the operations of any acquired business into our operations, and we could experience disruption of our business and distraction of our management, which may not be offset by corresponding increases in revenues. The integration of operations after an acquisition is subject to risks, including, among others, loss of key personnel of the acquired company, difficulty associated with assimilating the personnel, information systems and operations of the acquired company, potential disruption of ongoing business, maintenance of uniform standards, controls, procedures and policies and impairment of the acquired company’s reputation and relationships with its employees and clients. It is also possible that we may not realize, either at all or in a timely manner, any or all benefits from acquisitions and may incur significant costs in connection with any acquisitions. Failure to successfully integrate any acquisitions could materially adversely affect the results of our operations.
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

FIRST ACCEPTANCE CORPORATION 10-K
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
Our success depends partly on our ability to efficiently manage complexity.
          The fast pace of change and innovation in our business, combined with ongoing technological, regulatory, and other developments, results in significant levels of complexity in our products and in the systems and processes we use to run our business. The complexity may create a barrier to implementing certain new ideas, and may lead to the increased possibility of error in executing our business strategies, as well as difficult management decisions regarding the allocation of available resources (such as information technology resources) for multiple potential initiatives or projects. Our inability to manage this complexity effectively, to bring new ideas to market, to allocate and prioritize appropriately our resources, or to prevent errors could result in substantially increased costs, liability to third parties, regulatory investigations and sanctions, poor customer experiences, and damage to our brand.
Provisions in our certificate of incorporation and bylaws may prevent a takeover or a change in management that you may deem favorable.
          Our certificate of incorporation contains prohibitions on the transfer of our common stock to avoid limitations on the use of the NOL carryforwards and other federal income tax attributes. These restrictions could prevent or inhibit a third party from acquiring us. Our certificate of incorporation generally prohibits, without the prior approval of our board of directors, any transfer of common stock, any subsequent issue of voting stock or stock that participates in our earnings or growth, and certain options with respect to such stock, if the transfer of such stock or options would (i) cause any group or person to own 4.9% or more, by aggregate value, of the outstanding shares of our common stock, (ii) increase the ownership position of any person or group that already owns 4.9% or more, by aggregate value, of the outstanding shares of our common stock, or (iii) cause any person or group to be treated like the owner of 4.9% or more, by aggregate value, of our outstanding shares of common stock for tax purposes.
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

	Price Range
	High	Low
Year Ended June 30, 2010
First Quarter	$3.12	$1.92
Second Quarter	2.80	1.68
Third Quarter	2.63	1.78
Fourth Quarter	2.28	1.55

Year Ended June 30, 2011
First Quarter	$1.87	$1.57
Second Quarter	1.95	1.60
Third Quarter	2.00	1.63
Fourth Quarter	2.05	1.62
          The closing price of our common stock on August 30, 2011 was $1.46.
Holders
          According to the records of our transfer agent, there were approximately 450 holders of record of our common stock on August 30, 2011, including record holders such as banks and brokerage firms who hold shares for beneficial holders, and 48,458,178 shares of our common stock were outstanding.
Dividends
          We paid no dividends during the two most recent fiscal years. We do not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.
Stock Transfer Restrictions
          Our certificate of incorporation (the “Charter”) contains prohibitions on the transfer of our common stock to avoid limitations on the use of our NOL carryforwards and other federal income tax attributes. The Charter generally prohibits, without the prior approval of our Board of Directors, any transfer of common stock, any subsequent issue of voting stock or stock that participates in our earnings or growth, and certain options with respect to such stock, if the transfer of such stock would cause any group or person to own 4.9% or more (by aggregate value) of our outstanding shares or cause any person to be treated like the owner of 4.9% or more (by aggregate value) of our outstanding shares for tax purposes. Transfers in violation of this prohibition will be void, unless our Board of Directors consents to the transfer. If void, upon our demand, the purported transferee must return the shares to our agent to be sold, or if already sold, the purported transferee must forfeit some, or possibly all, of the sale proceeds. In connection with certain changes in the ownership of the holders of our shares, we may require the holder to dispose of some or all of such shares. For this purpose, “person” is defined broadly to mean any individual, corporation, estate, debtor, association, company, partnership, joint venture, or similar organization.

FIRST ACCEPTANCE CORPORATION 10-K
Performance Graph
          The following graph compares the total cumulative shareholder return for $100 invested in our common shares against the cumulative total return of the Russell 3000 Index and the S&P Property & Casualty Insurance Index on June 30, 2006 to the end of the most recently completed fiscal year.

	June 30,
	2006	2007	2008	2009	2010	2011
First Acceptance Corporation	100.00	86.25	27.16	18.08	14.52	15.70
Russell 3000	100.00	120.07	104.84	76.99	89.09	117.93
S&P Property & Casualty Insurance	100.00	114.39	80.09	62.31	78.97	84.72
Unregistered Sales of Equity Securities and Use of Proceeds
          The following table provides information regarding repurchases by us of our common stock during the periods indicated. We repurchased 3,350 shares from employees during the three months ended June 30, 2011 to cover payroll withholding taxes in connection with the vesting of restricted common stock.

Approximate
				Total Number of	Dollar Value of
		Total	Average	Shares Purchased	Shares that May
		Number	Price	as Part of Publicly	Yet Be Purchased
Period	Period	of Shares	Paid per	Announced Plans	Under the Plans or
Beginning	Ending	Purchased	Share	or Programs	Programs
April 1, 2011	April 30, 2011	3,350	$1.84	—	—
May 1, 2011	May 31, 2011	—	—	—	—
June 1, 2011	June 30, 2011	—	—	—	—

Total		3,350	$1.84	—	—

FIRST ACCEPTANCE CORPORATION 10-K
Item 6. Selected Financial Data
          The following tables provide selected historical consolidated financial and operating data of the Company at the dates and for the periods indicated. In conjunction with the data provided in the following tables and in order to more fully understand our historical consolidated financial and operating data, you should also read our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included in this report. We derived our selected historical consolidated financial data at June 30, 2011 and 2010 and for the years ended June 30, 2011, 2010 and 2009 from our consolidated financial statements included in this report. We derived our selected historical consolidated financial data at June 30, 2009, 2008 and 2007 and for the years ended June 30, 2008 and 2007 from our consolidated financial statements which are not included in this report. The results for past periods are not necessarily indicative of the results to be expected for any future period.

	Year Ended June 30,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Premiums earned	$173,041	$187,046	$224,113	$285,914	$300,661
Commission and fee income	29,483	28,852	31,759	36,479	37,324
Investment income	8,395	7,958	9,504	11,250	8,863
Net realized gains (losses) on investments, available-for-sale	(185)	(683)	89	(1,244)	(61)
Other	—	—	—	—	850

	210,734	223,173	265,465	332,399	347,637

Costs and expenses:
Losses and loss adjustment expenses	129,167	126,995	149,277	219,943	241,908
Insurance operating expenses	77,822	79,833	87,124	98,433	97,629
Other operating expenses	1,369	2,233	1,307	2,415	2,623
Litigation settlement	(9)	(361)	1,570	7,468	—
Stock-based compensation	998	1,048	2,053	1,507	1,063
Depreciation and amortization	1,605	2,013	1,910	1,679	1,624
Interest expense	3,930	3,931	4,138	4,977	1,874
Goodwill and intangible assets impairment(1)	52,434	—	67,990	—	—

	267,316	215,692	315,369	336,422	346,721

Income (loss) before income taxes	(56,582)	7,481	(49,904)	(4,023)	916
Provision for income taxes(1)	198	441	18,396	13,822	17,586

Net income (loss)	$(56,780)	$7,040	$(68,300)	$(17,845)	$(16,670)

Per Share Data:
Net income (loss) per share:
Basic	$(1.18)	$0.15	$(1.43)	$(0.37)	$(0.35)
Diluted	$(1.18)	$0.15	$(1.43)	$(0.37)	$(0.35)
Number of shares used to calculate net income (loss) per share:
Basic	48,171	47,961	47,664	47,628	47,584
Diluted	48,171	48,418	47,664	47,628	47,584

(1)	The year ended June 30, 2011 includes a goodwill and intangible assets impairment charge of $52.4 million. The year ended June 30, 2009 includes a goodwill impairment charge of $68.0 million, a related increase in the tax provision of $15.3 million, and a tax benefit of $5.1 million related to the utilization of federal net operating loss (“NOL”) carryforwards that were previously reserved for through a valuation allowance. The provision for income taxes for the year ended June 30, 2008 includes a charge of $11.4 million related to the expiration of certain federal NOL carryforwards as well as an increase in the valuation allowance of $3.6 million for the deferred tax asset for certain federal NOL carryforwards resulting in a charge totaling $15.0 million. The provision for income taxes for the year ended June 30, 2007 includes an increase in the valuation allowance for the deferred tax asset of $6.9 million as well as $10.0 million related to the expiration of certain federal NOL carryforwards resulting in a charge totaling $16.9 million.

FIRST ACCEPTANCE CORPORATION 10-K

	June 30,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and total investments	$216,120	$222,734	$217,512	$228,216	$210,716
Total assets	296,294	356,342	358,956	473,230	498,892
Loss and loss adjustment expense reserves	68,424	73,198	83,973	101,407	91,446
Notes and debentures payable	41,240	41,240	41,240	45,153	64,300
Total liabilities	174,066	179,152	199,100	247,771	259,408
Total stockholders’ equity	122,228	177,190	159,856	225,459	239,484

Book value per common share	$2.52	$3.65	$3.31	$4.69	$5.03
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
          At August 31, 2011, we leased and operated 384 retail locations (or “stores”) staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary tenant homeowner insurance product underwritten by us. At August 31, 2011, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states.
          The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Year Ended June 30,
	2011	2010
Retail locations — beginning of period	394	418
Opened	1	1
Closed	(10)	(25)

Retail locations — end of period	385	394

          The following table shows the number of our retail locations by state.

	June 30,
	2011	2010	2009
Alabama	24	25	25
Florida	31	31	39
Georgia	60	60	61
Illinois	68	74	78
Indiana	17	17	18
Mississippi	8	8	8
Missouri	12	12	12
Ohio	27	27	27
Pennsylvania	16	16	17
South Carolina	26	26	27
Tennessee	20	19	20
Texas	76	79	86

Total	385	394	418

Developments during the Year
          On March 1, 2011, we announced the resignation of Edward L. Pierce as our President and Kevin P. Cohn as our Senior Vice President and Chief Financial Officer. In light of these resignations, the Board of Directors of the Company elected Mark A. Kelly and Michael J. Bodayle as interim President and interim Chief Financial Officer, respectively. On May 17, 2011, the Board of Directors appointed John R. Barnett as Senior Vice President of Finance, in which capacity Mr. Barnett will serve as the Company’s principal financial and accounting officer. For a more detailed description of these management changes, see our Current Reports on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on March 2, 2011, April 1, 2011 and May 23, 2011.

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
          The following table presents selected financial data for our insurance operations and real estate and corporate segments (in thousands).

	Year Ended June 30,
	2011	2010	2009
Revenues:
Insurance	$210,618	$223,054	$265,341
Real estate and corporate	116	119	124

Consolidated total	$210,734	$223,173	$265,465

Income (loss) before income taxes:
Insurance	$(50,407)	$14,568	$(42,536)
Real estate and corporate	(6,175)	(7,087)	(7,368)

Consolidated total	$(56,582)	$7,481	$(49,904)

          Our insurance operations generate revenues primarily from selling, servicing and underwriting non-standard personal automobile insurance policies and related products in 12 states. We conduct our underwriting operations through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:
•	premiums earned, including policy and renewal fees, from sales of policies written and assumed by our insurance company subsidiaries;

•	commission and fee income, including installment billing fees on policies written, agency fees and commissions and fees for other ancillary products and services; and

•	investment income earned on the invested assets of the insurance company subsidiaries.
          The following table presents gross premiums earned by state (in thousands). Effective August 1, 2010, our insurance company subsidiaries began utilizing excess-of-loss reinsurance with an unaffiliated reinsurer to limit our exposure to losses under liability coverages for automobile insurance policies issued with limits greater than the minimum statutory requirements.

	Year Ended June 30,
	2011	2010	2009
Gross premiums earned:
Georgia	$37,666	$40,712	$49,762
Texas	23,262	24,243	25,971
Illinois	22,916	24,550	27,583
Florida	19,361	20,808	26,113
Alabama	16,871	19,338	23,948
Ohio	13,518	12,452	12,914
Tennessee	10,627	11,764	15,269
South Carolina	9,803	11,424	17,887
Pennsylvania	9,186	10,566	11,437
Indiana	4,547	4,962	5,537
Missouri	2,825	3,261	3,907
Mississippi	2,630	2,966	3,785

Total gross premiums earned	173,212	187,046	224,113
Premiums ceded	(171)	—	—

Total net premiums earned	$173,041	$187,046	$224,113

FIRST ACCEPTANCE CORPORATION 10-K
          The following table presents the change in the total number of policies in force (“PIF”) for the insurance operations. PIF increase as a result of new policies issued and decrease as a result of policies that are canceled or expire and are not renewed.

	Year Ended June 30,
	2011	2010	2009
Policies in force — beginning of period	154,655	158,222	194,079
Net decrease during period	(10,245)	(3,567)	(35,857)

Policies in force — end of period	144,410	154,655	158,222

          The following tables present total PIF for the insurance operations segregated by policies that were sold through our open and closed retail locations as well as our independent agents. For our retail locations, PIF are further segregated by (i) new and renewal and (ii) liability-only or full coverage. New policies are defined as those policies issued to both first-time customers and customers who have reinstated a lapsed or cancelled policy. Renewal policies are those policies which renewed after completing their full uninterrupted policy term. Liability-only policies are defined as those policies including only bodily injury (or no-fault) and property damage coverages, which are the required coverages in most states. For comparative purposes, the PIF data with respect to closed retail locations for each of the periods presented below includes all retail locations closed at June 30, 2011.

	June 30,
	2011	2010
Retail locations:
Open retail locations:
New	63,957	69,746
Renewal	76,215	77,193

	140,172	146,939

Closed retail locations:
New	177	1,763
Renewal	2,133	3,769

	2,310	5,532

Independent agents	1,928	2,184

Total policies in force	144,410	154,655

	June 30,
	2011	2010
Retail locations:
Open retail locations:
Liability-only	85,439	89,096
Full coverage	54,733	57,843

	140,172	146,939

Closed retail locations:
Liability-only	1,354	3,472
Full coverage	956	2,060

	2,310	5,532

Independent agents	1,928	2,184

Total policies in force	144,410	154,655

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

FIRST ACCEPTANCE CORPORATION 10-K
          Expense Ratio — Expense ratio is the ratio (expressed as a percentage) of insurance operating expenses to net premiums earned. Insurance operating expenses are reduced by commission and fee income from insureds. This is a measurement that illustrates relative management efficiency in administering our operations.
          Combined Ratio — Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, an insurance company cannot be profitable without sufficient investment income.
          The following table presents the loss, expense and combined ratios for our insurance operations.

	Year Ended June 30,
	2011	2010	2009
Loss and loss adjustment expense	74.7%	67.9%	66.6%
Expense	27.9%	27.3%	24.7%

Combined	102.6%	95.2%	91.3%

          Excluding the severance and related benefits charges incurred in connection with the separation of certain executive officers of $1.3 million during March 2011, the expense and combined ratios for the year ended June 30, 2011 were 27.2% and 101.8%, respectively.
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
          The value of our consolidated investment portfolio was $186.8 million at June 30, 2011 and consisted of fixed maturity securities and an investment in a mutual fund, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At June 30, 2011, we had gross unrealized gains of $10.1 million and gross unrealized losses of $0.6 million in our consolidated investment portfolio.
          At June 30, 2011, 95.5% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized rating organizations. The average credit rating of our fixed maturity portfolio was AA- at June 30, 2011. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.
          Investments in CMOs had a fair value of $33.6 million at June 30, 2011 and represented 19% of our fixed maturity portfolio. At June 30, 2011, 84% of our CMOs were considered investment grade by nationally recognized rating agencies. In addition, 76% of our CMOs were rated AAA and 62% of our CMOs were backed by agencies of the United States government. Of the non-agency backed CMOs, 36% were rated AAA.

FIRST ACCEPTANCE CORPORATION 10-K
          The following table summarizes our investment securities at June 30, 2011 (in thousands).

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government and agencies	$24,897	$1,250	$—	$26,147
State	7,396	280	—	7,676
Political subdivisions	1,798	20	(1)	1,817
Revenue and assessment	25,819	1,123	(171)	26,771
Corporate bonds	78,199	4,686	(240)	82,645
Collateralized mortgage obligations:
Agency backed	19,541	1,440	—	20,981
Non-agency backed — residential	5,758	243	(173)	5,828
Non-agency backed — commercial	6,215	556	(11)	6,760
Redeemable preferred stock	176	—	(3)	173

Total fixed maturities, available-for-sale	169,799	9,598	(599)	178,798
Investment in mutual fund, available-for-sale	7,501	516	—	8,017

	$177,300	$10,114	$(599)	$186,815

          The following table sets forth the scheduled maturities of our fixed maturity securities at June 30, 2011 based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities with No	All
	Securities with	Securities with	Unrealized Gains or	Fixed Maturity
	Unrealized Gains	Unrealized Losses	Losses	Securities
One year or less	$14,120	$80	$1,500	$15,700
After one through five years	75,186	26	—	75,212
After five through ten years	37,510	—	—	37,510
After ten years	8,980	7,827	—	16,807
No single maturity date	31,450	2,119	—	33,569

	$167,246	$10,052	$1,500	$178,798

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
          Securities with declines attributable to issuer-specific fundamentals are reviewed to identify all available evidence to estimate the potential for impairment. Resources used include historical financial data included in filings with the SEC for corporate bonds and performance data regarding the underlying loans for CMOs. Securities with declines attributable solely to market or sector declines where we do not intend to sell the security and it is more likely than not that we will not be required to sell the security before the full recovery of its amortized cost basis are not deemed to be other-than-temporarily impaired.

FIRST ACCEPTANCE CORPORATION 10-K
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
          Our review of non-agency backed CMOs included an analysis of available information such as collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position in their respective capital structures and credit ratings from statistical rating agencies. We review quarterly projected cash flow analyses for each security utilizing current assumptions regarding (i) actual and anticipated delinquencies, (ii) delinquency transition-to-default rates and (iii) loss severities. Based on our quarterly reviews, we determined that there had not been an adverse change in projected cash flows, except in the case of those securities discussed in Note 2 to our consolidated financial statements, which incurred OTTI charges recognized in the consolidated statement of operations of $0.4 million and $1.0 million for the years ended June 30, 2011 and 2010. We believe that the unrealized losses on the remaining non-agency backed CMOs for which OTTI charges have not been recorded are not necessarily predictive of the ultimate performance of the underlying collateral. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.
          We believe that the remaining securities having unrealized losses at June 30, 2011 were not other-than-temporarily impaired. We also do not intend to sell any of these securities and it is more likely than not that we will not be required to sell any of these securities before the recovery of their amortized cost basis.
Year Ended June 30, 2011 Compared with the Year Ended June 30, 2010
          Consolidated Results
          Revenues for the year ended June 30, 2011 decreased 6% to $210.7 million from $223.2 million in the prior year. Loss before income taxes for the year ended June 30, 2011 was $56.6 million, compared with income before income taxes of $7.5 million for the year ended June 30, 2010. The loss before income taxes for the year ended June 30, 2011 included a goodwill and intangible assets impairment charge of $52.4 million, or $1.09 per share on a diluted basis, favorable development of $1.7 million for losses occurring in prior fiscal years, charges of $1.7 million incurred in connection with the separation of certain executive officers during March 2011 (comprised of $1.3 million in accrued severance and benefits and a $0.4 million non-cash charge related to the vesting of certain stock awards) and $0.4 million of other-than-temporary impairment charges on investments. Net loss for the year ended June 30, 2011 was $56.8 million, compared with net income of $7.0 million for the year ended June 30, 2010. Basic and diluted net loss per share were $1.18 for the year ended June 30, 2011, compared with basic and diluted net income per share of $0.15 for the year ended June 30, 2010.
          Insurance Operations
          Revenues from insurance operations were $210.6 million for the year ended June 30, 2011, compared with $223.1 million for the year ended June 30, 2010. Loss before income taxes from insurance operations for the year ended June 30, 2011 was $50.4 million, compared with income before income taxes from insurance operations of $14.6 million for the year ended June 30, 2010.

FIRST ACCEPTANCE CORPORATION 10-K
          Premiums Earned
          Premiums earned decreased by $14.0 million, or 7%, to $173.0 million for the year ended June 30, 2011, from $187.0 million for the year ended June 30, 2010. The decrease in premiums earned was primarily due to a decline in the number of PIF from 154,655 at June 30, 2010 to 144,410 at June 30, 2011, which was impacted by the closure of underperforming stores. At June 30, 2011, we operated 385 stores, compared with 394 stores at June 30, 2010. Premiums earned were also negatively impacted by an increase in the percentage of PIF with liability-only coverage. Although the number of PIF sold through our open stores decreased from 146,939 at June 30, 2010 to 140,172 at June 30, 2011, for those policies quoted, we have experienced a higher close ratio for the year ended June 30, 2011 compared with the prior year.
          Commission and Fee Income
          Commission and fee income increased 2% to $29.5 million for the year ended June 30, 2011, from $28.9 million for the year ended June 30, 2010. This increase in commission and fee income was a result of higher fee income related to commissionable ancillary products sold through our retail locations offset by the decrease in the number of PIF.
          Investment Income
          Investment income increased to $8.4 million during the year ended June 30, 2011 from $8.0 million during the year ended June 30, 2010. This increase in investment income was primarily a result of the higher yield obtained on the mutual fund investment made in June 2010. At June 30, 2011 and 2010, the tax-equivalent book yields for our fixed maturities portfolio were 4.9% and 4.3%, respectively, with effective durations of 3.38 and 3.16 years, respectively.
          Net Realized Losses on Investments, Available-for-Sale
          Net realized losses on investments, available-for-sale during the year ended June 30, 2011 included $0.2 million in net realized gains on sales and redemptions and $0.4 million of charges related to OTTI on certain non-agency backed CMOs. Net realized losses on investments, available-for-sale during the year ended June 30, 2010 included $0.3 million in net realized gains on sales and redemptions and $1.0 million of charges related to OTTI on certain non-agency backed CMOs. For additional information with respect to the determination of OTTI losses on investment securities, see “Critical Accounting Estimates — Investments” below and Note 2 to our consolidated financial statements.
          Loss and Loss Adjustment Expenses
          The loss and loss adjustment expense ratio was 74.7% for the year ended June 30, 2011, compared with 67.9% for the year ended June 30, 2010. We experienced favorable development related to prior fiscal years of $1.7 million for the year ended June 30, 2011, compared with $11.2 million for the year ended June 30, 2010. The favorable development for the year ended June 30, 2011 was primarily due to lower than anticipated severity of accidents occurring during the fiscal 2009 and 2010 accident years, specifically in bodily injury coverage in Texas, Tennessee and South Carolina and physical damage coverages in Georgia, partially offset by higher loss adjustment expenses specific to bodily injury and Florida no-fault coverages.
          Excluding the development related to prior fiscal years, the loss and loss adjustment expense ratios for the years ended June 30, 2011 and 2010 were 75.6% and 74.0%, respectively. The year-over-year increase in the loss and loss adjustment expense ratio was primarily due to (i) the increase in the percentage of liability-only policies which generally have a higher expected loss and loss adjustment expense ratio than full-coverage policies, (ii) higher loss adjustment expense due to anti-fraud and litigation-avoidance initiatives and (iii) the impact of Spring 2011 storm-related losses.
          We have substantially completed the process of implementing a new multivariate pricing program. We believe this new pricing program provides us with greater pricing segmentation and improves our pricing relative to the risk we are insuring. Currently, approximately 32% of our PIF have been underwritten using this new pricing program, which has now been implemented in nine of the twelve states in which we operate. We plan to implement the new pricing program in the three remaining states in which we operate by December 2011.

FIRST ACCEPTANCE CORPORATION 10-K
          Operating Expenses
          Insurance operating expenses decreased 3% to $77.8 million for the year ended June 30, 2011 from $79.8 million for the year ended June 30, 2010. The decrease was primarily a result of the reduction in costs (such as employee-agent commissions and premium taxes) that varied along with the decrease in premiums earned as well as savings realized from the closure of underperforming stores, offset by severance and related benefits charges of $1.3 million incurred in connection with the separation of certain executive officers during March 2011.
          The expense ratio was 27.9% for the year ended June 30, 2011, compared with 27.3% for the year ended June 30, 2010. Excluding the severance and related benefits charges noted above, the expense ratio for the year ended June 30, 2011 was 27.2%, compared to 27.3% in the prior fiscal year.
          Overall, the combined ratio increased to 102.6% for the year ended June 30, 2011 from 95.2% for the year ended June 30, 2010. Excluding the severance and related benefits charges noted above, the combined ratio for the year ended June 30, 2011 was 101.8%.
          Goodwill and Intangible Assets Impairment
          We recorded a non-cash, pre-tax goodwill and intangible assets impairment charge in fiscal year 2011 of $52.4 million. We are required to perform periodic impairment tests of our goodwill and intangible assets. The goodwill impairment test is a two-step process that requires us to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts and recent industry transaction and trading multiples of our peers, and comparing those estimated fair values with the carrying values of the assets and liabilities of the reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of the “implied fair value” of goodwill of a reporting unit requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.
          The fair value of our reporting unit, from a market participant’s perspective, was estimated utilizing both (i) a cash flow projection derived from our long-range strategic plan using a discount rate of 14.5%, which was based on an estimated weighted average cost of capital adjusted for the risks associated with our operations and (ii) recent industry transaction and trading trends in price to tangible book multiples and related returns on tangible equity. As a result of recent trends in industry transaction and trading multiples, we recognized a non-cash, pre-tax goodwill impairment charge of $50.9 million in the fourth quarter of fiscal year 2011, which included a $1.9 million addition to deferred tax liabilities.
          A variance in the discount rate could have had a significant effect on the amount of the goodwill impairment charge recognized. A one percent (1%) increase or decrease in the discount rate would have caused an increase or decrease in the goodwill impairment charge of approximately $15 million.
          Indefinite-lived intangible assets primarily consist of acquired trademarks and trade names. In measuring the fair value for these intangible assets, we utilize the relief-from-royalty method. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. As a result of decisions made by management during the most recent quarter regarding entity-wide branding initiatives, we recognized a non-cash, pre-tax impairment charge of $1.6 million related to trade name intangible assets.
          We do not believe that these non-cash impairment charges will have a materially adverse impact on the continuing operations, liquidity, or statutory surplus of the Company.

FIRST ACCEPTANCE CORPORATION 10-K
          Our evaluation includes multiple assumptions that may change over time. If future discounted cash flows become less than those projected by us or unfavorable industry transaction multiples and trading trends continue, further impairment charges may become necessary that could have a materially adverse impact on our results of operations in the period in which the write-off occurs. As quoted market prices in active stock markets are relevant evidence of fair value, a significant decline in our common stock trading price may indicate an impairment of goodwill.
          Provision for Income Taxes
          The provision for income taxes for the year ended June 30, 2011 was $0.2 million, compared with $0.4 million for fiscal year 2010. The provision for income taxes relates to current state income taxes for certain subsidiaries with taxable income. The current fiscal year includes an adjustment that reduced certain accrued state income taxes. At June 30, 2011 and 2010, we established a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing our ability to support the realizability of our deferred tax assets, we considered both positive and negative evidence. We placed greater weight on historical results than on our outlook for future profitability. The deferred tax valuation allowance may be adjusted in future periods if we determine that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, we would record an income tax benefit for the adjustment.
          Real Estate and Corporate
          Loss before income taxes from real estate and corporate operations for the year ended June 30, 2011 was $6.2 million, compared with a loss from real estate and corporate operations before income taxes of $7.1 million for the year ended June 30, 2010. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $3.9 million of interest expense during both the years ended June 30, 2011 and 2010 related to the debentures issued in June 2007.
Year Ended June 30, 2010 Compared with the Year Ended June 30, 2009
          Consolidated Results
          Revenues for the year ended June 30, 2010 decreased 16% to $223.2 million from $265.5 million in the prior year. Income before income taxes for the year ended June 30, 2010 was $7.5 million, compared with a loss before income taxes of $49.9 million for the year ended June 30, 2009. The loss before income taxes for the year ended June 30, 2009 included a goodwill impairment charge of $68.0 million. Net income for the year ended June 30, 2010 was $7.0 million, compared with a net loss of $68.3 million for the year ended June 30, 2009. The net loss for the year ended June 30, 2009 included the goodwill impairment charge and an additional net charge of $10.2 million resulting from the $15.3 million tax effect of the goodwill impairment charge and the establishment of a full valuation allowance on the remaining deferred tax assets offset by a tax benefit of $5.1 million related to the utilization of federal NOL carryforwards that were to expire on June 30, 2009 that had been previously reserved for through a valuation allowance. Basic and diluted net income per share was $0.15 for the year ended June 30, 2010, compared with basic and diluted net loss per share of $1.43 for the year ended June 30, 2009.
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

FIRST ACCEPTANCE CORPORATION 10-K
          Premiums Earned
          Premiums earned decreased by $37.1 million, or 16.5%, to $187.0 million for the year ended June 30, 2010, from $224.1 million for the year ended June 30, 2009. The decrease in premiums earned was due to weak economic conditions, which caused both a decline in the number of policies written, as well as an increase in the percentage of our customers purchasing liability-only coverage. The closure of underperforming stores also contributed toward the decrease in premiums earned. The number of policies in force at June 30, 2010 decreased 2.3% over the same date in 2009 from 158,222 to 154,655, due to the factors noted above. At June 30, 2010, we operated 394 stores, compared with 418 stores at June 30, 2009.
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
          Investment Income
          Investment income decreased to $8.0 million during the year ended June 30, 2010 from $9.5 million during the year ended June 30, 2009. The decrease in investment income was primarily a result of the sale of fixed maturity investments in fiscal year 2009 to generate taxable income to utilize expiring NOLs and the reduced yields obtained on reinvestment. At June 30, 2010 and 2009, the tax-equivalent book yield for our fixed maturities portfolio was 4.3% and 3.5%, respectively, with effective durations of 3.16 and 2.26 years, respectively.
          Net Realized Gains (Losses) on Investments, Available-for-Sale
          Net realized losses on investments, available-for-sale during the year ended June 30, 2010 included $0.3 million in net realized gains on sales and redemptions and $1.0 million of charges related to OTTI on certain non-agency backed CMOs. Net realized gains on investments, available-for-sale during the year ended June 30, 2009 included $2.5 million in net realized gains on sales and redemptions and $2.4 million of charges related to OTTI on investments, which was comprised of $1.5 million related to certain non-agency backed CMOs and $0.9 million related to three corporate bonds. For additional information with respect to the determination of OTTI losses on investment securities, see “Critical Accounting Estimates — Investments” below and Note 2 to our consolidated financial statements.
          Loss and Loss Adjustment Expenses
          The loss and loss adjustment expense ratio was 67.9% for the year ended June 30, 2010, compared with 66.6% for the year ended June 30, 2009. We experienced favorable development related to prior periods of $11.2 million for the year ended June 30, 2010, compared with $11.4 million for the year ended June 30, 2009. The favorable development for the year ended June 30, 2010 was due to lower than anticipated severity of accidents occurring during the fiscal 2007 and 2008 accident years, primarily in bodily injury coverage in Georgia and South Carolina, an improvement in our claim handling practices and a shift in business mix toward renewal policies, which have lower loss ratios than new policies. The favorable development for the year ended June 30, 2009 was primarily due to both lower than anticipated severity and frequency of accidents, most notably in our property and physical damage coverages.
          Excluding the favorable development related to prior periods, the loss and loss adjustment expense ratios for the years ended June 30, 2010 and 2009 were 74.0% and 71.7%, respectively. The year-over-year increase in the loss and loss adjustment expense ratio was due to higher frequency of accidents experienced during the first half of calendar year 2010.

FIRST ACCEPTANCE CORPORATION 10-K
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
          Litigation Settlement
          Litigation settlement costs for the year ended June 30, 2010 were $(0.4) million, compared with $1.6 million for fiscal year 2009. The reduction in expense during the year ended June 30, 2010 related primarily to the forfeiture of premium credits by Georgia and Alabama class members. The year ended June 30, 2009 included costs incurred in connection with our settlement and defense of the litigation as described further in Note 15 to our consolidated financial statements, a $2.95 million insurance recovery from our insurance carrier regarding coverage for the costs and expenses we incurred relating to the settlement, and reductions in expense related to the forfeiture of premium credits by Georgia and Alabama class members.
          Goodwill Impairment
          We recorded a non-cash, pre-tax goodwill impairment charge in fiscal year 2009 of $68.0 million as a result of the adverse impact of difficult economic conditions on our customers and business and the resulting decline in its share price during the fourth quarter of fiscal year 2009. The fair value of our reporting unit, from a market participant’s perspective, was estimated utilizing both (i) a cash flow projection derived from our long-range strategic plan using a discount rate of 14.5%, which was based on an estimated weighted average cost of capital adjusted for the risks associated with our operations and (ii) recent industry transaction and trading trends in price to tangible book multiples and related returns on tangible equity. This non-cash goodwill impairment charge did not have a materially adverse impact on the continuing operations, liquidity, or statutory surplus of the Company.
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
          We incurred $3.9 million of interest expense during both the years ended June 30, 2010 and 2009 related to the debentures issued in June 2007. During the year ended June 30, 2009, we incurred $0.1 million of interest expense in connection with borrowings under our former credit facility. The credit facility was repaid in full and terminated on October 31, 2008.
Liquidity and Capital Resources
          Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash used in operating activities for the year ended June 30, 2011 and 2010 was $6.2 million and $1.1 million, respectively. Net cash used in operating activities for both periods was primarily the result of a decrease in cash collected from premiums written. Net cash provided by investing activities for the year ended June 30, 2011 was $9.3 million compared with net cash used in investing activities of $49.9 million for the prior fiscal year. The year ended June 30, 2011 included net reductions in our investment portfolio of $9.9 million, while the prior fiscal year included net additions to our investment portfolio of $48.3 million. The net reductions in the current fiscal year were primarily a result of maturities and redemptions. The net additions in the prior fiscal year were primarily the result of the reinvestment of the proceeds from sales in the prior fiscal year of investments to generate taxable income to utilize expiring tax net operating loss carryforwards.
          Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products to our insureds and, if necessary, the holding company may receive dividends from our insurance company subsidiaries. The holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At June 30, 2011, we had $12.0 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.
          The holding company has debt service requirements related to the debentures payable. The debentures are interest-only and mature in full in July 2037. Interest is fixed annually through July 2012 at $3.9 million. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which time the rate becomes variable (LIBOR plus 375 basis points). Based on current LIBOR interest rates, our interest expense related to the debentures would decrease beginning in August 2012.
          State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. Based on our earned surplus, we believe that we have total dividend capacity for the next twelve months of $15.3 million, of which $3.4 million would be deemed extraordinary and subject to regulatory approval.
          The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratios for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus were 1.49-to-1 at June 30, 2011. Based on our current forecast on a combined basis, we anticipate that our risk-based capital levels will be adequate and that our ratio of net premiums written to statutory capital and surplus will not exceed the 3-to-1 statutory guideline for the reasonably foreseeable future. We therefore believe that our insurance company subsidiaries have sufficient statutory capital and surplus available to support their net premium writings in this time frame.

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
Contractual Obligations
          The following table summarizes all of our contractual obligations by period at June 30, 2011 (in thousands).

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Loss and loss adjustment expense reserves (1)	$68,424	$25,522	$29,833	$8,553	$4,516
Debentures payable (2)	86,581	3,826	3,477	3,296	75,982
Capitalized lease obligations	75	63	12	—	—
Operating leases (3)	18,505	7,389	7,673	2,514	929
Severance obligations	996	996	—	—	—
Other	127	127	—	—	—

Total contractual cash obligations	$174,708	$37,923	$40,995	$14,363	$81,427

(1)	Loss and loss adjustment expense reserves do not have contractual maturity dates; however, based on historical payment patterns, the amount presented is our estimate of the expected timing of these payments. The timing of these payments is subject to significant uncertainty. We maintain a portfolio of marketable investments with varying maturities and a substantial amount of cash and cash equivalents intended to provide adequate cash flows for such payments.

(2)	Payments due by period assume a contractual fixed interest rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points, or 3.996% at July 1, 2011).

(3)	Consists primarily of rental obligations under real estate leases related to our retail locations and corporate offices.
Trust Preferred Securities
          On June 15, 2007, First Acceptance Statutory Trust I (“FAST I”), our wholly-owned unconsolidated subsidiary trust entity, completed a private placement whereby FAST I issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,240 shares of common securities to us, also at $1,000 per share. FAST I used the proceeds from the sale of the preferred securities to purchase $41.2 million of junior subordinated debentures from us. The debentures will mature on July 30, 2037 and are redeemable by the Company in whole or in part beginning on July 30, 2012, at which time the preferred securities are callable. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points). The obligations of the Company under the junior subordinated debentures represent full and unconditional guarantees by the Company of FAST I’s obligations for the preferred securities. Dividends on the preferred securities are cumulative, payable quarterly in arrears and are deferrable at the Company’s option for up to five years. The dividends on these securities, which have not been deferred, are the same as the interest on the debentures. The Company cannot pay dividends on its common stock during any such deferments. FAST I does not meet the requirements for consolidation of FASB ASC 810-10, Variable Interest Entities.
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
Valuation of Deferred Tax Asset
          We maintain income taxes in accordance with FASB ASC 740-10, Income Taxes, whereby deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and operating loss and tax credit carryforwards and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Valuation of the deferred tax asset is considered a critical accounting estimate because the determination of our ability to utilize the asset involves a number of management assumptions relating to future operations that could materially affect the determination of the ultimate value and, therefore, the carrying amount of our deferred tax asset.
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
          The goodwill impairment test is a two-step process that requires us to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts and recent industry transaction and trading multiples of our peers, and comparing those estimated fair values with the carrying values of the assets and liabilities of the reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of the “implied fair value” of goodwill of a reporting unit requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.
          Our evaluation includes multiple assumptions that may change over time. If future discounted cash flows become less than those projected by us, further impairment charges may become necessary that could have a materially adverse impact on our results of operations and financial condition. As quoted market prices in active stock markets are relevant evidence of fair value, a significant decline in our common stock trading price may indicate an impairment of goodwill.
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
          Securities with declines attributable to issuer-specific fundamentals are reviewed to identify all available evidence to estimate the potential for impairment. Resources used include historical financial data included in SEC filings for corporate bonds and performance data regarding the underlying loans for CMOs. Securities with declines attributable solely to market or sector declines where we do not intend to sell the security and it is more likely than not that we will not be required to sell the security before the recovery of its amortized cost basis are not deemed to be other-than-temporarily impaired.
Losses and Loss Adjustment Expense Reserves
          Loss and loss adjustment expense reserves represent our best estimate of our ultimate liability for losses and loss adjustment expenses relating to events that occurred prior to the end of any given accounting period but have not been paid. Months and potentially years may elapse between the occurrence of an automobile accident covered by one of our insurance policies, the reporting of the accident and the payment of the claim. We record a liability for estimates of losses that will be paid for accidents that have been reported, which is referred to as case reserves. As accidents are not always reported when they occur, we estimate liabilities for accidents that have occurred but have not been reported (“IBNR”).
          We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies underwritten by our insurance company subsidiaries. Each of our insurance company subsidiaries establishes a reserve for all of its unpaid losses, including case reserves and IBNR reserves, and estimates for the cost to settle the claims. We estimate our IBNR reserves by estimating our ultimate liability for loss and loss adjustment expense reserves first, and then reducing that amount by the amount of cumulative paid claims and by the amount of our case reserves. We rely primarily on historical loss experience in determining reserve levels, on the assumption that historical loss experience provides a good indication of future loss experience. We also consider various other factors, such as inflation, claims settlement patterns, legislative activity and litigation trends. Our actuarial staff continually monitors these estimates on a state and coverage level. We utilize our actuarial staff to determine appropriate reserve levels. As experience develops or new information becomes known, we increase or decrease the level of our reserves in the period in which changes to the estimates are determined. Accordingly, the actual losses and loss adjustment expenses may differ materially from the estimates we have recorded. See “Item 1. Business — Loss and Loss Adjustment Expense Reserves” in this report for additional information.
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
          The following table summarizes the estimated effects of hypothetical increases and decreases in interest rates resulting from parallel shifts in market yield curves on our fixed maturity portfolio (in thousands). It is assumed that the effects are realized immediately upon the change in interest rates. The hypothetical changes in market interest rates do not reflect what could be deemed best or worst case scenarios. Variations in market interest rates could produce significant changes in the timing of repayments due to prepayment options available. For these and other reasons, actual results might differ from those reflected in the table.

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$185,252	$181,989	$178,798	$175,696	$172,682	$166,916

          The following table provides information about our fixed maturity investments at June 30, 2011 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and OTTI) by expected maturity date for each of the five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

			Securities with No	All
	Securities with	Securities with	Unrealized Gains or	Fixed Maturity
Year Ended June 30,	Unrealized Gains	Unrealized Losses	Losses	Securities
2012	$14,630	$80	$1,500	$16,210
2013	24,185	25	—	24,210
2014	19,365	—	—	19,365
2015	19,378	—	—	19,378
2016	12,662	—	—	12,662
Thereafter	67,348	9,805	—	77,153

Total	$157,568	$9,910	$1,500	$168,978

Fair value	$167,246	$10,052	$1,500	$178,798

          On June 15, 2007, our wholly-owned unconsolidated trust entity, FAST I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points).
Credit Risk
          Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment in any one investment, excluding U.S. government and agency securities, is our investment in a single mutual fund with a fair value of $8.0 million, or 4% of our investment portfolio. Our five largest individual investments make up 16% of our investment portfolio. The average credit quality rating for our fixed maturity portfolio was AA- at June 30, 2011.

FIRST ACCEPTANCE CORPORATION 10-K
          The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized securities rating organizations at June 30, 2011 (in thousands).

	Amortized	% of	Fair	% of
Comparable Rating	Cost	Amortized Cost	Value	Fair Value
AAA	$62,898	37.0%	$66,435	37.2%
AA+, AA, AA-	35,255	20.8%	37,339	20.9%
A+, A, A-	52,040	30.7%	54,559	30.5%
BBB+, BBB, BBB-	12,086	7.1%	12,445	6.9%

Total investment grade	162,279	95.6%	170,778	95.5%

Not rated	3,642	2.1%	3,691	2.1%

BB+, BB, BB-	3,038	1.8%	3,304	1.9%
B+, B, B-	169	0.1%	251	0.1%
CCC+, CCC, CCC-	657	0.4%	666	0.4%
CC+, CC, CC-	14	0.0%	76	0.0%
C+, C, C-	—	0.0%	32	0.0%

Total non-investment grade	3,878	2.3%	4,329	2.4%

Total	$169,799	100.0%	$178,798	100.0%

          The mortgage industry has experienced a significant number of delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant declines in fair value. At June 30, 2011, our fixed maturity portfolio included three CMOs having sub-prime exposure with a fair value of $0.9 million and no exposure to Alt-A investments.
          Our investment portfolio consists of $36.3 million of municipal bonds, of which $22.3 million are insured. Of the insured bonds, 69% are insured with MBIA, 14% with AMBAC and 17% with XL Capital. Currently, these securities are paying their principal and periodic interest timely.
          The following table presents the underlying ratings at June 30, 2011, represented by the lower of either Standard and Poor’s, Fitch’s, or Moody’s ratings, of the municipal bond portfolio (in thousands).

	Insured		Uninsured		Total
	Fair	% of	Fair	% of	Fair	% of
	Value	Fair Value	Value	Fair Value	Value	Fair Value
AAA	—	0%	4,643	33%	4,643	13%
AA+, AA, AA-	10,494	47%	5,366	39%	15,860	43%
A+, A, A-	10,201	46%	3,908	28%	14,109	39%
BBB+, BBB, BBB-	1,644	7%	—	0%	1,644	5%
Not rated	8	0%	—	0%	8	0%

Total	22,347	100%	13,917	100%	36,264	100%

FIRST ACCEPTANCE CORPORATION 10-K
Item 8. Financial Statements and Supplementary Data

FIRST ACCEPTANCE CORPORATION 10-K
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Acceptance Corporation
We have audited the accompanying consolidated balance sheets of First Acceptance Corporation and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Acceptance Corporation and subsidiaries at June 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Acceptance Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
August 31, 2011

FIRST ACCEPTANCE CORPORATION 10-K
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Acceptance Corporation
We have audited First Acceptance Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, First Acceptance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Acceptance Corporation and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011, and our report dated August 31, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee
August 31, 2011

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2011	2010
ASSETS
Investments, available-for-sale at fair value (amortized cost of $177,300 and $187,907, respectively)	$186,815	$196,550
Cash and cash equivalents	29,305	26,184
Premiums and fees receivable, net of allowance of $406 and $418	40,447	41,276
Other assets	7,999	8,733
Property and equipment, net	2,533	3,524
Deferred acquisition costs	3,305	3,623
Goodwill	21,090	70,092
Identifiable intangible assets	4,800	6,360

TOTAL ASSETS	$296,294	$356,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$68,424	$73,198
Unearned premiums and fees	50,772	52,563
Debentures payable	41,240	41,240
Other liabilities	13,630	12,151

Total liabilities	174,066	179,152

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 48,458 and 48,509 shares issued and outstanding, respectively	485	485
Additional paid-in capital	466,777	465,831
Accumulated other comprehensive income	9,515	8,643
Accumulated deficit	(354,549)	(297,769)

Total stockholders’ equity	122,228	177,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$296,294	$356,342

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2011	2010	2009
Revenues:
Premiums earned	$173,041	$187,046	$224,113
Commission and fee income	29,483	28,852	31,759
Investment income	8,395	7,958	9,504
Net realized gains (losses) on investments, available-for-sale	(185)	(683)	89

	210,734	223,173	265,465

Costs and expenses:
Losses and loss adjustment expenses	129,167	126,995	149,277
Insurance operating expenses	77,822	79,833	87,124
Other operating expenses	1,369	2,233	1,307
Litigation settlement	(9)	(361)	1,570
Stock-based compensation	998	1,048	2,053
Depreciation and amortization	1,605	2,013	1,910
Interest expense	3,930	3,931	4,138
Goodwill and intangible assets impairment	52,434	—	67,990

	267,316	215,692	315,369

Income (loss) before income taxes	(56,582)	7,481	(49,904)
Provision for income taxes	198	441	18,396

Net income (loss)	$(56,780)	$7,040	$(68,300)

Net income (loss) per share:
Basic	$(1.18)	$0.15	$(1.43)

Diluted	$(1.18)	$0.15	$(1.43)

Number of shares used to calculate net income (loss) per share:
Basic	48,171	47,961	47,664

Diluted	48,171	48,418	47,664

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$(56,780)	$7,040	$(68,300)
Unrealized change in investments	872	9,181	(68)

	(55,908)	16,221	(68,368)
Applicable provision for income taxes	—	—	—

Comprehensive income (loss)	$(55,908)	$16,221	$(68,368)

Detail of net realized gains (losses) on investments, available-for-sale:
Net realized gains on sales and redemptions	$228	$300	$2,509
Other-than-temporary impairment (“OTTI”) charges	(22)	(1,446)	(3,640)
Non-credit portion included in comprehensive income (loss)	2	954	1,220
OTTI charges reclassified from other comprehensive income (loss)	(393)	(491)	—

OTTI charges recognized in net income (loss)	(413)	(983)	(2,420)

Net realized gains (losses) on investments, available-for-sale	$(185)	$(683)	$89

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balances at June 30, 2008	48,055	$481	$462,601	$(470)	$(237,153)	$225,459
Cumulative effect of accounting change	—	—	—	(644)	644	—
Net loss	—	—	—	—	(68,300)	(68,300)
Net unrealized change on investments (net of tax of $0)	—	—	—	576	—	576
Issuance of restricted common stock	225	2	(2)	—	—	—
Stock-based compensation	5	—	2,053	—	—	2,053
Issuance of shares under Employee Stock Purchase Plan	27	—	68	—	—	68

Balances at June 30, 2009	48,312	483	464,720	(538)	(304,809)	159,856
Net income	—	—	—	—	7,040	7,040
Net unrealized change on investments (net of tax of $0)	—	—	—	9,181	—	9,181
Issuance of restricted common stock	160	2	(2)	—	—	—
Forfeiture of restricted common stock	(5)	—	(2)	—	—	(2)
Stock-based compensation	5	—	1,048	—	—	1,048
Issuance of shares under Employee Stock Purchase Plan	37	—	67	—	—	67

Balances at June 30, 2010	48,509	485	465,831	8,643	(297,769)	177,190
Net loss	—	—	—	—	(56,780)	(56,780)
Net unrealized change on investments (net of tax of $0)	—	—	—	872	—	872
Forfeiture of restricted common stock	(88)	(1)	(107)	—	—	(108)
Stock-based compensation	5	—	998	—	—	998
Issuance of shares under Employee Stock Purchase Plan	32	1	55	—	—	56

Balances at June 30, 2011	48,458	$485	$466,777	$9,515	$(354,549)	$122,228

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(56,780)	$7,040	$(68,300)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1,605	2,013	1,910
Stock-based compensation	998	1,048	2,053
Deferred income taxes	(98)	—	17,593
Goodwill and intangible assets impairment	52,434	—	67,990
Other-than-temporary impairment on investment securities	413	983	2,420
Net realized gains on sales and redemptions of investments	(228)	(300)	(2,509)
Other	397	521	129
Change in:
Premiums and fees receivable	817	4,032	18,023
Loss and loss adjustment expense reserves	(4,774)	(10,775)	(17,434)
Unearned premiums and fees	(1,791)	(4,787)	(19,887)
Litigation settlement	(46)	(97)	(3,975)
Other	884	(795)	(3,328)

Net cash used in operating activities	(6,169)	(1,117)	(5,315)

Cash flows from investing activities:
Purchases of investments, available-for-sale	(13,324)	(71,939)	(16,228)
Maturities and redemptions of investments, available-for-sale	23,260	11,326	19,980
Sales of investments, available-for-sale	—	12,362	46,128
Net change in receivable/payable for securities	—	—	(1,045)
Capital expenditures	(620)	(1,628)	(1,003)
Other	(2)	(22)	(130)

Net cash provided by (used in) investing activities	9,314	(49,901)	47,702

Cash flows from financing activities:
Payments on borrowings	—	—	(3,913)
Net proceeds from issuance of common stock	56	67	68
Other	(80)	(66)	13

Net cash provided by (used in) financing activities	(24)	1	(3,832)

Net increase (decrease) in cash and cash equivalents	3,121	(51,017)	38,555
Cash and cash equivalents, beginning of year	26,184	77,201	38,646

Cash and cash equivalents, end of year	$29,305	$26,184	$77,201

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
          General
          First Acceptance Corporation (the “Company”) is a holding company based in Nashville, Tennessee with operating subsidiaries whose primary operations include the selling, servicing and underwriting of non-standard personal automobile insurance and related products. The Company writes non-standard personal automobile insurance in 12 states and is licensed as an insurer in 13 additional states. The Company issues policies of insurance through three wholly-owned subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. (collectively, the “Insurance Companies”).
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
          The Company categorizes methods used in the annual goodwill and intangible assets impairment tests as Level 3. The Company used a discounted cash flow model and recent market transactions to estimate the fair value of the reporting unit as a part of its goodwill impairment analysis as discussed within Goodwill and Other Identifiable Intangible Assets section below. The Company’s discounted cash flow analysis utilized comprehensive cash flow projections, as well as assumptions based on risks and market data to the extent available. To determine the

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
fair value of acquired trademarks and trade names, we used the relief-from-royalty method. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.
          Investments
          Investments, available-for-sale at fair value, include bonds with fixed principal payment schedules and mortgage-backed securities which are amortized using the retrospective method. These securities and the investment in the mutual fund are carried at fair value with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported in other comprehensive income.
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
          Investment securities are exposed to various risks such as interest rate, market and credit risk. Fair values of securities fluctuate based on changing market conditions. Significant changes in market conditions could materially affect portfolio value in the near term. Management reviews investments for impairment on a quarterly basis. Fair values of investments are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on the fair value of comparable securities, discounted cash flow models or similar methods. Any decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary would result in a reduction in the amortized cost of the security.
          Effective April 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments (“FASB ASC 320-10-65”). Under this guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is more likely than not that it will not have to sell the security before recovery of its amortized cost basis, then an entity must separate other-than-temporary impairments (“OTTI”) into the following two components: (i) the amount related to credit losses (charged against income) and (ii) the amount related to all other factors (recorded in other comprehensive income). The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. As a result of the adoption of this pronouncement, the cumulative effect resulted in an adjustment in fiscal year 2009 of $0.6 million to reclassify the non-credit component of previously recognized impairments from accumulated deficit to accumulated other comprehensive loss.
          Realized gains and losses on sales and redemptions of securities are computed based on specific identification.
          Cash and Cash Equivalents
          Cash and cash equivalents consist of bank demand deposits and highly-liquid investments. All investments with maturities of three months or less at the date of purchase are considered cash equivalents.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
          The Company accounts for income tax uncertainties under the provisions of FASB ASC 740-10, Income Taxes (“FASB ASC 740-10”). The Company has recognized no additional liability or reduction in deferred tax assets for unrecognized tax benefits at June 30, 2011 and 2010. Any interest and penalties incurred in connection with income taxes are recorded as a component of the provision for income taxes. The Company is generally not subject to U.S. federal, state or local income tax examinations by tax authorities for taxable years prior to June 30, 2006.
          Advertising Costs
          Advertising costs are expensed when incurred. Advertising expense for the years ended June 30, 2011, 2010 and 2009 was $6.9 million, $8.3 million and $9.6 million, respectively. At June 30, 2011 and 2010, prepaid advertising costs, which are included in other assets in the accompanying consolidated balance sheets, were $0.8 million and $1.2 million, respectively.
          Property and Equipment
          Property and equipment are initially recorded at cost. Depreciation is provided over the estimated useful lives of the assets (generally ranging from three to seven years) using the straight-line method. Leasehold improvements are amortized over the shorter of the lives of the respective leases or the service lives of the improvements. Repairs and maintenance are charged to expense as incurred. Equipment under capitalized lease obligations is stated at the present value of the minimum lease payments at the beginning of the lease term.
          Foreclosed Real Estate Held for Sale
          Foreclosed real estate held for sale is recorded at the lower of cost or fair value less estimated costs to sell. The Company periodically reviews its portfolio of foreclosed real estate held for sale using current information including (i) independent appraisals, (ii) general economic factors affecting the area where the property is located, (iii) recent sales activity and asking prices for comparable properties and (iv) costs to sell and/or develop that would serve to lower the expected proceeds from the disposal of the real estate. Gains (losses) realized on liquidation are recorded directly to operations and included in revenues. Foreclosed real estate held for sale assets of $0.8 million at both June 30, 2011 and 2010 are included in other assets.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          Deferred Acquisition Costs
          Deferred acquisition costs include premium taxes and other variable underwriting and direct sales costs incurred in connection with writing business. These costs are deferred and amortized over the policy period in which the related premiums are earned, to the extent that such costs are deemed recoverable from future unearned premiums and anticipated investment income. Amortization expense for the years ended June 30, 2011, 2010 and 2009 was $12.8 million, $13.8 million and $15.8 million, respectively.
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
          The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts and recent industry transaction and trading multiples of our peers, and comparing those estimated fair values with the carrying values of the assets and liabilities of the reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of the “implied fair value” of goodwill of a reporting unit requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.
          The Company recorded a non-cash, pre-tax goodwill impairment charge in fiscal year 2009 of $68.0 million as a result of the adverse impact of the difficult economic conditions on the Company’s customers and business and the resulting decline in the Company’s share price during the fourth quarter of fiscal year 2009. This goodwill impairment charge did not have a materially adverse impact on the continuing operations, liquidity, or statutory surplus of the Company.
          As a part of the Company’s annual impairment test to evaluate the recoverability of goodwill at June 30, 2011, the fair value of the Company’s reporting unit, from a market participant’s perspective, was estimated utilizing both (i) a cash flow projection derived from the Company’s long-range strategic plan using a discount rate of 14.5%, which was based on an estimated weighted average cost of capital adjusted for the risks associated with its operations and (ii) recent industry transaction and trading trends in price to tangible book multiples and related returns on tangible equity. As a result of recent trends in industry transaction and trading multiples, the Company recognized a non-cash, pre-tax goodwill impairment charge of $50.9 million in the fourth quarter of fiscal year 2011, which included a $1.9 million addition to deferred tax liabilities.
          Indefinite-lived intangible assets primarily consist of acquired trademarks and trade names. In measuring the fair value for these intangible assets, the Company utilizes the relief-from-royalty method. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. As a result of decisions made by management during the most recent quarter regarding entity-wide branding initiatives, the Company recognized a non-cash, pre-tax impairment charge of $1.6 million related to trade name intangible assets.
          Management does not believe that these non-cash impairment charges will have a materially adverse impact on the continuing operations, liquidity, or statutory surplus of the Company.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          The Company’s evaluation includes multiple assumptions that may change over time. If future discounted cash flows become less than those projected by the Company or unfavorable industry transaction multiples and trading trends continue, further impairment charges may become necessary that could have a materially adverse impact on the Company’s results of operations in the period in which the write-off occurs. As quoted market prices in active stock markets are relevant evidence of fair value, a significant decline in the Company’s common stock trading price may indicate an impairment of goodwill.
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
          In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its future consolidated financial statements.
          In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“FASB ASU No. 2011-05”), which will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its future consolidated financial statements.
          Supplemental Cash Flow Information
          During the years ended June 30, 2011, 2010 and 2009, the Company paid $0.3 million, $0.7 million and $0.5 million, respectively, in income taxes and $3.9 million, $3.9 million and $4.0 million, respectively, in interest.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
2. Investments
          Restrictions
          At June 30, 2011, fixed maturities and cash equivalents with a fair value of $5.6 million (amortized cost of $5.3 million) were on deposit with various insurance departments as a requirement of doing business in those states. Fixed maturities and cash equivalents with a fair value of $8.7 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.
          Fair Value
          The Company holds available-for-sale investments, which are carried at fair value. The following tables present the fair-value measurements for each major category of assets that are measured on a recurring basis (in thousands).

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
June 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$26,147	$26,147	$—	$—
State	7,676	—	7,676	—
Political subdivisions	1,817	—	1,817	—
Revenue and assessment	26,771	—	26,771	—
Corporate bonds	82,645	—	82,645	—
Collateralized mortgage obligations:
Agency backed	20,981	—	20,981	—
Non-agency backed — residential	5,828	—	5,828	—
Non-agency backed — commercial	6,760	—	6,760	—
Redeemable preferred stock	173	173	—	—

Total fixed maturities, available-for-sale	178,798	26,320	152,478	—
Investment in mutual fund, available-for-sale	8,017	8,017	—	—

Total investments, available-for-sale	186,815	34,337	152,478	—
Cash and cash equivalents	29,305	29,305	—	—

Total	$216,120	$63,642	$152,478	$—

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

          The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. There were no transfers between Level 1 and Level 2 for the years ended June 30, 2011 and 2010. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The Company has not made any adjustments to the prices obtained from the independent pricing sources.
          The Company has reviewed the pricing techniques and methodologies of the independent pricing service for Level 2 investments and believes that its policies adequately consider market activity, either based on specific transactions for the security valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. The Company monitored security-specific valuation trends and has made inquiries with the pricing service about material changes or the absence of expected changes to understand the underlying factors and inputs and to validate the reasonableness of the pricing.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          Based on the above categorization, there were no Level 3 classified security valuations at June 30, 2011 and 2010. The following table represents the quantitative disclosure for those assets classified as Level 3 during the year ended June 30, 2010 (in thousands).

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
		Collateralized mortgage obligations
		Non-agency	Non-agency
	Corporate	backed-	backed-
	bonds	residential	commercial	Total
Balance at July 1, 2009	$—	$1,930	$707	$2,637
Total gains or losses (realized or unrealized):
Included in net income (loss)	—	—	—	—
Included in other comprehensive income	—	421	242	663
Transfers into Level 3	—	—	—	—
Transfers out of Level 3(a)	—	(2,351)	(949)	(3,300)

Balance at June 30, 2010	$—	$—	$—	$—

(a)	Transferred from Level 3 to Level 2 as observable market data became available during the period presented due to the increase in market activity for these securities.
          Investment Income and Net Realized Gains and Losses
          The major categories of investment income follow (in thousands).

	Year Ended June 30,
	2011	2010	2009
Fixed maturities, available-for-sale	$8,296	$8,467	$9,588
Investment in mutual fund, available-for-sale	625	—	—
Cash and cash equivalents	8	30	383
Other	117	117	116
Investment expenses	(651)	(656)	(583)

	$8,395	$7,958	$9,504

          The components of net realized gains (losses) on investments, available-for-sale at fair value follow (in thousands).

	Year Ended June 30,
	2011	2010	2009
Gains	$231	$326	$2,662
Losses	(3)	(26)	(153)
Other-than-temporary impairment	(413)	(983)	(2,420)

	$(185)	$(683)	$89

          Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of OTTI is included in other comprehensive income (loss). The amounts of non-credit OTTI for securities still owned was $1.1 million for non-agency backed residential CMOs and $0.2 million for non-agency backed commercial CMOs at June 30, 2011 and $1.2 million for non-agency backed residential CMOs and $0.5 million for non-agency backed commercial CMOs at June 30, 2010.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Investments, Available-for-Sale
          The following tables summarize the Company’s investment securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011	Cost	Gains	Losses	Value
U.S. government and agencies	$24,897	$1,250	$—	$26,147
State	7,396	280	—	7,676
Political subdivisions	1,798	20	(1)	1,817
Revenue and assessment	25,819	1,123	(171)	26,771
Corporate bonds	78,199	4,686	(240)	82,645
Collateralized mortgage obligations:
Agency backed	19,541	1,440	—	20,981
Non-agency backed — residential	5,758	243	(173)	5,828
Non-agency backed — commercial	6,215	556	(11)	6,760
Redeemable preferred stock	176	—	(3)	173

Total fixed maturities, available-for-sale	169,799	9,598	(599)	178,798
Investment in mutual fund, available-for-sale	7,501	516	—	8,017

	$177,300	$10,114	$(599)	$186,815

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value
U.S. government and agencies	$28,263	$1,236	$—	$29,499
State	7,461	387	—	7,848
Political subdivisions	1,792	52	(14)	1,830
Revenue and assessment	28,209	1,217	(140)	29,286
Corporate bonds	73,868	5,181	(246)	78,803
Collateralized mortgage obligations:
Agency backed	26,262	1,774	—	28,036
Non-agency backed — residential	7,189	56	(633)	6,612
Non-agency backed — commercial	7,363	158	(341)	7,180

Total fixed maturities, available-for-sale	180,407	10,061	(1,374)	189,094
Investment in mutual fund, available-for-sale	7,500	—	(44)	7,456

	$187,907	$10,061	$(1,418)	$196,550

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          The following tables set forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities with No	All
	Securities with	Securities with	Unrealized Gains or	Fixed Maturity
June 30, 2011	Unrealized Gains	Unrealized Losses	Losses	Securities
One year or less	$14,120	$80	$1,500	$15,700
After one through five years	75,186	26	—	75,212
After five through ten years	37,510	—	—	37,510
After ten years	8,980	7,827	—	16,807
No single maturity date	31,450	2,119	—	33,569

	$167,246	$10,052	$1,500	$178,798

			Securities with No	All
	Securities with	Securities with	Unrealized Gains or	Fixed Maturity
June 30, 2010	Unrealized Gains	Unrealized Losses	Losses	Securities
One year or less	$9,137	$—	$—	$9,137
After one through five years	82,250	642	—	82,892
After five through ten years	39,567	—	—	39,567
After ten years	8,607	7,063	—	15,670
No single maturity date	33,676	8,085	67	41,828

	$173,237	$15,790	$67	$189,094

          The fair value and gross unrealized losses of investments, available-for-sale, by the length of time that individual securities have been in a continuous unrealized loss position follows (in thousands).

	Less than 12 months		12 months or longer
		Gross		Gross	Total Gross
		Unrealized		Unrealized	Unrealized
June 30, 2011	Fair Value	Losses	Fair Value	Losses	Losses
U.S. government and agencies	$—	$—	$—	$—	$—
State	26	—	—	—	—
Political subdivisions	500	(1)	—	—	(1)
Revenue and assessment	2,956	(125)	947	(46)	(171)
Corporate bonds	1,654	(9)	1,677	(231)	(240)
Collateralized mortgage obligations:
Agency backed	—	—	—	—	—
Non-agency backed — residential	920	(31)	710	(142)	(173)
Non-agency backed — commercial	—	—	489	(11)	(11)
Redeemable preferred stock	173	(3)	—	—	(3)

Total fixed maturities, available-for-sale	6,229	(169)	3,823	(430)	(599)
Investment in mutual fund, available-for-sale	—	—	—	—	—

	$6,229	$(169)	$3,823	$(430)	$(599)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Less than 12 months		12 months or longer
		Gross		Gross	Total Gross
	Fair	Unrealized	Fair	Unrealized	Unrealized
June 30, 2010	Value	Losses	Value	Losses	Losses
U.S. government and agencies	$—	$—	$—	$—	$—
State	—	—	—	—	—
Political subdivisions	—	—	488	(14)	(14)
Revenue and assessment	3,057	(96)	1,490	(44)	(140)
Corporate bonds	930	(32)	1,739	(214)	(246)
Collateralized mortgage obligations:
Agency backed	—	—	—	—	—
Non-agency backed — residential	505	(5)	5,848	(628)	(633)
Non-agency backed — commercial	—	—	1,732	(341)	(341)

Total fixed maturities, available-for-sale	4,492	(133)	11,297	(1,241)	(1,374)
Investment in mutual fund, available-for-sale	7,456	(44)	—	—	(44)

	$11,948	$(177)	$11,297	$(1,241)	$(1,418)

          The following table reflects the number of securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than	Greater	Gross
	or equal to	than 12	Unrealized
At:	12 months	months	Gains
June 30, 2011	7	5	151
June 30, 2010	6	18	153
          The following tables reflect the fair value and gross unrealized losses of those securities in a continuous unrealized loss position for greater than 12 months. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at June 30, 2011:	Securities	Value	Losses
Less than or equal to 10%	2	$1,435	$(57)
Greater than 10%	3	2,388	(373)

	5	$3,823	$(430)

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at June 30, 2010:	Securities	Value	Losses
Less than or equal to 10%	11	$7,931	$(276)
Greater than 10%	7	3,366	(965)

	18	$11,297	$(1,241)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of
	Securities with		Severity of Gross Unrealized Losses
Length of	Gross	Gross			Greater
Gross Unrealized Losses	Unrealized	Unrealized			than
at June 30, 2011:	Losses	Losses	Less than 5%	5% to 10%	10%
Less than or equal to:
Three months	$6,056	$(166)	$(166)	$—	$—
Six months	173	(3)	(3)	—	—
Nine months	—	—	—	—	—
Twelve months	—	—	—	—	—
Greater than twelve months	3,823	(430)	(57)	—	(373)

Total	$10,052	$(599)	$(226)	$—	$(373)

	Fair Value of
	Securities with		Severity of Gross Unrealized Losses
Length of	Gross	Gross			Greater
Gross Unrealized Losses	Unrealized	Unrealized			than
at June 30, 2010:	Losses	Losses	Less than 5%	5% to 10%	10%
Less than or equal to:
Three months	$11,291	$(170)	$(145)	$(25)	$—
Six months	—	—	—	—	—
Nine months	152	(2)	(2)	—	—
Twelve months	505	(5)	(5)	—	—
Greater than twelve months	11,297	(1,241)	(153)	(123)	(965)

Total	$23,245	$(1,418)	$(305)	$(148)	$(965)

          Other-Than-Temporary Impairment
          In accordance with FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments (“FASB ASC 320-10-65”), the Company separates OTTI into the following two components: (i) the amount related to credit losses, which is recognized in the consolidated statement of operations and (ii) the amount related to all other factors, which is recorded in other comprehensive income (loss). The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge.
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
          Securities with declines attributable to issuer-specific fundamentals are reviewed to identify all available evidence to estimate the potential for impairment. Resources used include historical financial data included in filings with the United States Securities and Exchange Commission (“SEC”) for corporate bonds and performance data regarding the underlying loans for CMOs. Securities with declines attributable solely to market or sector declines where the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before the full recovery of its amortized cost basis are not deemed to be other-than-temporarily impaired.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

	Year Ended June 30,
	2011		2010		2009
	Number of		Number of		Number of
	Securities	OTTI	Securities	OTTI	Securities	OTTI
Corporate bonds	—	$—	—	$—	3	$(871)
Collateralized mortgage obligations:
Non-agency backed — residential	5	(119)	10	(1,723)	5	(1,564)
Non-agency backed — commercial	5	(296)	5	(214)	4	(1,205)

	10	(415)	15	(1,937)	12	(3,640)

Portion of loss recognized in accumulated other comprehensive income (loss)		2		954		1,220

Net OTTI recognized in net income (loss)		$(413)		$(983)		$(2,420)

          Since the adoption of FASB ASC 320-10-65, the following is a progression of the credit-related portion of OTTI on fixed maturity securities owned at June 30, 2011 and 2010 (in thousands).

	Year Ended
	June 30,
	2011	2010
Beginning balance	$(3,301)	$(2,870)
Additional credit impairments on:
Previously impaired securities	(413)	(491)
Securities without previous impairments	—	(492)

	(413)	(983)
Reductions for securities sold (realized)	371	552

	$(3,343)	$(3,301)

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
unrealized losses on the remaining non-agency backed CMOs for which OTTI charges have not been recorded are not necessarily predictive of the ultimate performance of the underlying collateral. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.
          The Company believes that the remaining securities having unrealized losses at June 30, 2011 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.
3. Reinsurance
          Total premiums written and earned are summarized as follows (in thousands).

	Year Ended June 30,
	2011		2010		2009
	Written	Earned	Written	Earned	Written	Earned
Direct	$152,356	$153,368	$162,150	$167,744	$187,935	$206,358
Assumed	19,435	19,844	19,858	19,302	17,044	17,755
Ceded	(171)	(171)	—	—	—	—

Total	$171,620	$173,041	$182,008	$187,046	$204,979	$224,113

          Assumed business represents private-passenger non-standard automobile insurance premiums produced by a managing general agency subsidiary in Texas written through a program with a county mutual insurance company and assumed by the Company through 100% quota-share reinsurance. The percentages of premiums assumed to net premiums written for the years ended June 30, 2011, 2010 and 2009 were 11%, 11% and 8%, respectively.
          Effective August 1, 2010, the Insurance Companies began utilizing excess-of-loss reinsurance with an unaffiliated reinsurer to limit their exposure to losses under liability coverages for policies issued with limits greater than the minimum statutory requirements. Although the reinsurance agreements contractually obligate the reinsurer to reimburse the Company for their share of losses, they do not discharge the primary liability of the Company, which remains contingently liable in the event the reinsurer is unable to meet their contractual obligations.
          At June 30, 2011, the Insurance Companies had unsecured aggregate reinsurance receivables of $0.2 million. During the year ended June 30, 2011, ceded premiums earned and reinsurance recovered on losses and loss adjustment expenses (“LAE”) were $0.2 million and $0.1 million, respectively.
4. Stock-Based Compensation Plans
          Employee Stock-Based Incentive Plan
          The Company has issued stock options (“Stock Option Awards”) and restricted common stock (“Restricted Stock Awards”) to employees and directors under its Amended and Restated First Acceptance Corporation 2002 Long Term Incentive Plan (the “Plan”) and accounts for such issuances in accordance with FASB ASC 718-20, Compensation — Stock Compensation. At June 30, 2011, there were 2,841,216 shares remaining available for issuance under the Plan. Stock Option Awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock Option Awards expire over ten years and generally vest equally in annual installments over four or five years through fiscal year 2013, while the Restricted Stock Awards vest in designated installments through fiscal year 2015. Certain awards provide for accelerated vesting if there is a change in control (as defined in the Plan).
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
          Compensation expense related to Stock Option Awards is calculated under the fair value method and is recorded on a straight-line basis over the vesting period. There were no Stock Option Awards granted during the years ended June 30, 2011, 2010 and 2009. At June 30, 2011, the weighted average remaining contractual life of options outstanding and exercisable/vested is approximately 2.4 years and 2.2 years, respectively.
          A summary of the activity for the Company’s Stock Option Awards is presented below (in thousands, except per share data).

			Weighted
			Average	Aggregate
			Exercise	Intrinsic
	Options	Exercise Price	Price	Value
Options outstanding at June 30, 2008	5,456	$3.00-$11.81	$4.13
Granted	—	—	—
Exercised	—	—	—
Forfeited	(148)	$3.00-$11.81	$7.51

Options outstanding at June 30, 2009	5,308	$3.00-$11.81	$4.04
Granted	—	—	—
Exercised	—	—	—
Exchanged and Cancelled	(605)	$6.64-$11.81	$10.69
Forfeited	(142)	$3.10-$11.81	$6.91

Options outstanding at June 30, 2010	4,561	$3.00-$8.13	$3.06
Granted	—	—	—
Exercised	—	—	—
Forfeited	(61)	$3.04	$3.04

Options outstanding at June 30, 2011	4,500		$3.06	—

Options exercisable/vested at June 30, 2011	4,319		$3.06	—

          A summary of the activity for the Company’s Restricted Stock Awards is presented below (in thousands, except per share data).

		Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Restricted Stock Awards outstanding at June 30, 2008	400	$3.04
Granted	225	$2.63
Vested	—	—
Forfeited	—	—

Restricted Stock Awards outstanding at June 30, 2009	625	$2.89
Granted	160	$1.97
Vested	(309)	$3.01
Forfeited	(4)	$2.50

Restricted Stock Awards outstanding at June 30, 2010	472	$2.50
Granted	—	—
Vested	(307)	$2.60
Forfeited	(29)	$2.51

Restricted Stock Awards outstanding at June 30, 2011	136	$2.30

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
          In the table above, the number of shares vested includes 59,061 shares surrendered by the employees to the Company for payment of minimum tax withholding obligations. Shares of stock withheld for purposes of satisfying minimum tax withholding obligations are again available for issuance under the Plan.
          There were no Restricted Stock Awards granted during the year ended June 30, 2011. The aggregate fair values of Restricted Stock Awards vested during the years ended June 30, 2011 and 2010 were $0.8 million and $0.9 million, respectively, at the date of vesting. There were no Restricted Stock Awards that vested during the year ended June 30, 2009. Expected future compensation expense related to the issuance of Restricted Stock Awards is $0.4 million, which will be amortized through fiscal year 2015.
Employee Stock Purchase Plan
          The Company’s Board of Directors adopted the First Acceptance Corporation Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may purchase shares of the Company’s common stock at a price equal to the lower of the closing market price on the first or last trading day of a six-month period. ESPP participants can authorize payroll deductions, administered through an independent plan custodian, of up to 15% of their salary to purchase semi-annually (June 30 and December 31) up to $25,000 of the Company’s common stock during each calendar year. The Company has reserved 400,000 shares of common stock for issuance under the ESPP. Employees purchased approximately 32,000, 37,000 and 27,000 shares during the years ended June 30, 2011, 2010 and 2009, respectively. Compensation expense attributable to subscriptions to purchase shares under the ESPP was $8,000, $16,000 and $17,000 for the years ended June 30, 2011, 2010 and 2009, respectively. At June 30, 2011, 210,617 shares remain available for issuance under the ESPP.
5. Employee Benefit Plan
          The Company sponsors a defined contribution retirement plan (“401k Plan”) under Section 401(k) of the Internal Revenue Code. The 401k Plan covers substantially all employees who meet specified service requirements. Under the 401k Plan, the Company may, at its discretion, match 100% of the first 3% of an employee’s salary plus 50% of the next 2% up to the maximum allowed by the Internal Revenue Code. The Company’s contributions to the 401k Plan for the years ended June 30, 2011, 2010 and 2009 were $0.6 million, $0.5 million and $0.8 million, respectively.
6. Property and Equipment
          The components of property and equipment are as follows (in thousands).

	June 30,
	2011	2010
Furniture and equipment	$7,949	$7,693
Leasehold improvements	2,961	2,879
Capitalized leases	826	826
Aircraft	190	190

	11,926	11,588
Less: Accumulated depreciation	(9,393)	(8,064)

Property and equipment, net	$2,533	$3,524

          Depreciation and amortization expense related to property and equipment was $1.6 million, $2.0 million and $1.9 million for the years ended June 30, 2011, 2010 and 2009, respectively.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Lease Commitments
     Operating Leases
     The Company is committed under various lease agreements for office space and equipment. Certain lease agreements contain renewal options and rent escalation clauses. Rental expense for 2011, 2010 and 2009 was $9.9 million, $10.9 million and $10.7 million, respectively. Future minimum lease payments under these agreements follow (in thousands).

Year Ending June 30,	Amount
2012	$7,389
2013	4,778
2014	2,895
2015	1,618
2016	896
Thereafter	929

Total	$18,505

     Capital Leases
     The maturities of the capitalized lease obligations secured by equipment at June 30, 2011 are as follows (in thousands).

Capitalized Lease
Year Ending June 30,	Obligations
2012	$63
2013	12

75
Less: Amount representing executory costs	(5)

Net minimum lease payments	70
Less: Amount representing interest	(2)

Present value of net minimum lease payments	$68

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Losses and Loss Adjustment Expenses Incurred and Paid
     Information regarding the reserve for unpaid losses and LAE is as follows (in thousands).

	Year Ended June 30,
	2011	2010	2009
Liability for unpaid losses and LAE at beginning of year, gross	$73,198	$83,973	$101,407
Reinsurance balances receivable	(46)	(78)	(259)

Liability for unpaid losses and LAE at beginning of year, net	73,152	83,895	101,148

Add: Provision for losses and LAE:
Current year	130,888	138,218	160,659
Prior years	(1,721)	(11,223)	(11,382)

Net losses and LAE incurred	129,167	126,995	149,277

Less: Losses and LAE paid:
Current year	84,736	87,097	103,566
Prior years	49,292	50,641	62,964

Net losses and LAE paid	134,028	137,738	166,530

Liability for unpaid losses and LAE at end of year, net	68,291	73,152	83,895
Reinsurance balances receivable	133	46	78

Liability for unpaid losses and LAE at end of year, gross	$68,424	$73,198	$83,973

     The favorable change in the estimate of unpaid losses and loss adjustment expenses of $1.7 million for the year ended June 30, 2011 was due to lower than anticipated severity of accidents occurring during the fiscal 2009 and 2010 accident years, specifically in bodily injury coverage in Texas, Tennessee and South Carolina and physical damage coverages in Georgia, partially offset by higher loss adjustment expenses specific to bodily injury and Florida no-fault coverages. The favorable change in the estimate of unpaid losses and loss adjustment expenses of $11.2 million for the year ended June 30, 2010 was due to lower than anticipated severity of accidents occurring during the fiscal 2007 and 2008 accident years, primarily in bodily injury coverage in Georgia and South Carolina, an improvement in the Company’s claim handling practices and a shift in business mix toward renewal policies, which have lower loss ratios than new policies. The favorable development of $11.4 million for the year ended June 30, 2009 was primarily due to both lower than anticipated severity and frequency of accidents, most notably in the Company’s property and physical damage coverages.
9. Debentures Payable
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
     The obligations of the Company under the junior subordinated debentures represent full and unconditional guarantees by the Company of FAST I’s obligations for the preferred securities. Dividends on the preferred securities are cumulative, payable quarterly in arrears and are deferrable at the Company’s option for up to five years. The dividends on these securities, which have not been deferred, are the same as the interest on the debentures. The Company cannot pay dividends on its common stock during such deferments.
     The debentures are classified as debentures payable in the Company’s consolidated balance sheets and the interest paid on these debentures is classified as interest expense in the consolidated statements of operations.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Income Taxes
     The provision for income taxes consisted of the following (in thousands).

	Year Ended June 30,
	2011	2010	2009
Federal:
Current	$—	$—	$295
Deferred	—	—	17,440

	—	—	17,735

State:
Current	296	441	508
Deferred	(98)	—	153

	198	441	661

	$198	$441	$18,396

     The provision for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands).

	Year Ended June 30,
	2011	2010	2009
Provision (benefit) for income taxes at statutory rate	$(19,804)	$2,618	$(17,466)
Tax effect of:
Tax-exempt investment income	(15)	(16)	(16)
Change in the beginning of the year balance of the valuation allowance for deferred tax assets allocated to income taxes	4,761	(5,278)	(6,291)
Net operating loss carryforward expirations	735	2,483	24,534
Goodwill and identifiable intangible assets	14,084	—	16,724
Restricted stock	248	240	—
State income taxes, net of federal income tax benefit and valuation allowance	198	441	661
Other	(9)	(47)	250

	$198	$441	$18,396

     The tax effects of temporary differences that give rise to the net deferred tax assets and liabilities are presented below (in thousands).

	June 30,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$5,272	$3,613
Stock option compensation	3,871	3,965
Unearned premiums and loss and loss adjustment expense reserves	4,798	5,099
Goodwill and identifiable intangible assets	6,193	2,886
Alternative minimum tax (“AMT”) credit carryforwards	1,612	1,612
Accrued expenses and other nondeductible items	994	934
Other	3,946	3,089

	26,686	21,198
Deferred tax liabilities:
Deferred acquisition costs	(1,157)	(1,268)
Identifiable intangible assets	(1,872)	—
Net unrealized change on investments	(3,330)	(3,025)

	(6,359)	(4,293)

Total net deferred tax asset	20,327	16,905
Less: Valuation allowance	(22,101)	(16,905)

Net deferred tax liability	$(1,774)	$—

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     The Company had a valuation allowance of $22.1 million and $16.9 million at June 30, 2011 and 2010, respectively, to reduce deferred tax assets to the amount that is more likely than not to be realized. The change in the total valuation allowance for the year ended June 30, 2011 was an increase of $5.2 million. For the year ended June 30, 2011, the change in the valuation allowance included reductions of $0.3 million related to the unrealized change on investments included in other comprehensive income (loss) and increases of $0.8 million related to deferred state income taxes.
     In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s net deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its deferred tax assets, management considered both positive and negative evidence. The Company placed greater weight on historical results than on the Company’s outlook for future profitability and established a deferred tax valuation allowance at June 30, 2011 and 2010. The deferred tax valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, the Company would record an income tax benefit for the adjustment.
     The change in the total valuation allowance for the year ended June 30, 2010 was a decrease of $8.0 million. For the year ended June 30, 2010, the change in the valuation allowance primarily included the unrealized change on investments of $3.2 million included in other comprehensive income. The change in the total valuation allowance for the year ended June 30, 2009 was a decrease of $5.2 million. The fiscal year 2009 provision was increased by a net charge of $10.2 million resulting from the $15.3 million tax effect of the goodwill impairment charge and the establishment of a full valuation allowance on the remaining net deferred tax assets offset by a tax benefit of $5.1 million related to the utilization of federal net operating loss (“NOL”) carryforwards that were to expire on June 30, 2009 that had been previously reserved for through a valuation allowance.
     At June 30, 2011, the Company had gross state NOL carryforwards of $26.6 million that begin to expire in 2019 and AMT credit carryforwards of $1.6 million that have no expiration date. At June 30, 2011, the Company had gross NOL carryforwards for federal income tax purposes of $15.1 million, which are available to offset future federal taxable income. As discussed previously, on a tax-affected basis, all remaining federal and substantially all state NOL carryforwards at June 30, 2011 have been fully reserved for through a valuation allowance.
     The gross federal NOL carryforwards will expire in 2013 through 2031, as shown in the following table (in thousands).

Expiration Year Ended June 30,	Amount
2012	$—
2013	2
2014	—
2015	—
Thereafter	15,061

Total NOL carryforwards	$15,063

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Net Income (Loss) Per Share
     FASB ASC 260-10, Earnings Per share, specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). Basic EPS are computed using the weighted average number of shares outstanding. Diluted EPS are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding securities with a right to purchase or convert into common stock.
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Year Ended June 30,
	2011	2010	2009
Net income (loss)	$(56,780)	$7,040	$(68,300)

Weighted average common basic shares	48,171	47,961	47,664
Effect of dilutive securities	—	457	—

Weighted average common dilutive shares	48,171	48,418	47,664

Basic net income (loss) per share	$(1.18)	$0.15	$(1.43)

Diluted net income (loss) per share	$(1.18)	$0.15	$(1.43)

     For the years ended June 30, 2011 and 2009, the computation of diluted net loss per share did not include 0.1 million and 0.6 million shares, respectively, of unvested restricted common stock as their inclusion would have been anti-dilutive. For the year ended June 30, 2010, the computation of diluted net income per share included 0.5 million shares of unvested restricted common stock. Options to purchase 4.5 million, 4.6 million and 5.3 million shares for the years ended June 30, 2011, 2010 and 2009, respectively, were not included in the computation of diluted net income (loss) per share as their exercise prices were in excess of the average stock prices for the periods presented.
12. Concentrations of Credit Risk
     At June 30, 2011, the Company had certain concentrations of credit risk with several financial institutions in the form of cash and cash equivalents, which amounted to $29.3 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company and the amount of available Federal Deposit Insurance Corporation insurance is periodically reviewed. If the financial institutions failed to completely perform under terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.
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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Related Party Transactions
     Certain of the Company’s executives are covered by employment agreements covering, among other items, base compensation, incentive-bonus determinations and payments in the event of termination or a change in control of the Company.
14. Severance
     During the years ended June 30, 2011, 2010 and 2009, the Company incurred charges of $1.7 million, $0.2 million and $0.2 million, respectively, for severance for former employees of the Company. The fiscal year 2011 charge was comprised of $1.3 million in accrued severance and benefits and $0.4 million in non-cash charges related to the vesting of certain unvested stock options and restricted common stock. At June 30, 2011, a severance and benefit accrual of $1.0 million was classified in other liabilities in the Company’s consolidated balance sheet. Severance and benefits charges are included in insurance operating expenses and the non-cash charges related to the vesting of stock options and restricted common stock are included within stock-based compensation expense in the consolidated statements of operations. The insurance operations segment includes the accrued severance and benefits charges, and the real estate and corporate segment includes the accelerated vesting charges.
15. Litigation
     The Company is named as a defendant in various lawsuits, arising in the ordinary course of business, generally relating to its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves. The Company also faces lawsuits from time to time that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action and individual lawsuits that involve issues arising in the course of the Company’s business. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by FASB ASC 450-20, Loss Contingencies (“FASB ASC 450-20”). Pursuant to FASB ASC 450-20, reserves for a loss may only be recognized if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management evaluates each legal action and records reserves for losses as warranted by establishing a reserve in its consolidated balance sheets in loss and loss adjustment expense reserves for bad faith claims and in other liabilities for other lawsuits. Amounts incurred are recorded in the Company’s consolidated statements of operations in losses and loss adjustment expenses for bad faith claims and in insurance operating expenses for other lawsuits unless otherwise disclosed.
     The Company established an accrual for losses related to the litigation settlements entered into during fiscal year 2009 related to litigation brought against the Company in Alabama and Georgia with respect to its sales practices, primarily the sale of ancillary motor club memberships sold in those states. Pursuant to the terms of the settlements, eligible class members were entitled to certain premium credits towards a future automobile insurance policy with the Company or a reimbursement certificate for future rental or towing expenses. Benefits to the Georgia and Alabama class members commenced January 1, 2009 and March 7, 2009, respectively. Premium credits issued to class members as described above were prorated over a twelve-month term not to extend beyond August 2011, and the class members were entitled to the prorated premium credit only so long as their insurance premiums remained current during the twelve-month term.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     At December 31, 2008, the Company accrued $5.2 million for premium credits available to class members who were actively insured by the Company. The following is a progression of the activity associated with the estimated premium credit liability (in thousands).

Balance at December 31, 2008	$5,227
Credits utilized	(1,338)
Credits forfeited	(904)

Balance at June 30, 2009	2,985
Credits utilized	(2,622)
Credits forfeited	(317)

Balance at June 30, 2010	46
Credits utilized	(39)
Credits forfeited	(7)

Balance at June 30, 2011	$—

     The Company did not incur any significant costs associated with the reimbursement certificates. The litigation settlement costs are classified in the litigation settlement expenses line item in the Company’s consolidated statements of operations. The litigation settlement accrual for those currently estimable costs associated with the utilization of premium credits was classified in other liabilities in the Company’s consolidated balance sheets. Based on the terms of the settlements and remaining available premium credits at June 30, 2011, management does not expect any further activity associated with this litigation during future periods.
     The Company received $2.95 million in July 2009 from its insurance carrier regarding coverage for the costs and expenses incurred by the Company relating to the settlement of the Georgia and Alabama litigation. The insurance recovery was accrued in fiscal year 2009 and is included in litigation settlement expenses in the Company’s consolidated statement of operations.
16. Fair Value of Financial Instruments
     The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	June 30, 2011		June 30, 2010
		Fair		Fair
	Carrying Value	Value	Carrying Value	Value
Assets:
Investments, available-for-sale	$186,815	$186,815	$196,550	$196,550
Liabilities:
Debentures payable	41,240	17,841	41,240	19,701
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
17. Segment Information
     The Company operates in two business segments with its primary focus being the selling, servicing and underwriting of non-standard personal automobile insurance. The real estate and corporate segment consists of the activities related to the disposition of foreclosed real estate held for sale, interest expense associated with all debt and other general corporate overhead expenses.
     The following table presents selected financial data by business segment (in thousands).

	Year Ended June 30,
	2011	2010	2009
Revenues:
Insurance	$210,618	$223,054	$265,341
Real estate and corporate	116	119	124

Consolidated total	$210,734	$223,173	$265,465

Income (loss) before income taxes:
Insurance	$(50,407)	$14,568	$(42,536)
Real estate and corporate	(6,175)	(7,087)	(7,368)

Consolidated total	$(56,582)	$7,481	$(49,904)

	June 30,
	2011	2010
Total assets:
Insurance	$281,399	$343,499
Real estate and corporate	14,895	12,843

Consolidated total	$296,294	$356,342

18. Statutory Financial Information and Accounting Policies
     The statutory-basis financial statements of the Insurance Companies are prepared in accordance with accounting practices prescribed or permitted by the Department of Insurance in each respective state of domicile. Each state of domicile requires that insurance companies domiciled in the state prepare their statutory-basis financial statements in accordance with the National Association of Insurance Commissioners Accounting Practices and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile. The Insurance Companies are required to report their risk-based capital (“RBC”) each December 31. Failure to maintain an adequate RBC could subject the Insurance Companies to regulatory action and could restrict the payment of dividends. At December 31, 2010, the RBC levels of the Insurance Companies did not subject them to any regulatory action.
     At June 30, 2011 and 2010, on an unaudited consolidated statutory basis, the capital and surplus of the Insurance Companies was $115.3 million and $120.3 million, respectively. For the fiscal years ended June 30, 2011, 2010 and 2009, unaudited consolidated statutory net income (loss) of the Insurance Companies was $(5.9) million, $5.2 million and $7.3 million, respectively.
     The maximum amount of dividends which can be paid by First Acceptance Insurance Company, Inc. (“FAIC”) to the Company, without the prior approval of the Texas insurance commissioner, is limited to the greater of 10% of statutory capital and surplus at December 31 of the next preceding year or net income for the year. Accordingly, at December 31, 2010, the maximum amount of dividends available to be paid to the Company from FAIC without prior approval in any preceding twelve-month period is approximately $12 million. Based on FAIC’s earned surplus at June 30, 2011, the Company believes that it has extraordinary dividend capacity, of an additional $3 million, subject to regulatory approval.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Selected Quarterly Financial Data (unaudited)
     Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data for the years ended June 30, 2011 and 2010 is summarized as follows (in thousands, except per share data).

	Quarters Ended
	September 30,	December 31,	March 31,	June 30,
Year Ended June 30, 2011:
Total revenues	$53,123	$51,677	$52,800	$53,134
Income (loss) before income taxes	$512	$(1,969)	$(1,910)	$(53,215)
Net income (loss)	$392	$(2,090)	$(1,608)	$(53,474)

Basic and diluted net income (loss) per share	$0.01	$(0.04)	$(0.03)	$(1.11)

Year Ended June 30, 2010:
Total revenues	$57,312	$53,775	$56,116	$55,970
Income before income taxes	$2,861	$1,577	$2,193	$850
Net income	$2,760	$1,475	$2,069	$736

Basic and diluted net income per share	$0.06	$0.03	$0.04	$0.02
     Loss before income taxes for the quarter ended June 30, 2011 of $50.8 million included a goodwill and intangible assets impairment charge of $52.4 million (see Note 1) and $2.1 million of favorable development in the Company’s estimate of unpaid loss and loss adjustment expenses. Income before income taxes for the quarter ended June 30, 2010 of $0.9 million included $1.0 million of favorable development in the Company’s estimate of unpaid loss and loss adjustment expenses.

FIRST ACCEPTANCE CORPORATION 10-K

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.

Item 9A.	Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management team, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) at June 30, 2011. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Senior Vice President of Finance (principal financial officer) concluded that our disclosure controls and procedures were effective at June 30, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective at June 30, 2011.
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

FIRST ACCEPTANCE CORPORATION 10-K
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
     Information with respect to our directors and executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 15, 2011, is incorporated herein by reference.
     Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 15, 2011, is incorporated herein by reference.
     Information with respect to our code of business conduct and ethics, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 15, 2011, is incorporated herein by reference.
     Information with respect to our corporate governance disclosures, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 15, 2011, is incorporated herein by reference.

Item 11.	Executive Compensation
     Information with respect to the compensation of our executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 15, 2011, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 15, 2011, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     Information with respect to certain relationships and related transactions, and director independence, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 15, 2011, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
     Information with respect to the fees paid to and services provided by our principal accountants, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held November 15, 2011, is incorporated herein by reference.

FIRST ACCEPTANCE CORPORATION 10-K
PART IV

Item 15.	Exhibits, Financial Statement Schedules
     (a) Financial Statements, Financial Statement Schedules and Exhibits
(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules:

Schedule I — Financial Information of Registrant (Parent Company)

(3)	Exhibits: See the exhibit listing set forth below.
Exhibit
Number
3.1	Restated Certificate of Incorporation of First Acceptance Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 3, 2004).

3.2	Second Amended and Restated Bylaws of First Acceptance Corporation (incorporated by reference to Exhibit 3 of the Company’s Current Report on Form 8-K dated November 9, 2007).

4.1	Registration Rights Agreement, dated as of July 1, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 11, 2002).

4.2	Form of certificate representing shares of common stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed December 26, 2002).

10.1	Amended and Restated First Acceptance Corporation 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated November 23, 2009).*

10.2	Nonqualified Stock Option Agreement, dated as of July 9, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated July 11, 2002).*

10.3	Nonqualified Stock Option Agreement, dated as of April 30, 2004, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated May 3, 2004).*

10.4	Registration Rights Agreement, dated as of April 30, 2004, by and among First Acceptance Corporation, Stephen J. Harrison and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated May 3, 2004).

10.5	Form of Restricted Stock Award Agreement under the Company’s 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 3, 2004).*

10.6	Form of Nonqualified Stock Option Agreement under the Company’s 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 3, 2004).*

10.7	Amended and Restated First Acceptance Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 17, 2010).

FIRST ACCEPTANCE CORPORATION 10-K
10.8	Summary of Compensation for Non- Employee Directors and Named Executive Officers.

10.9	Stock Purchase Agreement, dated as of September 13, 2006, by and between First Acceptance Corporation and Edward Pierce (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated September 19, 2006).*

10.10	Nonqualified Stock Option Agreement, dated as of September 13, 2006, by and between First Acceptance Corporation and Edward Pierce (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated September 19, 2006).*

10.11	Nonqualified Stock Option Agreement, dated as of October 9, 2006, by and between First Acceptance Corporation and Kevin P. Cohn (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated October 12, 2006).*

10.12	Form of Restricted Stock Award Agreement of Outside Directors under the Company’s 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated May 10, 2007).*

10.13	Form of Indemnification Agreement between the Company and each of the Company’s directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 10-Q dated May 10, 2007).*

10.14	Junior Subordinated Indenture, dated June 15, 2007, between First Acceptance Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated June 18, 2007).

10.15	Guarantee Agreement, dated June 15, 2007, between First Acceptance Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated June 18, 2007).

10.16	Amended and Restated Trust Agreement, dated June 15, 2007, among First Acceptance Corporation, Wilmington Trust Company and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated June 18, 2007).

10.17	Amended and Restated Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated February 11, 2008).*

10.18	Amended and Restated Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, by and between First Acceptance Corporation and Edward Pierce (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated February 11, 2008).*

10.19	Amended and Restated Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, by and between First Acceptance Corporation and Kevin P. Cohn (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K dated February 11, 2008).*

10.20	First Amendment to First Acceptance Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated February 11, 2008).

10.21	Restricted Stock Award Agreement, dated as of March 18, 2008, between First Acceptance Corporation and Edward Pierce (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated March 21, 2008).*

FIRST ACCEPTANCE CORPORATION 10-K
10.22	Form of Restricted Stock Award Agreement between First Acceptance Corporation and Stephen J. Harrison and Edward Pierce (incorporated by reference to Exhibit 99 of the Company’s Current Report on Form 8-K dated October 6, 2008).*

10.23	Stipulation and Agreement of Settlement, made and entered into as of September 10, 2008, by First Acceptance Insurance Company of Georgia, Inc., and its predecessors and affiliates, Village Auto Insurance Company, U.S. Auto Insurance Company, and Transit Auto Club, Inc., and Annette Rush and all other persons similarly situated by and through their undersigned attorneys of record (incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q dated November 10, 2008).

10.24	Stipulation and Agreement of Settlement, dated as of December 5, 2008, by First Acceptance Insurance Company, Inc., and its predecessors and affiliates, USAuto Insurance Company, and Transit Automobile Club, Inc., by and through their attorneys of record, and Margaret Franklin and all other persons similarly situated, by and through their attorneys of record (incorporated by reference to Exhibit 99 of the Company’s Current Report on Form 8-K dated December 11, 2008).

10.25	Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, between First Acceptance Corporation and Daniel L. Walker (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated May 11, 2009).*

10.26	Amended and Restated Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, between First Acceptance Corporation and Keith E. Bornemann (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated May 11, 2009).*

10.27	Option Cancellation and Restricted Award Agreement, made as of November 18, 2009, between First Acceptance Corporation and Keith E. Bornemann (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated November 23, 2009).*

10.28	Option Cancellation and Restricted Award Agreement, made as of November 18, 2009, between First Acceptance Corporation and Kevin P. Cohn (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated November 23, 2009).*

10.29	Option Cancellation and Restricted Award Agreement, made as of November 18, 2009, between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated November 23, 2009).*

10.30	Option Cancellation and Restricted Award Agreement, made as of November 18, 2009, between First Acceptance Corporation and Edward L. Pierce (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K dated November 23, 2009).*

10.31	Compensation Arrangement, made as of March 30, 2011, between First Acceptance Corporation and Mark A. Kelly (incorporated by reference to Exhibit 10.35 of the Company’s Amendment No. 1 to Current Report on Form 8-K dated April 1, 2011).*

10.32	Employment Agreement, made as of May 15, 2007, as amended March 3, 2009, between First Acceptance Corporation and John Barnett (incorporated by reference to Exhibit 99 of the Company’s Current Report on Form 8-K dated May 23, 2011).*

14	First Acceptance Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K dated September 28, 2004).

21	Subsidiaries of First Acceptance Corporation.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

FIRST ACCEPTANCE CORPORATION 10-K
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

FIRST ACCEPTANCE CORPORATION 10-K
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION
Date: August 31, 2011	By	/s/ Stephen J. Harrison
Stephen J. Harrison
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen J. Harrison Stephen J. Harrison	Chief Executive Officer and Director (Principal Executive Officer)	August 31, 2011

/s/ John R. Barnett John R. Barnett	Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	August 31, 2011

/s/ Gerald J. Ford Gerald J. Ford	Chairman of the Board of Directors	August 31, 2011

/s/ Thomas M. Harrison, Jr. Thomas M. Harrison, Jr.	Director	August 31, 2011

/s/ Rhodes R. Bobbitt	Director	August 31, 2011
Rhodes R. Bobbitt

/s/ Harvey B. Cash	Director	August 31, 2011
Harvey B. Cash

/s/ Donald J. Edwards	Director	August 31, 2011
Donald J. Edwards

/s/ Tom C. Nichols	Director	August 31, 2011
Tom C. Nichols

/s/ Lyndon L. Olson	Director	August 31, 2011
Lyndon L. Olson

/s/ William A. Shipp, Jr.	Director	August 31, 2011
William A. Shipp, Jr.

FIRST ACCEPTANCE CORPORATION 10-K
FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES
SCHEDULE I. FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
(in thousands)

	June 30,
	2011	2010
Balance Sheets
Assets:
Investment in subsidiaries, at equity in net assets	$150,132	$206,265
Cash and cash equivalents	11,674	9,534
Other assets	3,252	3,309

	$165,058	$219,108

Liabilities:
Debentures payable	$41,240	$41,240
Other liabilities	1,590	678
Stockholders’ equity	122,228	177,190

	$165,058	$219,108

	Year Ended June 30,
	2011	2010	2009
Statements of Operations
Investment income	$116	$119	$124
Equity in income (loss) of subsidiaries, net of tax	(49,926)	13,813	(58,650)
Expenses	(6,005)	(7,206)	(7,492)

Income (loss) before income taxes	(55,815)	6,726	(66,018)
Provision (benefit) for income taxes	965	(314)	2,282

Net income (loss)	$(56,780)	$7,040	$(68,300)

	Year Ended June 30,
	2011	2010	2009
Statements of Cash Flows
Cash flows from operating activities:
Net income (loss)	$(56,780)	$7,040	$(68,300)
Equity in income (loss) of subsidiaries, net of tax	49,926	(13,813)	58,650
Stock-based compensation	998	1,048	2,053
Deferred income taxes	—	—	8,927
Other	(108)	(2)	—
Change in assets and liabilities	971	4,488	(5,044)

Net cash used in operating activities	(4,993)	(1,239)	(3,714)

Cash flows from investing activities:
Investment in subsidiary	—	—	(2,685)
Dividends from subsidiary	7,079	7,670	10,975
Improvements to foreclosed real estate	(2)	(22)	(138)

Net cash provided by investing activities	7,077	7,648	8,152

Cash flows from financing activities:
Payments on borrowings	—	—	(3,913)
Net proceeds from issuance of common stock	56	67	68

Net cash provided by (used in) financing activities	56	67	(3,845)

Net increase in cash and cash equivalents	2,140	6,476	593
Cash and cash equivalents, beginning of year	9,534	3,058	2,465

Cash and cash equivalents, end of year	$11,674	$9,534	$3,058