Form 10-Q
period 2011-09-30
FIRST ACCEPTANCE CORP /DE/
filed 2011-11-07
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

At November 7, 2011, there were 47,998,418 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2011	June 30, 2011
	(Unaudited)
ASSETS
Investments, available-for-sale at fair value (amortized cost of $171,649 and $177,300, respectively)	$181,989	$186,815
Cash and cash equivalents	28,055	29,305
Premiums and fees receivable, net of allowance of $418 and $406	42,834	40,447
Other assets	8,012	7,999
Property and equipment, net	2,847	2,533
Deferred acquisition costs	3,705	3,305
Goodwill	21,090	21,090
Identifiable intangible assets	4,800	4,800

TOTAL ASSETS	$293,332	$296,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$68,934	$68,424
Unearned premiums and fees	52,413	50,772
Debentures payable	41,240	41,240
Other liabilities	12,026	13,630

Total liabilities	174,613	174,066

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 47,998 and 48,458 shares issued and outstanding, respectively	480	485
Additional paid-in capital	466,136	466,777
Accumulated other comprehensive income	10,340	9,515
Accumulated deficit	(358,237)	(354,549)

Total stockholders’ equity	118,719	122,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$293,332	$296,294

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,
	2011	2010
Revenues:
Premiums earned	$40,505	$43,934
Commission and fee income	7,500	7,276
Investment income	2,021	2,137
Net realized losses on investments, available-for-sale	(57)	(224)

	49,969	53,123

Costs and expenses:
Losses and loss adjustment expenses	33,248	32,057
Insurance operating expenses	18,625	18,508
Other operating expenses	244	387
Stock-based compensation	91	192
Depreciation and amortization	344	476
Interest expense	990	991

	53,542	52,611

Income (loss) before income taxes	(3,573)	512
Provision for income taxes	115	120

Net income (loss)	$(3,688)	$392

Net income (loss) per share:
Basic and diluted	$(0.08)	$0.01

Number of shares used to calculate net income (loss) per share:
Basic	48,227	48,037

Diluted	48,227	48,509

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$(3,688)	$392
Net unrealized change in investments	825	3,820

Comprehensive income (loss)	$(2,863)	$4,212

Detail of net realized losses on investments, available-for-sale:
Net realized gains (losses) on sales and redemptions	$(26)	$80
Other-than-temporary impairment (“OTTI”) charges	—	(17)
Non-credit portion included in comprehensive income (loss)	—	2
OTTI charges reclassified from other comprehensive income (loss)	(31)	(289)

OTTI charges recognized in net income (loss)	(31)	(304)

Net realized losses on investments, available-for-sale	$(57)	$(224)

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(3,688)	$392
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	344	476
Stock-based compensation	91	192
Other-than-temporary impairment on investment securities	31	304
Net realized gains (losses) on sales and redemptions of investments	26	(80)
Other	110	96
Change in:
Premiums and fees receivable	(2,399)	(3,371)
Loss and loss adjustment expense reserves	510	(2,007)
Unearned premiums and fees	1,641	2,448
Other	(1,997)	1,842

Net cash provided by (used in) operating activities	(5,331)	292

Cash flows from investing activities:
Purchases of investments, available-for-sale	—	(1,875)
Maturities and paydowns of investments, available-for-sale	5,237	3,650
Sales of investments, available-for-sale	259	749
Capital expenditures	(658)	(110)
Other	(1)	—

Net cash provided by investing activities	4,837	2,414

Cash flows from financing activities:
Payments on borrowings	(20)	(19)
Purchase of treasury stock	(736)	—

Net cash used in financing activities	(756)	(19)

Net change in cash and cash equivalents	(1,250)	2,687
Cash and cash equivalents, beginning of period	29,305	26,184

Cash and cash equivalents, end of period	$28,055	$28,871

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

2. Fair Value

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

The Company categorizes methods used in its goodwill and intangible assets impairment tests as Level 3. The Company performs required annual impairment tests of its goodwill and intangible assets as of June 30th of each fiscal year. In the event that facts and circumstances indicate that the goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. The Company uses a discounted cash flow model and recent market transactions to estimate the fair value of the reporting unit as a part of its goodwill impairment analysis. The Company’s discounted cash flow analysis utilizes comprehensive cash flow projections, as well as assumptions based on risks and market data to the extent available. To determine the fair value of acquired trademarks and trade names, the Company uses the relief-from-royalty method which requires the Company to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Fair Value of Financial Instruments

The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	September 30, 2011		June 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments, available-for-sale	$181,989	$181,989	$186,815	$186,815
Liabilities:
Debentures payable	41,240	14,975	41,240	17,841

The fair values as presented represent the Company’s best estimates and may not be substantiated by comparisons to independent markets. The fair value of the debentures payable was based on current market rates offered for debt with similar risks and maturities. Carrying values of certain financial instruments, such as cash and cash equivalents and premiums and fees receivables, approximate fair values due to the short-term nature of the instruments and are not required to be disclosed. Therefore, the aggregate fair values presented in the preceding table do not purport to represent the Company’s underlying value.

The Company holds available-for-sale investments, which are carried at fair value. The following table presents the fair-value measurements for each major category of assets that are measured on a recurring basis (in thousands).

	Fair Value Measurements Using
September 30, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$26,318	$26,318	$—	$—
State	6,655	—	6,655	—
Political subdivisions	783	—	783	—
Revenue and assessment	25,622	—	25,622	—
Corporate bonds	83,373	—	83,373	—
Collateralized mortgage obligations:
Agency backed	19,751	—	19,751	—
Non-agency backed – residential	5,707	—	5,707	—
Non-agency backed – commercial	6,314	—	6,314	—
Redeemable preferred stock	167	167	—	—

Total fixed maturities, available-for-sale	174,690	26,485	148,205	—
Investment in mutual fund, available-for-sale	7,299	7,299	—	—

Total investments, available-for-sale	181,989	33,784	148,205	—
Cash and cash equivalents	28,055	28,055	—	—

Total	$210,044	$61,839	$148,205	$—

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Fair Value Measurements Using
June 30, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$26,147	$26,147	$—	$—
State	7,676	—	7,676	—
Political subdivisions	1,817	—	1,817	—
Revenue and assessment	26,771	—	26,771	—
Corporate bonds	82,645	—	82,645	—
Collateralized mortgage obligations:
Agency backed	20,981	—	20,981	—
Non-agency backed – residential	5,828	—	5,828	—
Non-agency backed – commercial	6,760	—	6,760	—
Redeemable preferred stock	173	173	—	—

Total fixed maturities, available-for-sale	178,798	26,320	152,478	—
Investment in mutual fund, available-for-sale	8,017	8,017	—	—

Total investments, available-for-sale	186,815	34,337	152,478	—
Cash and cash equivalents	29,305	29,305	—	—

Total	$216,120	$63,642	$152,478	$—

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. There were no transfers between Level 1 and Level 2 for the three months ended September 30, 2011 and 2010. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

Based on the above categorization, there were no Level 3 classified security valuations at September 30, 2011 and 2010 and June 30, 2011 and 2010.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3. Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$24,900	$1,418	$—	$26,318
State	6,375	280	—	6,655
Political subdivisions	754	29	—	783
Revenue and assessment	24,121	1,501	—	25,622
Corporate bonds	77,753	6,020	(400)	83,373
Collateralized mortgage obligations:
Agency backed	18,282	1,469	—	19,751
Non-agency backed – residential	5,680	182	(155)	5,707
Non-agency backed – commercial	6,107	272	(65)	6,314
Redeemable preferred stock	176	—	(9)	167

Total fixed maturities, available-for-sale	164,148	11,171	(629)	174,690
Investment in mutual fund, available-for-sale	7,501	—	(202)	7,299

	$171,649	$11,171	$(831)	$181,989

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$24,897	$1,250	$—	$26,147
State	7,396	280	—	7,676
Political subdivisions	1,798	20	(1)	1,817
Revenue and assessment	25,819	1,123	(171)	26,771
Corporate bonds	78,199	4,686	(240)	82,645
Collateralized mortgage obligations:
Agency backed	19,541	1,440	—	20,981
Non-agency backed – residential	5,758	243	(173)	5,828
Non-agency backed – commercial	6,215	556	(11)	6,760
Redeemable preferred stock	176	—	(3)	173

Total fixed maturities, available-for-sale	169,799	9,598	(599)	178,798
Investment in mutual fund, available-for-sale	7,501	516	—	8,017

	$177,300	$10,114	$(599)	$186,815

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following tables set forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

September 30, 2011	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$16,025	$—	$300	$16,325
After one through five years	66,846	3,489	—	70,335
After five through ten years	42,121	669	—	42,790
After ten years	8,197	5,104	—	13,301
No single maturity date	29,728	2,211	—	31,939

	$162,917	$11,473	$300	$174,690

June 30, 2011	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$14,120	$80	$1,500	$15,700
After one through five years	75,186	26	—	75,212
After five through ten years	37,510	—	—	37,510
After ten years	8,980	7,827	—	16,807
No single maturity date	31,450	2,119	—	33,569

	$167,246	$10,052	$1,500	$178,798

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses		Gross Unrealized Gains
At:	Less than or equal to 12 months	Greater than 12 months
September 30, 2011	9	4	145
June 30, 2011	7	5	151

The following tables reflect the fair value and gross unrealized losses of those fixed maturity securities in a continuous unrealized loss position for greater than 12 months. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

Gross Unrealized Losses at September 30, 2011:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	2	$2,351	$(78)
Greater than 10%	2	626	(177)

	4	$2,977	$(255)

Gross Unrealized Losses at June 30, 2011:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	2	$1,435	$(57)
Greater than 10%	3	2,388	(373)

	5	$3,823	$(430)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of Securities		Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses at September 30, 2011:	with Gross Unrealized Losses	Gross Unrealized Losses	Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$14,689	$(566)	$(252)	$(94)	$(220)
Six months	940	(1)	(1)	—	—
Nine months	166	(9)	(9)	—	—
Twelve months	—	—	—	—	—
Greater than twelve months	2,977	(255)	(35)	(43)	(177)

Total	$18,772	$(831)	$(297)	$(137)	$(397)

	Fair Value of Securities		Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses at June 30, 2011:	with Gross Unrealized Losses	Gross Unrealized Losses	Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$6,056	$(166)	$(166)	$—	$—
Six months	173	(3)	(3)	—	—
Nine months	—	—	—	—	—
Twelve months	—	—	—	—	—
Greater than twelve months	3,823	(430)	(57)	—	(373)

Total	$10,052	$(599)	$(226)	$—	$(373)

Restrictions

At September 30, 2011, fixed maturities and cash equivalents with a fair value of $5.8 million (amortized cost of $5.3 million) were on deposit with various insurance departments as a requirement of doing business in those states. Fixed maturities and cash equivalents with a fair value of $8.7 million (amortized cost of $8.6 million) were on deposit with another insurance company as collateral for an assumed reinsurance contract.

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Three Months Ended September 30,
	2011	2010
Fixed maturities, available-for-sale	$2,002	$2,124
Investment in mutual fund, available-for-sale	150	145
Cash and cash equivalents	—	4
Other	29	29
Investment expenses	(160)	(165)

	$2,021	$2,137

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The components of net realized losses on investments, available-for-sale at fair value follow (in thousands).

	Three Months Ended September 30,
	2011	2010
Gains	$7	$81
Losses	(33)	(1)
Other-than-temporary impairment	(31)	(304)

	$(57)	$(224)

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) is included in other comprehensive income (loss). The amounts of non-credit OTTI for securities still owned was $1.1 million for non-agency backed residential collateralized mortgage obligations (“CMOs”) and $0.2 million for non-agency backed commercial CMOs at both September 30, 2011 and June 30, 2011.

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

	Three Months Ended September 30,
	2011		2010
	Number of Securities	OTTI	Number of Securities	OTTI
Collateralized mortgage obligations:
Non-agency backed – residential	—	$—	1	$(13)
Non-agency backed – commercial	—	—	1	(4)

	—	—	2	(17)
Portion of loss recognized in accumulated other comprehensive income (loss)		(31)		(287)

Net OTTI recognized in net income (loss)		$(31)		$(304)

The following is a progression of the credit-related portion of OTTI on investments owned at September 30, 2011 and 2010 (in thousands).

	Three Months Ended September 30,
	2011	2010
Beginning balance	$(3,343)	$(3,301)
Additional credit impairments on:
Previously impaired securities	(31)	(304)
Securities without previous impairments	—	—

	(31)	(304)
Reductions for securities sold (realized)	45	—

	$(3,329)	$(3,605)

On a quarterly basis, the Company reviews cash flow estimates for certain non-agency backed CMOs of lesser credit quality following the guidance of FASB ASC 325-40-65, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FASB ASC 325-40-65”). Accordingly, when changes in estimated cash flows occur due to actual or estimated prepayment or credit loss experience, and the present value of the revised cash flows is less than the present value previously estimated, OTTI is deemed to have occurred. For non-agency backed CMOs not subject to FASB ASC 325-40-65, the Company reviews quarterly projected cash flow analyses and recognizes OTTI when it determines that a loss is probable. The Company has recognized OTTI related to certain non-agency backed CMOs as the underlying cash flows have been adversely impacted due to a reduction in prepayments from mortgage refinancing and an increase in actual and projected delinquencies in the underlying mortgages.

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

The Company believes that the remaining securities having unrealized losses at September 30, 2011 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Three Months Ended September 30,
	2011	2010
Net income (loss)	$(3,688)	$392

Weighted average common basic shares	48,227	48,037
Effect of dilutive securities	—	472

Weighted average common dilutive shares	48,227	48,509

Basic and diluted net income (loss) per share	$(0.08)	$0.01

For the three months ended September 30, 2011, the computation of diluted net loss per share did not include 0.1 million shares of unvested restricted common stock as their inclusion would have been anti-dilutive. For the three months ended September 30, 2010, the computation of diluted net income per share included 0.5 million shares of unvested restricted common stock. Options to purchase approximately 4.5 million shares and 4.6 million shares for the three months ended September 30, 2011 and 2010, respectively, were not included in the computation of diluted net income (loss) per share as their exercise prices were in excess of the average stock prices for the periods presented.

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

The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts and recent industry transaction and trading multiples of our peers, and comparing those estimated fair values with the carrying values of those assets and liabilities of the reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of the “implied fair value” of goodwill of a reporting unit requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6. Income Taxes

The provision for income taxes consisted of the following (in thousands).

	Three Months Ended September 30,
	2011	2010
Federal:
Current	$—	$—
Deferred	—	—

	—	—
State:
Current	115	120
Deferred	—	—

	115	120

	$115	$120

The provision for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands).

	Three Months Ended September 30,
	2011	2010
Provision (benefit) for income taxes at statutory rate	$(1,250)	$179
Tax effect of:
Tax-exempt investment income	(1)	(4)
Change in the beginning of the year balance of the valuation allowance for deferred tax assets allocated to income taxes	1,247	(180)
Restricted stock	—	1
State income taxes, net of federal income tax benefit and valuation allowance	115	120
Other	4	4

	$115	$120

The Company had a valuation allowance of $23.1 million and $22.1 million at September 30, 2011 and June 30, 2011, respectively. The change in the total valuation allowance for the three months ended September 30, 2011 was an increase of $1.0 million. For the three months ended September 30, 2011, the change in the valuation allowance included reductions of $0.3 million related to the unrealized change in investments included in other comprehensive income (loss).

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s net deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its deferred tax assets, management considered both positive and negative evidence. The Company placed greater weight on historical results than on the Company’s outlook for future profitability and established a deferred tax valuation allowance at September 30, 2011 and June 30, 2011. The deferred tax valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, the Company would record an income tax benefit for the adjustment.

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

The following table presents selected financial data by business segment (in thousands).

	Three Months Ended September 30,
	2011	2010
Revenues:
Insurance	$49,939	$53,093
Real estate and corporate	30	30

Consolidated total	$49,969	$53,123

Income (loss) before income taxes:
Insurance	$(2,278)	$2,051
Real estate and corporate	(1,295)	(1,539)

Consolidated total	$(3,573)	$512

	September 30, 2011	June 30, 2011
Total assets:
Insurance	$278,340	$281,399
Real estate and corporate	14,992	14,895

Consolidated total	$293,332	$296,294

8. Recent Accounting Pronouncements

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“FASB ASU No. 2011-05”), which will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), which allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

FIRST ACCEPTANCE CORPORATION 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. The following discussion should be read in conjunction with our consolidated financial statements included with this report and our consolidated financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended June 30, 2011 included in our Annual Report on Form 10-K.

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

At September 30, 2011, we leased and operated 383 retail locations (or “stores”) staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary tenant homeowner insurance product underwritten by us. At September 30, 2011, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business – General” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 for additional information with respect to our business.

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended September 30,
	2011	2010
Retail locations – beginning of period	385	394
Opened	—	—
Closed	(2)	(1)

Retail locations – end of period	383	393

The following tables show the number of our retail locations by state.

	September 30,		June 30,
	2011	2010	2011	2010
Alabama	24	25	24	25
Florida	31	31	31	31
Georgia	60	60	60	60
Illinois	67	74	68	74
Indiana	17	17	17	17
Mississippi	8	8	8	8
Missouri	12	12	12	12
Ohio	27	27	27	27
Pennsylvania	16	16	16	16
South Carolina	26	26	26	26
Tennessee	20	19	20	19
Texas	75	78	76	79

Total	383	393	385	394

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

	Three Months Ended September 30,
	2011	2010
Gross premiums earned:
Georgia	$8,711	$9,596
Texas	5,219	5,910
Illinois	5,268	5,809
Florida	4,810	4,826
Alabama	3,986	4,388
Ohio	3,367	3,227
Tennessee	2,524	2,716
South Carolina	2,389	2,500
Pennsylvania	2,020	2,422
Indiana	1,049	1,146
Missouri	614	739
Mississippi	593	687

Total gross premiums earned	40,550	43,966
Premiums ceded	(45)	(32)

Total net premiums earned	$40,505	$43,934

The following table presents the change in the total number of policies in force (“PIF”) for the insurance operations. PIF increase as a result of new policies issued and decrease as a result of policies that are canceled or expire and are not renewed.

	Three Months Ended September 30,
	2011	2010
Policies in force – beginning of period	144,410	154,655
Net decrease during period	(3,480)	(4,480)

Policies in force – end of period	140,930	150,175

FIRST ACCEPTANCE CORPORATION 10-Q

The following tables present total PIF for the insurance operations segregated by policies that were sold through our open and closed retail locations as well as our independent agents. For our retail locations, PIF are further segregated by (i) new and renewal and (ii) liability-only or full coverage. New policies are defined as those policies issued to both first-time customers and customers who have reinstated a lapsed or cancelled policy. Renewal policies are those policies which renewed after completing their full uninterrupted policy term. Liability-only policies are defined as those policies including only bodily injury (or no-fault) and property damage coverages, which are the required coverages in most states. For comparative purposes, the PIF data with respect to closed retail locations for each of the periods presented below includes all retail locations closed at September 30, 2011.

	September 30,
	2011	2010
Retail locations:
Open retail locations:
New	61,138	65,651
Renewal	75,888	78,087

	137,026	143,738
Closed retail locations:
New	119	1,094
Renewal	1,971	3,344

	2,090	4,438
Independent agents	1,814	1,999

Total policies in force	140,930	150,175

	September 30,
	2011	2010
Retail locations:
Open retail locations:
Liability-only	83,365	87,688
Full coverage	53,661	56,050

	137,026	143,738
Closed retail locations:
Liability-only	1,224	2,784
Full coverage	866	1,654

	2,090	4,438
Independent agents	1,814	1,999

Total policies in force	140,930	150,175

Insurance companies present a combined ratio as a measure of their overall underwriting profitability. The components of the combined ratio are as follows.

Loss Ratio – Loss ratio is the ratio (expressed as a percentage) of losses and loss adjustment expenses incurred to premiums earned and is a basic element of underwriting profitability. We calculate this ratio based on all direct and assumed premiums earned, net of ceded reinsurance.

Expense Ratio – Expense ratio is the ratio (expressed as a percentage) of insurance operating expenses to net premiums earned. Insurance operating expenses are reduced by commission and fee income from insureds. This is a measurement that illustrates relative management efficiency in administering our operations.

Combined Ratio – Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, an insurance company cannot be profitable without sufficient investment income.

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents the loss, expense and combined ratios for our insurance operations.

	Three Months Ended September 30,
	2011	2010
Loss and loss adjustment expense	82.1%	73.0%
Expense	27.5%	25.5%

Combined	109.6%	98.5%

Operational Initiatives

We believe that our retail stores are the foundation of our business providing an opportunity for us to directly interact with our customers on a regular basis. Therefore, we remain dedicated to improving the customer experience in our retail stores. Our retail sales and marketing initiatives include:

•	investment in our sales management organization to improve the quality and consistency of the customer experience in our retail stores,

•	development of a new brand logo and cohesive brand strategy, and

•	investment in rebranding our store fronts and refurbishing our stores interiors.

We also recognize that customer preferences are changing and that we need to adapt to meet those needs. For that reason, we are focused on expanding the ways that customers can purchase automobile insurance, access customer service and interact with our claims department. Our customer interaction initiatives include:

•	development of electronic signature capabilities, thereby enabling most customers to receive quotes and bind policies over the phone and through the internet, and

•

development of a consumer-based website that reflects our branding strategy, improves the customer experience, and allows for full-service capabilities including quoting, binding and receiving payments.

We have also been focused on expanding our potential customer base through improvements to our insurance products and product offerings. Our product initiatives include:

•	implementation of our new multivariate pricing program, which is now being utilized in eleven of the twelve states in which we operate, and

•	expansion of ancillary product offerings.

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

FIRST ACCEPTANCE CORPORATION 10-Q

The value of our consolidated investment portfolio was $182.0 million at September 30, 2011 and consisted of fixed maturity securities and an investment in a mutual fund, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At September 30, 2011, we had gross unrealized gains of $11.2 million and gross unrealized losses of $0.8 million in our consolidated investment portfolio.

At September 30, 2011, 94.5% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. The average credit rating of our fixed maturity portfolio was A+ at September 30, 2011. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Investments in CMOs had a fair value of $31.8 million at September 30, 2011 and represented 17% of our fixed maturity portfolio. At September 30, 2011, 81% of our CMOs were considered investment grade by nationally recognized statistical rating agencies. In addition, 14% of our CMOs were rated AAA and 62% of our CMOs were backed by agencies of the United States government. Of the non-agency backed CMOs, 36% were rated AAA.

The following table summarizes our investment securities at September 30, 2011 (in thousands).

September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$24,900	$1,418	$—	$26,318
State	6,375	280	—	6,655
Political subdivisions	754	29	—	783
Revenue and assessment	24,121	1,501	—	25,622
Corporate bonds	77,753	6,020	(400)	83,373
Collateralized mortgage obligations:
Agency backed	18,282	1,469	—	19,751
Non-agency backed – residential	5,680	182	(155)	5,707
Non-agency backed – commercial	6,107	272	(65)	6,314
Redeemable preferred stock	176	—	(9)	167

Total fixed maturities, available-for-sale	164,148	11,171	(629)	174,690
Investment in mutual fund, available-for-sale	7,501	—	(202)	7,299

	$171,649	$11,171	$(831)	$181,989

The following table sets forth the scheduled maturities of our fixed maturity securities at September 30, 2011 based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$16,025	$—	$300	$16,325
After one through five years	66,846	3,489	—	70,335
After five through ten years	42,121	669	—	42,790
After ten years	8,197	5,104	—	13,301
No single maturity date	29,728	2,211	—	31,939

	$162,917	$11,473	$300	$174,690

FIRST ACCEPTANCE CORPORATION 10-Q

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

Securities with declines attributable to issuer-specific fundamentals are reviewed to identify all available evidence to estimate the potential for impairment. Resources used include historical financial data included in filings with the United States Securities and Exchange Commission for corporate bonds and performance data regarding the underlying loans for CMOs. Securities with declines attributable solely to market or sector declines where we do not intend to sell the security and it is more likely than not that we will not be required to sell the security before the full recovery of its amortized cost basis are not deemed to be other-than-temporarily impaired.

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

On a quarterly basis, we review cash flow estimates for certain non-agency backed CMOs of lesser credit quality following the guidance of FASB ASC 325-40-65, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FASB ASC 325-40-65”). Accordingly, when changes in estimated cash flows occur due to actual or estimated prepayment or credit loss experience, and the present value of the revised cash flows is less than the present value previously estimated, OTTI is deemed to have occurred. For non-agency backed CMOs not subject to FASB ASC 325-40-65, we review quarterly projected cash flow analyses and recognize OTTI when it is determined that a loss is probable. We have recognized OTTI related to certain non-agency backed CMOs as the underlying cash flows have been adversely impacted due to a reduction in prepayments from mortgage refinancing and an increase in actual and projected delinquencies in the underlying mortgages.

Our review of non-agency backed CMOs included an analysis of available information such as collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position in their respective capital structures and credit ratings from statistical rating agencies. We review quarterly projected cash flow analyses for each security utilizing current assumptions regarding (i) actual and anticipated delinquencies, (ii) delinquency transition-to-default rates and (iii) loss severities. Based on our quarterly reviews, we determined that there had not been an adverse change in projected cash flows, except in the case of those securities discussed in Note 3 to our consolidated financial statements which incurred OTTI charges recognized in the consolidated statement of operations of $31 thousand and $0.3 million for the three months ended September 30, 2011 and 2010, respectively. We believe that the unrealized losses on the remaining non-agency backed CMOs for which OTTI charges have not been recorded are not necessarily predictive of the ultimate performance of the underlying collateral. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.

We believe that the remaining securities having unrealized losses at September 30, 2011 were not other-than-temporarily impaired. We also do not intend to sell any of these securities and it is more likely than not that we will not be required to sell any of these securities before the recovery of their amortized cost basis.

FIRST ACCEPTANCE CORPORATION 10-Q

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010

Consolidated Results

Revenues for the three months ended September 30, 2011 decreased 6% to $50.0 million from $53.1 million in the same period in the prior year. Loss before income taxes for the three months ended September 30, 2011 was $3.6 million, compared with income before income taxes of $0.5 million for the three months ended September 30, 2010. Net loss for the three months ended September 30, 2011 was $3.7 million, compared with net income of $0.4 million for the three months ended September 30, 2010. Basic and diluted net loss per share were $0.08 for the three months ended September 30, 2011, compared with basic and diluted net income per share of $0.01 for the three months ended September 30, 2010.

Insurance Operations

Revenues from insurance operations were $49.9 million for the three months ended September 30, 2011, compared with $53.1 million for the three months ended September 30, 2010. Loss before income taxes from insurance operations for the three months ended September 30, 2011 was $2.3 million, compared with income before income taxes from insurance operations of $2.1 million for the three months ended September 30, 2010.

Premiums Earned

Premiums earned decreased by $3.4 million, or 8%, to $40.5 million for the three months ended September 30, 2011, from $43.9 million for the three months ended September 30, 2010. The decrease in premiums earned was primarily due to a decline in the number of PIF from 150,175 at September 30, 2010 to 140,930 at September 30, 2011, which was impacted by the closure of underperforming stores. At September 30, 2011, we operated 383 stores, compared with 393 stores at September 30, 2010. Premiums earned were also negatively impacted by an increase in the percentage of PIF with liability-only coverage. Although the number of PIF sold through our open stores decreased from 143,738 at September 30, 2010 to 137,026 at September 30, 2011, for those policies quoted, we continue to experience a higher close ratio for the quarter ended September 30, 2011 compared with the same period in the prior year.

Commission and Fee Income

Commission and fee income increased 3% to $7.5 million for the three months ended September 30, 2011, from $7.3 million for the three months ended September 30, 2010. This increase in commission and fee income was a result of higher fee income related to commissionable ancillary products sold through our retail locations offset by the decrease in the number of PIF.

Investment Income

Investment income decreased to $2.0 million during the three months ended September 30, 2011 from $2.1 million during the three months ended September 30, 2010. This decrease in investment income was primarily a result of the decline in invested assets as a result of cash used in operations during the prior fiscal year. At September 30, 2011 and 2010, the tax-equivalent book yields for our fixed maturities portfolio were 4.6% and 4.4%, respectively, with effective durations of 3.30 and 3.05 years, respectively.

Net realized losses on investments, available-for-sale

Net realized losses on investments, available-for-sale during the three months ended September 30, 2011 included $26 thousand in net realized losses on redemptions and $31 thousand of charges related to OTTI on certain non-agency backed CMOs. Net realized losses on investments, available-for-sale during the three months ended September 30, 2010 included $0.1 million in net realized gains on redemptions and $0.3 million of charges related to OTTI on certain non-agency backed CMOs. For additional information with respect to the determination of OTTI losses on investment securities, see “Critical Accounting Estimates – Investments” below and Note 3 to our consolidated financial statements.

FIRST ACCEPTANCE CORPORATION 10-Q

Loss and Loss Adjustment Expenses

The loss and loss adjustment expense ratio was 82.1% for the three months ended September 30, 2011, compared with 73.0% for the three months ended September 30, 2010. We experienced unfavorable development related to prior periods of $1.1 million for the three months ended September 30, 2011, compared with favorable development of $2.1 million for the three months ended September 30, 2010. The unfavorable development for the three months ended September 30, 2011 was primarily due to higher than expected loss adjustment expense related to bodily injury and no-fault claims that occurred in fiscal years 2009 and 2010.

Excluding the development related to prior periods, the loss and loss adjustment expense ratios for the three months ended September 30, 2011 and 2010 were 79.5% and 77.7%, respectively. The year-over-year increase in the loss and loss adjustment expense ratio was primarily due to higher loss and loss adjustment expense driven by an increase in bodily injury frequency, as well as, higher losses for comprehensive coverage.

We have substantially completed the process of implementing a new multivariate pricing program. We believe this new pricing program provides us with greater pricing segmentation and improves our pricing relative to the risk we are insuring. Currently, approximately 43% of our PIF have been underwritten using this new pricing program, which has now been implemented in eleven of the twelve states in which we operate. We plan to implement the new pricing program in the single remaining state in which we operate by December 2011.

Operating Expenses

Insurance operating expenses increased 1% to $18.6 million for the three months ended September 30, 2011 from $18.5 million for the three months ended September 30, 2010. The increase was primarily a result of costs associated with sales and marketing organizational initiatives and enhancements to our underwriting processes associated with the new multivariate pricing program, substantially offset by the reduction in costs (such as employee-agent commissions and premium taxes) that varied along with the decrease in premiums earned as well as savings realized from the closure of underperforming stores.

The expense ratio was 27.5% for the three months ended September 30, 2011, compared with 25.5% for the three months ended September 30, 2010. The year-over-year increase in the expense ratio was due to the decrease in premiums earned.

Overall, the combined ratio increased to 109.6% for the three months ended September 30, 2011 from 98.5% for the three months ended September 30, 2010.

Provision for Income Taxes

The provision for income taxes was $0.1 million for both the three months ended September 30, 2011 and 2010. The provision for income taxes related to current state income taxes for certain subsidiaries with taxable income. At September 30, 2011 and 2010, we established a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the three months ended September 30, 2011 was $1.3 million, compared with a loss before income taxes from real estate and corporate operations of $1.5 million for the three months ended September 30, 2010. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $1.0 million of interest expense during both the three months ended September 30, 2011 and 2010 related to the debentures issued in June 2007.

FIRST ACCEPTANCE CORPORATION 10-Q

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash used by operating activities for the three months ended September 30, 2011 was $5.3 million, compared with net cash provided by operating activities of $0.3 million for the same period in the prior fiscal year. Net cash used in operating activities for the three months ended September 30, 2011 was primarily the result of a decrease in cash collected from premiums written. Net cash provided by investing activities for the three months ended September 30, 2011 was $4.8 million, compared with net cash provided by investing activities of $2.4 million for the same period in the prior fiscal year. The three months ended September 30, 2011 and 2010 included net reductions in our investment portfolio of $5.5 million and $2.5 million, respectively, primarily a result of maturities and redemptions. Net cash used in financing activities for the three months ended September 30, 2011 included $0.7 million related to the repurchase of common stock held by a former executive officer in a privately negotiated transaction.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products to our insureds and, if necessary, the holding company may receive dividends from our insurance company subsidiaries. The holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At September 30, 2011, we had $12.4 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.

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

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. Based on our earned surplus, we believe that we have total dividend capacity for the next twelve months of approximately $15.5 million, of which $3.6 million would be deemed extraordinary and subject to regulatory approval.

The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratios for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus were 1.53-to-1 at September 30, 2011. Based on our current forecast on a combined basis, we anticipate that our risk-based capital levels will be adequate and that our ratio of net premiums written to statutory capital and surplus will not exceed the 3-to-1 statutory guideline for the reasonably foreseeable future. We therefore believe that our insurance company subsidiaries have sufficient statutory capital and surplus available to support their net premium writings in this time frame.

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

FIRST ACCEPTANCE CORPORATION 10-Q

Off-Balance Sheet Arrangements

We have not entered into any new off-balance sheet arrangements since June 30, 2011. For information with respect to our off-balance sheet arrangements at June 30, 2011, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the three months ended September 30, 2011 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$180,895	$177,775	$174,690	$171,702	$168,807	$163,285

The following table provides information about our fixed maturity investments at September 30, 2011 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and OTTI) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ended June 30,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	Amount
2012	$12,145	$—	$—	$12,145
2013	24,195	—	—	24,195
2014	17,130	2,000	—	19,130
2015	19,362	—	—	19,362
2016	11,552	1,100	—	12,652
Thereafter	66,724	8,053	—	74,777

Total	$151,108	$11,153	$—	$162,261

Fair value	$162,917	$11,473	$300	$174,690

FIRST ACCEPTANCE CORPORATION 10-Q

On June 15, 2007, our trust entity, First Acceptance Statutory Trust I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points).

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment in any one investment, excluding U.S. government and agency securities, is our investment in a single mutual fund with a fair value of $7.3 million, or 4% of our investment portfolio. Our five largest investments make up 16% of our investment portfolio. The average credit quality rating for our fixed maturity portfolio was A+ at September 30, 2011.

The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized statistical rating organizations at September 30, 2011 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$31,334	19.1%	$33,021	18.9%
AA+, AA, AA-	61,237	37.3%	66,266	37.9%
A+, A, A-	53,261	32.5%	56,800	32.5%
BBB+, BBB, BBB-	8,937	5.4%	9,072	5.2%

Total investment grade	154,769	94.3%	165,159	94.5%

Not rated	3,567	2.2%	3,759	2.2%

BB+, BB, BB-	1,833	1.1%	1,759	1.0%
B+, B, B-	941	0.6%	940	0.5%
CCC+, CCC, CCC-	3,024	1.8%	3,039	1.7%
CC+, CC, CC-	14	0.0%	26	0.1%
C+, C, C-	—	0.0%	—	0.0%
D	—	0.0%	8	0.0%

Total non-investment grade	5,812	3.5%	5,772	3.3%

Total	$164,148	100.0%	$174,690	100.0%

The mortgage industry has experienced a significant number of delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant declines in fair value. At September 30, 2011, our fixed maturity portfolio included three CMOs having sub-prime exposure with a fair value of $0.9 million and no exposure to Alt-A investments.

Our investment portfolio consists of $33.0 million of municipal bonds, of which $20.3 million are insured. Of the insured bonds, 72% are insured with MBIA, 15% with AMBAC and 13% with XL Capital. These securities are paying their principal and periodic interest timely.

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents the underlying ratings at September 30, 2011, represented by the lower of either Standard and Poor’s, Fitch’s, or Moody’s ratings, of the municipal bond portfolio (in thousands).

	Insured		Uninsured		Total
	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Fair Value
AAA	$—	0%	$3,143	25%	$3,143	9%
AA+, AA, AA-	8,399	41%	5,347	42%	13,746	42%
A+, A, A-	10,253	51%	4,234	33%	14,487	44%
BBB+, BBB, BBB-	1,674	8%	—	0%	1,674	5%
Not Rated	10	0%	—	0%	10	0%

Total	$20,336	100%	$12,724	100%	$33,060	100%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of September 30, 2011. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Senior Vice President of Finance (principal financial officer) concluded that our disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

FIRST ACCEPTANCE CORPORATION 10-Q

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by us of our common stock during the periods indicated. We repurchased 459,760 shares from a former executive officer of the Company during the three months ended September 30, 2011 in a privately negotiated transaction, as authorized by the Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 – July 31, 2011	—	—	—	—
August 1, 2011 – August 31, 2011	—	—	—	—
September 1, 2011 – September 30, 2011	459,760	$1.60	—	—

Total	459,760	$1.60	—	—

Item 6. Exhibits

The following exhibits are attached to this report:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

FIRST ACCEPTANCE CORPORATION 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION

Date: November 7, 2011	By:	/s/ John R. Barnett
John R. Barnett
Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)