Form 10-KT
period 2011-12-31
FIRST ACCEPTANCE CORP /DE/
filed 2012-02-29
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from July 1, 2011 to December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on June 30, 2011, was $32,276,092. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates of the registrant.

As of February 29, 2012, there were 40,924,495 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FIRST ACCEPTANCE CORPORATION 10-K

MARKET AND INDUSTRY DATA AND FORECASTS

Market and industry data and other statistical information and forecasts used throughout this Transition Report on Form 10-K are based on independent industry publications, government publications and reports by market research firms or other published independent sources. We have not sought or obtained the approval or endorsement of the use of this third-party information. Some data also is based on our good faith estimates, which are derived from our review of internal surveys, as well as independent sources. Forecasts are particularly likely to be inaccurate, especially over long periods of time.

i

FIRST ACCEPTANCE CORPORATION 10-K

PART I

Item 1.	Business

General

First Acceptance Corporation (the “Company,” “we” or “us”) is a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. We currently write non-standard personal automobile insurance in 12 states and are licensed as an insurer in 13 additional states. We own and operate three insurance company subsidiaries: First Acceptance Insurance Company, Inc. (“FAIC”), First Acceptance Insurance Company of Georgia, Inc. (“FAIC-GA”) and First Acceptance Insurance Company of Tennessee, Inc. (“FAIC-TN”). Non-standard personal automobile insurance is made available to individuals who are categorized as “non-standard” because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type, and in most instances who are required by law to buy a minimum amount of automobile insurance. At February 29, 2012, we leased and operated 378 retail locations, staffed with employee-agents. Our employee-agents primarily sell non-standard personal automobile insurance products underwritten by us, as well as certain commissionable ancillary products and other insurance products. We are currently able to complete the entire sales process over the phone or at the local retail office, and we anticipate having an expanded consumer-based website available by mid-2012. In select markets, we also sell our products through 13 retail locations operated by independent agents.

As previously announced, on November 15, 2011, our Board of Directors approved a change in fiscal year end from June 30 to December 31, effective December 31, 2011. As a result of this change, this Annual Report on Form 10-K is a transition report and includes financial information for the six-month transition period from July 1, 2011 to December 31, 2011 (the “Transition Period”). Unless otherwise noted, all references to “years” or “fiscal” refer to the twelve-month fiscal year, which prior to July 1, 2011 ended on June 30, and beginning with December 31, 2012 ends on December 31 of each year.

Personal Automobile Insurance Market

Personal automobile insurance is the largest line of property and casualty insurance in the United States with, according to SNL Financial, an estimated market size of $166 billion in premiums earned based on the most recent market data available. Personal automobile insurance provides drivers with coverage for liability to others for bodily injury and property damage and for physical damage to the driver’s vehicle from collision and other perils.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

We offer customers automobile insurance with low down payments, competitive monthly payments, convenient locations and a high level of personal service. This strategy makes it easier for our customers to obtain automobile insurance, which is legally mandated in the states in which we currently operate. Currently, our policy renewal rate (the percentage of policies that are renewed after completion of the full uninterrupted policy term) is approximately 39%, which, due to the payment patterns of our customers, is lower than the average renewal rate of standard personal automobile insurance providers. However, we accept customers seeking insurance who have previously terminated coverage provided by us without imposing any additional requirements on such customers. Our business model and systems allow us to issue policies efficiently and, when necessary, cancel them to minimize the potential for credit loss while adhering to regulatory cancellation notice requirements.

In addition to a low down payment and competitive monthly rates, we offer customers valuable face-to-face contact and speed of service as many of our customers prefer not to purchase a new automobile insurance policy over the phone or through the internet. Substantially all of our customers make their payments at our retail locations. For many of our customers, our employee-agents are not only the face of the Company, but also the preferred interface for buying insurance. Our policies are issued at the point of sale, and applications are generally processed in two business days, as opposed to the much longer period that is often typical in the automobile insurance industry.

In the future, we may explore growth opportunities by introducing additional insurance products and expanding into new geographic markets through opening new retail locations and pursuing selective acquisitions, including acquisitions of local agencies who write non-standard automobile insurance for other insurance companies. We recognize a growing consumer demand to purchase personal automobile insurance over the phone and through the internet and have been focused on improving our ability to meet consumer expectations in these distribution channels through initiatives such as the addition of our recently completed electronic signature capabilities.

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

FIRST ACCEPTANCE CORPORATION 10-K

Marketing

Our marketing strategy is based on promoting brand recognition of our products and encouraging prospective customers to purchase personal automobile insurance by either visiting one of our retail locations or utilizing our phone or internet channels to bind a policy. Our primary advertising strategy combines targeted television, radio and digital advertising. We market our business under the name “Acceptance Insurance” in all areas except in the Chicago-area, where we currently use the names “Yale Insurance” and “Insurance Plus.”

Distribution

We primarily distribute our products through our retail locations. We believe the local office concept remains attractive to many of our customers, as they desire the face-to-face assistance they cannot receive via the internet or over the telephone. We recognize the growing consumer preferences to purchase personal automobile insurance over the phone and through the internet and have been focused on improving our ability to meet customer expectations in these distribution channels. Recently completed initiatives have added electronic signature capabilities to our current process. In most cases, this enhancement will eliminate the requirement for customers to visit our local offices to bind a policy. Currently, the customer can complete the entire sales process over the phone or at the local retail office. We expect to be able to quote and bind policies through an expanded consumer-based website by mid-2012.

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

In December 2011, we completed the process of implementing a new pricing program that is based on multivariate analysis of our historical results and uses insurance scoring as a variable. We believe that this new pricing program provides us with greater pricing segmentation and improves our pricing relative to the risk we are insuring. Currently, approximately 50% of our policies in force (“PIF”) have been underwritten using this new pricing program.

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

Our claims operation includes adjusters, appraisers, re-inspectors, special investigators and claims administrative personnel. We conduct our claims operations out of our Nashville office and through regional claims offices in Tampa, Florida and Chicago, Illinois. Our employees generally handle all claims from the initial report of the claim until the final settlement. We believe that directly employing claims personnel, rather than using independent contractors, results in improved customer service and lower costs. In territories where we do not believe a staff appraiser would be cost-effective, we utilize the services of independent appraisers to inspect physical damage to automobiles. The work of independent appraisers is supervised by regional staff appraisal managers.

FIRST ACCEPTANCE CORPORATION 10-K

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

We periodically review our methods of establishing case and IBNR reserves and update them if necessary. Our actuarial staff reviews our reserves and loss trends on a quarterly basis. We believe that the liabilities that we have recorded for unpaid losses and loss adjustment expenses at December 31, 2011 are adequate to cover the final net cost of losses and loss adjustment expenses incurred through that date.

The following table sets forth the fiscal period-end reserves since we began operations as an insurance company in 2004 and the subsequent development of these reserves through December 31, 2011. The purpose of the table is to show a “cumulative deficiency or redundancy” for each fiscal period which represents the aggregate amount by which original estimates of reserves at that fiscal period-end have changed in subsequent annual fiscal periods and for the six month period ended December 31, 2011. The top line of the table presents the net reserves at the balance sheet date for each of the fiscal periods indicated. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all fiscal periods that were unpaid at the balance sheet date, including the IBNR reserve, at the end of each successive period. The next portion of the table presents the re-estimated amount of the previously recorded reserves based on experience at the end of each succeeding period, including cumulative payments since the end of the respective period. As more information becomes known about the payments and the frequency and severity of claims for individual periods, the estimate changes accordingly. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves. Adverse loss development, which would be shown as a cumulative deficiency in the table, exists when the original reserve estimate is less than the re-estimated reserves. Information with respect to the cumulative development of gross reserves, without adjustment for the effect of reinsurance, also appears at the bottom portion of the table.

FIRST ACCEPTANCE CORPORATION 10-K

In evaluating the information in the table below, you should note that each amount entered incorporates the cumulative effect of all changes in amounts entered for prior periods. Conditions and trends that have affected the development of liability in the past may not necessarily recur in the future.

	At June 30,								At December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2011
	(in thousands)
Net liability for loss and loss adjustment expense reserves, originally estimated	$18,137	$39,289	$61,521	$91,137	$101,148	$83,895	$73,152	$68,291	$69,249
Cumulative amounts paid at:
One year later	13,103	28,024	51,420	68,196	62,964	50,641	49,292
Two years later	16,579	34,754	61,627	84,095	78,232	64,644
Three years later	17,795	37,025	64,986	88,888	84,178
Four years later	18,472	37,802	66,721	91,129
Five years later	18,743	38,068	67,725
Six years later	18,894	38,393
Seven years later	18,979
December 31, 2011	18,990	38,435	67,907	91,936	85,432	67,011	59,255	32,773
Liability re-estimated at:
One year later	17,781	37,741	65,386	89,738	89,766	72,672	71,431
Two years later	17,244	38,226	68,491	92,860	86,726	73,593
Three years later	16,973	37,484	67,100	91,864	88,555
Four years later	17,978	38,289	67,599	93,422
Five years later	18,900	38,411	68,783
Six years later	18,975	38,583
Seven years later	19,084
December 31, 2011	19,033	38,741	69,755	94,903	88,849	73,021	71,144	73,882
Net cumulative redundancy (deficiency)	(896)	548	(8,234)	(3,766)	12,299	10,874	2,008	(5,591)
Gross liability – end of year	$30,434	$42,897	$62,822	$91,446	$101,407	$83,973	$73,198	$68,424	$69,436
Reinsurance receivables	12,297	3,608	1,301	309	259	78	46	133	187

Net liability – end of year	$18,137	$39,289	$61,521	$91,137	$101,148	$83,895	$73,152	$68,291	$69,249

Gross re-estimated liability – latest	$31,290	$42,039	$70,828	$95,212	$88,964	$73,086	$71,170	$73,996
Re-estimated reinsurance receivables – latest	12,257	3,298	1,073	309	115	65	26	114

Net re-estimated – latest	$19,033	$38,741	$69,755	$94,903	$88,849	$73,021	$71,144	$73,882

Gross cumulative redundancy (deficiency)	$(856)	$858	$(8,006)	$(3,766)	$12,443	$10,887	$2,028	$(5,572)

At December 31, 2011, we had $69.4 million of loss and loss adjustment expense reserves, which included $41.3 million in IBNR reserves and $28.1 million in case reserves. Reinsurance receivables of $0.2 million offset gross reserves of $69.4 million at December 31, 2011 in the above table. For a reconciliation of net loss and loss adjustment expense reserves from the beginning to the end of the most recent periods presented, see Note 9 to our consolidated financial statements.

As reflected in the table above, on reserves at June 30, 2011, we have experienced an unfavorable net reserve development of $5.6 million, which increased our loss and loss adjustment expense reserves for prior accident periods and increased our loss and loss adjustment expenses for the six months ended December 31, 2011. This unfavorable development was primarily related to the strengthening of loss adjustment expense reserves for prior accident periods and included amounts related to the settlement of claims for extra-contractual damages. See “Legal Proceedings” in Item 3 of this report and Note 16 to our consolidated financial statements for further information concerning this settlement.

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

FIRST ACCEPTANCE CORPORATION 10-K

Loss and loss adjustment expense reserve estimates were reviewed on a quarterly basis and adjusted each quarter to reflect any favorable or adverse development. Development assumptions were based upon historical accident quarters. We analyzed our reserves for each type of coverage, by state and for loss and loss adjustment expense separately to determine our loss and loss adjustment expense reserves. To determine the best estimate, we reviewed the results of five estimation methods, including the reported development method, the paid development method, the reported Bornhuetter-Ferguson method, the paid Bornhuetter-Ferguson method and the frequency/severity method for each set of data. In each quarterly review, we develop a point estimate for a subset of our business. We did not prepare separate point estimates for our entire business using each of the estimation methods. In determining our loss and loss adjustment expense reserves, we selected different estimation methods as appropriate for the various subsets of our business. The methods selected varied by coverage and by state, and considerations included the number and value of the case reserves for open claims, incurred and paid loss relativities, and suspected strengths and weaknesses for each of the procedures. Other factors considered in establishing reserves include assumptions regarding loss frequency and loss severity. We believe assumptions regarding loss frequency are reliable because injured parties generally report their claims in a reasonably short period of time after an accident. Loss severity is more difficult to estimate because severity is affected by changes in underlying costs, including medical costs, settlements or judgments, and regulatory changes.

Based upon the foregoing, we calculated a single point estimate of our net loss and loss adjustment expense reserves at December 31, 2011. We believe that estimate is our best estimate of our loss and loss adjustment expense reserves at December 31, 2011. The loss and loss adjustment expense reserves in our consolidated financial statements for the six months ended December 31, 2011 are equal to the estimate determined by our actuarial staff.

We believe that our estimate regarding changes in loss severity is the most significant factor that can potentially impact our IBNR reserve estimate. We believe that there is a reasonable possibility of increases or decreases in our estimated claim severities, with the largest potential changes occurring in the most recent accident years. An increase in loss severity of unpaid losses, ranging from 0.5% to 3.0% dependent upon the accident year, would result in adverse development of net loss and loss adjustment expense reserve levels at December 31, 2011 and a decrease in income before income taxes of approximately $7.7 million. Conversely, a comparable decrease in loss severity would result in favorable development of net loss and loss adjustment expense reserve levels at December 31, 2011 and an increase in income before income taxes of approximately $7.7 million.

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

Ratings

In November 2011, A.M. Best, which rates insurance companies based on factors of concern to policyholders, reaffirmed the ratings of our insurance company subsidiaries at “B (Fair)” with a Rating Outlook of “positive.” Publications of A.M. Best indicate that the “B (Fair)” rating, which is the seventh highest rating amongst a scale of 15 ratings, is assigned to those companies that in A.M. Best’s opinion have a fair ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A Rating Outlook is assigned to a rating to indicate its potential direction over an intermediate term, generally defined as 12 to 36 months. A positive outlook indicates a possible rating upgrade due to favorable financial/market trends relative to the current rating level.

FIRST ACCEPTANCE CORPORATION 10-K

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

FIRST ACCEPTANCE CORPORATION 10-K

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

Regulation of Rates and Policy Forms. Most states in which our insurance company subsidiaries operate have insurance laws that require insurance companies to file premium rate schedules and policy or coverage forms for review and approval. In many cases, such rates and policy forms must be approved prior to use. State insurance regulators have broad discretion in judging whether an insurer’s rates are adequate, not excessive and not unfairly discriminatory. Generally, property and casualty insurers are unable to implement rate increases until they show that the costs associated with providing such coverage have increased. The speed at which an insurer can change rates in response to competition or increasing costs depends, in part, on the method by which the applicable state’s rating laws are administered. There are three basic rate administration systems: (i) the insurer must file and obtain regulatory approval of the new rate before using it; (ii) the insurer may file the new rate and begin using the new rate during regulatory review; or (iii) the insurer may begin using the new rate and file it in a specified period of time for regulatory review. Under all three rating systems, the state insurance regulators have the authority to disapprove the rate subsequent to its filing. Thus, insurers who begin using new rates before the rates are approved may be required to issue premium refunds or credits to policyholders if the new rates are ultimately deemed excessive and disapproved by the applicable state insurance authorities. In some states there has historically been pressure to reduce premium rates for automobile and other personal insurance or to limit how often an insurer may request increases for such rates. To the best of our knowledge, we are in compliance with all such applicable rate regulations.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

FIRST ACCEPTANCE CORPORATION 10-K

Periodic Financial and Market Conduct Examinations. The state insurance departments that have jurisdiction over our insurance company subsidiaries conduct on-site visits and examinations of the insurers’ affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Generally, these examinations are conducted every three to five years. If circumstances dictate, regulators are authorized to conduct special or target examinations of insurers, insurance agencies and insurance adjusting companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination. FAIC has been examined by the Texas Department of Insurance for financial condition through December 31, 2007. FAIC-GA has been examined by the Georgia Department of Insurance for financial condition through December 31, 2007. FAIC-TN received an organizational examination by the Tennessee Department of Commerce and Insurance at December 4, 2006. Examinations of financial condition through December 31, 2010 for all three insurance companies are currently in process. During the fiscal year ended June 30, 2010, FAIC was examined for market conduct by the states of Illinois and Pennsylvania. During the six months ended December 31, 2011, the state of Illinois began a re-examination of FAIC as a follow-up to the market conduct examination completed in 2010. None of our insurance company subsidiaries have ever been the subject of a target examination.

Risk-Based Capital. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners, or “NAIC,” has adopted a formula and model law to implement risk-based capital, or “RBC,” requirements designed to assess the minimum amount of statutory capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. RBC is used to set capital requirements based on the size and degree of risk taken by the insurer and taking into account various risk factors such as asset risk, credit risk, underwriting risk, interest rate risk and other relevant business risks. The NAIC model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital decreases relative to its RBC, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. This calculation is performed on a calendar year basis, and at December 31, 2011, each of our insurance companies all maintained an RBC level that was in excess of an amount that would require any corrective actions on their part.

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

FIRST ACCEPTANCE CORPORATION 10-K

At December 31, 2011, FAIC’s total adjusted capital was 4.8 times its authorized control level RBC, requiring no corrective action on FAIC’s part. Likewise, at December 31, 2011, FAIC-GA and FAIC-TN had total adjusted capital of 3.4 and 4.1, respectively, times their authorized control level RBC.

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

At December 31, 2011, each of our three insurance company subsidiaries had the following three IRIS ratios outside the defined ranges:

•	The two-year overall operating ratios were calculated at 105%, which was above the defined threshold of 100%.

•	The gross changes in policyholders surplus were minus 23%, 17% and 14% for FAIC, FAIC-GA and FAIC-TN, respectively, and were below the defined threshold of minus 10%.

•

The changes in adjusted policyholders surplus were minus 23%, 17% and 14% for FAIC, FAIC-GA and FAIC-TN, respectively, and were below the defined threshold of minus 10%. The change in adjusted policyholders surplus exclude amounts related to paid in surplus.

Employees

At December 31, 2011, we had approximately 1,100 employees. Our employees are not covered by any collective bargaining agreements.

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

Internet Website

We maintain an internet website at the following address: www.acceptanceinsurance.com. The information on the Company’s website is not incorporated by reference in this report. We make available on or through our website certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K, and any amendments to these reports. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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

Substantially all of our gross premiums written are generated from sales of non-standard personal automobile insurance policies. As a result of our concentration in this line of business, negative developments in the economic, competitive or regulatory conditions affecting the non-standard personal automobile insurance industry and our customers could reduce our revenues, increase our expenses or otherwise have a material adverse effect on our results of operations and financial condition. Weak economic conditions and continued elevated unemployment levels and low consumer confidence in the United States have resulted, and could continue to result, in fewer customers purchasing and maintaining non-standard personal automobile insurance policies and certain customers reducing their insurance coverage, which adversely impacts our revenues and profitability. Developments affecting the non-standard personal automobile insurance industry and our customers could have a greater effect on us compared with more diversified insurers that also sell other types of automobile insurance products or write other additional lines of insurance.

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

FIRST ACCEPTANCE CORPORATION 10-K

Extra-contractual losses arising from bad faith claims could materially reduce our profitability.

In Florida and other states where we have substantial operations, the judicial climate, case law or statutory framework are often viewed as unfavorable toward an insurer in litigation brought against it by policyholders and third-party claimants. This tends to increase our exposure to extra-contractual losses, or monetary damages beyond policy limits, in what are known as “bad faith” claims, for which reinsurance may be unavailable. Such claims may result in losses which could have a material adverse effect on our results of operations and financial condition. See “Legal Proceedings” in Item 3 of this report and Note 16 to our consolidated financial statements for further information concerning any recent matters.

Our investment portfolio may suffer reduced returns or other-than-temporary impairment losses, which could reduce our profitability.

Our results of operations depend, in part, on the performance of our investment portfolio. At December 31, 2011, substantially all of our investment portfolio was invested either directly or indirectly in debt securities, primarily in marketable, investment-grade, U.S. government securities, municipal bonds, corporate bonds and collateralized mortgage obligations. Fluctuations in interest rates and economic declines affect our returns on, and the fair value of, debt securities. Unrealized gains and losses on debt securities are recognized in other comprehensive income (loss) and increase or decrease our stockholders’ equity. At December 31, 2011, the fair value of our investment portfolio exceeded the amortized cost by $10.3 million. An increase in interest rates could reduce the fair value of our investments in debt securities. At December 31, 2011, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities and cash equivalents portfolio would have resulted in an estimated decrease in fair value of 3.4%, or approximately $5.5 million. Defaults by third parties who fail to pay or perform obligations could reduce our investment income and could also result in investment losses to our portfolio. See “Critical Accounting Estimates – Investments” in Item 7 of this report and Note 3 to our consolidated financial statements regarding determination of other-than-temporary impairment losses on investment securities.

Our business may be adversely affected by negative developments in the states in which we operate.

We currently operate in 12 states located primarily in the Southeastern and Midwestern United States. For the six months ended December 31, 2011, approximately 69% of our premiums earned were generated from insurance policies written in five states. Our revenues and profitability are affected by prevailing economic, demographic, regulatory, competitive and other conditions in the states in which we operate. Changes in any of these conditions could make it more costly or difficult for us to conduct business. Adverse regulatory developments, which could include reductions in the maximum rates permitted to be charged, restrictions on rate increases, fundamental changes to the design or implementation of the automobile insurance regulatory framework, or economic conditions that result in fewer customers purchasing or maintaining insurance (or purchasing or maintaining reduced coverages), could reduce our revenues, increase our expenses or otherwise have a material adverse effect on our results of operations and financial condition. These developments could have a greater effect on us, as compared with more diversified insurers that also sell other types of automobile insurance products, write other additional lines of insurance coverages or whose premiums are not concentrated in a single line of insurance.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

FIRST ACCEPTANCE CORPORATION 10-K

•	our ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation, or regulatory action;

•	the occurrence and severity of catastrophic events, such as hurricanes, hail storms, other severe weather, and terrorist events;

•	our understanding of the impact of ongoing changes in our claim settlement practices; and

•	changing driving patterns.

The realization of one or more of such risks may result in our pricing being based on inadequate or inaccurate data or inappropriate analyses, assumptions, or methodologies, and may cause us to estimate incorrectly future changes in the frequency or severity of claims. As a result, we could underprice risks, which would negatively affect our underwriting profit margins, or we could overprice risks, which could reduce our volume and competitiveness. In either event, our operating results, financial condition, and cash flows could be materially adversely affected. In addition, underpricing insurance policies over time could erode the surplus of one or more of our insurance subsidiaries, constraining our ability to write new business.

In December 2011, we completed the process of implementing a new pricing program that is based on multivariate analysis of our historical results and uses insurance scoring as a variable. We believe that this new pricing program provides us with greater pricing segmentation and improves our pricing relative to the risk we are insuring. Currently, approximately 50% of our policies in force (“PIF”) have been underwritten using this new pricing program. As noted above, the success of our new pricing program will depend on our ability to properly design and accurately set rates in each of the states in which we currently operate.

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

Our ability to use net operating loss carryforwards to reduce tax payments may be limited by applicable law.

Based on our calculations and in accordance with the rules stated in the Internal Revenue Code of 1986, as amended (the “Code”), we do not believe that any “ownership change,” as defined in Section 382 of the Code, has occurred with respect to our historical or current period net operating losses (“NOLs”) and accordingly we believe that there are no annual limitations under Section 382 of the Code on our ability to use NOLs to reduce our taxable income. However, if such a change did occur, there would be no impact on the consolidated financial statements due to the current full valuation allowance on deferred tax assets. Additionally, we do not believe that the April 2004 acquisition of USAuto Holdings, Inc. (“USAuto”) was for the principal purpose of avoiding federal income taxes (i.e. avoidance through the use of NOLs) as defined in Section 269 of the Code. We did not obtain, and do not plan to obtain, an Internal Revenue Service (“IRS”) ruling or opinion of counsel regarding these conclusions. All NOLs that were subject to these code sections as a result of the acquisition of USAuto have now expired. However, related NOLs of $18.6 million were utilized in years still subject to examination by federal tax authorities.

FIRST ACCEPTANCE CORPORATION 10-K

Regardless of whether an ownership change occurs, the carryforward period for NOLs is 20 years from the year in which the losses giving rise to the NOLs were incurred. The most recent losses that gave rise to our current NOLs were incurred in 2011 and will expire in 2031. If the carryforward period for any NOL were to expire before that NOL had been fully utilized, the use of the unutilized portion of that NOL would be permanently prohibited. Our use of new NOLs arising after the date of an ownership change would not be affected by the Section 382 limitation, unless there was an additional ownership change after those new NOLs arose.

It is impossible for us to state that an ownership change will not occur in the future. Limitations imposed by Code Section 382 may limit our ability to issue additional stock to raise capital or acquire businesses. We may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change.

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

Failure to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Any changes in existing RBC standards or minimum statutory capital and surplus requirements may require our insurance company subsidiaries to increase their statutory capital and surplus levels, which they may be unable to do. This calculation is performed on a calendar year basis, and at December 31, 2011, our insurance company subsidiaries maintained RBC levels in excess of an amount that would require any corrective actions on their part.

State regulators also screen and analyze the financial condition of insurance companies using the NAIC IRIS system. As part of IRIS, the NAIC database generates key financial ratio results obtained from an insurer’s annual statutory statements. A ratio result falling outside the defined range of IRIS ratios may result in further examination by a state regulator to determine if corrective action is necessary. At December 31, 2011, each of our three insurance company subsidiaries had IRIS ratios outside the defined ranges. We cannot assure you that regulatory authorities will not conduct any such examination of the financial condition of our insurance company subsidiaries, or of the outcome of any such investigation. See “Business – Regulatory Environment” in Item 1 of this report.

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

FIRST ACCEPTANCE CORPORATION 10-K

A single stockholder has significant control over us, and his interests may differ from yours.

A single stockholder, Gerald J. Ford, our former Chairman of the Board and father of our current Chairman, controls approximately 58% of our outstanding common stock. Mr. Ford has the power to control the election and removal of our directors. Mr. Ford would also have significant control over other matters requiring stockholder approval, including the approval of major corporate transactions and proposed amendments to our certificate of incorporation. This concentration of ownership may delay or prevent a change in control of the Company, as well as frustrate attempts to replace or remove current management, even when a change may be in the best interests of our other stockholders. Furthermore, the interests of Mr. Ford may not always coincide with the interests of the Company or other stockholders.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

Our success depends partly on our ability to efficiently manage complexity in our business operations.

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

Our certificate of incorporation and bylaws contain the following provisions that could prevent or inhibit a third party from acquiring us:

•	the requirement that only stockholders owning at least one-third of the outstanding shares of our common stock may call a special stockholders’ meeting; and

•

the requirement that stockholders owning at least two-thirds of the outstanding shares of our common stock must approve any amendment to our certificate of incorporation provisions concerning the ability to call special stockholders’ meetings.

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

FIRST ACCEPTANCE CORPORATION 10-K

We may write-off intangible assets.

As a result of purchase accounting for our business combination transactions, our consolidated balance sheet at December 31, 2011 contained intangible assets designated as other identifiable intangible assets totaling $4.8 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

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

We and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business, including those which arise out of or are related to the handling of claims made in connection with our insurance policies and claims handling. The plaintiffs in some of these lawsuits have alleged bad faith or extra-contractual damages, and some have sought punitive damages or class action status. We believe that the resolution of these legal actions will not have a material adverse effect on our financial condition or results of operations. However, the ultimate outcome of these matters is uncertain.

In the interest of judicial economy, we recently agreed upon preliminary settlement terms involving a lawsuit against our insured in which the plaintiffs sought extra-contractual damages against one of our insurance company subsidiaries. The litigation settlement accrual at December 31, 2011 is classified within loss and loss adjustment expense reserves on our consolidated balance sheet, while the associated costs are classified within losses and loss adjustment expenses in the consolidated statement of operations. We have not accrued any amount at December 31, 2011 for recoveries that may offset the costs and expenses relating to the litigation settlement. Any such recoveries will be recorded in our operating results during the periods in which the recoveries are probable.

Item 4.	Mine Safety Disclosures

None.

FIRST ACCEPTANCE CORPORATION 10-K

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed on the New York Stock Exchange under the symbol “FAC.” The following table sets forth quarterly high and low sales prices for our common stock for the periods indicated. All price quotations represent prices between dealers, without accounting for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	Price Range
	High	Low
Year Ended June 30, 2010
First Quarter	$3.12	$1.92
Second Quarter	2.80	1.68
Third Quarter	2.63	1.78
Fourth Quarter	2.28	1.55

Year Ended June 30, 2011
First Quarter	$1.87	$1.57
Second Quarter	1.95	1.60
Third Quarter	2.00	1.63
Fourth Quarter	2.05	1.62

For the Transition Period from July 1, 2011 to December 31, 2011
First Quarter	$1.85	$1.10
Second Quarter	1.47	1.00

The closing price of our common stock on February 28, 2012 was $1.42.

Holders

According to the records of our transfer agent, there were approximately 440 holders of record of our common stock on February 28, 2012, including record holders such as banks and brokerage firms who hold shares for beneficial holders, and 40,924,495 shares of our common stock were outstanding.

Dividends

We paid no dividends during the Transition Period. We do not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

FIRST ACCEPTANCE CORPORATION 10-K

Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by us of our common stock during the periods indicated. During the three months ended December 31, 2011, we repurchased 1,687 shares from employees to cover payroll withholding taxes in connection with the vesting of restricted common stock and 7,070,960 shares from former executive officers in separately negotiated transactions, as authorized by the Board of Directors.

Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011	October 31, 2011	—	—	—	—
November 1, 2011	November 30, 2011	1,687	$1.15	—	—
December 1, 2011	December 31, 2011	7,070,960	1.45	—	—

Total		7,072,647	$1.45	—	—

Item 6.	Selected Financial Data

The following tables provide selected historical consolidated financial and operating data of the Company at the dates and for the periods indicated. In conjunction with the data provided in the following tables and in order to more fully understand our historical consolidated financial and operating data, you should also read our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included in this report. As previously announced, on November 15, 2011, our Board of Directors approved a change in fiscal year end from June 30 to December 31, effective December 31, 2011. As a result of this change, this Annual Report on Form 10-K is a transition report and includes financial information for the six-month transition period from July 1, 2011 to December 31, 2011 (the “Transition Period”). The comparative financial information provided for the six months ended December 31, 2010 is unaudited, since it represented an interim period of the fiscal year ended June 30, 2011 and includes all normal recurring adjustments necessary for a fair statement of the results for that period. Subsequent to this transition report on Form 10-K, our reports on Form 10-K will cover the calendar year from January 1 to December 31, with historical periods remaining unchanged. We derived our selected historical consolidated financial data at December 31, 2011 and June 30, 2011 and for the six months ended December 31, 2011 and each of the three years in the period ended June 30, 2011 from our consolidated financial statements included in this report. We derived our selected historical consolidated financial data at June 30, 2010, 2009 and 2008 and for the year ended June 30, 2008 from our consolidated financial statements which are not included in this report. The results for past periods are not necessarily indicative of the results to be expected for any future period.

FIRST ACCEPTANCE CORPORATION 10-K

	Six Months Ended December 31,		Year Ended June 30,
	2011	2010	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Premiums earned	$80,637	$86,454	$173,041	$187,046	$224,113	$285,914	$300,661
Commission and fee income	14,769	14,341	29,483	28,852	31,759	36,479	37,324
Investment income	3,930	4,261	8,395	7,958	9,504	11,250	8,863
Net realized gains (losses) on investments, available-for-sale	(232)	(256)	(185)	(683)	89	(1,244)	(61)
Other	—	—	—	—	—	—	850

	99,104	104,800	210,734	223,173	265,465	332,399	347,637

Costs and expenses:
Losses and loss adjustment expenses	65,753	65,395	129,167	126,995	149,277	219,943	241,908
Insurance operating expenses	38,154	36,901	77,822	79,833	87,124	98,433	97,629
Other operating expenses	494	678	1,369	2,233	1,307	2,415	2,623
Litigation settlement	—	(5)	(9)	(361)	1,570	7,468	—
Stock-based compensation	171	365	998	1,048	2,053	1,507	1,063
Depreciation and amortization	751	941	1,605	2,013	1,910	1,679	1,624
Interest expense	1,980	1,982	3,930	3,931	4,138	4,977	1,874
Goodwill and intangible assets impairment	21,090	—	52,434	—	67,990	—	—

	128,393	106,257	267,316	215,692	315,369	336,422	346,721

Income (loss) before income taxes	(29,289)	(1,457)	(56,582)	7,481	(49,904)	(4,023)	916
Provision for income taxes(1)	148	241	198	441	18,396	13,822	17,586

Net income (loss)	$(29,437)	$(1,698)	$(56,780)	$7,040	$(68,300)	$(17,845)	$(16,670)

Per Share Data:
Net income (loss) per share:
Basic	$(0.62)	$(0.04)	$(1.18)	$0.15	$(1.43)	$(0.37)	$(0.35)
Diluted	$(0.62)	$(0.04)	$(1.18)	$0.15	$(1.43)	$(0.37)	$(0.35)
Number of shares used to calculate net income (loss) per share:
Basic	47,707	48,087	48,171	47,961	47,664	47,628	47,584
Diluted	47,707	48,087	48,171	48,418	47,664	47,628	47,584

	December 31,	June 30,
	2011	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash, cash equivalents and total investments	$196,576	$216,120	$222,734	$217,512	$228,216	$210,716
Total assets	257,252	296,294	356,342	358,956	473,230	498,892
Loss and loss adjustment expense reserves	69,436	68,424	73,198	83,973	101,407	91,446
Notes and debentures payable	41,240	41,240	41,240	41,240	45,153	64,300
Total liabilities	174,523	174,066	179,152	199,100	247,771	259,408
Total stockholders’ equity	82,729	122,228	177,190	159,856	225,459	239,484

Book value per common share	$2.02	$2.52	$3.65	$3.31	$4.69	$5.03

(1)

The year ended June 30, 2009 includes an increase in the tax provision of $15.3 million related to the goodwill impairment charge of $68.0 million, and a tax benefit of $5.1 million related to the utilization of federal net operating loss (“NOL”) carryforwards that were previously reserved for through a valuation allowance. The provision for income taxes for the year ended June 30, 2008 includes a charge of $11.4 million related to the expiration of certain federal NOL carryforwards as well as an increase in the valuation allowance of $3.6 million for the deferred tax asset for certain federal NOL carryforwards resulting in a charge totaling $15.0 million. The provision for income taxes for the year ended June 30, 2007 includes an increase in the valuation allowance for the deferred tax asset of $6.9 million as well as $10.0 million related to the expiration of certain federal NOL carryforwards resulting in a charge totaling $16.9 million.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this report, other than statements of historical fact, are forward-looking statements. You can identify these statements from our use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things statements and assumptions relating to:

•	our future growth, income (loss), income (loss) per share and other financial performance measures;

•	the anticipated effects on our results of operations or financial condition from recent and expected developments or events;

•	the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolio;

•	the accuracy and adequacy of our loss reserving methodologies; and

•	our business and growth strategies.

We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in “Risk Factors” in Item 1A, as well as other sections, of this report.

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

At February 29, 2012, we leased and operated 378 retail locations (or “stores”) staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary tenant homeowner insurance product underwritten by us. At February 29, 2012, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states.

FIRST ACCEPTANCE CORPORATION 10-K

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Six Months Ended December 31,		Year Ended June 30,
	2011	2010	2011	2010
Retail locations – beginning of period	385	394	394	418
Opened	—	1	1	1
Closed	(3)	(2)	(10)	(25)

Retail locations – end of period	382	393	385	394

The following table shows the number of our retail locations by state.

	December 31,		June 30,
	2011	2010	2011	2010	2009
Alabama	24	25	24	25	25
Florida	30	31	31	31	39
Georgia	60	60	60	60	61
Illinois	67	73	68	74	78
Indiana	17	17	17	17	18
Mississippi	8	8	8	8	8
Missouri	12	12	12	12	12
Ohio	27	27	27	27	27
Pennsylvania	16	16	16	16	17
South Carolina	26	26	26	26	27
Tennessee	20	20	20	19	20
Texas	75	78	76	79	86

Total	382	393	385	394	418

Change in Fiscal Year

As previously announced, on November 15, 2011, our Board of Directors approved a change in fiscal year end from June 30 to December 31, effective December 31, 2011. Unless otherwise noted, all references to “years” or “fiscal”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to July 1, 2011 ended on June 30, and beginning with December 31, 2012 ends on December 31 of each year. The comparative financial information provided for the six months ended December 31, 2010 is unaudited, since it represented an interim period of the fiscal year ended June 30, 2011 and includes all normal recurring adjustments necessary for a fair statement of the results for that period.

Developments during the Transition Period

On December 23, 2011, we announced the resignation of Stephen J. Harrison from all positions with the Company, including as a member of the Board of Directors and the Chief Executive Officer of the Company. In addition, Thomas J. Harrison resigned from all positions with the Company, including as a director of the Company. In connection with these resignations, the Board of Directors of the Company appointed Mark A. Kelly, the Company’s Interim President, as Interim Chief Executive Officer and approved a reduction in the number of directors from nine to seven in accordance with the Second Amended and Restated Bylaws of the Company. Also, in connection with the resignation of Mr. Stephen J. Harrison on December 23, 2011, the Company repurchased 7,049,515 shares of Company common stock beneficially owned by Mr. Harrison at $1.45 per share. For a more detailed description of these items, see our Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on December 23, 2011.

FIRST ACCEPTANCE CORPORATION 10-K

Consolidated Results of Operations

Overview

Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses.

The following table presents selected financial data for our insurance operations and real estate and corporate segments (in thousands).

	Six Months Ended December 31,		Year Ended June 30,
	2011	2010	2011	2010
Revenues:
Insurance	$99,039	$104,740	$210,618	$223,054
Real estate and corporate	65	60	116	119

Consolidated total	$99,104	$104,800	$210,734	$223,173

Income (loss) before income taxes:
Insurance	$(26,711)	$1,505	$(50,407)	$14,568
Real estate and corporate	(2,578)	(2,962)	(6,175)	(7,087)

Consolidated total	$(29,289)	$(1,457)	$(56,582)	$7,481

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

	Six Months Ended December 31,		Year Ended June 30,
	2011	2010	2011	2010
Premiums earned:
Georgia	$17,283	$18,947	$37,666	$40,712
Illinois	10,456	11,588	23,262	24,243
Texas	10,269	11,618	22,916	24,550
Florida	9,771	9,466	19,361	20,808
Alabama	7,831	8,518	16,871	19,338
Ohio	6,731	6,496	13,518	12,452
Tennessee	5,086	5,298	10,627	11,764
South Carolina	4,860	4,852	9,803	11,424
Pennsylvania	3,954	4,730	9,186	10,566
Indiana	2,103	2,268	4,547	4,962
Missouri	1,231	1,425	2,825	3,261
Mississippi	1,150	1,325	2,630	2,966

Total gross premiums earned	80,725	86,531	173,212	187,046
Premiums ceded	(88)	(77)	(171)	—

Total net premiums earned	$80,637	$86,454	$173,041	$187,046

FIRST ACCEPTANCE CORPORATION 10-K

The following table presents the change in the total number of policies in force (“PIF”) for the insurance operations. PIF increase as a result of new policies issued and decrease as a result of policies that are canceled or expire and are not renewed.

	Six Months Ended December 31,		Year Ended June 30,
	2011	2010	2011	2010
Policies in force – beginning of period	144,410	154,655	154,655	158,222
Net decrease during period	(2,548)	(10,073)	(10,245)	(3,567)

Policies in force – end of period	141,862	144,582	144,410	154,655

The following tables present total PIF for the insurance operations segregated by policies that were sold through our open and closed retail locations as well as our independent agents. For our retail locations, PIF are further segregated by (i) new and renewal and (ii) liability-only or full coverage. New policies are defined as those policies issued to both first-time customers and customers who have reinstated a lapsed or cancelled policy. Renewal policies are those policies which renewed after completing their full uninterrupted policy term. Liability-only policies are defined as those policies including only bodily injury (or no-fault) and property damage coverages, which are the required coverages in most states. For comparative purposes, the PIF data with respect to closed retail locations for each of the periods presented below includes all retail locations closed at December 31, 2011.

	December 31,
	2011	2010
Retail locations:
Open retail locations:
New	64,289	62,445
Renewal	73,553	76,742

	137,842	139,187
Closed retail locations:
New	184	805
Renewal	1,888	2,764

	2,072	3,569

Independent agents	1,948	1,826

Total policies in force	141,862	144,582

	December 31,
	2011	2010
Retail locations:
Open retail locations:
Liability-only	83,123	84,617
Full coverage	54,719	54,570

	137,842	139,187
Closed retail locations:
Liability-only	1,213	2,190
Full coverage	859	1,379

	2,072	3,569

Independent agents	1,948	1,826

Total policies in force	141,862	144,582

FIRST ACCEPTANCE CORPORATION 10-K

Insurance companies present a combined ratio as a measure of their overall underwriting profitability. The components of the combined ratio are as follows.

Loss Ratio - Loss ratio is the ratio (expressed as a percentage) of losses and loss adjustment expenses incurred to premiums earned and is a basic element of underwriting profitability. We calculate this ratio based on all direct and assumed premiums earned, net of ceded reinsurance.

Expense Ratio - Expense ratio is the ratio (expressed as a percentage) of insurance operating expenses to net premiums earned. Insurance operating expenses are reduced by commission and fee income from insureds. This is a measurement that illustrates relative management efficiency in administering our operations.

Combined Ratio - Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, an insurance company cannot be profitable without sufficient investment income.

The following table presents the loss, expense and combined ratios for our insurance operations.

	Six Months Ended December 31,		Year Ended June 30,
	2011	2010	2011	2010
Loss and loss adjustment expense	81.5%	75.6%	74.7%	67.9%
Expense	29.0%	26.1%	27.9%	27.3%

Combined	110.5%	101.7%	102.6%	95.2%

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

We have also been focused on expanding our potential customer base through improvements to our insurance products and product offerings. Our product initiatives include:

•	implementation of our new multivariate pricing program, and

•	expansion of ancillary product offerings.

Through February 2012, we have made significant progress regarding the above mentioned initiatives, including the strategic rebranding of our advertising and stores fronts and the implementation of both electronic signature capabilities and our new multivariate pricing program in all markets. We are currently able to complete the entire sales process over the phone or at the local stores, and we anticipate having our expanded consumer-based website available by mid-2012.

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

The value of our consolidated investment portfolio was $172.8 million at December 31, 2011 and consisted of fixed maturity securities and an investment in a mutual fund, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At December 31, 2011, we had gross unrealized gains of $10.6 million and gross unrealized losses of $0.4 million in our consolidated investment portfolio.

At December 31, 2011, 91% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. The average credit rating of our fixed maturity portfolio was A+ at December 31, 2011. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Investments in CMOs had a fair value of $29.7 million at December 31, 2011 and represented 18% of our fixed maturity portfolio. At December 31, 2011, 81% of our CMOs were considered investment grade by nationally recognized statistical rating agencies. In addition, 15% of our CMOs were rated AAA and 61% of our CMOs were backed by agencies of the United States government. Of the non-agency backed CMOs, 37% were rated AAA.

The following table summarizes our investment securities at December 31, 2011 (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$24,178	$1,350	$—	$25,528
State	6,099	288	—	6,387
Political subdivisions	754	27	—	781
Revenue and assessment	24,130	1,302	—	25,432
Corporate bonds	71,392	6,113	(208)	77,297
Collateralized mortgage obligations:
Agency backed	16,953	1,180	—	18,133
Non-agency backed – residential	5,530	66	(167)	5,429
Non-agency backed – commercial	5,862	275	(12)	6,125
Redeemable preferred stock	176	—	(7)	169

Total fixed maturities, available-for-sale	155,074	10,601	(394)	165,281
Investment in mutual fund, available-for-sale	7,501	43	—	7,544

	$162,575	$10,644	$(394)	$172,825

FIRST ACCEPTANCE CORPORATION 10-K

The following table sets forth the scheduled maturities of our fixed maturity securities at December 31, 2011 based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$15,801	$2,506	$955	$19,262
After one through five years	61,511	—	—	61,511
After five through ten years	42,997	689	—	43,686
After ten years	7,860	3,106	—	10,966
No single maturity date	26,623	2,168	1,065	29,856

	$154,792	$8,469	$2,020	$165,281

Other-Than-Temporary Impairment

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, we separate other-than-temporary impairment (“OTTI”) into the following two components: (i) the amount related to credit losses, which is recognized in the consolidated statement of operations and (ii) the amount related to all other factors, which is recorded in other comprehensive income (loss). The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge.

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

On a quarterly basis, we review cash flow estimates for certain non-agency backed CMOs of lesser credit quality following the guidance of FASB ASC 325-40, Investments – Other – Benefits Interests in Securitized Financial Assets (“FASB ASC 325-40”). Accordingly, when changes in estimated cash flows occur due to actual or estimated prepayment or credit loss experience, and the present value of the revised cash flows is less than the present value previously estimated, OTTI is deemed to have occurred. For non-agency backed CMOs not subject to FASB ASC 325-40, we review quarterly projected cash flow analyses and recognize OTTI when it is determined that a loss is probable. We have recognized OTTI related to certain non-agency backed CMOs as the underlying cash flows have been adversely impacted due to a reduction in prepayments from mortgage refinancing and an increase in actual and projected delinquencies in the underlying mortgages.

FIRST ACCEPTANCE CORPORATION 10-K

Our review of non-agency backed CMOs included an analysis of available information such as collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position in their respective capital structures and credit ratings from statistical rating agencies. We review quarterly projected cash flow analyses for each security utilizing current assumptions regarding (i) actual and anticipated delinquencies, (ii) delinquency transition-to-default rates and (iii) loss severities. Based on our quarterly reviews, we determined that there had not been an adverse change in projected cash flows, except in the case of those securities discussed in Note 3 to our consolidated financial statements which incurred OTTI charges recognized in the consolidated statement of operations of $0.1 million and $0.4 million for the six months ended December 31, 2011 and the year ended June 30, 2011, respectively. We believe that the unrealized losses on the remaining non-agency backed CMOs for which OTTI charges have not been recorded are not necessarily predictive of the ultimate performance of the underlying collateral. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.

We believe that the remaining securities having unrealized losses at December 31, 2011 were not other-than-temporarily impaired. We also do not intend to sell any of these securities and it is more likely than not that we will not be required to sell any of these securities before the recovery of their amortized cost basis.

Six Months Ended December 31, 2011 Compared with the Six Months Ended December 31, 2010

Consolidated Results

Revenues for the six months ended December 31, 2011 decreased 5% to $99.1 million from $104.8 million for the six months ended December 31, 2010. Loss before income taxes for the six months ended December 31, 2011 was $29.3 million, compared with loss before income taxes of $1.5 million for the six months ended December 31, 2010. The loss before income taxes for the six months ended December 31, 2011 included a goodwill impairment charge of $21.1 million, or $0.45 per share on a diluted basis, and unfavorable development of $5.6 million for losses occurring in prior periods. Net loss for the six months ended December 31, 2011 was $29.4 million, compared with net loss of $1.7 million for the six months ended December 31, 2010. Basic and diluted net loss per share were $0.62 for the six months ended December 31, 2011, compared with basic and diluted net loss per share of $0.04 for the six months ended December 31, 2010.

Insurance Operations

Revenues from insurance operations were $99.0 million for the six months ended December 31, 2011, compared with $104.7 million for the six months ended December 31, 2010. Loss before income taxes from insurance operations for the six months ended December 31, 2011 was $26.7 million, compared with loss before income taxes from insurance operations of $1.5 million for the six months ended December 31, 2010.

Premiums Earned

Premiums earned decreased by $5.8 million, or 7%, to $80.6 million for the six months ended December 31, 2011, from $86.5 million for the six months ended December 31, 2010. The decrease in premiums earned was primarily due to a decline in the number of PIF from 144,582 at December 31, 2010 to 141,862 at December 31, 2011, which was impacted by the closure of underperforming stores. At December 31, 2011, we operated 382 stores, compared with 393 stores at December 31, 2010. Although the number of PIF sold through our open stores decreased from 139,187 at December 31, 2010 to 137,842 at December 31, 2011, for those policies quoted, we continue to experience a higher close ratio for the six months ended December 31, 2011 compared with the same period in the prior year. In addition, we experienced increases in both new policies sold during the most recent quarter on a year-over-year basis and the number of PIF at December 31, 2011 compared to September 30, 2011.

Commission and Fee Income

Commission and fee income increased 3% to $14.8 million for the six months ended December 31, 2011, from $14.3 million for the six months ended December 31, 2010. This increase in commission and fee income was a result of higher fee income related to commissionable ancillary products sold through our retail locations offset by the decrease in the number of PIF.

FIRST ACCEPTANCE CORPORATION 10-K

Investment Income

Investment income decreased to $3.9 million during the six months ended December 31, 2011 from $4.3 million during the six months ended December 31, 2010. This decrease in investment income was primarily a result of the decline in invested assets as a result of cash used in operations during the prior fiscal years and current six-month period. At December 31, 2011 and 2010, the tax-equivalent book yields for our fixed maturities portfolio were 4.3% and 4.6%, respectively, with effective durations of 3.01 and 3.12 years, respectively.

Net realized losses on investments, available-for-sale

Net realized losses on investments, available-for-sale during the six months ended December 31, 2011 included $0.1 million in net realized losses on redemptions and $0.1 million of charges related to OTTI on certain non-agency backed CMOs. Net realized losses on investments, available-for-sale during the six months ended December 31, 2010 included $0.1 million in net realized gains on sales offset by $0.3 million of charges related to OTTI on certain non-agency backed CMOs. For additional information with respect to the determination of OTTI losses on investment securities, see “Critical Accounting Estimates – Investments” below and Note 3 to our consolidated financial statements.

Loss and Loss Adjustment Expenses

The loss and loss adjustment expense ratio was 81.5% for the six months ended December 31, 2011, compared with 75.6% for the six months ended December 31, 2010. We experienced unfavorable development related to prior periods of $5.6 million for the six months ended December 31, 2011, compared with unfavorable development of $1.0 million for the six months ended December 31, 2010. The unfavorable development for the six months ended December 31, 2011 was primarily related to the strengthening of loss adjustment expense reserves for prior accident periods and included amounts related to the settlement of claims for extra-contractual damages. See “Legal Proceedings” in Item 3 of this report and Note 16 to our consolidated financial statements for further information concerning this settlement.

Excluding the unfavorable development related to prior periods, the loss and loss adjustment expense ratio was 74.6% and 74.5% for the six months ended December 31, 2011 and 2010, respectively.

In December 2011, we completed the process of implementing a new multivariate pricing program. We believe this new pricing program provides us with greater pricing segmentation and improves our pricing relative to the risk we are insuring. Currently, approximately 50% of our PIF have been underwritten using this new pricing program.

Operating Expenses

Insurance operating expenses increased 3% to $38.2 million for the six months ended December 31, 2011 from $36.9 million for the six months ended December 31, 2010. The increase was primarily a result of costs associated with sales and marketing organizational initiatives and enhancements to our underwriting processes associated with the new multivariate pricing program, offset by the reduction in costs (such as employee-agent commissions and premium taxes) that varied along with the decrease in premiums earned as well as savings realized from the closure of underperforming stores.

The expense ratio was 29.0% for the six months ended December 31, 2011, compared with 26.1% for the six months ended December 31, 2010. The year-over-year increase in the expense ratio was primarily due to the decrease in premiums earned and a higher percentage of fixed expenses in our retail operations (such as rent and base salary).

Overall, the combined ratio increased to 110.5% for the six months ended December 31, 2011 from 101.7% for the six months ended December 31, 2010.

Goodwill Impairment

We recorded a non-cash, pre-tax goodwill impairment charge during the six months ended December 31, 2011 of $21.1 million. We are required to perform periodic impairment tests of our goodwill and intangible assets. The goodwill impairment test is a two-step process that requires us to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts and recent industry transaction and trading multiples of our peers, and comparing those estimated fair values with the carrying values of the assets and liabilities of the reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of the “implied fair value” of goodwill of a reporting unit requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.

The fair value of our reporting unit, from a market participant’s perspective, was estimated utilizing both (i) a cash flow projection derived from our long-range strategic plan using a discount rate of 14.5%, which was based on an estimated weighted average cost of capital adjusted for the risks associated with our operations and (ii) recent industry transaction and trading trends in price to tangible book multiples and related returns on tangible equity. As a result of the adverse impact of operating losses, the decline in our common stock trading prices, and the negotiated price of separate stock transactions with former executive officers that represented a significant percentage of our shares outstanding, during the most recent quarter, we recognized a non-cash, pre-tax goodwill impairment charge of $21.1 million in the second quarter of the six months ended December 31, 2011. This impairment charge resulted in no remaining goodwill on our consolidated balance sheet.

A variance in the discount rate would not have had a significant effect on the amount of the goodwill impairment charge recognized as the resulting determination of “implied fair value” of goodwill did not support any remaining goodwill on our consolidated balance sheet at December 31, 2011. We do not believe that this non-cash impairment charge will have a materially adverse impact on the continuing operations, liquidity, or statutory surplus of the Company.

Provision for Income Taxes

The provision for income taxes was $0.1 million and $0.2 million for the six months ended December 31, 2011 and 2010, respectively. The provision for income taxes related to current state income taxes for certain subsidiaries with taxable income. At December 31, 2011 and 2010, we established a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing our ability to support the realizability of our deferred tax assets, we considered both positive and negative evidence. We placed greater weight on historical results than on our outlook for future profitability. The deferred tax valuation allowance may be adjusted in future periods if we determine that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, we would record an income tax benefit for the adjustment.

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the six months ended December 31, 2011 was $2.6 million, compared with a loss before income taxes from real estate and corporate operations of $3.0 million for the six months ended December 31, 2010. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $2.0 million of interest expense during both the six months ended December 31, 2011 and 2010 related to the debentures issued in June 2007.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

FIRST ACCEPTANCE CORPORATION 10-K

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

Indefinite-lived intangible assets primarily consist of acquired trademarks and trade names. In measuring the fair value for these intangible assets, we utilize the relief-from-royalty method. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. As a result of decisions made by management during the fourth quarter of fiscal year 2011 regarding entity-wide branding initiatives, we recognized a non-cash, pre-tax impairment charge of $1.6 million related to trade name intangible assets.

Provision for Income Taxes

The provision for income taxes for the year ended June 30, 2011 was $0.2 million, compared with $0.4 million for fiscal year 2010. The provision for income taxes relates to current state income taxes for certain subsidiaries with taxable income. Fiscal year 2011 includes an adjustment that reduced certain accrued state income taxes. At June 30, 2011 and 2010, we established a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

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

FIRST ACCEPTANCE CORPORATION 10-K

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash used in operating activities for the six months ended December 31, 2011 was $7.3 million, compared with net cash used in operating activities of $3.1 million for the six months ended December 31, 2010. Net cash used in operating activities for both periods was primarily the result of a decrease in cash collected from premiums written. Net cash provided by investing activities for the six months ended December 31, 2011 was $12.8 million compared with net cash provided by investing activities of $6.0 million for the six months ended December 31, 2010. The six months ended December 31, 2011 and 2010 included net reductions in our investment portfolio of $14.3 million and $6.3 million, respectively. The net reductions in both periods were primarily a result of increased maturities and redemptions. Net cash used in financing activities for the six months ended December 31, 2011 included $11.0 million related to repurchases of common stock held by former executive officers in separately negotiated transactions.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products to our insureds and, if necessary and available subject to state law limitations, the holding company may receive dividends from our insurance company subsidiaries. In December 2011, the holding company received an $11.0 million dividend from our insurance company subsidiaries that was used to fund the repurchases of common stock referred to above. The holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At December 31, 2011, we had $12.4 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.

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

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At December 31, 2011, our insurance company subsidiaries could not pay ordinary dividends without prior regulatory approval due to a negative earned surplus position.

The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratios for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus were 1.79-to-1 at December 31, 2011. Based on our current forecast on a combined basis, we anticipate that our risk-based capital levels will be adequate and that our ratio of net premiums written to statutory capital and surplus will not exceed the 3-to-1 statutory guideline for the reasonably foreseeable future. We therefore believe that our insurance company subsidiaries have sufficient statutory capital and surplus available to support their net premium writings in this time frame.

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

FIRST ACCEPTANCE CORPORATION 10-K

Contractual Obligations

The following table summarizes all of our contractual obligations by period at December 31, 2011 (in thousands).

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Loss and loss adjustment expense reserves (1)	$69,436	$47,785	$18,448	$2,626	$577
Debentures payable (2)	89,925	2,976	3,573	3,573	79,803
Operating leases (3)	18,649	7,100	7,799	2,817	933
Capitalized lease obligations	36	36	—	—	—
Severance obligations	323	323	—	—	—
Other	50	50	—	—	—

Total contractual cash obligations	$178,419	$58,270	$29,820	$9,016	$81,313

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

(2)	Payments due by period assume a contractual fixed interest rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points, or 4.333% at January 3, 2012).
(3)	Consists primarily of rental obligations under real estate leases related to our retail locations and corporate offices.

Trust Preferred Securities

On June 15, 2007, First Acceptance Statutory Trust I (“FAST I”), our wholly-owned unconsolidated subsidiary trust entity, completed a private placement whereby FAST I issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,240 shares of common securities to us, also at $1,000 per share. FAST I used the proceeds from the sale of the preferred securities to purchase $41.2 million of junior subordinated debentures from us. The debentures will mature on July 30, 2037 and are redeemable by the Company in whole or in part beginning on July 30, 2012, at which time the preferred securities are callable. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points). The obligations of the Company under the junior subordinated debentures represent full and unconditional guarantees by the Company of FAST I’s obligations for the preferred securities. Dividends on the preferred securities are cumulative, payable quarterly in arrears and are deferrable at the Company’s option for up to five years. The dividends on these securities, which have not been deferred, are the same as the interest on the debentures. The Company cannot pay dividends on its common stock during any such deferments. FAST I does not meet the requirements for consolidation of FASB ASC 810, Consolidation.

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements (e.g., operating leases) where the economics and sound business principles warrant their use. For additional information with respect to our operating leases, see “Contractual Obligations” above and Note 8 to our consolidated financial statements.

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

Valuation of Deferred Tax Asset

We maintain income taxes in accordance with FASB ASC 740, Income Taxes, whereby deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and operating loss and tax credit carryforwards and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Valuation of the deferred tax asset is considered a critical accounting estimate because the determination of our ability to utilize the asset involves a number of management assumptions relating to future operations that could materially affect the determination of the ultimate value and, therefore, the carrying amount of our deferred tax asset.

Goodwill and Identifiable Intangible Assets

Goodwill and other identifiable intangible assets are attributable to our insurance operations and were initially recorded at their estimated fair values at the date of acquisition. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. We perform our required annual impairment tests as of June 30th of each fiscal year. In the event that facts and circumstances indicate that the goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. Intangible assets with finite lives have been fully amortized over their useful lives.

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

Our evaluation includes multiple assumptions that may change over time. If future discounted cash flows become less than those projected by us or unfavorable trends continue, further identifiable intangible assets impairment charges may become necessary that could have a materially adverse impact on our results of operations in the period in which the write-off occurs.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies underwritten by our insurance company subsidiaries. Each of our insurance company subsidiaries establishes a reserve for all of its unpaid losses, including case reserves and IBNR reserves, and estimates for the cost to settle the claims. We estimate our IBNR reserves by estimating our ultimate liability for loss and loss adjustment expense reserves first, and then reducing that amount by the amount of cumulative paid claims and by the amount of our case reserves. We rely primarily on historical loss experience in determining reserve levels, on the assumption that historical loss experience provides a good indication of future loss experience. We also consider various other factors, such as inflation, claims settlement patterns, legislative activity and litigation trends. Our actuarial staff continually monitors these estimates on a state and coverage level. We utilize our actuarial staff to determine appropriate reserve levels. As experience develops or new information becomes known, we increase or decrease the level of our reserves in the period in which changes to the estimates are determined. Accordingly, the actual losses and loss adjustment expenses may differ materially from the estimates we have recorded. See “Business – Loss and Loss Adjustment Expense Reserves” in Item 1 of this report and Note 9 to our consolidated financial statements for additional information.

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$171,144	$168,193	$165,281	$162,461	$159,742	$154,573

The following table provides information about our fixed maturity investments at December 31, 2011 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and OTTI) by expected maturity date for each of the five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2012	$21,821	$2,500	$955	$25,276
2013	10,945	—	—	10,945
2014	29,148	—	—	29,148
2015	9,395	—	—	9,395
2016	9,247	—	—	9,247
Thereafter	63,015	5,922	1,442	70,379

Total	$143,571	$8,422	$2,397	$154,390

Fair value	$154,792	$8,469	$2,020	$165,281

On June 15, 2007, our wholly-owned unconsolidated trust entity, FAST I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (LIBOR plus 375 basis points).

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment in any one investment, excluding U.S. government and agency securities, is our investment in a single mutual fund with a fair value of $7.5 million, or 4% of our investment portfolio. Our five largest investments make up 17% of our investment portfolio. The average credit quality rating for our fixed maturity portfolio was A+ at December 31, 2011.

FIRST ACCEPTANCE CORPORATION 10-K

The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized statistical rating organizations at December 31, 2011 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$29,760	18%	$31,340	18%
AA+, AA, AA-	60,969	37%	65,984	38%
A+, A, A-	43,660	27%	46,862	27%
BBB+, BBB, BBB-	12,254	8%	12,511	8%

Total investment grade	146,643	90%	156,697	91%

Not rated	10,992	7%	11,222	6%

BB+, BB, BB-	183	0%	230	0%
B+, B, B-	1,829	1%	1,839	1%
CCC+, CCC, CCC-	2,913	2%	2,813	2%
CC+, CC, CC-	15	0%	24	0%

Total non-investment grade	4,940	3%	4,906	3%

Total	$162,575	100%	$172,825	100%

The mortgage industry has experienced a significant number of delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant declines in fair value. At December 31, 2011, our fixed maturity portfolio included three CMOs having sub-prime exposure with a fair value of $0.7 million and no exposure to Alt-A investments.

Our investment portfolio consists of $32.6 million of municipal bonds, of which $20.2 million are insured. Of the insured bonds, 72% are insured with MBIA, 15% with AMBAC and 13% with XL Capital. Currently, these securities are paying their principal and periodic interest timely.

The following table presents the underlying ratings at December 31, 2011, represented by the lower of either Standard and Poor’s, Fitch’s, or Moody’s ratings, of the municipal bond portfolio (in thousands).

	Insured		Uninsured		Total
	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Fair Value
AAA	$—	0%	$2,845	23%	$2,845	9%
AA+, AA, AA-	8,384	42%	5,368	43%	13,752	42%
A+, A, A-	10,179	50%	4,138	34%	14,317	44%
BBB+, BBB, BBB-	1,676	8%	—	0%	1,676	5%
Not rated	10	0%	—	0%	10	0%

Total	$20,249	100%	$12,351	100%	$32,600	100%

FIRST ACCEPTANCE CORPORATION 10-K

Item 8.	Financial Statements and Supplementary Data

FIRST ACCEPTANCE CORPORATION 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Acceptance Corporation

We have audited the accompanying consolidated balance sheets of First Acceptance Corporation and subsidiaries (the “Company”) as of December 31, 2011 and June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the six months ended December 31, 2011 and each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Acceptance Corporation and subsidiaries at December 31, 2011 and June 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for the six months ended December 31, 2011 and each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Acceptance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 29, 2012

FIRST ACCEPTANCE CORPORATION 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Acceptance Corporation

We have audited First Acceptance Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Acceptance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Acceptance Corporation and subsidiaries as of December 31, 2011 and June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the six months ended December 31, 2011 and each of the three years in the period ended June 30, 2011, and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 29, 2012

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2011	June 30,
		2011	2010
ASSETS
Investments, available-for-sale at fair value (amortized cost of $162,575, $177,300 and $187,907, respectively)	$172,825	$186,815	$196,550
Cash and cash equivalents	23,751	29,305	26,184
Premiums and fees receivable, net of allowance of $364, $406 and $418, respectively	41,313	40,447	41,276
Other assets	8,005	7,999	8,733
Property and equipment, net	3,315	2,533	3,524
Deferred acquisition costs	3,243	3,305	3,623
Goodwill	—	21,090	70,092
Identifiable intangible assets	4,800	4,800	6,360

TOTAL ASSETS	$257,252	$296,294	$356,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$69,436	$68,424	$73,198
Unearned premiums and fees	50,464	50,772	52,563
Debentures payable	41,240	41,240	41,240
Other liabilities	13,383	13,630	12,151

Total liabilities	174,523	174,066	179,152

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—	—
Common stock, $.01 par value, 75,000 shares authorized; 40,928, 48,458 and 48,509 shares issued and outstanding, respectively	409	485	485
Additional paid-in capital	456,056	466,777	465,831
Accumulated other comprehensive income	10,250	9,515	8,643
Accumulated deficit	(383,986)	(354,549)	(297,769)

Total stockholders’ equity	82,729	122,228	177,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$257,252	$296,294	$356,342

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Six Months Ended December 31,	Year Ended June 30,
	2011	2011	2010	2009
Revenues:
Premiums earned	$80,637	$173,041	$187,046	$224,113
Commission and fee income	14,769	29,483	28,852	31,759
Investment income	3,930	8,395	7,958	9,504
Net realized gains (losses) on investments, available-for-sale	(232)	(185)	(683)	89

	99,104	210,734	223,173	265,465

Costs and expenses:
Losses and loss adjustment expenses	65,753	129,167	126,995	149,277
Insurance operating expenses	38,154	77,822	79,833	87,124
Other operating expenses	494	1,369	2,233	1,307
Litigation settlement	—	(9)	(361)	1,570
Stock-based compensation	171	998	1,048	2,053
Depreciation and amortization	751	1,605	2,013	1,910
Interest expense	1,980	3,930	3,931	4,138
Goodwill and intangible assets impairment	21,090	52,434	—	67,990

	128,393	267,316	215,692	315,369

Income (loss) before income taxes	(29,289)	(56,582)	7,481	(49,904)
Provision for income taxes	148	198	441	18,396

Net income (loss)	$(29,437)	$(56,780)	$7,040	$(68,300)

Net income (loss) per share:
Basic	$(0.62)	$(1.18)	$0.15	$(1.43)

Diluted	$(0.62)	$(1.18)	$0.15	$(1.43)

Number of shares used to calculate net income (loss) per share:
Basic	47,707	48,171	47,961	47,664

Diluted	47,707	48,171	48,418	47,664

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$(29,437)	$(56,780)	$7,040	$(68,300)
Unrealized change in investments	735	872	9,181	(68)

	(28,702)	(55,908)	16,221	(68,368)
Applicable provision for income taxes	—	—	—	—

Comprehensive income (loss)	$(28,702)	$(55,908)	$16,221	$(68,368)

Detail of net realized gains (losses) on investments, available-for-sale:
Net realized gains (losses) on sales and redemptions	$(105)	$228	$300	$2,509
Other-than-temporary impairment (“OTTI”) charges	(49)	(22)	(1,446)	(3,640)
Non-credit portion included in other comprehensive income (loss)	12	2	954	1,220
OTTI charges reclassified from other comprehensive income (loss)	(90)	(393)	(491)	—

OTTI charges recognized in net income (loss)	(127)	(413)	(983)	(2,420)

Net realized gains (losses) on investments, available-for-sale	$(232)	$(185)	$(683)	$89

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional		Accumulated other		Total
	Common Stock		paid-in	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	stock	income (loss)	deficit	equity
Balances at June 30, 2008	48,055	$481	$462,601	$—	$(470)	$(237,153)	$225,459
Cumulative effect of accounting change	—	—	—	—	(644)	644	—
Net loss	—	—	—	—	—	(68,300)	(68,300)
Net unrealized change on investments (net of tax of $0)	—	—	—	—	576	—	576
Issuance of restricted common stock	225	2	(2)	—	—	—	—
Stock-based compensation	5	—	2,053	—	—	—	2,053
Issuance of shares under Employee Stock Purchase Plan	27	—	68	—	—	—	68

Balances at June 30, 2009	48,312	483	464,720	—	(538)	(304,809)	159,856
Net income	—	—	—	—	—	7,040	7,040
Net unrealized change on investments (net of tax of $0)	—	—	—	—	9,181	—	9,181
Issuance of restricted common stock	160	2	(2)	—	—	—	—
Forfeiture of restricted common stock	(5)	—	(2)	—	—	—	(2)
Stock-based compensation	5	—	1,048	—	—	—	1,048
Issuance of shares under Employee Stock Purchase Plan	37	—	67	—	—	—	67

Balances at June 30, 2010	48,509	485	465,831	—	8,643	(297,769)	177,190
Net loss	—	—	—	—	—	(56,780)	(56,780)
Net unrealized change on investments (net of tax of $0)	—	—	—	—	872	—	872
Forfeiture of restricted common stock	(88)	(1)	(107)	—	—	—	(108)
Stock-based compensation	5	—	998	—	—	—	998
Issuance of shares under Employee Stock Purchase Plan	32	1	55	—	—	—	56

Balances at June 30, 2011	48,458	485	466,777	—	9,515	(354,549)	122,228
Net loss	—	—	—	—	—	(29,437)	(29,437)
Net unrealized change on investments (net of tax of $0)	—	—	—	—	735	—	735
Forfeiture of restricted common stock	(22)	(1)	(2)	—	—	—	(3)
Stock-based compensation	5	—	171	—	—	—	171
Purchase of treasury stock, at cost	—	—	—	(10,988)	—	—	(10,988)
Retirement of treasury stock, at cost	(7,531)	(75)	(10,913)	10,988	—	—	—
Issuance of shares under Employee Stock Purchase Plan	18	—	23	—	—	—	23

Balances at December 31, 2011	40,928	$409	$456,056	$—	$10,250	$(383,986)	$82,729

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended December 31, 2011	Year Ended June 30,

		2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(29,437)	$(56,780)	$7,040	$(68,300)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	751	1,605	2,013	1,910
Stock-based compensation	171	998	1,048	2,053
Deferred income taxes	2	(98)	—	17,593
Goodwill and intangible assets impairment	21,090	52,434	—	67,990
Other-than-temporary impairment on investment securities	127	413	983	2,420
Net realized gains (losses) on sales and redemptions of investments	105	(228)	(300)	(2,509)
Other	134	397	521	129
Change in:
Premiums and fees receivable	(824)	817	4,032	18,023
Loss and loss adjustment expense reserves	1,012	(4,774)	(10,775)	(17,434)
Unearned premiums and fees	(308)	(1,791)	(4,787)	(19,887)
Litigation settlement	—	(46)	(97)	(3,975)
Other	(149)	884	(795)	(3,328)

Net cash used in operating activities	(7,326)	(6,169)	(1,117)	(5,315)

Cash flows from investing activities:
Purchases of investments, available-for-sale	—	(13,324)	(71,939)	(16,228)
Maturities and redemptions of investments, available-for-sale	14,315	23,260	11,326	19,980
Sales of investments, available-for-sale	—	—	12,362	46,128
Net change in receivable/payable for securities	—	—	—	(1,045)
Capital expenditures	(1,533)	(620)	(1,628)	(1,003)
Other	(4)	(2)	(22)	(130)

Net cash provided by (used in) investing activities	12,778	9,314	(49,901)	47,702

Cash flows from financing activities:
Payments on borrowings	—	—	—	(3,913)
Net proceeds from issuance of common stock	23	56	67	68
Purchase of treasury stock	(10,988)	—	—	—
Other	(41)	(80)	(66)	13

Net cash provided by (used in) financing activities	(11,006)	(24)	1	(3,832)

Net change in cash and cash equivalents	(5,554)	3,121	(51,017)	38,555
Cash and cash equivalents, beginning of period	29,305	26,184	77,201	38,646

Cash and cash equivalents, end of period	$23,751	$29,305	$26,184	$77,201

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

Change in Fiscal Year

On November 15, 2011, the Company’s Board of Directors approved a change in the Company’s fiscal year end from June 30 to December 31, effective December 31, 2011. Unless otherwise noted, all references to “years” or “fiscal”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to July 1, 2011 ended on June 30. As a result of this change, the consolidated financial statements include the Company’s financial results for the six month transition period of July 1, 2011 to December 31, 2011.

The following table presents certain comparative transition period financial information for the six months ended December 31, 2011 and 2010, respectively (in thousands, except per share data).

	Six Months Ended December 31,
	2011	2010
		(unaudited)
Revenues:
Premiums earned	$80,637	$86,454
Commission and fee income	14,769	14,341
Investment income	3,930	4,261
Net realized gains (losses) on investments, available-for-sale	(232)	(256)

	99,104	104,800

Costs and expenses:
Losses and loss adjustment expenses	65,753	65,395
Insurance operating expenses	38,154	36,896
Other operating expenses	494	678
Stock-based compensation	171	365
Depreciation and amortization	751	941
Interest expense	1,980	1,982
Goodwill impairment	21,090	—

	128,393	106,257

Loss before income taxes	(29,289)	(1,457)
Provision for income taxes	148	241

Net loss	$(29,437)	$(1,698)

Basic and diluted net loss per share	$(0.62)	$(0.04)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Effective April 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10, Investments – Debt and Equity Securities (“FASB ASC 320-10”). Under this guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is more likely than not that it will not have to sell the security before recovery of its amortized cost basis, then an entity must separate other-than-temporary impairments (“OTTI”) into the following two components: (i) the amount related to credit losses (charged against income) and (ii) the amount related to all other factors (recorded in other comprehensive income). The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. As a result of the adoption of this pronouncement, the cumulative effect resulted in an adjustment in fiscal year 2009 of $0.6 million to reclassify the non-credit component of previously recognized impairments from accumulated deficit to accumulated other comprehensive loss.

Realized gains and losses on sales and redemptions of securities are computed based on specific identification.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company accounts for income tax uncertainties under the provisions of FASB ASC 740, Income Taxes. The Company has recognized no additional liability or reduction in deferred tax assets for unrecognized tax benefits at December 31, 2011 and June 30, 2011 and 2010. Any interest and penalties incurred in connection with income taxes are recorded as a component of the provision for income taxes. The Company is generally not subject to U.S. federal, state or local income tax examinations by tax authorities for taxable years prior to 2007.

Advertising Costs

Advertising costs are expensed when incurred. Advertising expense for the six months ended December 31, 2011 and the years ended June 30, 2011, 2010 and 2009 was $2.4 million, $6.9 million, $8.3 million and $9.6 million, respectively, and are included within insurance operating expenses in the accompanying consolidated statements of operations. At December 31, 2011 and June 30, 2011 and 2010, prepaid advertising costs, which are included within other assets in the accompanying consolidated balance sheets, were $0.3 million, $0.8 million and $1.2 million, respectively.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Foreclosed Real Estate Held for Sale

Foreclosed real estate held for sale is recorded at the lower of cost or fair value less estimated costs to sell. The Company periodically reviews its portfolio of foreclosed real estate held for sale using current information including (i) independent appraisals, (ii) general economic factors affecting the area where the property is located, (iii) recent sales activity and asking prices for comparable properties and (iv) costs to sell and/or develop that would serve to lower the expected proceeds from the disposal of the real estate. Gains (losses) realized on liquidation are recorded directly to operations and included in revenues. Foreclosed real estate held for sale assets of $0.8 million at December 31, 2011 and June 30, 2011 and 2010 are included within other assets in the accompanying consolidated balance sheets.

Deferred Acquisition Costs

Deferred acquisition costs include premium taxes and other variable underwriting and direct sales costs incurred in connection with writing business. These costs are deferred and amortized over the policy period in which the related premiums are earned, to the extent that such costs are deemed recoverable from future unearned premiums and anticipated investment income. Amortization expense for the six months ended December 31, 2011 and the years ended June 30, 2011, 2010 and 2009 was $5.5 million, $12.8 million, $13.8 million and $15.8 million, respectively, and are included within insurance operating expenses in the accompanying consolidated statements of operations.

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

The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts and recent industry transaction and trading multiples of the Company’s peers, and comparing those estimated fair values with the carrying values of the assets and liabilities of the reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of the “implied fair value” of goodwill of a reporting unit requires the Company to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.

The Company recorded non-cash, pre-tax goodwill impairment charges in fiscal years 2009 and 2011 of $68.0 million and $50.9 million, respectively. These charges were primarily as a result of the adverse impact of the difficult economic conditions on the Company’s customers and business and the resulting decline in the Company’s share price during the fourth quarter of fiscal year 2009 and unfavorable industry transaction multiples and trading trends during fiscal 2011. These goodwill impairment charges did not have a materially adverse impact on the continuing operations, liquidity, or statutory surplus of the Company.

Indefinite-lived intangible assets primarily consist of acquired trademarks and trade names. In measuring the fair value for these intangible assets, the Company utilizes the relief-from-royalty method. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. As a result of decisions made by management during the fourth quarter of fiscal year 2011 regarding entity-wide branding initiatives, the Company recognized a non-cash, pre-tax impairment charge of $1.6 million related to trade name intangible assets.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As a part of the Company’s periodic impairment test to evaluate the recoverability of goodwill at December 31, 2011, the fair value of the Company’s reporting unit, from a market participant’s perspective, was estimated utilizing both (i) a cash flow projection derived from the Company’s long-range strategic plan using a discount rate of 14.5%, which was based on an estimated weighted average cost of capital adjusted for the risks associated with its operations and (ii) recent industry transaction and trading trends in price to tangible book multiples and related returns on tangible equity. As a result of the adverse impact of operating losses, the decline in the Company’s common stock trading prices, and the negotiated price of separate stock transactions with former executive officers that represented a significant percentage of the Company’s shares outstanding, during the most recent quarter, the Company recognized a non-cash, pre-tax goodwill impairment charge of $21.1 million in the second quarter of the six months ended December 31, 2011. This impairment charge resulted in no remaining goodwill on the Company’s consolidated balance sheet.

Management does not believe that the non-cash impairment charge will have a materially adverse impact on the continuing operations, liquidity, or statutory surplus of the Company. The Company’s evaluation includes multiple assumptions that may change over time. If future discounted cash flows become less than those projected by the Company or unfavorable industry transaction multiples and trading trends continue, further identifiable intangible assets impairment charges may become necessary that could have a materially adverse impact on the Company’s results of operations in the period in which the write-off occurs.

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

Recent Accounting Pronouncements

In October 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force) (Topic 944), which clarifies what costs should be deferred by insurance companies when issuing or renewing insurance contracts. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. Upon adoption, it is anticipated that less acquisition costs will be deferred under this new standard. The Company currently estimates that approximately $0.5 million to $0.7 million of deferred acquisition costs at December 31, 2011 will no longer meet the criteria for deferral as of January 1, 2012. The Company expects to adopt this standard on a prospective basis and, therefore, will recognize the effect of this accounting change into income primarily over the first six months of 2012, consistent with the Company’s insurance policy terms.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The adoption of this standard is not expected to have a material effect on the Company’s future consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The adoption of this standard will have no effect on the Company’s financial position or results of operations.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350), which allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. This guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

Supplemental Cash Flow Information

During the six months ended December 31, 2011 and the years ended June 30, 2011, 2010 and 2009, the Company paid $0.1 million, $0.3 million, $0.7 million and $0.5 million, respectively, in income taxes and $2.0 million, $3.9 million, $3.9 million and $4.0 million, respectively, in interest.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value of Financial Instruments

The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	December 31, 2011		June 30, 2011		June 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments, available-for-sale	$172,825	$172,825	$186,815	$186,815	$196,550	$196,550
Liabilities:
Debentures payable	41,240	14,868	41,240	17,841	41,240	19,701

The fair values as presented represent the Company’s best estimates and may not be substantiated by comparisons to independent markets. The fair value of the debentures payable was based on current market rates offered for debt with similar risks and maturities. Carrying values of certain financial instruments, such as cash and cash equivalents and premiums and fees receivable, approximate fair value due to the short-term nature of the instruments and are not required to be disclosed. Therefore, the aggregate of the fair values presented in the preceding table does not purport to represent the Company’s underlying value.

The Company holds available-for-sale investments, which are carried at fair value. The following tables present the fair-value measurements for each major category of assets that are measured on a recurring basis (in thousands).

	Total	Fair Value Measurements Using
December 31, 2011		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$25,528	$25,528	$—	$—
State	6,387	—	6,387	—
Political subdivisions	781	—	781	—
Revenue and assessment	25,432	—	25,432	—
Corporate bonds	77,297	—	77,297	—
Collateralized mortgage obligations:
Agency backed	18,133	—	18,133	—
Non-agency backed – residential	5,429	—	5,429	—
Non-agency backed – commercial	6,125	—	6,125	—
Redeemable preferred stock	169	169	—	—

Total fixed maturities, available-for-sale	165,281	25,697	139,584	—
Investment in mutual fund, available-for-sale	7,544	7,544	—	—

Total investments, available-for-sale	172,825	33,241	139,584	—
Cash and cash equivalents	23,751	23,751	—	—

Total	$196,576	$56,992	$139,584	$—

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Fair Value Measurements Using
June 30, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$26,147	$26,147	$—	$—
State	7,676	—	7,676	—
Political subdivisions	1,817	—	1,817	—
Revenue and assessment	26,771	—	26,771	—
Corporate bonds	82,645	—	82,645	—
Collateralized mortgage obligations:
Agency backed	20,981	—	20,981	—
Non-agency backed – residential	5,828	—	5,828	—
Non-agency backed – commercial	6,760	—	6,760	—
Redeemable preferred stock	173	173	—	—

Total fixed maturities, available-for-sale	178,798	26,320	152,478	—
Investment in mutual fund, available-for-sale	8,017	8,017	—	—

Total investments, available-for-sale	186,815	34,337	152,478	—
Cash and cash equivalents	29,305	29,305	—	—

Total	$216,120	$63,642	$152,478	$—

		Fair Value Measurements Using
June 30, 2010	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$29,499	$29,499	$—	$—
State	7,848	—	7,848	—
Political subdivisions	1,830	—	1,830	—
Revenue and assessment	29,286	—	29,286	—
Corporate bonds	78,803	—	78,803	—
Collateralized mortgage obligations:
Agency backed	28,036	—	28,036	—
Non-agency backed – residential	6,612	—	6,612	—
Non-agency backed – commercial	7,180	—	7,180	—

Total fixed maturities, available-for-sale	189,094	29,499	159,595	—
Investment in mutual fund, available-for-sale	7,456	7,456	—	—

Total investments, available-for-sale	196,550	36,955	159,595	—
Cash and cash equivalents	26,184	26,184	—	—

Total	$222,734	$63,139	$159,595	$—

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. There were no transfers between Level 1 and Level 2 for the six months ended December 31, 2011 and the years ended June 30, 2011 and 2010. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

Based on the above categorization, there were no Level 3 classified security valuations at December 31, 2011 and June 30, 2011 and 2010. The following table represents the quantitative disclosure for those assets classified as Level 3 during the year ended June 30, 2010 (in thousands).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Collateralized mortgage obligations
	Corporate bonds	Non-agency backed – residential	Non-agency backed – commercial	Total
Balance at July 1, 2009	$—	$1,930	$707	$2,637
Total gains or losses (realized or unrealized):
Included in net income (loss)	—	—	—	—
Included in other comprehensive income	—	421	242	663
Transfers into Level 3	—	—	—	—
Transfers out of Level 3(a)	—	(2,351)	(949)	(3,300)

Balance at June 30, 2010	$—	$—	$—	$—

(a)	Transferred from Level 3 to Level 2 as observable market data became available during the period presented due to the increase in market activity for these securities.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$24,178	$1,350	$—	$25,528
State	6,099	288	—	6,387
Political subdivisions	754	27	—	781
Revenue and assessment	24,130	1,302	—	25,432
Corporate bonds	71,392	6,113	(208)	77,297
Collateralized mortgage obligations:
Agency backed	16,953	1,180	—	18,133
Non-agency backed – residential	5,530	66	(167)	5,429
Non-agency backed – commercial	5,862	275	(12)	6,125
Redeemable preferred stock	176	—	(7)	169

Total fixed maturities, available-for-sale	155,074	10,601	(394)	165,281
Investment in mutual fund, available-for-sale	7,501	43	—	7,544

	$162,575	$10,644	$(394)	$172,825

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$24,897	$1,250	$—	$26,147
State	7,396	280	—	7,676
Political subdivisions	1,798	20	(1)	1,817
Revenue and assessment	25,819	1,123	(171)	26,771
Corporate bonds	78,199	4,686	(240)	82,645
Collateralized mortgage obligations:
Agency backed	19,541	1,440	—	20,981
Non-agency backed – residential	5,758	243	(173)	5,828
Non-agency backed – commercial	6,215	556	(11)	6,760
Redeemable preferred stock	176	—	(3)	173

Total fixed maturities, available-for-sale	169,799	9,598	(599)	178,798
Investment in mutual fund, available-for-sale	7,501	516	—	8,017

	$177,300	$10,114	$(599)	$186,815

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$28,263	$1,236	$—	$29,499
State	7,461	387	—	7,848
Political subdivisions	1,792	52	(14)	1,830
Revenue and assessment	28,209	1,217	(140)	29,286
Corporate bonds	73,868	5,181	(246)	78,803
Collateralized mortgage obligations:
Agency backed	26,262	1,774	—	28,036
Non-agency backed – residential	7,189	56	(633)	6,612
Non-agency backed – commercial	7,363	158	(341)	7,180

Total fixed maturities, available-for-sale	180,407	10,061	(1,374)	189,094
Investment in mutual fund, available-for-sale	7,500	—	(44)	7,456

	$187,907	$10,061	$(1,418)	$196,550

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables set forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

December 31, 2011	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$15,801	$2,506	$955	$19,262
After one through five years	61,511	—	—	61,511
After five through ten years	42,997	689	—	43,686
After ten years	7,860	3,106	—	10,966
No single maturity date	26,623	2,168	1,065	29,856

	$154,792	$8,469	$2,020	$165,281

June 30, 2011	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$14,120	$80	$1,500	$15,700
After one through five years	75,186	26	—	75,212
After five through ten years	37,510	—	—	37,510
After ten years	8,980	7,827	—	16,807
No single maturity date	31,450	2,119	—	33,569

	$167,246	$10,052	$1,500	$178,798

June 30, 2010	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$9,137	$—	$—	$9,137
After one through five years	82,250	642	—	82,892
After five through ten years	39,567	—	—	39,567
After ten years	8,607	7,063	—	15,670
No single maturity date	33,676	8,085	67	41,828

	$173,237	$15,790	$67	$189,094

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value and gross unrealized losses of investments, available-for-sale, by the length of time that individual securities have been in a continuous unrealized loss position follows (in thousands).

	Less than 12 months		12 months or longer
December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Gross Unrealized Losses
U.S. government and agencies	$—	$—	$—	$—	$—
State	—	—	—	—	—
Political subdivisions	—	—	—	—	—
Revenue and assessment	—	—	—	—	—
Corporate bonds	4,451	(174)	1,849	(34)	(208)
Collateralized mortgage obligations:
Agency backed	—	—	—	—	—
Non-agency backed – residential	898	(11)	614	(156)	(167)
Non-agency backed – commercial	—	—	488	(12)	(12)
Redeemable preferred stock	169	(7)	—	—	(7)

Total fixed maturities, available-for-sale	5,518	(192)	2,951	(202)	(394)
Investment in mutual fund, available-for-sale	—	—	—	—	—

	$5,518	$(192)	$2,951	$(202)	$(394)

	Less than 12 months		12 months or longer
June 30, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Gross Unrealized Losses
U.S. government and agencies	$—	$—	$—	$—	$—
State	26	—	—	—	—
Political subdivisions	500	(1)	—	—	(1)
Revenue and assessment	2,956	(125)	947	(46)	(171)
Corporate bonds	1,654	(9)	1,677	(231)	(240)
Collateralized mortgage obligations:
Agency backed	—	—	—	—	—
Non-agency backed – residential	920	(31)	710	(142)	(173)
Non-agency backed – commercial	—	—	489	(11)	(11)
Redeemable preferred stock	173	(3)	—	—	(3)

Total fixed maturities, available-for-sale	6,229	(169)	3,823	(430)	(599)
Investment in mutual fund, available-for-sale	—	—	—	—	—

	$6,229	$(169)	$3,823	$(430)	$(599)

	Less than 12 months		12 months or longer
June 30, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Gross Unrealized Losses
U.S. government and agencies	$—	$—	$—	$—	$—
State	—	—	—	—	—
Political subdivisions	—	—	488	(14)	(14)
Revenue and assessment	3,057	(96)	1,490	(44)	(140)
Corporate bonds	930	(32)	1,739	(214)	(246)
Collateralized mortgage obligations:
Agency backed	—	—	—	—	—
Non-agency backed – residential	505	(5)	5,848	(628)	(633)
Non-agency backed – commercial	—	—	1,732	(341)	(341)

Total fixed maturities, available-for-sale	4,492	(133)	11,297	(1,241)	(1,374)
Investment in mutual fund, available-for-sale	7,456	(44)	—	—	(44)

	$11,948	$(177)	$11,297	$(1,241)	$(1,418)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses		Gross Unrealized Gains
At:	Less than or equal to 12 months	Greater than 12 months
December 31, 2011	7	4	139
June 30, 2011	7	5	151
June 30, 2010	6	18	153

The following tables reflect the fair value and gross unrealized losses of those fixed maturity securities in a continuous unrealized loss position for greater than 12 months. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

Gross Unrealized Losses at December 31, 2011:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	3	$2,760	$(92)
Greater than 10%	1	191	(110)

	4	$2,951	$(202)

Gross Unrealized Losses at June 30, 2011:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	2	$1,435	$(57)
Greater than 10%	3	2,388	(373)

	5	$3,823	$(430)

Gross Unrealized Losses at June 30, 2010:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	11	$7,931	$(276)
Greater than 10%	7	3,366	(965)

	18	$11,297	$(1,241)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of Securities with Gross
Length of		Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses at December 31, 2011:	Unrealized Losses	Unrealized Losses	Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$2,506	$—	$—	$—	$—
Six months	1,945	(174)	—	(174)	—
Nine months	898	(11)	(11)	—	—
Twelve months	169	(7)	(7)	—	—
Greater than twelve months	2,951	(202)	(45)	(47)	(110)

Total	$8,469	$(394)	$(63)	$(221)	$(110)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value of Securities with Gross
Length of		Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses at June 30, 2011:	Unrealized Losses	Unrealized Losses	Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$6,056	$(166)	$(166)	$—	$—
Six months	173	(3)	(3)	—	—
Nine months	—	—	—	—	—
Twelve months	—	—	—	—	—
Greater than twelve months	3,823	(430)	(57)	—	(373)

Total	$10,052	$(599)	$(226)	$—	$(373)

	Fair Value of Securities with Gross	Gross Unrealized Losses	Severity of Gross Unrealized Losses
Length of
Gross Unrealized Losses at June 30, 2010:	Unrealized Losses		Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$11,291	$(170)	$(145)	$(25)	$—
Six months	—	—	—	—	—
Nine months	152	(2)	(2)	—	—
Twelve months	505	(5)	(5)	—	—
Greater than twelve months	11,297	(1,241)	(153)	(123)	(965)

Total	$23,245	$(1,418)	$(305)	$(148)	$(965)

Restrictions

At December 31, 2011, fixed maturities and cash equivalents with a fair value of $5.8 million (amortized cost of $5.3 million) were on deposit with various insurance departments as a requirement of doing business in those states. Fixed maturities and cash equivalents with a fair value of $8.7 million (amortized cost of $8.6 million) were on deposit with another insurance company as collateral for an assumed reinsurance contract.

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Six Months Ended	Year Ended June 30,
	December 31,
	2011	2011	2010	2009
Fixed maturities, available-for-sale	$3,897	$8,296	$8,467	$9,588
Investment in mutual fund, available-for-sale	290	625	—	—
Cash and cash equivalents	—	8	30	383
Other	59	117	117	116
Investment expenses	(316)	(651)	(656)	(583)

	$3,930	$8,395	$7,958	$9,504

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of net realized gains (losses) on investments, available-for-sale at fair value follow (in thousands).

	Six Months Ended December 31,	Year Ended June 30,

	2011	2011	2010	2009
Gains	$15	$231	$326	$2,662
Losses	(120)	(3)	(26)	(153)
Other-than-temporary impairment	(127)	(413)	(983)	(2,420)

	$(232)	$(185)	$(683)	$89

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of OTTI is included in other comprehensive income (loss). The amounts of non-credit OTTI for securities still owned was $1.0 million for non-agency backed residential CMOs and $0.2 million for non-agency backed commercial CMOs at December 31, 2011, $1.1 million for non-agency backed residential CMOs and $0.2 million for non-agency backed commercial CMOs at June 30, 2011 and $1.2 million for non-agency backed residential CMOs and $0.5 million for non-agency backed commercial CMOs at June 30, 2010.

Other-Than-Temporary Impairment

In accordance with FASB ASC 320-10, the Company separates OTTI into the following two components: (i) the amount related to credit losses, which is recognized in the consolidated statement of operations and (ii) the amount related to all other factors, which is recorded in other comprehensive income (loss). The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge.

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

	Six Months Ended December 31,		Year Ended June 30,
	2011		2011		2010		2009
	Number of Securities	OTTI	Number of Securities	OTTI	Number of Securities	OTTI	Number of Securities	OTTI
Corporate bonds	—	$—	—	$—	—	$—	3	$(871)
Collateralized mortgage obligations:
Non-agency backed – residential	3	(127)	5	(119)	10	(1,723)	5	(1,564)
Non-agency backed – commercial	1	(12)	5	(296)	5	(214)	4	(1,205)

	4	(139)	10	(415)	15	(1,937)	12	(3,640)
Portion of loss recognized in accumulated other comprehensive income (loss)		12		2		954		1,220

Net OTTI recognized in net income (loss)		$(127)		$(413)		$(983)		$(2,420)

The following is a progression of the credit-related portion of OTTI on investments owned at December 31, 2011 and June 30, 2011 and 2010 (in thousands).

	Six Months Ended	Year Ended June 30,
	December 31,
	2011	2011	2010
Beginning balance	$(3,343)	$(3,301)	$(2,870)
Additional credit impairments on:
Previously impaired securities	(127)	(413)	(491)
Securities without previous impairments	—	—	(492)

	(127)	(413)	(983)
Reductions for securities sold (realized)	45	371	552

	$(3,425)	$(3,343)	$(3,301)

On a quarterly basis, the Company reviews cash flow estimates for certain non-agency backed CMOs of lesser credit quality following the guidance of FASB ASC 325-40, Investments – Other – Benefits Interests in Securitized Financial Assets (“FASB ASC 325-40”). Accordingly, when changes in estimated cash flows from the cash flows previously estimated occur due to actual or estimated prepayment or credit loss experience, and the present value of the revised cash flows is less than the present value previously estimated, OTTI is deemed to have occurred. For non-agency backed CMOs not subject to FASB ASC 325-40, the Company reviews quarterly projected cash flow analyses and recognizes OTTI when it determines that a loss is probable. The Company has recognized OTTI related to certain non-agency backed CMOs as the underlying cash flows have been adversely impacted due to a reduction in prepayments from mortgage refinancing and an increase in actual and projected delinquencies in the underlying mortgages.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company believes that the remaining securities having unrealized losses at December 31, 2011 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

4.	Reinsurance

Total premiums written and earned are summarized as follows (in thousands).

	Six Months Ended December 31,		Year Ended June 30,
	2011		2011		2010		2009
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$71,325	$71,503	$152,356	$153,368	$162,150	$167,744	$187,935	$206,358
Assumed	9,245	9,222	19,435	19,844	19,858	19,302	17,044	17,755
Ceded	(88)	(88)	(171)	(171)	—	—	—	—

Total	$80,482	$80,637	$171,620	$173,041	$182,008	$187,046	$204,979	$224,113

Assumed business represents private-passenger non-standard automobile insurance premiums produced by a managing general agency subsidiary in Texas written through a program with a county mutual insurance company and assumed by the Company through 100% quota-share reinsurance. The percentages of premiums assumed to net premiums written for the six months ended December 31, 2011 and the years ended June 30, 2011, 2010 and 2009 were 12%, 11%, 11% and 8%, respectively.

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

At December 31, 2011, the Insurance Companies had unsecured aggregate reinsurance receivables of $0.2 million. During the six months ended December 31, 2011, ceded premiums earned and reinsurance recovered on losses and loss adjustment expenses (“LAE”) were both $0.1 million, respectively.

5.	Stock-Based Compensation Plans

Employee Stock-Based Incentive Plan

The Company has issued stock options (“Stock Option Awards”) and restricted common stock (“Restricted Stock Awards”) to employees and directors under its Amended and Restated First Acceptance Corporation 2002 Long Term Incentive Plan (the “Plan”) and accounts for such issuances in accordance with FASB ASC 718, Compensation – Stock Compensation. At December 31, 2011, there were 2,858,086 shares remaining available for issuance under the Plan. Stock Option Awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock Option Awards expire over ten years and generally vest equally in annual installments over five years through March 2013, while the Restricted Stock Awards vest in designated installments through November 2014. Certain awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

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

Compensation expense related to Stock Option Awards is calculated under the fair value method and is recorded on a straight-line basis over the vesting period. There were no Stock Option Awards granted during the six months ended December 31, 2011 and the years ended June 30, 2011, 2010 and 2009. At December 31, 2011, the weighted average remaining contractual life of options outstanding and exercisable/vested is approximately 1.9 years and 1.7 years, respectively.

A summary of the activity for the Company’s Stock Option Awards is presented below (in thousands, except per share data).

	Options	Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at June 30, 2008	5,456	$3.00-$11.81	$4.13
Forfeited	(148)	$3.00-$11.81	$7.51

Options outstanding at June 30, 2009	5,308	$3.00-$11.81	$4.04
Exchanged and Cancelled	(605)	$6.64-$11.81	$10.69
Forfeited	(142)	$3.10-$11.81	$6.91

Options outstanding at June 30, 2010	4,561	$3.00-$8.13	$3.06
Forfeited	(61)	$3.04	$3.04

Options outstanding at June 30, 2011 and December 31, 2011	4,500	$3.00-$8.13	$3.06	—

Options exercisable/vested at December 31, 2011	4,319		$3.06	—

A summary of the activity for the Company’s Restricted Stock Awards is presented below (in thousands, except per share data).

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Restricted Stock Awards outstanding at June 30, 2008	400	$3.04
Granted	225	$2.63

Restricted Stock Awards outstanding at June 30, 2009	625	$2.89
Granted	160	$1.97
Vested	(309)	$3.01
Forfeited	(4)	$2.50

Restricted Stock Awards outstanding at June 30, 2010	472	$2.50
Vested	(307)	$2.60
Forfeited	(29)	$2.51

Restricted Stock Awards outstanding at June 30, 2011	136	$2.30
Vested	(21)	$2.13
Forfeited	(20)	$2.20

Restricted Stock Awards outstanding at December 31, 2011	95	$2.36

In the table above, the number of shares vested includes 61,681 shares surrendered by the employees to the Company for payment of minimum tax withholding obligations. Shares of stock withheld for purposes of satisfying minimum tax withholding obligations are again available for issuance under the Plan.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

There were no Restricted Stock Awards granted during the six months ended December 31, 2011 and the year ended June 30, 2011. The aggregate fair values of Restricted Stock Awards vested during the six months ended December 31, 2011 and the years ended June 30, 2011 and 2010 were $44 thousand, $0.8 million and $0.9 million, respectively, at the date of vesting. There were no Restricted Stock Awards that vested during the year ended June 30, 2009. Expected future compensation expense related to the issuance of Restricted Stock Awards is $0.3 million, which will be amortized through November 2014.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the First Acceptance Corporation Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may purchase shares of the Company’s common stock at a price equal to the lower of the closing market price on the first or last trading day of a six-month period. ESPP participants can authorize payroll deductions, administered through an independent plan custodian, of up to 15% of their salary to purchase semi-annually (June 30 and December 31) up to $25,000 of the Company’s common stock during each calendar year. The Company has reserved 400,000 shares of common stock for issuance under the ESPP. Employees purchased approximately 18,000, 32,000, 37,000 and 27,000 shares during the six months ended December 31, 2011 and the years ended June 30, 2011, 2010 and 2009, respectively. Compensation expense attributable to subscriptions to purchase shares under the ESPP was $2,000, $8,000, $16,000 and $17,000 for the six months ended December 31, 2011 and the years ended June 30, 2011, 2010 and 2009, respectively. At June 30, 2011, 193,169 shares remain available for issuance under the ESPP.

6.	Employee Benefit Plan

The Company sponsors a defined contribution retirement plan (“401k Plan”) under Section 401(k) of the Internal Revenue Code. The 401k Plan covers substantially all employees who meet specified service requirements. Under the 401k Plan, the Company may, at its discretion, match 100% of the first 3% of an employee’s salary plus 50% of the next 2% up to the maximum allowed by the Internal Revenue Code. The Company’s contributions to the 401k Plan for the six months ended December 31, 2011 and the years ended June 30, 2011, 2010 and 2009 were $0.3 million, $0.6 million, $0.5 million and $0.8 million, respectively, and are included within insurance operating expenses in the accompanying consolidated statements of operations.

7.	Property and Equipment

The components of property and equipment are as follows (in thousands).

	December 31, 2011	June 30,
		2011	2010
Furniture and equipment	$9,275	$7,949	$7,693
Leasehold improvements	3,138	2,961	2,879
Capitalized leases	826	826	826
Aircraft	190	190	190

	13,429	11,926	11,588
Less: Accumulated depreciation	(10,114)	(9,393)	(8,064)

Property and equipment, net	$3,315	$2,533	$3,524

Depreciation and amortization expense related to property and equipment was $0.8 million, $1.6 million, $2.0 million and $1.9 million for the six months ended December 31, 2011 and the years ended June 30, 2011, 2010 and 2009, respectively. Included within the furniture and equipment and leasehold improvements categories at December 31, 2011 above are capitalized assets totaling $0.6 million not yet in service. These assets are related to the Company’s strategic refurbishment of retail stores and development of the expanded consumer-based website.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Lease Commitments

Operating Leases

The Company is committed under various lease agreements for office space and equipment. Certain lease agreements contain renewal options and rent escalation clauses. Rental expense for the six months ended December 31, 2011 and the years ended June 30, 2011, 2010 and 2009 was $4.8 million, $9.9 million, $10.9 million and $10.7 million, respectively, and are included within insurance operating expenses in the accompanying consolidated statements of operations. Future minimum lease payments under these agreements follow (in thousands).

Year Ending December 31,	Amount
2012	$7,100
2013	4,892
2014	2,907
2015	2,009
2016	808
Thereafter	933

Total	$18,649

Capital Leases

At December 31, 2011, the Company had capital lease obligations secured by equipment of $36 thousand that expire by September 2012. Excluding executory costs and interest, the present value of net minimum lease payments is $32 thousand.

9.	Losses and Loss Adjustment Expenses Incurred and Paid

Information regarding the reserve for unpaid losses and LAE is as follows (in thousands).

	Six Months Ended	Year Ended June 30,
	December 31,
	2011	2011	2010	2009
Liability for unpaid losses and LAE at beginning of period, gross	$68,424	$73,198	$83,973	$101,407
Reinsurance balances receivable	(133)	(46)	(78)	(259)

Liability for unpaid losses and LAE at beginning of period, net	68,291	73,152	83,895	101,148

Add: Provision for losses and LAE:
Current period	60,162	130,888	138,218	160,659
Prior periods	5,591	(1,721)	(11,223)	(11,382)

Net losses and LAE incurred	65,753	129,167	126,995	149,277

Less: Losses and LAE paid:
Current period	32,022	84,736	87,097	103,566
Prior periods	32,773	49,292	50,641	62,964

Net losses and LAE paid	64,795	134,028	137,738	166,530

Liability for unpaid losses and LAE at end of period, net	69,249	68,291	73,152	83,895
Reinsurance balances receivable	187	133	46	78

Liability for unpaid losses and LAE at end of period, gross	$69,436	$68,424	$73,198	$83,973

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The unfavorable change in the estimate of unpaid losses and loss adjustment expenses of $5.6 million for the six months ended December 31, 2011 was primarily related to the strengthening of loss adjustment expense reserves for prior accident periods and included amounts related to the settlement of claims for extra-contractual damages (see Note 16). The favorable change in the estimate of unpaid losses and loss adjustment expenses of $1.7 million for the year ended June 30, 2011 was due to lower than anticipated severity of accidents occurring during the fiscal 2009 and 2010 accident years, specifically in bodily injury coverage in Texas, Tennessee and South Carolina and physical damage coverages in Georgia, partially offset by higher loss adjustment expenses specific to bodily injury and Florida no-fault coverages. The favorable change in the estimate of unpaid losses and loss adjustment expenses of $11.2 million for the year ended June 30, 2010 was due to lower than anticipated severity of accidents occurring during the fiscal 2007 and 2008 accident years, primarily in bodily injury coverage in Georgia and South Carolina, an improvement in the Company’s claim handling practices and a shift in business mix toward renewal policies, which have lower loss ratios than new policies. The favorable development of $11.4 million for the year ended June 30, 2009 was primarily due to both lower than anticipated severity and frequency of accidents, most notably in the Company’s property and physical damage coverages.

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

11.	Income Taxes

The provision for income taxes consisted of the following (in thousands).

	Six Months Ended	Year Ended June 30,
	December 31,
	2011	2011	2010	2009
Federal:
Current	$—	$—	$—	$295
Deferred	—	—	—	17,440

	—	—	—	17,735
State:
Current	146	296	441	508
Deferred	2	(98)	—	153

	148	198	441	661

	$148	$198	$441	$18,396

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The provision for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands).

	Six Months Ended December 31, 2011	Year Ended June 30,

		2011	2010	2009
Provision (benefit) for income taxes at statutory rate	$(10,251)	$(19,804)	$2,618	$(17,466)
Tax effect of:
Tax-exempt investment income	(2)	(15)	(16)	(16)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to federal income taxes	4,670	4,761	(5,278)	(6,291)
Net operating loss carryforward expirations	—	735	2,483	24,534
Goodwill and identifiable intangible assets	5,545	14,084	—	16,724
Restricted stock	30	248	240	—
State income taxes, net of federal income tax benefit and valuation allowance	148	198	441	661
Other	8	(9)	(47)	250

	$148	$198	$441	$18,396

The tax effects of temporary differences that give rise to the net deferred tax assets and liabilities are presented below (in thousands).

	December 31,	June 30,
	2011	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$8,924	$5,272	$3,613
Stock option compensation	4,334	4,313	4,418
Unearned premiums and loss and loss adjustment expense reserves	4,700	4,798	5,099
Goodwill and identifiable intangible assets	8,412	6,901	3,216
Alternative minimum tax (“AMT”) credit carryforwards	1,612	1,612	1,612
Accrued expenses and other nondeductible items	752	994	934
Other	3,304	2,796	2,306

	32,038	26,686	21,198

Deferred tax liabilities:
Deferred acquisition costs	(1,135)	(1,157)	(1,268)
Identifiable intangible assets	(1,872)	(1,872)	—
Net unrealized change on investments	(3,588)	(3,330)	(3,025)

	(6,595)	(6,359)	(4,293)

Total net deferred tax asset	25,443	20,327	16,905
Less: Valuation allowance	(27,220)	(22,101)	(16,905)

Net deferred tax liability	$(1,777)	$(1,774)	$—

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company had a valuation allowance of $27.2 million, $22.1 million and $16.9 million at December 31, 2011 and June 30, 2011 and 2010, respectively, to reduce deferred tax assets to the amount that is more likely than not to be realized. The change in the total valuation allowance for the six months ended December 31, 2011 was an increase of $5.1 million. For the six months ended December 31, 2011, the change in the valuation allowance included reductions of $0.3 million related to the unrealized change on investments included in other comprehensive income (loss) and increases of $0.7 million related to deferred state income taxes.

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s net deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its deferred tax assets, management considered both positive and negative evidence. The Company placed greater weight on historical results than on the Company’s outlook for future profitability and established a deferred tax valuation allowance at December 31, 2011 and June 30, 2011 and 2010. The deferred tax valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, the Company would record an income tax benefit for the adjustment.

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

At December 31, 2011, the Company had gross state NOL carryforwards of $37.1 million that begin to expire in 2019 and AMT credit carryforwards of $1.6 million that have no expiration date. At December 31, 2011, the Company had gross NOL carryforwards for federal income tax purposes of $25.5 million, which are available to offset future federal taxable income. On a tax-affected basis, all remaining federal and substantially all state NOL carryforwards at December 31, 2011 have been fully reserved for through a valuation allowance.

The gross federal NOL carryforwards will expire in 2012 through 2031, as shown in the following table (in thousands).

Expiration Year Ended December 31,	Amount
2012	$2
2013	—
2014	—
2015	—
Thereafter	25,494

Total NOL carryforwards	$25,496

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Net Income (Loss) Per Share

FASB ASC 260, Earnings Per Share, specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). Basic EPS are computed using the weighted average number of shares outstanding. Diluted EPS are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding securities with a right to purchase or convert into common stock.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Six Months Ended	Year Ended June 30,
	December 31,
	2011	2011	2010	2009
Net income (loss)	$(29,437)	$(56,780)	$7,040	$(68,300)

Weighted average common basic shares	47,707	48,171	47,961	47,664
Effect of dilutive securities	—	—	457	—

Weighted average common dilutive shares	47,707	48,171	48,418	47,664

Basic net income (loss) per share	$(0.62)	$(1.18)	$0.15	$(1.43)

Diluted net income (loss) per share	$(0.62)	$(1.18)	$0.15	$(1.43)

For the six months ended December 31, 2011 and the years ended June 30, 2011 and 2009, the computation of diluted net loss per share did not include 0.1 million, 0.1 million and 0.6 million shares, respectively, of unvested restricted common stock as their inclusion would have been anti-dilutive. For the year ended June 30, 2010, the computation of diluted net income per share included 0.5 million shares of unvested restricted common stock. Options to purchase 4.5 million, 4.5 million, 4.6 million and 5.3 million shares for the six months ended December 31, 2011 and the years ended June 30, 2011, 2010 and 2009, respectively, were not included in the computation of diluted net income (loss) per share as their exercise prices were in excess of the average stock prices for the periods presented.

13.	Concentrations of Credit Risk

At December 31, 2011, the Company had certain concentrations of credit risk with several financial institutions in the form of cash and cash equivalents, which amounted to $23.8 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company and the amount of available Federal Deposit Insurance Corporation insurance is periodically reviewed. If the financial institutions failed to completely perform under terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

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

During the six months ended December 31, 2011, the Company repurchased an aggregate of 481,205 shares from two former executive officers of the Company in separately negotiated transactions for an aggregate price of $0.8 million. All repurchased shares were subsequently retired.

On December 23, 2011, the Company and Stephen J. Harrison entered into a Mutual Separation and Release Agreement (“Separation Agreement”) that included the resignation of Stephen J. Harrison from all positions with the Company, including as a member of the Board of Directors and the Chief Executive Officer of the Company. In connection with the Separation Agreement, on December 23, 2011, the Company repurchased 7,049,515 shares of Company common stock beneficially owned by Mr. Harrison for an aggregate price of $10.2 million, or $1.45 per share. All repurchased shares were subsequently retired.

15.	Severance

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

The Company is named as a defendant in various lawsuits, arising in the ordinary course of business, generally relating to its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves. The Company also faces lawsuits from time to time that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action and individual lawsuits that involve issues arising in the course of the Company’s business. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by FASB ASC 450, Contingencies (“FASB ASC 450”). Pursuant to FASB ASC 450, reserves for a loss may only be recognized if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management evaluates each legal action and records reserves for losses as warranted by establishing a reserve in its consolidated balance sheets in loss and loss adjustment expense reserves for bad faith claims and in other liabilities for other lawsuits. Amounts incurred are recorded in the Company’s consolidated statements of operations in losses and loss adjustment expenses for bad faith claims and in insurance operating expenses for other lawsuits unless otherwise disclosed.

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

In addition, in the interest of judicial economy, the Company recently agreed upon preliminary settlement terms involving a lawsuit against an insured in which the plaintiffs sought extra-contractual damages against one of the Company’s insurance company subsidiaries. The litigation settlement accrual at December 31, 2011 is classified within loss and loss adjustment expense reserves on the Company’s consolidated balance sheet, while the associated costs are classified within losses and loss adjustment expenses in the consolidated statement of operations. The Company has not accrued any amount at December 31, 2011 for recoveries that may offset the costs and expenses relating to the litigation settlement. Any such recoveries will be recorded in the Company’s operating results during the periods in which the recoveries are probable.

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

The following table presents selected financial data by business segment (in thousands).

	Six Months Ended	Year Ended June 30,
	December 31,
	2011	2011	2010	2009
Revenues:
Insurance	$99,039	$210,618	$223,054	$265,341
Real estate and corporate	65	116	119	124

Consolidated total	$99,104	$210,734	$223,173	$265,465

Income (loss) before income taxes:
Insurance	$(26,711)	$(50,407)	$14,568	$(42,536)
Real estate and corporate	(2,578)	(6,175)	(7,087)	(7,368)

Consolidated total	$(29,289)	$(56,582)	$7,481	$(49,904)

	December 31, 2011	June 30,
		2011	2010
Total assets:
Insurance	$241,815	$281,399	$343,499
Real estate and corporate	15,437	14,895	12,843

Consolidated total	$257,252	$296,294	$356,342

18.	Statutory Financial Information and Accounting Policies

The statutory-basis financial statements of the Insurance Companies are prepared in accordance with accounting practices prescribed or permitted by the Department of Insurance in each respective state of domicile. Each state of domicile requires that insurance companies domiciled in the state prepare their statutory-basis financial statements in accordance with the National Association of Insurance Commissioners Accounting Practices and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile. The Insurance Companies are required to report their risk-based capital (“RBC”) each December 31. Failure to maintain an adequate RBC could subject the Insurance Companies to regulatory action and could restrict the payment of dividends. At December 31, 2011, the RBC levels of the Insurance Companies did not subject them to any regulatory action.

At December 31, 2011 and June 30, 2011 and 2010, on an unaudited consolidated statutory basis, the capital and surplus of the Insurance Companies was $93.9 million, $115.3 million and $120.3 million, respectively. For the six months ended December 31, 2011 and the fiscal years ended June 30, 2011, 2010 and 2009, unaudited consolidated statutory net income (loss) of the Insurance Companies was $(9.0) million, $(5.9) million, $5.2 million and $7.3 million, respectively.

The maximum amount of dividends which can be paid by First Acceptance Insurance Company, Inc. (“FAIC”) to the Company, without the prior approval of the Texas insurance commissioner, is limited to the greater of 10% of statutory capital and surplus at December 31st of the next preceding year or net income for the year. In addition, dividends may only be paid from earned surplus and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2011, FAIC could not pay ordinary dividends to the Company without prior regulatory approval due to a negative earned surplus position.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.	Selected Quarterly Financial Data (unaudited)

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data for the six months ended December 31, 2011 and the years ended June 30, 2011 and 2010 is summarized as follows (in thousands, except per share data).

	Quarters Ended
	September 30,	December 31,	March 31,	June 30,
Six Months Ended December 31, 2011:
Total revenues	$49,969	$49,135
Loss before income taxes	$(3,573)	$(25,716)
Net loss	$(3,688)	$(25,749)

Basic and diluted net loss per share	$(0.08)	$(0.55)

Year Ended June 30, 2011:
Total revenues	$53,123	$51,677	$52,800	$53,134
Income (loss) before income taxes	$512	$(1,969)	$(1,910)	$(53,215)
Net income (loss)	$392	$(2,090)	$(1,608)	$(53,474)

Basic and diluted net income (loss) per share	$0.01	$(0.04)	$(0.03)	$(1.11)

Year Ended June 30, 2010:
Total revenues	$57,312	$53,775	$56,116	$55,970
Income before income taxes	$2,861	$1,577	$2,193	$850
Net income	$2,760	$1,475	$2,069	$736

Basic and diluted net income per share	$0.06	$0.03	$0.04	$0.02

Loss before income taxes for the quarter ended December 31, 2011 of $25.7 million included a goodwill impairment charge of $21.1 million (see Note 1) and $5.6 million of unfavorable development in the Company’s estimate of unpaid loss and loss adjustment expenses. Loss before income taxes for the quarter ended June 30, 2011 of $53.2 million included a goodwill and intangible assets impairment charge of $52.4 million (see Note 1) and $2.1 million of favorable development in the Company’s estimate of unpaid loss and loss adjustment expenses. Income before income taxes for the quarter ended June 30, 2010 of $0.9 million included $1.0 million of favorable development in the Company’s estimate of unpaid loss and loss adjustment expenses.

FIRST ACCEPTANCE CORPORATION 10-K

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) at December 31, 2011. Based on that evaluation, our Interim Chief Executive Officer and President (principal executive officer) and Senior Vice President of Finance (principal financial officer) concluded that our disclosure controls and procedures were effective at December 31, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective at December 31, 2011.

Our independent registered public accounting firm, Ernst & Young LLP has issued an attestation report on our internal control over financial reporting, which such report appears herein.

Changes in Internal Control over Financial Reporting

During the second fiscal quarter of the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

FIRST ACCEPTANCE CORPORATION 10-K

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

On October 6, 2011, Mr. Gerald J. Ford notified the Board of Directors of the Company that he would not stand for re-election as Chairman of the Board of Directors and as a director. Following the 2011 Annual Meeting of Stockholders on November 15, 2011, the Board of Directors of the Company appointed Jeremy B. Ford as Chairman of the Board of the Company. In addition, in connection with the resignations of Mr. Thomas M. Harrison, Jr. on December 21, 2011 and Mr. Stephen J. Harrison on December 23, 2011 as directors of the Company, the Board of Directors of the Company approved on December 23, 2011, a reduction in the number of directors from nine to seven in accordance with Second Amended and Restated Bylaws of the Company.

Each of the remaining seven directors was elected by the stockholders at our 2011 Annual Meeting of Stockholders. Certain information with respect to the current directors is set forth below, including, with respect to each director, his particular experience, qualifications, attributes and skills that qualify him to serve as a director.

Rhodes R. Bobbitt, 66, has served as a director of the Company since August 2004. From February 1987 until his retirement in June 2004, Mr. Bobbitt served as managing director and Dallas regional office manager of the Private Client Service Group – Credit Suisse First Boston and its predecessor, Donaldson, Lufkin & Jenrette. Prior to joining Donaldson, Lufkin & Jenrette, Mr. Bobbitt was vice president of security sales in the Dallas office of Goldman Sachs & Co. Mr. Bobbitt is a director of Hilltop Holdings, Inc. Mr. Bobbitt has executive experience in finance and investments.

Harvey B. Cash, 73, has served as a director of the Company since November 1996. Mr. Cash has been a general partner of InterWest Partners, a venture capital fund, since 1986. Mr. Cash is a director of Silicon Laboratories, Ciena Corporation, and Argo Group International Holdings, Ltd. Mr. Cash has experience in strategic planning, finance and investments. Mr. Cash was formerly a director of Entarian Technologies, Inc., Airspan Networks, Inc. and i2 Technologies, Inc.

Donald J. Edwards, 46, has served as a director of the Company since July 2002. Mr. Edwards currently is the managing principal for Flexpoint Ford, LLC, a Chicago-based private equity firm (“Flexpoint Ford”), and served as our President and Chief Executive Officer from July 2002 through April 2004. Prior to July 2002, Mr. Edwards served as a Principal in GTCR Golder Rauner, a Chicago-based private equity firm, for over five years. Mr. Edwards has experience in strategic planning, management, finance and investments.

Jeremy B. Ford, 37, has been Chairman of the Board of Directors and a director of the Company since November 2011. He previously served as a director of the Company from September 2000 through April 2004 and as an employee from July 2002 through April 2004. Since March 2010, Mr. Jeremy B. Ford has served as a director, President and Chief Executive Officer of Hilltop Holdings Inc. (“Hilltop”), a holding company that owns a property and casualty insurance company. Mr. Jeremy B. Ford has worked in the financial services industry for over twelve years, primarily focused on investments in and acquisitions of depository institutions and insurance and finance companies. He also is currently a director of First Acceptance Insurance Company, Inc., a subsidiary of the Company. Prior to becoming President and Chief Executive Officer of Hilltop, he was a principal of Ford Financial Fund, L.P., a private equity fund managed by Mr. Gerald J. Ford, the Company’s former Chairman of the Board of Directors who controls approximately 58% of our outstanding common stock. Jeremy B. Ford is the son of Gerald J. Ford. From 2004 to 2008, he worked for Diamond A-Ford Corporation, where he was involved in various investments made by a family limited partnership. Prior to that, he worked at the Company (prior to its acquisition of USAuto Holdings, Inc.), California Federal Bank, FSB (now Citigroup Inc.), and Salomon Smith Barney (now Citigroup Inc.). He has executive experience in operating a public insurance company, as well as in finance and strategic transactions.

FIRST ACCEPTANCE CORPORATION 10-K

Tom C. Nichols, 64, has served as a director of the Company since November 2005. Mr. Nichols has served as Chairman and Chief Executive Officer of Carlile Holdings, Inc., a bank holding company, and Carlile Bancshares, Inc. since March 2008. Mr. Nichols served as President and a director of First United Bancorp and Chairman, President and Chief Executive Officer of State National Bancshares, Fort Worth from October 1996 to March 2008. Mr. Nichols previously served as President of Ford Bank Group and as a director of United New Mexico Financial Corporation. Mr. Nichols has executive experience in strategic planning, management and finance.

Lyndon L. Olson, Jr., 64, has served as a director of the Company since August 2004. Since June 2011, Mr. Olson has served as a chairman of Hill+Knowlton Strategies, New York and Sweden, a global public relations company. Mr. Olson served as a senior advisor to Citigroup, Inc., serving as a consultant to senior management, from 2001 until 2008. Mr. Olson served as United States Ambassador to Sweden from 1998 until 2001. From 1990 to 1998, Mr. Olson served with Citigroup as President and Chief Executive Officer of Travelers Insurance Group Holdings, Inc. and Associated Madison Companies, Inc. Prior to joining Citigroup, Mr. Olson served as President of the National Group Corporation and Chief Executive Officer of its National Group Insurance Company. Mr. Olson has executive experience in strategic planning, management, insurance regulatory compliance and finance, with particular emphasis on the insurance industry.

William A. Shipp, Jr., 59, has served as a director of the Company since August 2004. Mr. Shipp has been principal of W.A. Shipp, Jr. & Co., a financial advisory firm, since July 1995 and has served as Treasurer/Secretary of the Jack C. Massey Foundation since July 1999. From December 1983 to June 1995, Mr. Shipp served as Vice President of Massey Investment Company. Prior to joining Massey Investment Company, Mr. Shipp worked for more than eight years in various audit and tax capacities for Ernst & Young LLP. Mr. Shipp is a certified public accountant. Mr. Shipp has experience in accounting, finance and investments.

Executive Officers

The following table sets forth certain information concerning our current executive officers.

Name	Age	Position
Mark A. Kelly	43	Interim Chief Executive Officer and President
John R. Barnett	45	Senior Vice President of Finance
Daniel L. Walker	48	Senior Vice President – Operations
Keith E. Bornemann	39	Vice President and Corporate Controller

Mark A. Kelly has served as our interim President since March 2011 and our interim Chief Executive Officer since December 2011. Mr. Kelly has 20 years of banking and lending experience. Prior to being named interim President of the Company, Mr. Kelly was a Vice President of Ford Financial Fund, L.P., a private equity fund managed by Gerald J. Ford. Prior to that, Mr. Kelly held the position of Senior Vice President – Credit and Risk Management with Triad Financial SM, LLC (“Triad”). From 2002 to 2007, Mr. Kelly worked with Hunter’s Glen/Ford, Ltd., an equity holder and managing partner of Triad. From 1994 to 2002, he served as Executive Vice President and Chief Financial Officer of Auto One Acceptance Corporation (a subsidiary of California Federal Bank, FSB). Mr. Kelly is currently a director of American Bank, N.A. On September 22, 2006, Mr. Kelly and the Securities and Exchange Commission entered into a Judgment and Order of Dismissal stemming from allegations of tipper liability for insider trading conducted by others. The Judgment and Order of Dismissal did not contain any prohibition on his service in any industry, including for any length of time, and did not require him to pay any fines or penalties to the Securities and Exchange Commission.

John R. Barnett has served as our Senior Vice President of Finance since May 2011. Mr. Barnett served as our Vice President of Planning and Analysis from March 2009 to May 2011 and Director of Financial Planning and Analysis from May 2007 to March 2009. Prior to joining the Company, Mr. Barnett was employed with Anheuser-Busch for eight years, most recently serving as Senior Manager, Planning and Analysis.

Daniel L. Walker has served as our Senior Vice President – Operations since October 2007 having responsibilities for both claims and underwriting. Mr. Walker served as our Senior Vice President – Claims from July 2007 to October 2007 and Vice President – Claims from March 2007 to July 2007. He has over 20 years claims experience, and served as Chief Claim Officer for Canal Insurance Company from August 2002 to March 2007.

FIRST ACCEPTANCE CORPORATION 10-K

Keith E. Bornemann has served as Vice President and Corporate Controller of the Company since November 2008 and Corporate Controller of the Company from February 2008 to November 2008. Mr. Bornemann served as Assistant Controller of the Company from January 2007 to February 2008. He has over 15 years of accounting, finance and internal audit experience, and was employed from January 2005 to January 2007 by Sachem, Inc., a privately-held global manufacturing company, where he was Manager of Finance and Internal Audit. From July 1995 to December 2004, Mr. Bornemann was employed with Ernst & Young LLP, most recently as an Audit Senior Manager.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines that outline the composition, operations and responsibilities of the Board of Directors. The Nominating and Corporate Governance Committee has authority to review considerations relating to Board size and membership criteria and, with input from the Chairman and the other directors, is responsible for reviewing the skills and characteristics required of directors by legal, regulatory and business requirements applicable to our business. We do not have a formal policy with respect to the consideration of diversity in identifying nominees to serve as a director, but the Nominating and Corporate Governance Committee seeks to nominate persons with a diversity of experience and perspective who will contribute knowledge, experience and skills to the Board of Directors in areas that are important to the Company.

Our bylaws provide maximum flexibility to the Board of Directors in choosing a Chairman of the Board and a Chief Executive Officer. The bylaws provide that such offices may be held by different people or the same person, as determined by the Board. This flexibility allows the Board to determine whether it is in the best interest of the Company and our stockholders to combine the roles of Chief Executive Officer and Chairman of the Board in the same person. We currently have a non-employee director serving as our Chairman of the Board and the Board of Directors believes that the separation of the roles of Chairman of the Board and Chief Executive Officer enhances the Board’s oversight of the Company and our management, results in a greater role for the Board of Directors in setting the Board’s agenda and establishing Board priorities and procedures, and improves the ability of the Board to carry out its roles and responsibilities on behalf of our stockholders.

The Corporate Governance Guidelines require that at least a majority of the members of the Board be independent, as defined by applicable law and the standards of the New York Stock Exchange. The Board has determined that each of Messrs. Bobbitt, Cash, Nichols, Olson and Shipp are “independent” within the meaning of the rules of the New York Stock Exchange as currently in effect. The Corporate Governance Guidelines also require that all of the members of the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board be independent. A copy of our Corporate Governance Guidelines may be found on the corporate governance page of our website at www.acceptanceinsurance.com, and we will send a written copy of our Corporate Governance Guidelines to any stockholder who requests a copy by delivering written notice to Investor Relations, First Acceptance Corporation, 3813 Green Hills Village Drive, Nashville, Tennessee 37215.

Stockholders and all other interested parties may send communications to the Chairman of the Board at 3813 Green Hills Village Drive, Nashville, Tennessee 37215.

Board Committees

The Board of Directors has standing Audit, Compensation, Nominating and Corporate Governance and Investment Committees. A copy of the charter for each committee may be found on the corporate governance page of our website at www.acceptanceinsurance.com and is available to any stockholder who requests a copy by delivering written notice to Investor Relations, First Acceptance Corporation, 3813 Green Hills Village Drive, Nashville, Tennessee 37215.

Audit Committee. We have a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The principal functions of the Audit Committee are (i) to oversee our accounting and financial reporting processes and audits of our financial statements; (ii) to engage or discharge our independent registered public accounting firm; (iii) to review the nature and scope of the audit, including, but not limited to, a determination of the effectiveness of the audit effort through meetings held at least annually with independent auditors, and a determination through discussion with the auditors that no unreasonable restrictions were placed on the scope or implementation of their examinations; (iv) to oversee and review the

FIRST ACCEPTANCE CORPORATION 10-K

independence, qualifications and performance of the auditors; (v) to pre-approve all auditing and non-auditing services to be provided by our independent registered public accounting firm; (vi) to review our financial statements and disclosures in our periodic reports with management and our independent registered public accounting firm; (vii) to review our policies with respect to risk assessment, risk management and the quality and adequacy of our internal controls and processes through discussions with, and reports from, our independent registered public accounting firm and management; (viii) to establish procedures for handling any complaints relating to accounting, internal controls or auditing matters and to ensure that such complaints are treated confidentially and anonymously; (ix) to review material changes in accounting and reporting principles and practices and discuss with management and outside auditors the selection, application and disclosure of critical accounting policies and practices used in our financial statements; (x) to retain, at our expense, outside counsel, auditors or other experts, consultants or advisors as it deems necessary or appropriate in the performance of its duties; and (xi) to report to the full Board of Directors on the results of its reviews. The Audit Committee operates under a written charter adopted by the full Board of Directors. Members of the Audit Committee are Messrs. Bobbitt, Nichols and Shipp, all of whom are independent directors. Mr. Shipp is an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K.

Compensation Committee. The functions of the Compensation Committee include reviewing and approving the Company’s compensation policies, the compensation arrangements for senior management and directors, the compensation and benefit plans in which officers and directors are eligible to participate, and awards under (and otherwise administering) such plans. The Compensation Committee operates under a written charter adopted by the full Board of Directors. Members of the Compensation Committee are Messrs. Cash, Nichols and Olson, all of whom are independent directors.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for identifying qualified individuals to serve as directors; reviewing the qualifications of incumbent directors and those candidates proposed by a director, executive officer or stockholder; making recommendations to the full Board of Directors regarding such candidates; recommending the candidates that will serve on the various committees of the Board; reviewing Board composition; and reviewing the management succession plan of the Company.

When determining whether to nominate a current director to be reelected as a director, the Nominating and Corporate Governance Committee must review the performance of the director during the prior year using performance criteria established by the Nominating and Corporate Governance Committee which, at a minimum, shall include:

•	attendance at Board and Committee meetings;

•	preparedness for Board and Committee meetings;

•	quality of objectivity in exercising business judgment;

•	participation at Board and Committee meetings; and

•	candor toward other directors, management and professionals retained by the Company.

The Nominating and Corporate Governance Committee has no specifically defined process for identifying and evaluating nominees, but it seeks to identify potential candidates for membership on the Board through conversations with members of the Board, senior management and other constituencies. The Nominating and Corporate Governance Committee may from time to time engage a third party to identify or evaluate or assist in identifying or evaluating potential nominees. The Nominating and Corporate Governance Committee is also responsible for reviewing the qualifications and performance of incumbent directors to determine whether to recommend them to the Board of Directors as nominees for re-election.

The Nominating and Corporate Governance Committee also considers nominees proposed by our stockholders in accordance with the provisions contained in our bylaws and certificate of incorporation. Nominations made by stockholders must be made by written notice setting forth the information required by our bylaws and certificate of incorporation received by the secretary of the Company at least 60 days in advance of the annual meeting of stockholders, or (if later) within ten days after the first public notice of that meeting is sent to stockholders. Stockholders may propose nominees for consideration by the Nominating and Corporate Governance Committee by submitting the names and supporting information to: Investor Relations, First Acceptance Corporation, 3813 Green Hills Village Drive, Nashville, Tennessee 37215.

FIRST ACCEPTANCE CORPORATION 10-K

In addition, the Nominating and Corporate Governance Committee is responsible for reviewing and recommending corporate governance policies for the Company; reviewing potential conflicts of interest involving directors or executive officers of the Company; evaluating Board performance, including the effectiveness of current Board policies and practices; and reviewing any regulatory requirements relating to the continuing education of directors. The Nominating and Corporate Governance Committee operates under a written charter adopted by the full Board of Directors. Members of the Nominating and Corporate Governance Committee are Messrs. Bobbitt, Cash and Shipp, all of whom are independent directors.

Investment Committee. The Investment Committee is responsible for, among other things, reviewing investment policies, strategies and programs; reviewing the procedures that we utilize in determining that funds are invested in accordance with policies and limits approved by the Investment Committee; and reviewing the quality and performance of our investment portfolios and the alignment of asset duration to liabilities. Members of the Investment Committee are Messrs. Bobbitt, Edwards and Shipp.

The Board’s Role in Risk Oversight

The Board, as a whole and also through its standing committees, has an active role in overseeing management of the Company’s risks. The Board and its committees review material operational, financial, compensation and compliance risks with our senior management. The Compensation Committee is responsible for overseeing the management of risks related to our compensation arrangements. The Audit Committee oversees management of financial risks, as well as our policies with respect to risk assessment and risk management. The Nominating and Corporate Governance Committee oversees our corporate compliance programs and manages risks associated with the independence of our directors. Members of our management report directly to the Board or the appropriate committee. The directors then use this information to understand, identify, manage and attempt to mitigate risks.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that outlines the principles, policies and laws that govern our activities and establishes guidelines for professional conduct in the workplace. The Code of Business Conduct and Ethics includes provisions relating to ethical conduct, conflicts of interest, compliance with law and internal reporting of violations of the code. The Code of Business Conduct and Ethics applies to directors as well as executive officers and other employees. Every employee is required to read and certify that he or she has read and understands, and will comply with, the Code of Business Conduct and Ethics. A copy of our Code of Business Conduct and Ethics may be found on the corporate governance page of our website at www.acceptanceinsurance.com, and we will send a written copy of our Code of Business Conduct and Ethics to any stockholder who requests a copy by delivering written notice to Investor Relations, First Acceptance Corporation, 3813 Green Hills Village Drive, Nashville, Tennessee 37215. We intend to disclose amendments to or waivers from the Code of Business Conduct and Ethics for the benefit of our executive officers or directors, if any, on our web site at www.acceptanceinsurance.com.

FIRST ACCEPTANCE CORPORATION 10-K

Item 11.	Executive Compensation

Change in Fiscal Year

As previously announced, on November 15, 2011, our Board of Directors approved a change in fiscal year end from June 30 to December 31, effective December 31, 2011. As a result of this change, this Annual Report on Form 10-K is a transition report and includes compensation information for the six-month transition period from July 1, 2011 to December 31, 2011 (the “Transition Period”).

Director Compensation

Each non-employee director receives an annual retainer of $20,000, payable in equal, quarterly installments in arrears. The Chairman of the Audit Committee of the Board of Directors receives an additional annual retainer of $5,000, payable in equal, quarterly installments in arrears. Non-employee directors also receive a fee of $2,000 for each Board of Directors meeting attended and $1,000 for each Board committee meeting attended. In addition, non-employee directors other than Messrs. Edwards, Gerald J. Ford and Thomas M. Harrison, Jr. receive an award pursuant to the Amended and Restated First Acceptance Corporation 2002 Long Term Incentive Plan of 1,000 shares of restricted stock on the date of each annual meeting of our stockholders. The restricted stock is subject to forfeiture if the director ceases to serve as a director of the Company during the period of six months following the date of the award, subject to certain exceptions.

The following table summarizes information with respect to the compensation paid to the members of our Board in the Transition Period.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Rhodes R. Bobbitt	22,000	1,250	23,250
Harvey B. Cash	19,000	1,250	20,250
Donald J. Edwards	18,000	—	18,000
Gerald J. Ford (2)	13,500	—	13,500
Jeremy B. Ford (2)	4,500	—	4,500
Thomas M. Harrison, Jr. (3)	16,000	—	16,000
Thomas C. Nichols	19,000	1,250	20,250
Lyndon L. Olson, Jr.	17,000	1,250	18,250
William A. Shipp, Jr.	24,500	1,250	25,750

(1)	Represents the proportionate amount of the total value of stock awards to directors recognized as an expense during the Transition Period for financial accounting purposes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, disregarding for this purpose estimated forfeitures relating to service-based vesting conditions. Compensation expense is equal to the grant date fair value of the stock awards using the closing price for the Company’s common stock on the New York Stock Exchange on the date of grant ($1.25). As of December 31, 2011, there were 2,000 unvested stock awards held by our non-employee directors.
(2)	On October 6, 2011, Mr. Gerald J. Ford notified the Board of Directors of First Acceptance Corporation that he would not stand for re-election at the 2011 annual meeting of stockholders on November 15, 2011. Following the 2011 Annual Meeting of Stockholders on November 15, 2011, the Board of Directors of the Company appointed Jeremy B. Ford as Chairman of the Board of the Company.
(3)	On December 21, 2011, Mr. Thomas M. Harrison, Jr. resigned from all positions with the Company, including as a director of the Company.

FIRST ACCEPTANCE CORPORATION 10-K

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based upon such review and discussions, the Compensation Committee, composed of Messrs. Cash, Nichols and Olson, recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE
Harvey B. Cash
Tom C. Nichols
Lyndon L. Olson, Jr.

Compensation Discussion and Analysis

Overview of Compensation Process. The Compensation Committee of our Board of Directors is responsible for establishing the compensation arrangements for our employees, including our executive officers, and reviewing and making recommendations to the full Board of Directors regarding non-employee director compensation. The Compensation Committee is also responsible for the administration of our stock incentive plans and other compensation plans in which our employees participate. It is the responsibility of the Compensation Committee to determine whether, in its judgment, our executive compensation policies are reasonable and appropriate, meet the stated objectives of those policies and effectively serve our best interests and the best interests of our stockholders. Each member of the Compensation Committee is an “independent director” as defined under the applicable rules of the New York Stock Exchange and our Corporate Governance Guidelines, a “non-employee director” as defined in Rule 16b-3 of the rules promulgated under the Securities Exchange Act of 1934, and an “outside director” for the purposes of the Internal Revenue Code of 1986, in each case as determined by our Board of Directors.

The Compensation Committee reviews our compensation policies on an annual basis and the compensation of individual executives is reviewed annually in light of the compensation policies for that year. In setting and reviewing executive compensation, in addition to corporate performance, the Compensation Committee believes it is appropriate to consider the level of experience and responsibilities of each executive, as well as the personal contributions a particular individual may make to the corporate enterprise. No relative weight is assigned to quantitative or qualitative factors considered by the Compensation Committee in reaching its decisions. The Company did not engage a compensation consultant or engage in benchmarking of comparable companies in determining the compensation of its executive officers during the Transition Period.

Role of Executive Officers in Compensation Decisions. The Compensation Committee makes all decisions regarding the compensation of our executive officers. The Compensation Committee annually evaluates the performance of our executive officers, and our interim chief executive officer and president provides the Compensation Committee with his assessment of the performance of our executive officers other than themselves. Decisions regarding the compensation of employees other than our executive officers are made by our interim chief executive officer and president in consultation with other members of management.

What Is Our Philosophy of Executive Officer Compensation?

The Compensation Committee believes that the primary objectives of our executive compensation policies should be:

•

To attract and retain talented executives by providing compensation that is, overall, competitive with the compensation provided to executives at companies of comparable position in our industry, while maintaining compensation within levels that are consistent with our annual budget, financial objectives and operating performance;

•	To provide appropriate incentives for executives to work toward the achievement of our annual financial performance and business goals; and

•

To align the interests of executives with those of our stockholders and the long-term interests of the Company by providing long-term incentive compensation in the form of stock options, restricted stock or other equity-based long-term incentive compensation.

FIRST ACCEPTANCE CORPORATION 10-K

The Compensation Committee is committed to a strong link between our financial and strategic objectives and our compensation and benefit practices. It is the Committee’s objective to have a substantial portion of each executive officer’s compensation contingent upon our performance, as well as upon his or her individual performance. Accordingly, the Compensation Committee’s compensation philosophy for an executive officer emphasizes an overall analysis of the executive’s performance for the prior year, his or her projected role and responsibilities, required impact on execution of our strategy, total cash and equity compensation internally, and other factors the Compensation Committee deems appropriate.

Elements of 2011 Executive Compensation. Overall, our executive compensation program is designed to be consistent with the objectives and principles set forth above. For calendar 2011, the principal components of compensation for our executive officers were:

Base Salary. We provide executive officers with base salaries to compensate them for services provided during the year. The base salaries of our executive officers are generally established by the terms of employment agreements between the Company and those executives. These employment agreements provide for a minimum base salary, adjusted for such increases as the Compensation Committee shall determine to be appropriate. The Compensation Committee generally reviews the base salaries of our executive officers on an annual basis. In determining whether an increase in base compensation for the executive officers is appropriate, the Compensation Committee considers the performance of the Company and the executive officer during the prior year, the executive officers’ level of base salary relative to other executive officers of the Company, and the recommendations of the chief executive officer and president. Based upon these factors, the Compensation Committee approved base salaries for our named executive officers for calendar years 2011 and 2010 as follows.

Name	2011 Base Salary ($)	2010 Base Salary ($)
Mark A. Kelly	400,000	—
Daniel L. Walker	240,000	240,000
John R. Barnett	210,000	175,000
Keith E. Bornemann	160,000	160,000
Stephen J. Harrison(1)	500,000	500,000
Edward L. Pierce (2)	400,000	400,000
Kevin P. Cohn (3)	250,000	250,000

(1)	Mr. Harrison served as our Chief Executive Officer until December 23, 2011.
(2)	Mr. Pierce served as our President until March 25, 2011.
(3)	Mr. Cohn served as our Senior Vice President and Chief Financial Officer until March 9, 2011.

Cash Bonus. The Compensation Committee considers that compensation should be linked to operating performance. To achieve this link with regard to short-term performance, the Compensation Committee relies on cash bonuses awarded to our executive officers and other key employees. Pursuant to the terms of their employment agreements with the Company, the maximum total bonus award that Stephen J. Harrison, Daniel L. Walker, John R. Barnett and Keith E. Bornemann were eligible to receive for fiscal year 2011 was 100% of base salary for Mr. Harrison, 50% of base salary for Mr. Walker, 40% of base salary for Mr. Barnett, and 35% of base salary for Mr. Bornemann. The Compensation Committee did not use performance-based objectives or individual goals to determine bonuses for our executive officers for fiscal year 2011. All bonuses paid to our executive officers for fiscal year 2011 were determined by the Compensation Committee on a discretionary basis. In determining the cash bonuses to be paid to the executive officers for fiscal year 2011, the Compensation Committee considered the Company’s results of operations during the year and the Compensation Committee’s subjective determination of each executive officer’s individual performance during the year, including the performance of the area of the Company for which they have responsibility, individual leadership, and contribution to the Company as a whole. The Compensation Committee approved the following bonuses to our executive officers for fiscal year 2011: Mr. Walker, $48,000 (20% of base salary); Mr. Barnett, $33,600 (16% of base salary); and Mr. Bornemann, $22,400 (14% of base salary). The cash bonuses paid for fiscal year 2011 to the named executive officers are reflected in the Summary Compensation Table. There were no cash bonuses paid for the Transition Period to the named executive officers.

FIRST ACCEPTANCE CORPORATION 10-K

Equity Awards. Equity awards, including stock options and restricted common stock (“restricted stock awards”), are the principal vehicle for payment of long-term compensation for our executive officers. The Compensation Committee believes stock-based incentive compensation should be structured so as to closely align the interests of the executive officers with the interests of our stockholders. All equity awards are granted pursuant to incentive plans approved by our stockholders. The Compensation Committee determines the equity award grants to the executive officers and takes into account the recommendations of the chief executive officer and president prior to approving awards of stock-based incentive compensation. Equity awards are granted in part to reward the senior executives for their long-term strategic management of the Company, and to motivate the executives to improve stockholder value. The Compensation Committee may also grant an award to an executive officer upon the commencement of his or her employment with the Company or upon a change in his or her duties or responsibilities with the Company. There were no stock awards granted during fiscal 2011 or the Transition Period to the named executive officers.

401(k) Plan. The Company maintains a 401(k) plan that provides for a matching contribution by the Company of 100% of the participant’s voluntary salary contributions of the first 3% of the participant’s salary contributed by the participant, plus 50% of the next 2% of salary, up to the maximum voluntary salary contribution established by the U.S. Department of Labor.

Elements of 2012 Executive Compensation Plan. For calendar 2012, the principal components of compensation for our executive officers are:

Base Salary. Consistent with the prior stated objectives of the base salary component of executive compensation, for 2012, the Compensation Committee determined to maintain the base salaries of the named executive officers.

Cash Bonus and Equity Awards. On September 7, 2011, the Compensation Committee adopted the 2012 Management Bonus Program, which is consistent with the previously stated objectives of the cash bonus and equity award components of executive compensation. For non-senior executive officers and key employees, 50% of their respective bonus potential is subject to the Company achieving its financial pre-tax income projections for the twelve-months ending June 30, 2012. The remainder is based on specific management business objectives set forth for that particular participant. For senior executive officers, certain financial performance metric targets, including premiums written, claims loss and loss adjustment expense ratios, net expense ratio and pre-tax income, have been approved as benchmarks for use by the Compensation Committee to evaluate the performance of the particular senior executive officer and determination of their respective bonus payout.

The following fixed bonus percentages will be followed for our named executive officers:

Name	Position	Target Bonus % of Base Salary(1)
Mark A. Kelly	Interim Chief Executive Officer and President	75%
John R. Barnett	Senior Vice President of Finance	50%
Daniel L. Walker	Senior Vice President – Operations	50%
Keith E. Bornemann	Vice President and Corporate Controller	35%

(1)	Bonus payouts greater than 50% of bonus potential will be in the form of equity grants. All equity award grants are subject to prior approval of the Compensation Committee.

Perquisites and Other Benefits. The Company does not generally provide material perquisites that are not, in the Compensation Committee’s view, integrally and directly related to the executive officers’ duties. Our executive officers participate in broad-based benefit programs that are generally available to our salaried employees, including health, dental, disability and life insurance programs.

Benefits Upon Termination of Employment. We have employment agreements with our executive officers. These agreements generally provide that if the executive is terminated without cause or resigns for good reason (as defined in the employment agreements), the executive will receive certain severance payments and benefits. The Compensation Committee believes that the severance provisions contained in the employment

FIRST ACCEPTANCE CORPORATION 10-K

agreements are an important element in attracting and retaining executive officers. See “Potential Payments Upon Termination or Change in Control” for information with respect to potential payments and benefits under these employment agreements and our other compensation arrangements upon the termination of our executive officers.

Tax and Accounting Matters. Section 162(m) of the Internal Revenue Code of 1986, enacted as part of the Omnibus Budget Reconciliation Act of 1993, generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to the chief executive officer and the four other most highly compensated executive officers. Under Internal Revenue Service regulations, qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Compensation Committee expects to continue to monitor the application of Section 162(m) to executive compensation and will take appropriate action if it is warranted in the future. We operate our compensation programs with the intention of complying with Section 409A of the Internal Revenue Code of 1986.

Employment Agreements

We have employment agreements with each of our named executive officers, except for our interim President. The employment agreements provide for a minimum base salary, adjusted for such increases as the Compensation Committee determines to be appropriate. The employment agreements provide that the Company will employ the executive until the executive’s termination of employment with the Company. In the event the executive’s employment with the Company is terminated for any reason, including termination by the Company for or without cause, resignation by the executive for or without good reason, or the executive’s death or disability, he will be entitled to receive his accrued but unpaid base salary, bonus and vacation pay through the effective date of termination, and unreimbursed employment-related expenses. In the event the executive’s employment with the Company is terminated by the Company for “cause” (as defined under “Potential Payments Upon Termination or Change in Control”) or by the executive without “good reason” (as defined under “Potential Payments Upon Termination or Change in Control”), the Company shall have no further obligations under the employment agreement. In the event the executive’s employment with the Company is terminated by the Company without cause, by the executive for good reason, or as the result of death or disability or in connection with a change in control (as defined under “Potential Payments Upon Termination or Change in Control”), the employment agreement provides that the executive will be entitled to severance payments and benefits as described below under “Potential Payments Upon Termination or Change in Control.” Payment of the severance payments and benefits generally is conditioned upon the executive’s compliance with other provisions of his employment agreement, which include limitations upon his use and disclosure of confidential information, solicitation of employees, interference with the Company’s business opportunities and an obligation not to compete with the business of the Company for a specified period following termination of employment.

Compensation Risk Assessment

The Compensation Committee has reviewed our compensation plans and policies to determine whether they encourage excessive or inappropriate risk-taking by our employees, including our named executive officers. This assessment included a review of our business and the design of our incentive plans and policies. Our compensation arrangements include base salaries at levels that the Compensation Committee believes provides employees with a steady income so that they are not encouraged to focus on short-term performance criteria to the detriment of other important Company measures. The performance measures used in our incentive-based compensation arrangements are based primarily upon Company measures, which we believe encourages executives and other employees to focus on overall corporate performance rather than individual performance or the performance of a specific part of our business, provide for payments based upon multiple levels of performance, and are capped at a specified percentage of annual salary. Based upon its review, the Compensation Committee has determined that our compensation plans and policies, taken as a whole, are not reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

During the Transition Period, the Compensation Committee of the Board of Directors was composed of Messrs. Cash, Nichols and Olson. None of these persons has at any time been an officer or employee of the Company or any of its subsidiaries. In addition, there are no relationships among our executive officers, members of the Compensation Committee or entities whose executives serve on the Board of Directors or the Compensation Committee that require disclosure under applicable SEC regulations.

FIRST ACCEPTANCE CORPORATION 10-K

Summary Compensation Table – Fiscal Years 2009 - 2011

The following table sets forth compensation for the Transition Period and the years ended June 30, 2011, 2010 and 2009 earned by (i) our chief executive officer, (ii) our chief financial officer, and (iii) our three next highest paid executive officers, who were either serving in such capacities on December 31, 2011 or during the Transition Period, or are reportable pursuant to applicable SEC regulations.

Name and Principal Position	Year		Salary ($)		Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Mark A. Kelly	2011	(1)	200,000		—	—	—	—	42,393	(5)	242,393
Interim Chief Executive Officer and President	2011		133,333	(4)	—	—	—	—	25,056		158,389

John R. Barnett	2011	(1)	105,000		—	—	—	—	3,094	(6)	108,094
Senior Vice President of Finance	2011		182,292		33,600	—	—	—	7,071		222,963

Daniel L. Walker	2011	(1)	120,000		—	—	—	—	5,800	(6)	125,800
Senior Vice President -	2011		240,000		48,000	—	—	—	4,000		292,000
Operations	2010		240,000		85,000	—	—	—	—		325,000
	2009		223,750		41,597	86,668	—	50,903	—		402,918

Keith E. Bornemann	2011	(1)	80,000		—	—	—	—	4,096	(6)	84,096
Vice President and Corporate	2011		160,000		22,400	—	—	—	7,620		190,020
Controller	2010		160,000		30,500	6,186	—	—	8,280		204,966
	2009		147,500		21,187	34,665	—	25,813	6,001		235,166

Stephen J. Harrison (6)	2011	(1)	240,385		—	—	—	—	800	(6)	241,185
Former Chief Executive Officer	2011		500,000		—	—	—	—	9,800		509,800
	2010		500,000		120,000	44,969	—	—	9,800		674,769
	2009		500,000		—	95,143	—	225,000	9,500		829,643

(1)	Refers to the Transition Period from July 1, 2011 to December 31, 2011.
(2)	Represents the aggregate grant date fair value of restricted stock awards granted during each respective fiscal period computed in accordance with FASB ASC 718. Aggregate compensation expense is equal to the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant multiplied by the number of shares of restricted stock granted.
(3)	Represents the aggregate grant date fair value of option awards granted during each respective fiscal period computed in accordance with FASB ASC 718. Aggregate compensation expense is equal to the grant date fair value of the options estimated using the Black-Scholes option pricing model. See Note 5 to our consolidated financial statements in our Annual Report on Form 10-K for the Transition Period from July 1, 2011 to December 31, 2011 for the assumptions made in determining option values.
(4)	Represents an annual salary of $400,000, prorated for service from March 2011 to June 2011.
(5)	Represents perquisite amounts paid by the Company for housing and auto costs in Nashville and travel costs between his permanent residence and Nashville.
(6)	Represents the matching amounts paid by the Company under our 401(k) Plan.
(7)	Mr. Stephen J. Harrison served as our Chief Executive Officer until December 23, 2011. Pursuant to the terms of his Separation Agreement, Mr. Stephen J. Harrison resigned from all positions held with the Company and all compensation and benefits ceased as of December 23, 2011.

Grants of Plan-Based Awards – Transition Period

During the Transition Period, none of our named executive officers were granted an equity award.

FIRST ACCEPTANCE CORPORATION 10-K

Outstanding Equity Awards at Fiscal Year-End – Transition Period

The following table sets forth information concerning outstanding equity awards held by our named executive officers at December 31, 2011.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
John R. Barnett	24,000	16,000	(1)	3.04	3/18/18	14,561	(2)	19,803	(3)
						4,046	(4)	5,503	(3)

Daniel L. Walker	60,000	40,000	(1)	3.04	3/18/18	20,801	(2)	28,289	(3)

Keith E. Bornemann	21,000	14,000	(1)	3.04	3/18/18	8,320 1,884	(2) (4)	11,315 2,562	(3) (3)

(1)	Messrs. Barnett, Walker and Bornemann were granted an option to purchase 40,000, 100,000 and 35,000 shares, respectively, on March 18, 2008. The options vest in equal 20% installments over a five-year period beginning on the first anniversary of the date of grant.
(2)	The Company issued 24,267, 34,667 and 13,866 restricted shares to Messrs. Barnett, Walker and Bornemann, respectively, on February 10, 2009. Pursuant to the restricted stock award agreements, the shares vest in equal installments over a five-year period beginning on the first anniversary of the date of grant. Unvested restricted stock will become fully exercisable under certain circumstances, including termination of employment of Messrs. Barnett, Walker or Bornemann, as applicable, as described within the “Potential Payments Upon Termination or Change in Control” section.
(3)	Market value based on a closing share price of $1.36 for the Company’s Common Stock on the New York Stock Exchange on December 31, 2011.
(4)	The Company issued 6,742 and 3,140 restricted shares to Messrs. Barnett and Bornemann, respectively, on November 18, 2009. Pursuant to the restricted stock award agreements, the shares vest in equal installments over a five-year period beginning on the first anniversary of the date of grant. Unvested restricted stock will become fully exercisable under certain circumstances, including termination of employment of Messrs. Barnett or Bornemann, as described within the “Potential Payments Upon Termination or Change in Control” section.

FIRST ACCEPTANCE CORPORATION 10-K

Option Exercises and Stock Vested – Transition Period

The following table sets forth information concerning each equity award held by a named executive officer that vested in the Transition Period. No awards were exercised during the Transition Period.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
John R. Barnett	—	—	1,348	(1)	1,550	(2)
Keith E. Bornemann	—	—	628	(3)	722	(2)
Stephen J. Harrison	—	—	5,707	(4)	6,563	(2)

(1)	The Company issued 24,267 and 6,742 restricted shares to Mr. Barnett on February 10, 2009 and November 18, 2009, respectively. Pursuant to the restricted stock award agreement, of the 24,267 shares issued on February 10, 2009, 4,853 shares vested on each of February 10, 2010 and 2011 and of the 6,742 shares issued on November 18, 2009, 1,348 shares vested on each of November 18, 2010 and 2011 while the remaining unvested shares will vest in equal 20% installments on each anniversary of the date of grant. Unvested restricted stock will vest under certain circumstances, including termination of employment of Mr. Barnett, as described within the “Potential Payments Upon Termination or Change in Control” section.
(2)	Value realized on vesting based on a closing share price of $1.15 for the Company’s Common Stock on the New York Stock Exchange on November 18, 2011.
(3)	The Company issued 13,866 and 3,140 restricted shares to Mr. Bornemann on February 10, 2009 and November 18, 2009, respectively. Pursuant to the restricted stock award agreement, of the 13,866 shares issued on February 10, 2009, 2,773 shares vested on each of February 10, 2010 and 2011 and of the 3,140 shares issued on November 18, 2009, 628 shares vested on each of November 18, 2010 and 2011 while the remaining unvested shares will vest in equal 20% installments on each anniversary of the date of grant. Unvested restricted stock will vest under certain circumstances, including termination of employment of Mr. Bornemann, as described within the “Potential Payments Upon Termination or Change in Control” section.
(4)	The Company issued 22,827 restricted shares to Mr. Stephen J. Harrison on November 18, 2009. Pursuant to the restricted stock award agreement, of the 22,827 shares issued on November 18, 2009, 5,706 shares vested on November 18, 2010 and 5,707 shares vested on November 18, 2011. Effective December 23, 2011, pursuant to the terms of his Separation Agreement, all of Mr. Stephen J. Harrison’s unvested restricted stock were forfeited.

Potential Payments Upon Termination or Change in Control

Certain of the Company’s named executive officers are subject to written employment agreements that set forth the consideration payable to such named executive officers in connection with the termination of their employment. Payments of these amounts generally are conditioned upon the named executive officer’s compliance with the other provisions of his employment agreement, which include limitations upon his use and disclosure of confidential information, solicitation of employees, interference with the Company’s business opportunities and an obligation not to compete with the business of the Company for a specified period following termination of employment. In addition, the stock award agreements to which each of the named executive officers is a party include certain provisions that address the rights of the named executive officers upon termination.

Description of Potential Payments on Termination or Change in Control. The discussion below outlines the amount of compensation payable to those named executive officers of the Company with written employment agreements in the event of a termination of employment or following a change in control. Except as otherwise noted, the discussion below applies to each of the named executive officers.

FIRST ACCEPTANCE CORPORATION 10-K

Payments Made Upon Any Termination of Employment. Regardless of the manner in which a named executive officer’s employment with the Company is terminated, he will be entitled to receive the following amounts:

•	accrued but unpaid base salary through the effective date of termination;

•	accrued but unpaid bonus owed to the executive as of the date of termination;

•	accrued but unpaid vacation pay; and

•	unreimbursed employment-related expenses.

Payments Made Upon Termination of a Named Executive Officer for Cause. The Company may terminate each named executive officer for “cause,” which is defined as:

•	his conviction of a felony or a crime involving moral turpitude;

•	his act of dishonesty or fraud that has caused material harm to the Company;

•

his willful and continued failure to substantially perform duties and obligations under his employment agreement (other than any such failure resulting from incapacity due to physical or mental illness); or

•	his uncured gross negligence or willful misconduct.

If a named executive officer were terminated for cause, he would not be entitled to receive any amounts other than as listed under “Payments Made Upon Any Termination of Employment” above.

Payments Made Upon Resignation of a Named Executive Officer Without Good Reason. Each named executive officer may resign at any time. If his resignation were not for “good reason” (as defined below), he would not be entitled to receive any amounts other than as listed under “Payments Made Upon Any Termination of Employment” above.

The term “good reason” is defined in the named executive officers’ employment agreements as:

•	a reduction in the amount of the executive’s compensation in a manner that constitutes a breach of his employment agreement;

•	a material uncured breach of the Company’s obligations under the employment agreement;

•

an assignment of duties materially inconsistent with his position, duties, responsibilities and status with the Company, a reduction of his authority, a material change in his reporting responsibilities, titles or offices, or removal of him from any such positions (except in connection with the termination of his employment for cause, resignation of his employment other than for good reason or as a result of his death or disability); or

•	a requirement that he relocate his place of work to a location more than 50 miles from the Company’s current corporate headquarters.

Payments Made Upon Disability of a Named Executive Officer. In the event of a named executive officer’s “disability” (defined as executive’s incapacitation or other absence from his full-time duties for six consecutive months or for at least 180 days during any 12-month period, in either case as a result of a mental or physical illness or injury), he would be entitled to:

•	all amounts under “Payments Made Upon Any Termination of Employment” above.

In the event of a named executive officer’s “total and permanent disability” (as defined below), he would also be entitled to:

•	the immediate termination of all remaining restrictions set forth and relating to all restricted stock awards granted to him.

FIRST ACCEPTANCE CORPORATION 10-K

The term “total and permanent disability” is defined under the Amended and Restated First Acceptance Corporation 2002 Long Term Incentive Plan as a person being qualified for long-term disability benefits under the Company’s or one of its subsidiaries’ disability plans or insurance policies; or, if no such plan or policy is then in existence or if such person is not eligible to participate in such plan or policy, that the person is incapacitated and absent from his or her duties with the Company or any of its subsidiaries on a full time basis for a period of six (6) continuous months or for at least one hundred eighty (180) days during any twelve (12) month period as a result of mental or physical illness or physical injury, as determined in good faith by the Compensation Committee.

Payments Made Upon Death of a Named Executive Officer. In the event of a named executive officer’s death, his estate would be entitled to:

•	all amounts under “Payments Made Upon Any Termination of Employment” above; and

•	the immediate termination of all remaining restrictions set forth and relating to all restricted stock awards granted to him.

Payments Made Upon Retirement of a Named Executive Officer. In the event of a named executive officer’s retirement, he would be entitled to:

•	all amounts under “Payments Made Upon Any Termination of Employment” above; and

•	the immediate termination of all remaining restrictions set forth and relating to all restricted stock awards granted to him.

Payments Made Upon Termination Without Cause or Resignation for Good Reason. In the event of a named executive officer’s termination without cause or resignation for good reason, he would be entitled to:

•	all amounts under “Payments Made Upon Any Termination of Employment” above; and

•	the immediate termination of all remaining restrictions set forth and relating to all restricted stock awards granted to him.

In the event of Mr. Walker’s termination without cause or resignation for good reason, he would also be entitled to:

•

a payment equal to his then current base salary payable in regular installments through the first anniversary of termination or resignation (if the termination or resignation is in connection with a “change in control” (as defined below) of the Company and occurs within twelve (12) months of such change in control, then a payment equal to the product of his then current base salary, times 200 percent, is payable in one lump sum as of the effective date of the termination or resignation); and

•

participate through the first anniversary of termination or resignation in all employee health benefit programs made generally available to the Company’s employees (if termination or resignation is in connection with a change in control of the Company and occurs within twelve (12) months of such change in control, then participation through the second anniversary of termination or resignation in all employee health benefit programs made generally available to the Company’s employees).

In the event of Messrs. Barnett or Bornemann’s termination without cause or resignation for good reason, he would also be entitled to:

•

a payment equal to his then current base salary payable in regular installments through the first anniversary of termination or resignation (if the termination or resignation is in connection with a “change in control” (as defined below) of the Company and occurs within twelve (12) months of such change in control, then a payment equal to the product of his then current base salary, times 150 percent, is payable in one lump sum as of the effective date of the termination or resignation); and

•	participate through the first anniversary of termination or resignation in all employee health benefit programs made generally available to the Company’s employees.

FIRST ACCEPTANCE CORPORATION 10-K

The term “change in control” is defined under the Amended and Restated First Acceptance Corporation 2002 Long Term Incentive Plan as:

•

any consolidation, merger or share exchange of the Company in which the holders of a majority of the Company’s outstanding voting power prior to such transaction do not own at least a majority of the outstanding voting power of the Company or any successor thereto following such transaction;

•

any sale, lease, exchange or other transfer (excluding transfer by way of pledge or hypothecation) in one transaction or a series of related transactions, of all or substantially all of the assets of the Company;

•	the approval by the stockholders of the Company of any plan or proposal for the liquidation or dissolution of the Company;

•

the cessation of control (by virtue of their not constituting a majority of directors) of the Board by the individuals who (a) at July 1, 2002 were directors or (b) become directors after July 1, 2002 and whose election or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds of the directors then in office who were directors on July 1, 2002 or whose election or nomination for election was previously so approved; or

•

the acquisition of beneficial ownership (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934) of an aggregate of 50% or more of the voting power of the Company’s outstanding voting securities by any person or group (as such term is used in Rule 13d-5 under the Securities Exchange Act of 1934) who beneficially owned less than 50% of the voting power of the Company’s outstanding voting securities on July 1, 2002.

Provided, however, that notwithstanding the foregoing, an acquisition shall not constitute a change in control if the acquiror is (a) a trustee or other fiduciary holding securities under an employee benefit plan of the Company and acting in such capacity; (b) a subsidiary of the Company or a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of voting securities of the Company; or (c) in a Title 11 bankruptcy proceeding, the appointment of a trustee or the conversion of a case involving the Company to a case under Chapter 7.

Pursuant to the terms of each named executive officer’s nonqualified stock option agreement, upon the effective date of a change in control, all unvested options granted to him will immediately become fully vested and exercisable provided that he is employed by (or, if he is a consultant or an outside director, is providing services to) the Company or a subsidiary from the grant date to the effective date of the change in control.

Pursuant to the terms of each named executive officer’s restricted stock award agreement, upon the effective date of a change in control, all restrictions set forth and relating to such restricted stock awards granted to him will immediately be terminated.

Summary of Potential Payments on Termination or Change in Control. The following tables set forth the estimated benefits to which each named executive officer is entitled in the event that (i) the Company terminates the named executive officer without cause or the named executive officer resigns for good reason, (ii) the Company terminates the named executive officer without cause or the named executive officer resigns for good reason in connection with a change in control of the Company, or (iii) the Company terminates the named executive officer for cause or the named executive officer resigns without good reason, or as a result of disability, death or retirement of the named executive officer, assuming that the triggering event took place on and as of December 31, 2011.

FIRST ACCEPTANCE CORPORATION 10-K

Termination Without Cause or Resignation For Good Reason

Name	Bonus ($) (1)	Additional Severance Payment ($) (2)	Continued Benefit Plan Coverage ($) (3)	Accelerated Stock Option Vesting ($) (4)	Accelerated Restricted Stock Vesting ($) (5)	Total ($)
Mark A. Kelly	—	—	—	—	—	—
John R. Barnett	—	210,000	2,816	—	25,306	238,122
Daniel L. Walker	—	240,000	2,782	—	28,289	271,071
Keith E. Bornemann	—	160,000	2,782	—	13,877	176,659

(1)	The bonus amounts earned for the six months ended December 31, 2011 are not calculable as of the date of this report. Pursuant to the 2012 Management Bonus Program as adopted on September 7, 2011, for each named executive officer, certain financial performance metric targets have been approved as benchmarks for determination of their respective bonus award for the twelve-months ending June 30, 2012. The Company expects to be able to determine bonus payouts for the twelve-months ending June 30, 2012 by September 2012.
(2)	In the case of Messrs. Barnett, Walker and Bornemann, includes the receipt of the then current base salary.
(3)	Represents the estimated maximum aggregate amount of the named executive officer’s payable share of all medical, dental, health and disability insurance payables by the Company for the benefit of the named executive officer and members of his immediate family for the period of twelve (12) months after the termination date in the case of Messrs. Barnett, Walker and Bornemann; also includes the continuation of all employee health benefit programs generally available to similarly situated employees during the defined post-termination period.
(4)	Information regarding outstanding unexercisable options held by each named executive officer is set forth in the Outstanding Equity Awards at Fiscal Year-End table above. Stock options that have vested on an accelerated basis are exercisable within twelve (12) months, pursuant to the respective stock option agreement, following the date of the termination of service (which for purposes of this table is December 31, 2011). Consequently, the amounts included in this column represent the maximum profit the named executive officer would have received had he (i) exercised any of these options that were in-the-money and (ii) sold the underlying stock at $1.36 per share on December 31, 2011. All stock options held on December 31, 2011 that vested were out-of-the-money.
(5)	Market value based on a closing share price of $1.36 for the Company’s Common Stock on the New York Stock Exchange on December 31, 2011.

Termination Without Cause or Resignation for Good Reason Resulting From a Change in Control

Name	Bonus ($) (1)	Additional Severance Payment ($) (2)	Continued Benefit Plan Coverage ($) (3)	Accelerated Stock Option Vesting ($) (4)	Accelerated Restricted Stock Vesting ($) (5)	Total ($)
Mark A. Kelly	—	—	—	—	—	—
John R. Barnett	—	315,000	2,816	—	25,306	343,122
Daniel L. Walker	—	480,000	5,564	—	28,289	513,853
Keith E. Bornemann	—	240,000	2,782	—	13,877	256,659

(1)	The bonus amounts earned for the six months ended December 31, 2011 are not calculable as of the date of this report. Pursuant to the 2012 Management Bonus Program as adopted on September 7, 2011, for each named executive officer, certain financial performance metric targets have been approved as benchmarks for determination of their respective bonus award for the twelve-months ending June 30, 2012. The Company expects to be able to determine bonus payouts for the twelve-months ending June 30, 2012 by September 2012.
(2)	In the case of Mr. Walker, includes the receipt of an amount equal to their then current base salary times two (2). In the case of Messrs. Barnett and Bornemann, includes the receipt of an amount equal to their then current base salary times 150 percent.
(3)	Represents the estimated maximum aggregate amount of the named executive officer’s payable share of all medical, dental, health and disability insurance payables by the Company for the benefit of the named executive officer and members of his immediate family until the second anniversary of the date of termination of employment in the case of Mr. Walker, and for the period of twelve (12) months after the termination date in the case of Messrs. Barnett and Bornemann; also includes the continuation of all employee health benefit programs generally available to similarly situated employees during the defined post-termination period.
(4)	Information regarding outstanding unexercisable options held by each named executive officer is set forth in the Outstanding Equity Awards at Fiscal Year-End table above. Stock options that have vested on an accelerated basis are exercisable within twelve (12) months, pursuant to the respective stock option agreement, following the date of the termination of service (which for purposes of this table is December 31, 2011). Consequently, the amounts included in this column represent the maximum profit the named executive officer would have received had he (i) exercised any of these options that were in-the-money and (ii) sold the underlying stock at $1.36 per share on December 31, 2011. All stock options held on December 31, 2011 that vested were out-of-the-money.
(5)	Market value based on a closing share price of $1.36 for the Company’s Common Stock on the New York Stock Exchange on December 31, 2011.

FIRST ACCEPTANCE CORPORATION 10-K

Termination For Cause or Resignation Without Good Reason, or Resulting From Disability, Death or Retirement

Name	Bonus ($) (1)	Continued Benefit Plan Coverage ($)	Accelerated Stock Option Vesting ($) (2)	Accelerated Restricted Stock Vesting ($) (3)	Total ($)
Mark A. Kelly Cause or Resignation Without Good Reason Disability Death Retirement	— — — —	— — — —	— — — —	— — — —	— — — —
John R. Barnett Cause or Resignation Without Good Reason Disability Death Retirement	— — — —	— — — —	— — — —	— 25,306 25,306 25,306	— 25,306 25,306 25,306
Daniel L. Walker Cause or Resignation Without Good Reason Disability Death Retirement	— — — —	— — — —	— — — —	— 28,289 28,289 28,289	— 28,289 28,289 28,289
Keith E. Bornemann Cause or Resignation Without Good Reason Disability Death Retirement	— — — —	— — — —	— — — —	— 13,877 13,877 13,877	— 13,877 13,877 13,877

(1)	The bonus amounts earned for the six months ended December 31, 2011 are not calculable as of the date of this report. Pursuant to the 2012 Management Bonus Program as adopted on September 7, 2011, for each named executive officer, certain financial performance metric targets have been approved as benchmarks for determination of their respective bonus award for the twelve-months ending June 30, 2012. The Company expects to be able to determine bonus payouts for the twelve-months ending June 30, 2012 by September 2012.
(2)	Information regarding outstanding unexercisable options held by each named executive officer is set forth in the Outstanding Equity Awards at Fiscal Year-End table above. Stock options that have vested on an accelerated basis are exercisable within twelve (12) months, pursuant to the respective stock option agreement, following the date of the termination of service (which for purposes of this table is December 31, 2011). Consequently, the amounts included in this column represent the maximum profit the named executive officer would have received had he (i) exercised any of these options that were in-the-money and (ii) sold the underlying stock at $1.36 per share on December 31, 2011. All stock options held on December 31, 2011 that vested were out-of-the-money.
(3)	Market value based on a closing share price of $1.36 for the Company’s Common Stock on the New York Stock Exchange on December 31, 2011.

FIRST ACCEPTANCE CORPORATION 10-K

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the amount of our common stock beneficially owned by our current directors, director nominees, our named executive officers and our current directors and executive officers as a group. Except as indicated in the table, none of our stockholders beneficially owns more than 5% of our common stock. Except as otherwise indicated, all information is as of February 24, 2012. Except as otherwise indicated in the footnotes to this table, the address of each person listed below is c/o First Acceptance Corporation, 3813 Green Hills Village Drive, Nashville, Tennessee 37215.

Name	Outstanding Shares (1)		Acquirable Within 60 Days (2)	Percent of Class (3)
Gerald J. Ford	23,811,964	(4)	—	58.2%
Jeremy B. Ford	1,960,365	(5)	—	4.8%
Donald J. Edwards	536,666	(6)	3,725,678	9.5%
Rhodes R. Bobbitt	474,661		—	1.2%
Tom C. Nichols	52,500		—	*
William A. Shipp, Jr.	18,501		—	*
Harvey B. Cash	7,000		—	*
Lyndon L. Olson, Jr.	7,000		—	*
Mark A. Kelly	100,000		300,000	1.0%
John R. Barnett	23,373	(7)	32,000	*
Daniel L. Walker	32,954	(7)	80,000	*
Keith E. Bornemann	16,229	(7)	28,000	*
All current directors and executive officers as a group (12 persons)	25,080,848		4,165,678	64.9%

*	Represents less than 1% of our outstanding common stock.
(1)	The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority.
(2)	Reflects the number of shares that could be purchased by exercise of options exercisable on February 24, 2012 or within 60 days thereafter under our stock incentive plan.
(3)	Pursuant to the rules of the Securities and Exchange Commission (the “SEC”), shares of common stock that an individual owner has a right to acquire within 60 days pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the ownership of that owner, but are not deemed outstanding for the purpose of computing the ownership of any other individual owner. Likewise, the shares subject to options held by our directors and executive officers that are exercisable within 60 days are all deemed outstanding for the purpose of computing the percentage ownership of all executive officers and directors as a group.
(4)	Includes 19,019,653 shares owned through Hunter’s Glen/Ford Ltd. (“Hunter’s Glen”); 2,268,218 shares owned through Turtle Creek Revocable Trust (“Turtle Creek Trust”); and 1,960,365 shares owned by Jeremy B. Ford, Mr. Ford’s son. Because Mr. Ford is one of two general partners of Hunter’s Glen and the sole stockholder of Ford Diamond Corporation, a Texas corporation and the other general partner of Hunter’s Glen, Mr. Ford is considered the beneficial owner of the shares that Hunter’s Glen owns. Since Mr. Ford is trustee of Turtle Creek Trust, Mr. Ford is considered the beneficial owner of the shares that Turtle Creek Trust owns. Address: 200 Crescent Court, Suite 1350, Dallas, Texas 75201. See Footnote (5) below.
(5)	Excludes shares beneficially owned by Hunter’s Glen. Mr. Jeremy Ford is the beneficiary of a trust that owns approximately 46% of Hunter’s Glen. Mr. Jeremy Ford disclaims beneficial ownership of the shares owned by Hunter’s Glen, except to the extent of his pecuniary interest therein.
(6)	Address: Flexpoint Ford, LLC, 676 N. Michigan Avenue, Suite 3300, Chicago, Illinois 60611.
(7)	Includes 13,753, 13,867 and 7,431 shares of unvested restricted stock held by Messrs. Barnett, Walker and Bornemann, respectively.

FIRST ACCEPTANCE CORPORATION 10-K

Section 16(a) Beneficial Ownership Reporting Compliance

The federal securities laws require our directors and executive officers and persons who own more than 10% of our common stock to timely file with us and the SEC initial reports of ownership and reports of changes in ownership. Based solely upon a review of filings with the SEC and written representations that no other reports were required, we believe that all of our directors and officers complied during the Transition Period with their reporting requirements, except that Messrs. Stephen J. Harrison, our former Chief Executive Officer, and Bornemann, our Vice President and Corporate Controller, did not timely file a Form 4 reporting the delivery of 1,168 and 76 shares, respectively, to the Company to satisfy a tax liability upon the vesting of certain restricted stock.

Equity Compensation Plan Information

The following table summarizes information with respect to our equity compensation plans as of December 31, 2011.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	4,499,428	$3.06	3,051,255
Equity compensation plans not approved by security holders	—	—	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In accordance with our Related Party Transaction Policy, our Nominating and Corporate Governance Committee is responsible for reviewing and approving the terms and conditions of all transactions involving the Company and our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates. The Nominating and Corporate Governance Committee considers all relevant information and facts available regarding a related party transaction, and takes into account factors that it deems to be appropriate, including, without limitation, whether the transaction is on terms no less favorable to the Company than could be obtained from unaffiliated third parties and whether the transaction is reasonably expected to benefit the Company. Approval of the Nominating and Corporate Governance Committee is not required for compensation paid to any director of the Company for services rendered to the Company in his capacity as a director if the compensation is required to be disclosed pursuant to applicable SEC rules. The Nominating and Corporate Governance Committee is also not required to approve any compensation paid to an executive officer of the Company if the compensation is required to be reported pursuant to applicable SEC rules or if the executive officer is not an immediate family member of another executive officer or director of the Company, the compensation would be required to be included if the executive officer was a named executive officer and the Company’s Compensation Committee approved such compensation.

The Company repurchased 459,760 shares from Edward L. Pierce, our former President, in a separately negotiated transaction for an aggregate price of $0.7 million, or $1.60 per share. All repurchased shares were subsequently retired.

Stephen J. Harrison, our former Chief Executive Officer and director, resigned from all positions with the Company on December 23, 2011. In connection with Mr. Harrison’s resignation from the Company, we entered into a Mutual Separation and Release Agreement (“Separation Agreement”) with Mr. Harrison. In connection with the Separation Agreement, on December 23, 2011, the Company repurchased 7,049,515 shares of Company common stock beneficially owned by Mr. Harrison for an aggregate price of $10.2 million, or $1.45 per share. All repurchased shares were subsequently retired.

FIRST ACCEPTANCE CORPORATION 10-K

Mark A. Kelly, our interim Chief Executive Officer and President, is a principal with Diamond-A Corporation, an entity controlled by Gerald J. Ford, our Chairman of the Board of Directors who controls approximately 58% of our outstanding common stock. Mr. Kelly also provides consulting services to Flexpoint Ford, LLC, an entity controlled by a current director of the Company, Donald J. Edwards. Mr. Kelly’s compensation, as interim Chief Executive Officer and President of the Company, for the six months ended December 31, 2011 is included herein.

Corey G. Prestidge, the son-in-law of Gerald J. Ford, our former Chairman of the Board of Directors who controls approximately 58% of our outstanding common stock, and the brother-in-law of our Chairman of the Board, Jeremy B. Ford, provides legal services to the Company. Mr. Prestidge is also General Counsel and Secretary with Hilltop Holdings Inc., an affiliate of Gerald J. Ford. Mr. Prestidge’s compensation for the six months ended December 31, 2011 was $43,750.

Director Independence

The Board of Directors has standing Audit, Compensation, Nominating and Corporate Governance and Investment Committees. The Corporate Governance Guidelines require that at least a majority of the members of the Board be independent, as defined by applicable law and the standards of the New York Stock Exchange. The Board has determined that each of Messrs. Bobbitt, Cash, Nichols, Olson and Shipp are “independent” within the meaning of the rules of the New York Stock Exchange as currently in effect. The Corporate Governance Guidelines also require that all of the members of the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board be independent. A copy of our Corporate Governance Guidelines may be found on the corporate governance page of our website at www.firstacceptancecorp.com, and we will send a written copy of our Corporate Governance Guidelines to any stockholder who requests a copy by delivering written notice to Investor Relations, First Acceptance Corporation, 3813 Green Hills Village Drive, Nashville, Tennessee 37215.

•	Members of the Compensation Committee are Messrs. Cash, Nichols and Olson, all of whom are independent directors.

•

Members of the Audit Committee are Messrs. Bobbitt, Nichols and Shipp, all of whom are independent directors. Mr. Shipp is an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K.

•	Members of the Nominating and Corporate Governance Committee are Messrs. Bobbitt, Cash and Shipp, all of whom are independent directors.

•	Members of the Investment Committee are Messrs. Bobbitt, Edwards and Shipp.

FIRST ACCEPTANCE CORPORATION 10-K

Item 14.	Principal Accountant Fees and Services

The Audit Committee has selected Ernst & Young LLP (“Ernst & Young”) to serve as our independent registered public accounting firm for the six months ended December 31, 2011 (the “Transition Period”). Ernst & Young has served as our independent registered public accounting firm since September 2005.

Fees Billed to Us by Ernst & Young LLP For the Transition Period and Fiscal Year 2011

Audit Fees. The aggregate audit fees billed by Ernst & Young for the Transition Period and fiscal years 2011 and 2010 were $520,000, $650,000 and $650,000, respectively. The fees include professional services and expenses for annual financial and statutory audits, including internal control over financial reporting, and quarterly reviews of our financial statements.

Audit-Related Fees. Ernst & Young did not perform or bill us for any audit-related services for the Transition Period. Audit-related fees billed by Ernst & Young for fiscal year 2011 were $25,000. These fees related to the audit of the Company’s 401(k) plan.

Tax Fees. Ernst & Young did not perform or bill us for any tax services for the Transition Period. The aggregate tax fees billed by Ernst & Young for fiscal year 2011 were $69,500. These fees related primary to the preparation of federal and state income tax returns for the Company.

All Other Fees. Ernst & Young did not perform or bill us for any other services for the Transition Period. Other fees billed by Ernst & Young for fiscal year 2011 were $7,200. These fees related to state regulatory audit support services.

Audit Committee Pre-Approval Policies and Procedures.

Our Audit Committee has adopted a policy, contained in its Restated Charter, which provides that our Audit Committee must pre-approve all audit and non-audit services provided to the Company by our independent registered public accounting firm. This policy is administered by our senior management, which reports throughout the year to the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by Ernst & Young.

Auditor Rotation Policies

Ernst & Young maintains partner rotation policies in accordance with the rules promulgated by the SEC. Such rules have required rotation of the lead audit partner after five years of assignment to the engagement.

FIRST ACCEPTANCE CORPORATION 10-K

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules:

Schedule I – Financial Information of Registrant (Parent Company)

(3)	Exhibits: See the exhibit listing set forth below.

Exhibit Number

3.1	Restated Certificate of Incorporation of First Acceptance Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated May 3, 2004).

3.2	Second Amended and Restated Bylaws of First Acceptance Corporation (incorporated by reference to Exhibit 3 of the Company’s Current Report on Form 8-K dated November 9, 2007).

4.1	Registration Rights Agreement, dated as of July 1, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 11, 2002).

4.2	Form of certificate representing shares of common stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed December 26, 2002).

10.1	Amended and Restated First Acceptance Corporation 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated November 23, 2009).*

10.2	Nonqualified Stock Option Agreement, dated as of July 9, 2002, by and between the Company and Donald J. Edwards (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated July 11, 2002).*

10.3	Registration Rights Agreement, dated as of April 30, 2004, by and among First Acceptance Corporation, Stephen J. Harrison and Thomas M. Harrison, Jr. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated May 3, 2004).

10.4	Form of Restricted Stock Award Agreement under the Company’s 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 3, 2004).*

10.5	Form of Nonqualified Stock Option Agreement under the Company’s 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 3, 2004).*

10.6	Amended and Restated First Acceptance Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 17, 2010).

FIRST ACCEPTANCE CORPORATION 10-K

10.7	Form of Restricted Stock Award Agreement of Outside Directors under the Company’s 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q dated May 10, 2007).*

10.8	Form of Indemnification Agreement between the Company and each of the Company’s directors and executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 10-Q dated May 10, 2007).*

10.9	Junior Subordinated Indenture, dated June 15, 2007, between First Acceptance Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated June 18, 2007).

10.10	Guarantee Agreement, dated June 15, 2007, between First Acceptance Corporation and Wilmington Trust Company (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated June 18, 2007).

10.11	Amended and Restated Trust Agreement, dated June 15, 2007, among First Acceptance Corporation, Wilmington Trust Company and the Administrative Trustees Named Therein (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated June 18, 2007).

10.12	Amended and Restated Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated February 11, 2008).*

10.13	Amended and Restated Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, by and between First Acceptance Corporation and Edward Pierce (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated February 11, 2008).*

10.14	Amended and Restated Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, by and between First Acceptance Corporation and Kevin P. Cohn (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K dated February 11, 2008).*

10.15	First Amendment to First Acceptance Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated February 11, 2008).

10.16	Form of Restricted Stock Award Agreement between First Acceptance Corporation and Stephen J. Harrison and Edward Pierce (incorporated by reference to Exhibit 99 of the Company’s Current Report on Form 8-K dated October 6, 2008).*

10.17	Stipulation and Agreement of Settlement, made and entered into as of September 10, 2008, by First Acceptance Insurance Company of Georgia, Inc., and its predecessors and affiliates, Village Auto Insurance Company, U.S. Auto Insurance Company, and Transit Auto Club, Inc., and Annette Rush and all other persons similarly situated by and through their undersigned attorneys of record (incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q dated November 10, 2008).

10.18	Stipulation and Agreement of Settlement, dated as of December 5, 2008, by First Acceptance Insurance Company, Inc., and its predecessors and affiliates, USAuto Insurance Company, and Transit Automobile Club, Inc., by and through their attorneys of record, and Margaret Franklin and all other persons similarly situated, by and through their attorneys of record (incorporated by reference to Exhibit 99 of the Company’s Current Report on Form 8-K dated December 11, 2008).

10.19	Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, between First Acceptance Corporation and Daniel L. Walker (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated May 11, 2009).*

FIRST ACCEPTANCE CORPORATION 10-K

10.20	Amended and Restated Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, between First Acceptance Corporation and Keith E. Bornemann (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated May 11, 2009).*

10.21	Option Cancellation and Restricted Award Agreement, made as of November 18, 2009, between First Acceptance Corporation and Keith E. Bornemann (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated November 23, 2009).*

10.22	Option Cancellation and Restricted Award Agreement, made as of November 18, 2009, between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated November 23, 2009).*

10.23	Compensation Arrangement, made as of March 30, 2011, between First Acceptance Corporation and Mark A. Kelly (incorporated by reference to Exhibit 10.35 of the Company’s Amendment No. 1 to Current Report on Form 8-K dated April 1, 2011).*

10.24	Employment Agreement, made as of May 15, 2007, as amended March 3, 2009, between First Acceptance Corporation and John Barnett (incorporated by reference to Exhibit 99 of the Company’s Current Report on Form 8-K dated May 23, 2011).*

10.25	Mutual Separation and Release Agreement, effective as of December 23, 2011, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 10.33 of the Company’s Current Report on Form 8-K dated December 23, 2011).*

10.26	Stock Purchase Agreement, effective as December 23, 2011, by and among First Acceptance Corporation, Stephen J. Harrison and Stephen J. Harrison 2010 Grantor Retained Annuity Trust (incorporated by reference to Exhibit 10.34 of the Company’s Current Report on Form 8-K dated December 23, 2011).*

14	First Acceptance Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K dated September 28, 2004).

21	Subsidiaries of First Acceptance Corporation.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 –	XBRL

*	Management contract or compensatory plan or arrangement.

FIRST ACCEPTANCE CORPORATION 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION

Date: February 29, 2012	By	/s/ Mark A. Kelly
Mark A. Kelly Interim Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. Kelly	Interim Chief Executive Officer and President (Principal Executive Officer)	February 29, 2012
Mark A. Kelly

/s/ John R. Barnett	Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	February 29, 2012
John R. Barnett

/s/ Jeremy B. Ford	Chairman of the Board of Directors	February 29, 2012
Jeremy B. Ford

/s/ Rhodes R. Bobbitt	Director	February 29, 2012
Rhodes R. Bobbitt

/s/ Harvey B. Cash	Director	February 29, 2012
Harvey B. Cash

/s/ Donald J. Edwards	Director	February 29, 2012
Donald J. Edwards

/s/ Tom C. Nichols	Director	February 29, 2012
Tom C. Nichols

/s/ Lyndon L. Olson	Director	February 29, 2012
Lyndon L. Olson

/s/ William A. Shipp, Jr.	Director	February 29, 2012
William A. Shipp, Jr.

FIRST ACCEPTANCE CORPORATION 10-K

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

SCHEDULE I. FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

(in thousands)

	December 31, 2011	June 30, 2011
Balance Sheets
Assets:
Investment in subsidiaries, at equity in net assets	$112,512	$150,034
Investments, available-for-sale at fair value	3,518	—
Cash and cash equivalents	8,445	11,674
Other assets	3,472	3,350

	$127,947	$165,058

Liabilities:
Debentures payable	$41,240	$41,240
Other liabilities	3,978	1,590
Stockholders’ equity	82,729	122,228

	$127,947	$165,058

	Six Months Ended December 31,	Year Ended June 30,

	2011	2011	2010	2009
Statements of Operations
Investment income	$65	$116	$119	$124
Equity in income (loss) of subsidiaries, net of tax	(24,048)	(49,926)	13,813	(58,650)
Expenses	(2,428)	(6,005)	(7,206)	(7,492)

Income (loss) before income taxes	(26,411)	(55,815)	6,726	(66,018)
Provision (benefit) for income taxes	3,026	965	(314)	2,282

Net income (loss)	$(29,437)	$(56,780)	$7,040	$(68,300)

	Six Months Ended December 31,	Year Ended June 30,

	2011	2011	2010	2009
Statements of Cash Flows
Cash flows from operating activities:
Net income (loss)	$(29,437)	$(56,780)	$7,040	$(68,300)
Equity in income (loss) of subsidiaries, net of tax	24,048	49,926	(13,813)	58,650
Stock-based compensation	171	998	1,048	2,053
Deferred income taxes	2	(98)	—	8,927
Other	8	(108)	(2)	—
Change in assets and liabilities	2,262	1,069	4,488	(5,044)

Net cash used in operating activities	(2,946)	(4,993)	(1,239)	(3,714)

Cash flows from investing activities:
Dividends from subsidiary	10,684	7,079	7,670	10,975
Improvements to foreclosed real estate	(2)	(2)	(22)	(138)
Investment in subsidiary	—	—	—	(2,685)

Net cash provided by investing activities	10,682	7,077	7,648	8,152

Cash flows from financing activities:
Payments on borrowings	—	—	—	(3,913)
Purchases of treasury stock	(10,988)	—	—	—
Net proceeds from issuance of common stock	23	56	67	68

Net cash provided by (used in) financing activities	(10,965)	56	67	(3,845)

Net change in cash and cash equivalents	(3,229)	2,140	6,476	593
Cash and cash equivalents, beginning of period	11,674	9,534	3,058	2,465

Cash and cash equivalents, end of period	$8,445	$11,674	$9,534	$3,058