Form 10-Q
period 2012-03-31
FIRST ACCEPTANCE CORP /DE/
filed 2012-05-07
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At May 7, 2012, there were 40,923,344 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments, available-for-sale at fair value (amortized cost of $155,976 and $162,575, respectively)	$167,098	$172,825
Cash and cash equivalents	26,079	23,751
Premiums and fees receivable, net of allowance of $357 and $364	54,320	41,313
Other assets	7,164	8,005
Property and equipment, net	4,916	3,315
Deferred acquisition costs	3,843	3,243
Identifiable intangible assets	4,800	4,800

TOTAL ASSETS	$268,220	$257,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$71,070	$69,436
Unearned premiums and fees	66,700	50,464
Debentures payable	41,240	41,240
Other liabilities	13,526	13,383

Total liabilities	192,536	174,523

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 40,923 and 40,928 shares issued and outstanding, respectively	409	409
Additional paid-in capital	456,346	456,056
Accumulated other comprehensive income	11,122	10,250
Accumulated deficit	(392,193)	(383,986)

Total stockholders’ equity	75,684	82,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$268,220	$257,252

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Premiums earned	$45,419	$43,444
Commission and fee income	8,252	7,443
Investment income	1,770	1,991
Net realized gains (losses) on investments, available-for-sale	26	(78)

	55,467	52,800

Costs and expenses:
Losses and loss adjustment expenses	38,864	31,586
Insurance operating expenses	22,762	20,963
Other operating expenses	266	306
Stock-based compensation	295	549
Depreciation and amortization	429	338
Interest expense	979	968

	63,595	54,710

Loss before income taxes	(8,128)	(1,910)
Provision (benefit) for income taxes	79	(302)

Net loss	$(8,207)	$(1,608)

Net loss per share:
Basic and diluted	$(0.20)	$(0.03)

Number of shares used to calculate net loss per share:
Basic and diluted	40,843	48,192

Reconciliation of net loss to comprehensive loss:
Net loss	$(8,207)	$(1,608)
Net unrealized change in investments	872	(379)

Comprehensive loss	$(7,335)	$(1,987)

Detail of net realized gains (losses) on investments, available-for-sale:
Net realized gains (losses) on sales and redemptions	$27	$(1)
Other-than-temporary impairment (“OTTI”) charges	—	—
Non-credit portion included in comprehensive loss	—	—
OTTI charges reclassified from other comprehensive loss	(1)	(77)

OTTI charges recognized in net loss	(1)	(77)

Net realized gains (losses) on investments, available-for-sale	$26	$(78)

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,207)	$(1,608)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	429	338
Stock-based compensation	295	549
Other-than-temporary impairment on investment securities	1	77
Net realized (gains) losses on sales and redemptions of investments	(27)	1
Other	69	48
Change in:
Premiums and fees receivable	(13,000)	(9,885)
Loss and loss adjustment expense reserves	1,634	(866)
Unearned premiums and fees	16,236	11,498
Other	396	(141)

Net cash provided by (used in) operating activities	(2,174)	11

Cash flows from investing activities:
Purchases of investments, available-for-sale	(1,500)	(1,371)
Maturities and redemptions of investments, available-for-sale	8,042	6,493
Capital expenditures	(2,028)	(116)
Other	—	(2)

Net cash provided by investing activities	4,514	5,004

Cash flows from financing activities:
Payments on borrowings	(12)	(20)

Net cash used in financing activities	(12)	(20)

Net change in cash and cash equivalents	2,328	4,995
Cash and cash equivalents, beginning of period	23,751	29,078

Cash and cash equivalents, end of period	$26,079	$34,073

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Transition Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011.

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

The Company categorizes methods used in its identifiable intangible assets impairment tests as Level 3. To determine the fair value of acquired trademarks and trade names, the Company uses the relief-from-royalty method, which requires the Company to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

Fair Value of Financial Instruments

The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments, available-for-sale	$167,098	$167,098	$172,825	$172,825
Liabilities:
Debentures payable	41,240	15,218	41,240	14,868

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The fair values as presented represent the Company’s best estimates and may not be substantiated by comparisons to independent markets. The fair value of the debentures payable was based on current market rates offered for debt with similar risks and maturities. Carrying values of certain financial instruments, such as cash and cash equivalents and premiums and fees receivable, approximate fair value due to the short-term nature of the instruments and are not required to be disclosed. Therefore, the aggregate of the fair values presented in the preceding table do not purport to represent the Company’s underlying value.

The Company holds available-for-sale investments, which are carried at fair value. The following tables present the fair-value measurements for each major category of assets that are measured on a recurring basis (in thousands).

	Total	Fair Value Measurements Using
March 31, 2012		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$25,470	$25,470	$—	$—
State	5,655	—	5,655	—
Political subdivisions	781	—	781	—
Revenue and assessment	23,934	—	23,934	—
Corporate bonds	73,879	—	73,879	—
Collateralized mortgage obligations:
Agency backed	16,524	—	16,524	—
Non-agency backed – residential	5,461	—	5,461	—
Non-agency backed – commercial	5,682	—	5,682	—
Redeemable preferred stocks	1,800	1,800	—	—

Total fixed maturities, available-for-sale	159,186	27,270	131,916	—
Investment in mutual fund, available-for-sale	7,912	7,912	—	—

Total investments, available-for-sale	167,098	35,182	131,916	—
Cash and cash equivalents	26,079	26,079	—	—

Total	$193,177	$61,261	$131,916	$—

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Total	Fair Value Measurements Using
December 31, 2011		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$25,528	$25,528	$—	$—
State	6,387	—	6,387	—
Political subdivisions	781	—	781	—
Revenue and assessment	25,432	—	25,432	—
Corporate bonds	77,297	—	77,297	—
Collateralized mortgage obligations:
Agency backed	18,133	—	18,133	—
Non-agency backed – residential	5,429	—	5,429	—
Non-agency backed – commercial	6,125	—	6,125	—
Redeemable preferred stock	169	169	—	—

Total fixed maturities, available-for-sale	165,281	25,697	139,584	—
Investment in mutual fund, available-for-sale	7,544	7,544	—	—

Total investments, available-for-sale	172,825	33,241	139,584	—
Cash and cash equivalents	23,751	23,751	—	—

Total	$196,576	$56,992	$139,584	$—

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2012 and 2011. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

Based on the above categorization, there were no Level 3 classified security valuations at March 31, 2012 and 2011 and December 31, 2011 and 2010, nor any transfers into or out of Level 3 during these periods.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$24,181	$1,289	$—	$25,470
State	5,418	237	—	5,655
Political subdivisions	753	28	—	781
Revenue and assessment	22,469	1,470	(5)	23,934
Corporate bonds	67,740	6,150	(11)	73,879
Collateralized mortgage obligations:
Agency backed	15,435	1,089	—	16,524
Non-agency backed – residential	5,442	154	(135)	5,461
Non-agency backed – commercial	5,361	321	—	5,682
Redeemable preferred stocks	1,676	131	(7)	1,800

Total fixed maturities, available-for-sale	148,475	10,869	(158)	159,186
Investment in mutual fund, available-for-sale	7,501	411	—	7,912

	$155,976	$11,280	$(158)	$167,098

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$24,178	$1,350	$—	$25,528
State	6,099	288	—	6,387
Political subdivisions	754	27	—	781
Revenue and assessment	24,130	1,302	—	25,432
Corporate bonds	71,392	6,113	(208)	77,297
Collateralized mortgage obligations:
Agency backed	16,953	1,180	—	18,133
Non-agency backed – residential	5,530	66	(167)	5,429
Non-agency backed – commercial	5,862	275	(12)	6,125
Redeemable preferred stock	176	—	(7)	169

Total fixed maturities, available-for-sale	155,074	10,601	(394)	165,281
Investment in mutual fund, available-for-sale	7,501	43	—	7,544

	$162,575	$10,644	$(394)	$172,825

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following tables set forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

March 31, 2012	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$21,975	$—	$—	$21,975
After one through five years	52,837	1,010	—	53,847
After five through ten years	42,531	—	—	42,531
After ten years	9,494	1,872	—	11,366
No single maturity date	27,858	1,609	—	29,467

	$154,695	$4,491	$—	$159,186

December 31, 2011	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$15,801	$2,506	$955	$19,262
After one through five years	61,511	—	—	61,511
After five through ten years	42,997	689	—	43,686
After ten years	7,860	3,106	—	10,966
No single maturity date	26,623	2,168	1,065	29,856

	$154,792	$8,469	$2,020	$165,281

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses		Gross Unrealized Gains
At:	Less than or equal to 12 months	Greater than 12 months
March 31, 2012	1	5	137
December 31, 2011	7	4	139

The following tables reflect the fair value and gross unrealized losses of those fixed maturity securities in a continuous unrealized loss position for greater than 12 months. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

Gross Unrealized Losses at March 31, 2012:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	4	$3,290	$(45)
Greater than 10%	1	191	(108)

	5	$3,481	$(153)

Gross Unrealized Losses at December 31, 2011:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	3	$2,760	$(92)
Greater than 10%	1	191	(110)

	4	$2,951	$(202)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Severity of Gross Unrealized Losses

Length of Gross Unrealized Losses at March 31, 2012:			Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$—	$—	$—	$—	$—
Six months	—	—	—	—	—
Nine months	1,010	(5)	(5)	—	—
Twelve months	—	—	—	—	—
Greater than twelve months	3,481	(153)	(45)	—	(108)

Total	$4,491	$(158)	$(50)	$—	$(108)

	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Severity of Gross Unrealized Losses

Length of Gross Unrealized Losses at December 31, 2011:			Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$2,506	$—	$—	$—	$—
Six months	1,945	(174)	—	(174)	—
Nine months	898	(11)	(11)	—	—
Twelve months	169	(7)	(7)	—	—
Greater than twelve months	2,951	(202)	(45)	(47)	(110)

Total	$8,469	$(394)	$(63)	$(221)	$(110)

Restrictions

At March 31, 2012, fixed maturities and cash equivalents with a fair value of $5.9 million (amortized cost of $5.3 million) were on deposit with various insurance departments as a requirement of doing business in those states. Fixed maturities and cash equivalents with a fair value of $9.0 million (amortized cost of $8.9 million) were on deposit with another insurance company as collateral for an assumed reinsurance contract.

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Three Months Ended March 31,
	2012	2011
Fixed maturities, available-for-sale	$1,760	$1,975
Investment in mutual fund, available-for-sale	137	151
Cash and cash equivalents	—	1
Other	29	29
Investment expenses	(156)	(165)

	$1,770	$1,991

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The components of net realized gains (losses) on investments, available-for-sale at fair value follow (in thousands).

	Three Months Ended March 31,
	2012	2011
Gains	$27	$—
Losses	—	(1)
Other-than-temporary impairment	(1)	(77)

	$26	$(78)

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) is included in other comprehensive income (loss). The amounts of non-credit OTTI for securities still owned was $1.0 million for non-agency backed residential collateralized mortgage obligations (“CMOs”) and $0.2 million for non-agency backed commercial CMOs at both March 31, 2012 and December 31, 2011.

Other-Than-Temporary Impairment

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10, the Company separates OTTI into the following two components: (i) the amount related to credit losses, which is recognized in the consolidated statement of operations and (ii) the amount related to all other factors, which is recorded in other comprehensive income (loss). The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge.

The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective, as well as objective factors. The Company routinely monitors its investment portfolio for changes in fair value that might indicate potential impairments and performs detailed reviews on such securities. Changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer or (ii) market-related factors such as interest rates or sector declines.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The number and amount of securities for which the Company has recognized OTTI charges in net loss are presented in the following table (in thousands, except for the number of securities).

	Three Months Ended March 31,
	2012		2011
	Number of Securities	OTTI	Number of Securities	OTTI
Collateralized mortgage obligations:
Non-agency backed – residential	1	$(1)	3	$(77)
Non-agency backed – commercial	—	—	—	—

	1	(1)	3	(77)
Portion of loss recognized in accumulated other comprehensive income (loss)		—		—

Net OTTI recognized in net loss		$(1)		$(77)

The following is a progression of the credit-related portion of OTTI on investments owned at March 31, 2012 and 2011 (in thousands).

	Three Months Ended March 31,
	2012	2011
Beginning balance	$(3,425)	$(3,590)
Additional credit impairments on:
Previously impaired securities	(1)	(77)
Securities without previous impairments	—	—

	(1)	(77)
Reductions for securities sold (realized)	—	192

	$(3,426)	$(3,475)

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

The Company’s review of non-agency backed CMOs included an analysis of available information such as collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position in their respective capital structures, and credit ratings from statistical rating agencies. The Company reviews quarterly projected cash flow analyses for each security utilizing current assumptions regarding (i) actual and anticipated delinquencies, (ii) delinquency transition-to-default rates and (iii) loss severities. Based on its quarterly reviews, the Company determined that there had not been an adverse change in projected cash flows, except in the case of those securities for which OTTI charges have been recorded. The Company believes that the unrealized losses on the remaining non-agency backed securities for which OTTI charges have not been recorded are not necessarily predictive of the ultimate performance of the underlying collateral. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

The Company believes that the remaining securities having unrealized losses at March 31, 2012 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended March 31,
	2012	2011
Net loss	$(8,207)	$(1,608)

Weighted average common basic shares	40,843	48,192
Effect of dilutive securities	—	—

Weighted average common dilutive shares	40,843	48,192

Basic and diluted net loss per share	$(0.20)	$(0.03)

For the three months ended March 31, 2012 and 2011, the computation of diluted net loss per share did not include 0.1 million and 0.2 million shares, respectively, of unvested restricted common stock as their inclusion would have been anti-dilutive. Options to purchase approximately 5.3 million and 4.5 million shares for the three months ended March 31, 2012 and 2011, respectively, were also not included in the computation of diluted net loss per share as their exercise prices were in excess of the average stock prices for the periods presented.

5.	Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands).

	Three Months Ended March 31,
	2012	2011
Federal:
Current	$—	$—
Deferred	—	—

	—	—
State:
Current	78	(204)
Deferred	1	(98)

	79	(302)

	$79	$(302)

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to loss before income taxes as a result of the following (in thousands).

	Three Months Ended March 31,
	2012	2011
Benefit for income taxes at statutory rate	$(2,845)	$(669)
Tax effect of:
Tax-exempt investment income	(1)	(4)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to federal income taxes	2,827	556
Restricted stock	13	136
State income taxes, net of federal income tax benefit and valuation allowance	79	(302)
Other	6	(19)

	$79	$(302)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The Company had a valuation allowance of $29.9 million and $27.2 million at March 31, 2012 and December 31, 2011, respectively, to reduce deferred tax assets to the amount that is more likely than not to be realized. The change in the total valuation allowance for the three months ended March 31, 2012 was an increase of $2.7 million. For the three months ended March 31, 2012, the change in the valuation allowance included reductions of $0.3 million related to the unrealized change in investments included in other comprehensive income (loss) and increases of $0.2 million related to deferred state income taxes.

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s net deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its deferred tax assets, management considered both positive and negative evidence. The Company placed greater weight on historical results than on the Company’s outlook for future profitability and established a deferred tax valuation allowance at March 31, 2012 and December 31, 2011. The deferred tax valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, the Company would record an income tax benefit for the adjustment.

6.	Segment Information

The Company operates in two business segments with its primary focus being the selling, servicing and underwriting of non-standard personal automobile insurance. The real estate and corporate segment consists of the activities related to the disposition of foreclosed real estate held for sale, interest expense associated with all debt and other general corporate overhead expenses.

The following table presents selected financial data by business segment (in thousands).

	Three Months Ended March 31,
	2012	2011
Revenues:
Insurance	$55,434	$52,771
Real estate and corporate	33	29

Consolidated total	$55,467	$52,800

Loss before income taxes:
Insurance	$(6,622)	$(115)
Real estate and corporate	(1,506)	(1,795)

Consolidated total	$(8,128)	$(1,910)

	March 31, 2012	December 31, 2011
Total assets:
Insurance	$252,736	$241,815
Real estate and corporate	15,484	15,437

Consolidated total	$268,220	$257,252

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7.	Recent Accounting Pronouncements

In October 2010, the FASB issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force) (Topic 944), which clarifies what costs should be deferred by insurance companies when issuing or renewing insurance contracts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The Company adopted this standard on a prospective basis on January 1, 2012 and, therefore, will recognize estimated additional expense of approximately $0.5 million to $0.7 million over the first six months of 2012, consistent with the Company’s insurance policy terms and estimated deferred acquisition costs amortization period.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. The Company adopted the provisions of this guidance in the quarter ended March 31, 2012. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which requires a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. The Company adopted the provisions of this guidance in the quarter ended March 31, 2012. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350), which allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is more likely than not that the fair value of a reporting unit is greater than its carrying amount. The Company adopted the provisions of this guidance in the quarter ended March 31, 2012. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

FIRST ACCEPTANCE CORPORATION 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Item 1A. “Risk Factors” in our Transition Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011. The following discussion should be read in conjunction with our consolidated financial statements included with this report and our consolidated financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for the six months ended December 31, 2011 included in our Transition Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011.

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

At March 31, 2012, we leased and operated 378 retail locations (or “stores”) staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a tenant homeowner insurance product underwritten by us. At March 31, 2012, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business - General” in our Transition Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011 for additional information with respect to our business.

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended March 31,
	2012	2011
Retail locations – beginning of period	382	393
Opened	—	—
Closed	(4)	(8)

Retail locations – end of period	378	385

The following table shows the number of our retail locations by state.

	March 31,		December 31,
	2012	2011	2011	2010
Alabama	24	24	24	25
Florida	30	31	30	31
Georgia	60	60	60	60
Illinois	66	68	67	73
Indiana	17	17	17	17
Mississippi	8	8	8	8
Missouri	12	12	12	12
Ohio	27	27	27	27
Pennsylvania	16	16	16	16
South Carolina	26	26	26	26
Tennessee	19	20	20	20
Texas	73	76	75	78

Total	378	385	382	393

FIRST ACCEPTANCE CORPORATION 10-Q

Consolidated Results of Operations

Overview

Our primary focus is selling, servicing and underwriting non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses. Our insurance operations generate revenues from selling, servicing and underwriting non-standard personal automobile insurance policies in 12 states. We conduct our underwriting operations through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:

•	premiums earned, including policy and renewal fees, from sales of policies written and assumed by our insurance company subsidiaries;

•	commission and fee income, including installment billing fees on policies written, agency fees and commissions and fees for other ancillary products and services; and

•	investment income earned on the invested assets of the insurance company subsidiaries.

The following table presents gross premiums earned by state (in thousands). Driven by improvements in sales execution, net premiums earned for the three months ended March 31, 2012 increased 4.5% compared with the same period in the prior year.

	Three Months Ended March 31,
	2012	2011
Gross premiums earned:
Georgia	$9,529	$9,450
Florida	6,069	4,839
Texas	5,677	5,891
Illinois	5,538	5,711
Alabama	4,228	4,177
Ohio	3,802	3,476
South Carolina	3,012	2,470
Tennessee	2,954	2,701
Pennsylvania	2,047	2,254
Indiana	1,176	1,144
Missouri	788	726
Mississippi	646	653

Total gross premiums earned	45,466	43,492
Premiums ceded to reinsurer	(47)	(47)

Total net premiums earned	$45,419	$43,445

The following table presents the change in the total number of policies in force (“PIF”) for the insurance operations. PIF increase as a result of new policies issued and decrease as a result of policies that are canceled or expire and are not renewed. At March 31, 2012, PIF was 6.0% higher than at the same date in the prior year.

	Three Months Ended March 31,
	2012	2011
Policies in force – beginning of period	141,862	144,582
Net increase during period	28,392	16,006

Policies in force – end of period	170,254	160,588

FIRST ACCEPTANCE CORPORATION 10-Q

The following tables present total PIF for the insurance operations segregated by policies that were sold through our open and closed retail locations as well as our independent agents. For our retail locations, PIF are further segregated by (i) new and renewal and (ii) liability-only or full coverage. New policies are defined as those policies issued to both first-time customers and customers who have reinstated a lapsed or cancelled policy. Renewal policies are those policies which renewed after completing their full uninterrupted policy term. Liability-only policies are defined as those policies including only bodily injury (or no-fault) and property damage coverages, which are the required coverages in most states. For comparative purposes, the PIF data with respect to closed retail locations for each of the periods presented below includes all retail locations closed at March 31, 2012. PIF from open retail locations increased 7.0% during the current quarter on a year-over-year basis. In addition, the percentage of PIF with full coverage at March 31, 2012 that were sold through our open retail locations increased to 40.8%, compared with 39.2% at the same date in the prior year.

	March 31,
	2012	2011
Retail locations:
Open retail locations:
New	89,453	77,082
Renewal	75,619	77,187

	165,072	154,269
Closed retail locations:
New	290	1,160
Renewal	1,849	2,949

	2,139	4,109
Independent agents	3,043	2,210

Total policies in force	170,254	160,588

	March 31,
	2012	2011
Retail locations:
Open retail locations:
Liability-only	97,678	93,788
Full coverage	67,394	60,481

	165,072	154,269
Closed retail locations:
Liability-only	1,253	2,559
Full coverage	886	1,550

	2,139	4,109
Independent agents	3,043	2,210

Total policies in force	170,254	160,588

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

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents the loss, expense and combined ratios for our insurance operations.

	Three Months Ended March 31,
	2012	2011
Loss and loss adjustment expense	85.6%	72.7%
Expense	31.9%	31.1%

Combined	117.5%	103.8%

Excluding the severance and related benefits charges incurred in connection with the separation of certain executive officers of $1.3 million during March 2011, the expense and combined ratios for the three months ended March 31, 2011 were 28.0% and 100.7%, respectively. For a more detailed discussion of the changes in these ratios, see management’s discussion of operating results.

Operational Initiatives

We believe that our retail stores are the foundation of our business, providing an opportunity for us to directly interact with our customers on a regular basis. Therefore, we remain dedicated to improving the customer experience in our retail stores. Our recent retail sales and marketing initiatives included:

•	investment in our sales management organization to improve the quality and consistency of the customer experience in our retail stores,

•	development of a new brand logo and cohesive brand strategy, and

•	investment in rebranding our store fronts and refurbishing our stores interiors.

We also recognize that customer preferences are changing and that we need to adapt to meet those needs. For that reason, we are focused on expanding the ways that customers can purchase automobile insurance, access customer service and interact with our claims department. Our recent customer interaction initiatives included:

•	development of electronic signature capabilities, thereby enabling most customers to receive quotes and bind policies over the phone and through the internet, and

•

development of a consumer-based website that reflects our branding strategy, improves the customer experience, and allows for full-service capabilities including quoting, binding and receiving payments.

We have also been focused on expanding our potential customer base through improvements to our insurance products and product offerings. Our recent product initiatives included:

•	implementation of our new multivariate pricing program, and

•	expansion of ancillary product offerings.

Through April 2012, we made significant progress regarding the above mentioned initiatives, including the strategic rebranding of our advertising and stores fronts and the implementation of both electronic signature capabilities and our new multivariate pricing program in all markets. In addition, our customers are able to complete the entire sales process over the phone or at the local stores. In late March 2012, our expanded consumer-based website was made available. The initial website upgrades, which reflect our branding strategy and allow for full-service capabilities including quoting, binding and payment receipt, are being made available in all states that we currently write business by mid-2012. During the current year, our plans include the continued investment in our people, retail stores and our customer interaction efforts in order to improve the customer experience, provide value and improve financial results.

FIRST ACCEPTANCE CORPORATION 10-Q

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

The value of our consolidated investment portfolio was $167.1 million at March 31, 2012 and consisted of fixed maturity securities and an investment in a mutual fund, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At March 31, 2012, we had gross unrealized gains of $11.3 million and gross unrealized losses of $0.2 million in our consolidated investment portfolio.

At March 31, 2012, 89% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. The average credit rating of our fixed maturity portfolio was A+ at March 31, 2012. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Investments in CMOs had a fair value of $27.7 million at March 31, 2012 and represented 17% of our fixed maturity portfolio. At March 31, 2012, 79% of our CMOs were considered investment grade by nationally recognized statistical rating agencies. In addition, 14% of our CMOs were rated AAA and 60% of our CMOs were backed by agencies of the United States government. Of the non-agency backed CMOs, 34% were rated AAA.

The following table summarizes our investment securities at March 31, 2012 (in thousands).

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$24,181	$1,289	$—	$25,470
State	5,418	237	—	5,655
Political subdivisions	753	28	—	781
Revenue and assessment	22,469	1,470	(5)	23,934
Corporate bonds	67,740	6,150	(11)	73,879
Collateralized mortgage obligations:
Agency backed	15,435	1,089	—	16,524
Non-agency backed – residential	5,442	154	(135)	5,461
Non-agency backed – commercial	5,361	321	—	5,682
Redeemable preferred stocks	1,676	131	(7)	1,800

Total fixed maturities, available-for-sale	148,475	10,869	(158)	159,186
Investment in mutual fund, available-for-sale	7,501	411	—	7,912

	$155,976	$11,280	$(158)	$167,098

FIRST ACCEPTANCE CORPORATION 10-Q

The following table sets forth the scheduled maturities of our fixed maturity securities at March 31, 2012 based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$21,975	$—	$—	$21,975
After one through five years	52,837	1,010	—	53,847
After five through ten years	42,531	—	—	42,531
After ten years	9,494	1,872	—	11,366
No single maturity date	27,858	1,609	—	29,467

	$154,695	$4,491	$—	$159,186

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

FIRST ACCEPTANCE CORPORATION 10-Q

Our review of non-agency backed CMOs included an analysis of available information such as collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position in their respective capital structures and credit ratings from statistical rating agencies. We review quarterly projected cash flow analyses for each security utilizing current assumptions regarding (i) actual and anticipated delinquencies, (ii) delinquency transition-to-default rates and (iii) loss severities. Based on our quarterly reviews, we determined that there had not been an adverse change in projected cash flows, except in the case of those securities discussed in Note 3 to our consolidated financial statements which incurred OTTI charges recognized in the consolidated statement of operations of $1 thousand and $77 thousand for the three months ended March 31, 2012 and 2011, respectively. We believe that the unrealized losses on the remaining non-agency backed CMOs for which OTTI charges have not been recorded are not necessarily predictive of the ultimate performance of the underlying collateral. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before the recovery of their amortized cost basis.

We believe that the remaining securities having unrealized losses at March 31, 2012 were not other-than-temporarily impaired. We also do not intend to sell any of these securities and it is more likely than not that we will not be required to sell any of these securities before the recovery of their amortized cost basis.

Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

Consolidated Results

Revenues for the three months ended March 31, 2012 increased 5% to $55.5 million from $52.8 million in the same period in the prior year. Loss before income taxes for the three months ended March 31, 2012 was $8.1 million, compared with loss before income taxes of $1.9 million for the three months ended March 31, 2011. Net loss for the three months ended March 31, 2012 was $8.2 million, compared with net loss of $1.6 million for the three months ended March 31, 2011. Basic and diluted net loss per share were $0.20 for the three months ended March 31, 2012, compared with basic and diluted net loss per share of $0.03 for the same period in the prior year.

Insurance Operations

Revenues from insurance operations were $55.4 million for the three months ended March 31, 2012, compared with $52.8 million for the three months ended March 31, 2011. Loss before income taxes from insurance operations for the three months ended March 31, 2012 was $6.6 million, compared with loss before income taxes from insurance operations of $0.1 million for the three months ended March 31, 2011.

Premiums Earned

Premiums earned increased by $2.0 million, or 5%, to $45.4 million for the three months ended March 31, 2012, from $43.4 million for the three months ended March 31, 2011. This improvement was primarily due to an increase in the number of PIF from 160,588 at March 31, 2011 to 170,254 at March 31, 2012, which we attribute to the recent sales, marketing, customer interaction and product initiatives. In addition, we experienced increases in both new policies sold during the most recent quarter on a year-over-year basis and the number of PIF at March 31, 2012 compared to December 31, 2011, and for those policies quoted, we continue to experience a higher close ratio for the quarter ended March 31, 2012 compared with the same period in the prior year.

Commission and Fee Income

Commission and fee income increased 11% to $8.3 million for the three months ended March 31, 2012, from $7.4 million for the three months ended March 31, 2011. This increase in commission and fee income was a result of higher fee income related to commissionable ancillary products sold through our retail locations and the increase in PIF noted above.

FIRST ACCEPTANCE CORPORATION 10-Q

Investment Income

Investment income decreased to $1.8 million during the three months ended March 31, 2012 from $2.0 million during the three months ended March 31, 2011. This decrease in investment income was primarily a result of the decline in invested assets as a result of cash used in operations during the prior fiscal year. At March 31, 2012 and 2011, the tax-equivalent book yields for our fixed maturities portfolio were 4.4% and 4.6%, respectively, with effective durations of 3.11 and 3.01 years, respectively.

Net realized gains (losses) on investments, available-for-sale

Net realized gains on investments, available-for-sale during the three months ended March 31, 2012 included $27 thousand in net realized gains on redemptions and $1 thousand of charges related to OTTI on certain non-agency backed CMOs. Net realized losses on investments, available-for-sale during the three months ended March 31, 2011 primarily included $77 thousand of charges related to OTTI on certain non-agency backed CMOs. For additional information with respect to the determination of OTTI losses on investment securities, see Note 3 to our consolidated financial statements.

Loss and Loss Adjustment Expenses

The loss and loss adjustment expense ratio was 85.6% for the three months ended March 31, 2012, compared with 72.7% for the three months ended March 31, 2011. We experienced unfavorable development related to prior periods of $3.4 million for the three months ended March 31, 2012, compared with favorable development of $0.6 million for the three months ended March 31, 2011. The unfavorable development for the three months ended March 31, 2012 was primarily due to higher than expected severity related to physical damage claims that occurred in calendar year 2011, adverse trends in bodily injury claims and no-fault claims that occurred in fiscal years 2008 and 2009, as well as more recent accident quarters.

Excluding the development related to prior periods, the loss and loss adjustment expense ratios for the three months ended March 31, 2012 and 2011 were 78.1% and 74.1%, respectively. The year-over-year increase in the loss and loss adjustment expense ratio was primarily due to higher loss and loss adjustment expense driven by an increase in bodily injury frequency.

In December 2011, we completed the process of implementing a new multivariate pricing (or scored) program. We believe this new scored pricing program provides us with greater pricing segmentation and improves our pricing relative to the risk we are insuring. Currently, approximately 64% of our PIF have been underwritten using this new scored pricing program.

In response to the increases in our loss ratio during recent quarters, we performed reviews on all of our non-scored pricing programs and have implemented rate increases based upon those reviews. In addition, we recently implemented rate increases for our scored pricing programs in both Georgia and Florida. We expect to perform further state-by-state reviews of all scored pricing programs and alter rates as we believe necessary by mid-2012.

Operating Expenses

Insurance operating expenses increased 9% to $22.8 million for the three months ended March 31, 2012 from $21.0 million for the three months ended March 31, 2011. The increase was primarily a result of additional costs associated with sales and marketing organizational initiatives and enhancements to our underwriting processes associated with the new multivariate pricing program, slightly offset by savings realized from the closure of underperforming stores as well as the March 2011 severance and related benefits charges of $1.3 million incurred in connection with the separation of certain executive officers.

The expense ratio was 31.9% for the three months ended March 31, 2012, compared with 31.1% for the three months ended March 31, 2011. Excluding the severance and related benefits charges noted above, the expense ratio for the three months ended March 31, 2011 was 28.0%, compared to 31.9% for the three months ended March 31, 2012. The year-over-year increase in the expense ratio was primarily due to the costs associated with the operational initiatives noted above.

FIRST ACCEPTANCE CORPORATION 10-Q

Overall, the combined ratio increased to 117.5% for the three months ended March 31, 2012 from 103.8% for the three months ended March 31, 2011. Excluding the severance and related benefits charges noted above, the combined ratio for the three months ended March 31, 2011 was 100.7%.

Provision (Benefit) for Income Taxes

The provision for income taxes was $0.1 million for the three months ended March 31, 2012, compared with the benefit for income taxes of $0.3 million for the three months ended March 31, 2011. The provision (benefit) for income taxes related to current state income taxes for certain subsidiaries with taxable income. The benefit for income taxes for the three months ended March 31, 2011 included an adjustment that reduced certain accrued state income taxes. At March 31, 2012 and 2011, we established a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing our ability to support the realizability of our deferred tax assets, we considered both positive and negative evidence. We placed greater weight on historical results than on our outlook for future profitability. The deferred tax valuation allowance may be adjusted in future periods if we determine that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, we would record an income tax benefit for the adjustment.

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the three months ended March 31, 2012 was $1.5 million, compared with a loss before income taxes from real estate and corporate operations of $1.8 million for the three months ended March 31, 2011. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $1.0 million of interest expense during both the three months ended March 31, 2012 and 2011 related to the debentures issued in June 2007.

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash used in operating activities for the three months ended March 31, 2012 was $2.2 million, compared with net cash provided by operating activities of $10 thousand for the same period in the prior fiscal year. Net cash used in operating activities for the three months ended March 31, 2012 was primarily the result of an increase in losses and loss adjustment expenses paid. Net cash provided by investing activities for the three months ended March 31, 2012 was $4.5 million, compared with net cash provided by investing activities of $5.0 million for the same period in the prior fiscal year. The three months ended March 31, 2012 and 2011 included net reductions in our investment portfolio of $6.5 million and $5.1 million, respectively. The net reductions in our investment portfolio in both periods were primarily a result of increased maturities and redemptions. Investing activities during the three months ended March 31, 2012 also included capital expenditures of $2.0 million primarily related to the rebranding of our retail stores.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products to our insureds and, if necessary and available subject to state law limitations, the holding company may receive dividends from our insurance company subsidiaries. The holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At March 31, 2012, we had $12.4 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.

The holding company has debt service requirements related to the debentures payable. The debentures are interest-only and mature in full in July 2037. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which time the rate becomes variable (Three-Month LIBOR plus 375 basis points). Based on current LIBOR interest rates (0.468% at March 31, 2012), our interest expense related to the debentures would decrease to 4.218% beginning in August 2012.

FIRST ACCEPTANCE CORPORATION 10-Q

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At March 31, 2012, our insurance company subsidiaries could not pay ordinary dividends without prior regulatory approval due to a negative earned surplus position.

The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratios for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus were 2.13-to-1 at March 31, 2012. Based on our current forecast on a combined basis, we anticipate that our risk-based capital levels will be adequate and that our ratio of net premiums written to statutory capital and surplus will not exceed the 3-to-1 statutory guideline for the reasonably foreseeable future. We therefore believe that our insurance company subsidiaries have sufficient statutory capital and surplus available to support their net premium writings in this time frame.

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

Off-Balance Sheet Arrangements

We have not entered into any new off-balance sheet arrangements since December 31, 2011. For information with respect to our off-balance sheet arrangements at December 31, 2011, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” included in our Transition Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011.

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2012 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Transition Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011.

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

FIRST ACCEPTANCE CORPORATION 10-Q

We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in “Item 1A. Risk Factors” of our Transition Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011.

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$164,875	$162,002	$159,186	$156,466	$153,821	$148,754

FIRST ACCEPTANCE CORPORATION 10-Q

The following table provides information about our fixed maturity investments at March 31, 2012 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and OTTI) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2012	$20,145	$—	$—	$20,145
2013	10,410	—	—	10,410
2014	29,143	—	—	29,143
2015	8,373	1,000	—	9,373
2016	9,055	—	—	9,055
Thereafter	64,375	3,068	—	67,443

Total	$141,501	$4,068	$—	$145,569

Fair value	$154,695	$4,491	$—	$159,186

On June 15, 2007, our trust entity, First Acceptance Statutory Trust I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures pay a fixed rate of 9.277% until July 30, 2012, after which the rate becomes variable (Three-Month LIBOR plus 375 basis points).

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment in any one investment, excluding U.S. government and agency securities, is our investment in a single mutual fund with a fair value of $7.9 million, or 5% of our investment portfolio. Our five largest investments make up 18% of our investment portfolio. The average credit quality rating for our fixed maturity portfolio was A+ at March 31, 2012.

The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized statistical rating organizations at March 31, 2012 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$28,863	19%	$30,357	18%
AA+, AA, AA-	58,592	37%	63,303	38%
A+, A, A-	40,082	26%	43,613	26%
BBB+, BBB, BBB-	11,144	7%	11,774	7%

Total investment grade	138,681	89%	149,047	89%
Not rated	12,416	8%	13,145	8%
BB+, BB, BB-	187	0%	216	0%
B+, B, B-	1,818	1%	1,883	1%
CCC+, CCC, CCC-	2,859	2%	2,776	2%
CC+, CC, CC-	15	0%	23	0%
D	—	0%	8	0%

Total non-investment grade	4,879	3%	4,906	3%

Total	$155,976	100%	$167,098	100%

FIRST ACCEPTANCE CORPORATION 10-Q

The mortgage industry has experienced a significant number of delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant declines in fair value. At March 31, 2012, our fixed maturity portfolio included three CMOs having sub-prime exposure with both an amortized cost and a fair value of $0.8 million, and no exposure to Alt-A investments.

Our investment portfolio consists of $30.4 million of municipal bonds, of which $18.5 million are insured. Of the insured bonds, 73% are insured with MBIA, 12% with AMBAC and 15% with XL Capital. These securities are paying their principal and periodic interest timely.

The following table presents the underlying ratings at March 31, 2012, represented by the lower of either Standard and Poor’s, Fitch’s, or Moody’s ratings, of the municipal bond portfolio (in thousands).

	Insured		Uninsured		Total
	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Fair Value
AAA	$—	0%	$2,822	24%	$2,822	9%
AA+, AA, AA-	7,763	42%	4,658	39%	12,421	41%
A+, A, A-	9,094	49%	4,346	37%	13,440	44%
BBB+, BBB, BBB-	1,682	9%	—	0%	1,682	6%
Not Rated	5	0%	—	0%	5	0%

Total	$18,544	100%	$11,826	100%	$30,370	100%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of March 31, 2012. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Senior Vice President of Finance (principal financial officer) concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FIRST ACCEPTANCE CORPORATION 10-Q

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

As discussed in “Part I, Item 3. Legal Proceedings” of our Transition Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011, in the interest of judicial economy, we recently agreed upon preliminary settlement terms involving a lawsuit against our insured in which the plaintiffs sought extra-contractual damages against one of our insurance company subsidiaries. During March 2012, the court approved the terms of the settlement and accrued amounts were paid. The litigation settlement accrual at December 31, 2011 was classified within loss and loss adjustment expense reserves on our consolidated balance sheet, while the associated costs were classified within losses and loss adjustment expenses in the consolidated statement of operations during the six months ended December 31, 2011. We have not accrued any amount at December 31, 2011 for recoveries that may offset the costs and expenses relating to the litigation settlement. Any such recoveries will be recorded in our operating results during the periods in which the recoveries are probable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by us of our common stock during the periods indicated. During the three months ended March 31, 2012, we repurchased 3,997 shares from employees to cover payroll withholding taxes in connection with the vesting of restricted common stock.

Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012	January 31, 2012	—	—	—	—
February 1, 2012	February 29, 2012	3,540	$1.26	—	—
March 1, 2012	March 31, 2012	457	1.36	—	—

Total		3,997	$1.27	—	—

Item 4.	Mine Safety Disclosures

None.

Item 6.	Exhibits

The following exhibits are attached to this report:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 –	XBRL

FIRST ACCEPTANCE CORPORATION 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION

Date: May 7, 2012	By:	/s/ JOHN R. BARNETT
John R. Barnett
Senior Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)