Form 10-Q
period 2012-06-30
FIRST ACCEPTANCE CORP /DE/
filed 2012-08-07
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At August 7, 2012, there were 40,942,957 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments, available-for-sale at fair value (amortized cost of $150,595 and $162,575, respectively)	$161,861	$172,825
Cash and cash equivalents	31,802	23,751
Premiums and fees receivable, net of allowance of $450 and $364	46,894	41,313
Other assets	6,873	8,005
Property and equipment, net	5,143	3,315
Deferred acquisition costs	3,280	3,243
Identifiable intangible assets	4,800	4,800

TOTAL ASSETS	$260,653	$257,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$75,073	$69,436
Unearned premiums and fees	58,375	50,464
Debentures payable	41,240	41,240
Other liabilities	14,203	13,383

Total liabilities	188,891	174,523

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 40,943 and 40,928 shares issued and outstanding, respectively	409	409
Additional paid-in capital	456,488	456,056
Accumulated other comprehensive income	11,266	10,250
Accumulated deficit	(396,401)	(383,986)

Total stockholders’ equity	71,762	82,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$260,653	$257,252

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Premiums earned	$47,701	$43,143	$93,120	$86,587
Commission and fee income	8,501	7,699	16,753	15,142
Investment income	1,762	2,143	3,532	4,134
Net realized gains (losses) on investments, available-for-sale	(19)	149	7	71

	57,945	53,134	113,412	105,934

Costs and expenses:
Losses and loss adjustment expenses	39,726	32,186	78,590	63,772
Insurance operating expenses	20,798	19,958	43,560	40,921
Other operating expenses	224	384	490	691
Litigation settlement	—	(3)	—	(4)
Stock-based compensation	115	84	410	633
Depreciation and amortization	573	326	1,002	664
Interest expense	979	980	1,958	1,948
Goodwill and intangible assets impairment	—	52,434	—	52,434

	62,415	106,349	126,010	161,059

Loss before income taxes	(4,470)	(53,215)	(12,598)	(55,125)
Provision (benefit) for income taxes	(262)	259	(183)	(43)

Net loss	$(4,208)	$(53,474)	$(12,415)	$(55,082)

Net loss per share:
Basic and diluted	$(0.10)	$(1.11)	$(0.30)	$(1.14)

Number of shares used to calculate net loss per share:
Basic and diluted	40,852	48,308	40,847	48,256

Reconciliation of net loss to comprehensive loss:
Net loss	$(4,208)	$(53,474)	$(12,415)	$(55,082)
Net unrealized change in investments	144	969	1,016	590

Comprehensive loss	$(4,064)	$(52,505)	$(11,399)	$(54,492)

Detail of net realized gains (losses) on investments, available-for-sale:
Net realized gains (losses) on sales and redemptions	$(4)	$149	$23	$148

Other-than-temporary impairment (“OTTI”) charges	—	—	—	—
Non-credit portion included in comprehensive loss	—	—	—	—
OTTI charges reclassified from other comprehensive loss	(15)	—	(16)	(77)

OTTI charges recognized in loss	(15)	—	(16)	(77)

Net realized gains (losses) on investments, available-for-sale	$(19)	$149	$7	$71

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(12,415)	$(55,082)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,002	664
Stock-based compensation	410	633
Deferred income taxes	—	(98)
Goodwill and intangible assets impairment	—	52,434
Other-than-temporary impairment on investment securities	16	77
Net realized (gains) losses on sales and redemptions of investments	(23)	(148)
Other	231	176
Change in:
Premiums and fees receivable	(5,667)	(1,015)
Loss and loss adjustment expense reserves	5,637	(1,871)
Unearned premiums and fees	7,911	1,206
Other	1,929	(16)

Net cash used in operating activities	(969)	(3,040)

Cash flows from investing activities:
Purchases of investments, available-for-sale	(3,260)	(11,411)
Maturities and redemptions of investments, available-for-sale	15,116	15,035
Capital expenditures	(2,849)	(339)
Other	—	(2)

Net cash provided by investing activities	9,007	3,283

Cash flows from financing activities:
Payments on borrowings	(13)	(40)
Net proceeds from issuance of common stock	26	24

Net cash provided by (used in) financing activities	13	(16)

Net change in cash and cash equivalents	8,051	227
Cash and cash equivalents, beginning of period	23,751	29,078

Cash and cash equivalents, end of period	$31,802	$29,305

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

The consolidated financial statements of First Acceptance Corporation (the “Company”) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year presentation.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Transition Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011.

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

The Company categorizes valuation methods used in its identifiable intangible assets impairment tests as Level 3. To determine the fair value of acquired trademarks and trade names, the Company uses the relief-from-royalty method, which requires the Company to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

Fair Value of Financial Instruments

The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments, available-for-sale	$161,861	$161,861	$172,825	$172,825
Liabilities:
Debentures payable	41,240	13,794	41,240	14,868

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The fair values as presented represent the Company’s best estimates and may not be substantiated by comparisons to independent markets. The fair value of the debentures payable was based on current market rates offered for debt with similar risks and maturities and takes into account the Company’s own credit risk (valuation classified as Level 3). Carrying values of certain financial instruments, such as cash and cash equivalents and premiums and fees receivable, approximate fair value due to the short-term nature of the instruments and are not required to be disclosed. Therefore, the aggregate of the fair values presented in the preceding table do not purport to represent the Company’s underlying value.

The Company holds available-for-sale investments, which are carried at fair value. The following tables present the fair-value measurements for each major category of assets that are measured on a recurring basis (in thousands).

		Fair Value Measurements Using
June 30, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$23,418	$23,418	$—	$—
State	5,204	—	5,204	—
Political subdivisions	798	—	798	—
Revenue and assessment	23,606	—	23,606	—
Corporate bonds	73,955	—	73,955	—
Collateralized mortgage obligations:
Agency backed	14,441	—	14,441	—
Non-agency backed – residential	5,362	—	5,362	—
Non-agency backed – commercial	5,320	—	5,320	—
Redeemable preferred stocks	1,880	1,880	—	—

Total fixed maturities, available-for-sale	153,984	25,298	128,686	—
Investment in mutual fund, available-for-sale	7,877	7,877	—	—

Total investments, available-for-sale	161,861	33,175	128,686	—
Cash and cash equivalents	31,802	31,802	—	—

Total	$193,663	$64,977	$128,686	$—

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

		Fair Value Measurements Using
December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$25,528	$25,528	$—	$—
State	6,387	—	6,387	—
Political subdivisions	781	—	781	—
Revenue and assessment	25,432	—	25,432	—
Corporate bonds	77,297	—	77,297	—
Collateralized mortgage obligations:		—		—
Agency backed	18,133	—	18,133	—
Non-agency backed – residential	5,429	—	5,429	—
Non-agency backed – commercial	6,125	—	6,125	—
Redeemable preferred stock	169	169	—	—

Total fixed maturities, available-for-sale	165,281	25,697	139,584	—
Investment in mutual fund, available-for-sale	7,544	7,544	—	—

Total investments, available-for-sale	172,825	33,241	139,584	—
Cash and cash equivalents	23,751	23,751	—	—

Total	$196,576	$56,992	$139,584	$—

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. There were no transfers between Level 1 and Level 2 for the three and six months ended June 30, 2012 and 2011. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

Based on the above categorization, there were no Level 3 classified security valuations at June 30, 2012 and 2011 and December 31, 2011 and 2010, nor any transfers into or out of Level 3 during these periods.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3. Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$22,184	$1,234	$—	$23,418
State	5,010	194	—	5,204
Political subdivisions	753	45	—	798
Revenue and assessment	22,058	1,559	(11)	23,606
Corporate bonds	67,561	6,394	—	73,955
Collateralized mortgage obligations:
Agency backed	13,485	956	—	14,441
Non-agency backed – residential	5,349	143	(130)	5,362
Non-agency backed – commercial	5,018	302	—	5,320
Redeemable preferred stocks	1,676	215	(11)	1,880

Total fixed maturities, available-for-sale	143,094	11,042	(152)	153,984
Investment in mutual fund, available-for-sale	7,501	376	—	7,877

	$150,595	$11,418	$(152)	$161,861

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$24,178	$1,350	$—	$25,528
State	6,099	288	—	6,387
Political subdivisions	754	27	—	781
Revenue and assessment	24,130	1,302	—	25,432
Corporate bonds	71,392	6,113	(208)	77,297
Collateralized mortgage obligations:
Agency backed	16,953	1,180	—	18,133
Non-agency backed – residential	5,530	66	(167)	5,429
Non-agency backed – commercial	5,862	275	(12)	6,125
Redeemable preferred stock	176	—	(7)	169

Total fixed maturities, available-for-sale	155,074	10,601	(394)	165,281
Investment in mutual fund, available-for-sale	7,501	43	—	7,544

	$162,575	$10,644	$(394)	$172,825

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following tables set forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

June 30, 2012	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$20,002	$—	$2,155	$22,157
After one through five years	51,538	1,003	—	52,541
After five through ten years	41,685	—	—	41,685
After ten years	10,598	—	—	10,598
No single maturity date	24,992	1,933	78	27,003

	$148,815	$2,936	$2,233	$153,984

December 31, 2011	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$15,801	$2,506	$955	$19,262
After one through five years	61,511	—	—	61,511
After five through ten years	42,997	689	—	43,686
After ten years	7,860	3,106	—	10,966
No single maturity date	26,623	2,168	1,065	29,856

	$154,792	$8,469	$2,020	$165,281

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses		Gross Unrealized Gains
At:	Less than or equal to 12 months	Greater than 12 months
June 30, 2012	2	5	127
December 31, 2011	7	4	139

The following tables reflect the fair value and gross unrealized losses of those fixed maturity securities in a continuous unrealized loss position for greater than 12 months. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

Gross Unrealized Losses at June 30, 2012:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	4	$1,544	$(38)
Greater than 10%	1	193	(103)

	5	$1,737	$(141)

Gross Unrealized Losses at December 31, 2011:	Number of Securities	Fair Value	Gross Unrealized Losses

Less than or equal to 10%	3	$2,760	$(92)
Greater than 10%	1	191	(110)

	4	$2,951	$(202)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of Securities with Gross Unrealized Losses
			Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses at June 30, 2012:		Gross Unrealized Losses	Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$196	$—	$—	$—	$—
Six months	—	—	—	—	—
Nine months	—	—	—	—	—
Twelve months	1,003	(11)	(11)	—	—
Greater than twelve months	1,737	(141)	(27)	(11)	(103)

Total	$2,936	$(152)	$(38)	$(11)	$(103)

	Fair Value of Securities with Gross Unrealized Losses
			Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses at December 31, 2011:		Gross Unrealized Losses	Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$2,506	$—	$—	$—	$—
Six months	1,945	(174)	—	(174)	—
Nine months	898	(11)	(11)	—	—
Twelve months	169	(7)	(7)	—	—
Greater than twelve months	2,951	(202)	(45)	(47)	(110)

Total	$8,469	$(394)	$(63)	$(221)	$(110)

Restrictions

At June 30, 2012, fixed maturities and cash equivalents with a fair value of $5.9 million (amortized cost of $5.3 million) were on deposit with various insurance departments as a requirement of doing business in those states. Fixed maturities and cash equivalents with a fair value of $9.0 million (amortized cost of $8.9 million) were on deposit with another insurance company as collateral for an assumed reinsurance contract.

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fixed maturities, available-for-sale	$1,746	$2,119	$3,506	$4,095
Investment in mutual fund, available-for-sale	140	151	277	302
Cash and cash equivalents	9	1	9	2
Other	29	30	58	58
Investment expenses	(162)	(158)	(318)	(323)

	$1,762	$2,143	$3,532	$4,134

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The components of net realized gains (losses) on investments, available-for-sale at fair value follow (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gains	$5	$150	$32	$150
Losses	(9)	(1)	(9)	(2)
Other-than-temporary impairment	(15)	—	(16)	(77)

	$(19)	$149	$7	$71

Realized gains and losses on sales of securities are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) charges is included in other comprehensive income (loss). The amounts of non-credit OTTI for securities still owned was $1.0 million for non-agency backed residential collateralized mortgage obligations (“CMOs”) and $0.2 million related to non-agency backed commercial CMOs at both June 30, 2012 and December 31, 2011.

Other-Than-Temporary Impairment

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10, the Company separates OTTI into the following two components: (i) the amount related to credit losses, which is recognized in the consolidated statement of operations and (ii) the amount related to all other factors, which is recorded in other comprehensive income (loss). The credit-related portion of an OTTI is measured by comparing a security's amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge.

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

The issuer-specific factors considered in reaching the conclusion that securities with declines are not other-than-temporarily impaired include (i) the extent and duration of the decline in fair value, including the duration of any significant decline in value, (ii) whether the security is current as to payments of principal and interest, (iii) a valuation of any underlying collateral, (iv) current and future conditions and trends for both the business and its industry, (v) changes in cash flow assumptions for CMOs and (vi) rating agency actions. Based on these factors, the Company makes a determination as to the probability of recovering principal and interest on the security.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The number and amount of securities for which the Company has recognized OTTI charges in net loss are presented in the following tables (in thousands, except for the number of securities).

	Three Months Ended June 30,
	2012		2011
	Number of Securities	OTTI	Number of Securities	OTTI
Collateralized mortgage obligations:
Non-agency backed – commercial	1	$(15)	—	$—
Portion of loss recognized in accumulated other comprehensive income (loss)		—		—

Net OTTI recognized in net loss		$(15)		$—

	Six Months Ended June 30,
	2012		2011
	Number of Securities	OTTI	Number of Securities	OTTI
Collateralized mortgage obligations:
Non-agency backed – residential	1	$(1)	1	$(77)
Non-agency backed – commercial	1	(15)	—	—

	2	(16)	1	(77)
Portion of loss recognized in accumulated other comprehensive income (loss)		—		—

Net OTTI recognized in net loss		$(16)		$(77)

The following is a progression of the credit-related portion of OTTI on investments owned at June 30, 2012 and 2011 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$(3,426)	$(3,475)	$(3,425)	$(3,590)
Additional credit impairments on:
Previously impaired securities	(15)	—	(16)	(77)
Securities without previous impairments	—	—	—	—

	(15)	—	(16)	(77)
Reductions for securities sold (realized)	—	132	—	324

	$(3,441)	$(3,343)	$(3,441)	$(3,343)

On a quarterly basis, the Company reviews cash flow estimates for certain non-agency backed CMOs of lesser credit quality following the guidance of FASB ASC 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets (“FASB ASC 325-40”). Accordingly, when changes in estimated cash flows occur due to actual or estimated prepayment or credit loss experience, and the present value of the revised cash flows is less than the present value previously estimated, OTTI is deemed to have occurred. For non-agency backed CMOs not subject to FASB ASC 325-40, the Company reviews quarterly projected cash flow analyses and recognizes OTTI when it determines that a loss is probable. The Company has recognized OTTI related to certain non-agency backed CMOs as the underlying cash flows have been adversely impacted due to a reduction in prepayments from mortgage refinancing and an increase in actual and projected delinquencies in the underlying mortgages.

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

The Company believes that the remaining securities having unrealized losses at June 30, 2012 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

4. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(4,208)	$(53,474)	$(12,415)	$(55,082)

Weighted average common basic shares	40,852	48,308	40,847	48,256
Effect of dilutive securities	—	—	—	—

Weighted average common dilutive shares	40,852	48,308	40,847	48,256

Basic and diluted net loss per share	$(0.10)	$(1.11)	$(0.30)	$(1.14)

For both the three and six months ended June 30, 2012 and 2011, the computation of diluted net loss per share did not include 0.1 million shares of unvested restricted common stock as their inclusion would have been anti-dilutive. Options to purchase approximately 5.3 million and 4.5 million shares for both the three and six months ended June 30, 2012 and 2011, respectively, were not included in the computation of diluted net loss per share as their exercise prices were in excess of the average stock prices for the periods presented.

5. Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Federal:
Current	$—	$—	$—	$—
Deferred	—	—	—	—

	—	—	—	—

State:
Current	(262)	258	(184)	55
Deferred	—	1	1	(98)

	(262)	259	(183)	(43)

	$(262)	$259	$(183)	$(43)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to loss before income taxes as a result of the following (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Benefit for income taxes at statutory rate	$(1,565)	$(18,625)	$(4,409)	$(19,294)
Tax effect of:
Tax-exempt investment income	(1)	(4)	(2)	(7)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to federal income taxes	1,545	3,775	4,372	4,331
Net operating loss carryforward expirations	—	735	—	735
Goodwill and identifiable intangible assets	—	14,084	—	14,084
Restricted stock	1	31	13	167
State income taxes, net of federal income tax benefit and valuation allowance	(262)	259	(183)	(43)
Other	20	4	26	(16)

	$(262)	$259	$(183)	$(43)

The Company had a valuation allowance of $31.5 million and $27.2 million at June 30, 2012 and December 31, 2011, respectively, to reduce deferred tax assets to the amount that is more likely than not to be realized. The change in the total valuation allowance for the six months ended June 30, 2012 was an increase of $4.3 million. For the six months ended June 30, 2012, the change in the valuation allowance included a reduction of $0.4 million related to unrealized change in investments included in other comprehensive income (loss) and increases of $0.2 million related to deferred state income taxes.

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its deferred tax assets, management considered both positive and negative evidence. The Company placed greater weight on historical results than on the Company’s outlook for future profitability and established a deferred tax valuation allowance at June 30, 2012 and December 31, 2011. The deferred tax valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, the Company would record an income tax benefit for the adjustment.

The Company’s policy is to consider all known income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations. The Company has not recognized any benefit in its consolidated statements of operations for the three and six months ended June 30, 2012 given the current uncertainty related to whether the Company will have both a loss from continuing operations and income from other sources for the year ending December 31, 2012.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table presents selected financial data by business segment (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Insurance	$57,916	$53,106	$113,350	$105,877
Real estate and corporate	29	28	62	57

Consolidated total	$57,945	$53,134	$113,412	$105,934

Loss before income taxes:
Insurance	$(3,181)	$(51,797)	$(9,803)	$(51,912)
Real estate and corporate	(1,289)	(1,418)	(2,795)	(3,213)

Consolidated total	$(4,470)	$(53,215)	$(12,598)	$(55,125)

	June 30, 2012	December 31, 2011
Total assets:
Insurance	$243,911	$241,815
Real estate and corporate	16,742	15,437

Consolidated total	$260,653	$257,252

7. Recent Accounting Pronouncements

In October 2010, the FASB issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force) (Topic 944), which clarifies what costs should be deferred by insurance companies when issuing or renewing insurance contracts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The Company adopted this standard on a prospective basis on January 1, 2012 and, therefore, recognized additional expense of $0.4 million over the first six months of 2012, consistent with the Company’s insurance policy terms and estimated deferred acquisition costs amortization period.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350), which allows companies to waive comparing the fair value of indefinite-lived intangible assets to their carrying amounts in assessing the recoverability of these assets if, based on qualitative factors, it is more likely than not that the fair value of the indefinite-lived intangible assets is greater than their carrying amounts. The Company early adopted the provisions of this guidance in the quarter ended June 30, 2012. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

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

At June 30, 2012, we leased and operated 369 retail locations (or “stores”) staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a tenant homeowner insurance product underwritten by us. At June 30, 2012, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business – General” in our Transition Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011 for additional information with respect to our business.

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Retail locations – beginning of period	378	385	382	393
Opened	—	—	—	—
Closed	(9)	—	(13)	(8)

Retail locations – end of period	369	385	369	385

The following table shows the number of our retail locations by state.

	June 30,		March 31,		December 31,
	2012	2011	2012	2011	2011	2010
Alabama	24	24	24	24	24	25
Florida	30	31	30	31	30	31
Georgia	60	60	60	60	60	60
Illinois	63	68	66	68	67	73
Indiana	17	17	17	17	17	17
Mississippi	7	8	8	8	8	8
Missouri	11	12	12	12	12	12
Ohio	27	27	27	27	27	27
Pennsylvania	16	16	16	16	16	16
South Carolina	26	26	26	26	26	26
Tennessee	19	20	19	20	20	20
Texas	69	76	73	76	75	78

Total	369	385	378	385	382	393

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

The following table presents gross premiums earned by state (in thousands). Driven by improvements in sales execution, net premiums earned for the three and six months ended June 30, 2012 increased 10.6% and 7.5%, respectively, compared with the same periods in the prior year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross premiums earned:
Georgia	$9,904	$9,269	$19,433	$18,719
Florida	6,847	5,057	12,919	9,896
Texas	5,851	5,753	11,528	11,644
Illinois	5,586	5,617	11,124	11,328
Alabama	4,442	4,176	8,670	8,353
Ohio	3,999	3,545	7,802	7,021
South Carolina	3,222	2,481	6,234	4,951
Tennessee	3,058	2,628	6,010	5,329
Pennsylvania	2,100	2,201	4,147	4,455
Indiana	1,203	1,136	2,379	2,279
Missouri	834	674	1,622	1,400
Mississippi	702	652	1,348	1,306

Total gross premiums earned	47,748	43,189	93,216	86,681
Premiums ceded to reinsurer	(47)	(46)	(96)	(94)

Total net premiums earned	$47,701	$43,143	$93,120	$86,587

The following table presents the change in the total number of policies in force (“PIF”) for the insurance operations. PIF increased as a result of higher new business policy production and improved policy life and retention. At June 30, 2012, PIF was 9.3% higher than at the same date in the prior year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Policies in force – beginning of period	170,254	160,588	141,862	144,582
Net change during period	(12,459)	(16,178)	15,933	(172)

Policies in force – end of period	157,795	144,410	157,795	144,410

FIRST ACCEPTANCE CORPORATION 10-Q

The following tables present total PIF for the insurance operations segregated by policies that were sold through our open and closed retail locations as well as our independent agents. For our retail locations, PIF are further segregated by (i) new and renewal and (ii) liability-only or full coverage. New policies are defined as those policies issued to both first-time customers and customers who have reinstated a lapsed or cancelled policy. Renewal policies are those policies which renewed after completing their full uninterrupted policy term. Liability-only policies are defined as those policies including only bodily injury (or no-fault) and property damage coverages, which are the required coverages in most states. For comparative purposes, the PIF data with respect to closed retail locations for each of the periods presented below includes all retail locations closed at June 30, 2012. PIF from open retail locations increased 10.2% during the current quarter on a year-over-year basis. In addition, the percentage of PIF with full coverage at June 30, 2012 that were sold through our open retail locations increased to 41.3%, compared with 39.2% at the same date in the prior year.

	June 30,
	2012	2011
Retail locations:
Open retail locations:
New	75,137	62,680
Renewal	76,598	75,011

	151,735	137,691
Closed retail locations:
New	681	1,504
Renewal	2,307	3,379

	2,988	4,883
Independent agents	3,072	1,836

Total policies in force	157,795	144,410

	June 30,
	2012	2011
Retail locations:
Open retail locations:
Liability-only	89,006	83,736
Full coverage	62,729	53,955

	151,735	137,691
Closed retail locations:
Liability-only	1,758	3,112
Full coverage	1,230	1,771

	2,988	4,883
Independent agents	3,072	1,836

Total policies in force	157,795	144,410

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

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents the loss, expense and combined ratios for our insurance operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Loss and loss adjustment expense	83.3%	74.6%	84.4%	73.6%
Expense	25.8%	28.4%	28.8%	29.8%

Combined	109.1%	103.0%	113.2%	103.4%

Excluding the severance and related benefits charges incurred in connection with the separation of certain executive officers of $1.3 million during March 2011, the expense and combined ratios for the six months ended June 30, 2011 were 28.2% and 101.9%, respectively.

Operational Initiatives

During the past year, we renewed our focus on improving the customer experience and value through several initiatives. Through July 2012, our progress has included:

•	investment in our sales management organization that improved the quality and consistency of the customer experience in our retail stores,

•	development of a new brand logo and cohesive brand strategy,

•	investment in rebranding our store fronts and refurbish our stores interiors,

•	development of electronic signature capabilities, thereby enabling most customers to receive quotes and bind policies over the phone and through the internet,

•

development of a consumer-based website that reflects our branding strategy, improves the customer experience, and allows for full-service capabilities including quoting, binding and receiving payments, and

•	implementation of our new multivariate (or scored) pricing programs.

Moving forward, we continue to believe that our retail stores are the foundation of our business, providing an opportunity for us to directly interact with our customers on a regular basis. We also recognize that customer preferences have changed and that we need to adapt to meet those needs. For that reason, we will continue to invest in our people, retail stores and our customer interaction efforts in order to improve the customer experience. Our current initiatives include:

•	expansion of our potential customer base through enhancements to our insurance products and expansion of ancillary product offerings, including life insurance,

•	trial sales of third party carrier auto insurance in select locations where pricing is highly competitive,

•	development of a web-specific sales strategy to drive quote traffic to our website,

•	continued investment and development of our website’s full-service capabilities, and

•	investment in our call center processes and people in order to better support our phone and web sales efforts.

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

FIRST ACCEPTANCE CORPORATION 10-Q

The value of our consolidated investment portfolio was $161.9 million at June 30, 2012 and consisted of fixed maturity securities and an investment in a mutual fund, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At June 30, 2012, we had gross unrealized gains of $11.4 million and gross unrealized losses of $0.2 million in our consolidated investment portfolio.

At June 30, 2012, 88% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. The average credit rating of our fixed maturity portfolio was A+ at June 30, 2012. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Investments in CMOs had a fair value of $25.1 million at June 30, 2012 and represented 16% of our fixed maturity portfolio. At June 30, 2012, 78% of our CMOs were considered investment grade by nationally recognized statistical rating agencies. In addition, 14% of our CMOs were rated AAA and 57% of our CMOs were backed by agencies of the United States government. Of the non-agency backed CMOs, 32% were rated AAA.

The following table summarizes our investment securities at June 30, 2012 (in thousands).

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$22,184	$1,234	$—	$23,418
State	5,010	194	—	5,204
Political subdivisions	753	45	—	798
Revenue and assessment	22,058	1,559	(11)	23,606
Corporate bonds	67,561	6,394	—	73,955
Collateralized mortgage obligations:
Agency backed	13,485	956	—	14,441
Non-agency backed – residential	5,349	143	(130)	5,362
Non-agency backed – commercial	5,018	302	—	5,320
Redeemable preferred stocks	1,676	215	(11)	1,880

Total fixed maturities, available-for-sale	143,094	11,042	(152)	153,984
Investment in mutual fund, available-for-sale	7,501	376	—	7,877

	$150,595	$11,418	$(152)	$161,861

The following table sets forth the scheduled maturities of our fixed maturity securities at June 30, 2012 based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$20,002	$—	$2,155	$22,157
After one through five years	51,538	1,003	—	52,541
After five through ten years	41,685	—	—	41,685
After ten years	10,598	—	—	10,598
No single maturity date	24,992	1,933	78	27,003

	$148,815	$2,936	$2,233	$153,984

FIRST ACCEPTANCE CORPORATION 10-Q

Three and Six Months Ended June 30, 2012 Compared with the Three and Six Months Ended June 30, 2011

Consolidated Results

Revenues for the three months ended June 30, 2012 increased 9% to $57.9 million from $53.1 million in the same period in the prior year. Loss before income taxes for the three months ended June 30, 2012 was $4.5 million, compared with loss before income taxes of $53.2 million for the three months ended June 30, 2011. The loss before income taxes for the three months ended June 30, 2011 included a goodwill and intangible assets impairment charge of $52.4 million, or $1.09 per share on a diluted basis. Net loss for the three months ended June 30, 2012 was $4.2 million, compared with net loss of $53.5 million for the three months ended June 30, 2011. Basic and diluted net loss per share were $0.10 for the three months ended June 30, 2012, compared with basic and diluted net loss per share of $1.11 for the same period in the prior year.

Revenues for the six months ended June 30, 2012 increased 7% to $113.4 million from $105.9 million in the same period in the prior year. Loss before income taxes for the six months ended June 30, 2012 was $12.6 million, compared with loss before income taxes of $55.1 million for the six months ended June 30, 2011. The loss before income taxes for the six months ended June 30, 2011 included a goodwill and intangible assets impairment charge of $52.4 million, or $1.09 per share on a diluted basis. Net loss for the six months ended June 30, 2012 was $12.4 million, compared with net loss of $55.1 million for the six months ended June 30, 2011. Basic and diluted net loss per share were $0.30 for the six months ended June 30, 2012, compared with basic and diluted net loss per share of $1.14 for the same period in the prior year.

Insurance Operations

Revenues from insurance operations were $57.9 million for the three months ended June 30, 2012, compared with $53.1 million for the three months ended June 30, 2011. Revenues from insurance operations were $113.4 million for the six months ended June 30, 2012, compared with $105.9 million for the six months ended June 30, 2011.

Loss before income taxes from insurance operations for the three months ended June 30, 2012 was $3.2 million, compared with loss before income taxes from insurance operations of $51.8 million for the three months ended June 30, 2011. Loss before income taxes from insurance operations for the six months ended June 30, 2012 was $9.8 million, compared with loss before income taxes from insurance operations of $51.9 million for the six months ended June 30, 2011. The loss before income taxes from insurance operations for the three and six months ended June 30, 2011 included a goodwill and intangible assets impairment charge of $52.4 million.

Premiums Earned

Premiums earned increased by $4.6 million, or 11%, to $47.7 million for the three months ended June 30, 2012, from $43.1 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, premiums earned increased by $6.5 million, or 7%, to $93.1 million from $86.6 million for the six months ended June 30, 2011. This improvement was primarily due to an increase in the number of PIF from 144,410 at June 30, 2011 to 157,795 at June 30, 2012, which we attribute to the continued sales, marketing, customer interaction and product initiatives. In addition, we experienced increases in both new policies sold during the most recent quarter and six-month period on a year-over-year basis and the number of PIF at June 30, 2012 compared to December 31, 2011. For those policies quoted, we continue to experience a higher close ratio for the quarter and six-month period ended June 30, 2012 compared with the same periods in the prior year.

Commission and Fee Income

Commission and fee income increased 10% to $8.5 million for the three months ended June 30, 2012, from $7.7 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, commission and fee income increased 11% to $16.8 million from $15.1 million for the six months ended June 30, 2011. This increase in commission and fee income was a result of higher fee income related to commissionable ancillary products sold through our retail locations and the increase in PIF noted above.

FIRST ACCEPTANCE CORPORATION 10-Q

Investment Income

Investment income decreased to $1.8 million during the three months ended June 30, 2012 from $2.1 million during the three months ended June 30, 2011. For the six months ended June 30, 2012, investment income decreased to $3.5 million from $4.1 million during the six months ended June 30, 2011. This decrease in investment income was primarily a result of the decline in invested assets as a result of cash used in operations and the $11.0 million used for repurchases of common stock during the prior fiscal year. At June 30, 2012 and 2011, the tax-equivalent book yields for our fixed maturities portfolio were 4.4% and 4.9%, respectively, with effective durations of 3.05 and 3.38 years, respectively.

Net realized gains (losses) on investments, available-for-sale

Net realized losses on investments, available-for-sale during the three months ended June 30, 2012 primarily included $15 thousand of charges related to other-than-temporary impairment (”OTTI”) on certain non-agency backed CMOs. Net realized gains on investments, available-for-sale during the three months ended June 30, 2011 included $149 thousand in net realized gains on redemptions.

For the six months ended June 30, 2012 net realized gains on investments, available-for-sale included $23 thousand in net realized gains on redemptions and $16 thousand of charges related to OTTI on certain non-agency backed CMOs. Net realized gains on investments, available-for-sale during the six months ended June 30, 2011 primarily included $148 thousand in net realized gains on redemptions and $77 thousand of charges related to OTTI on certain non-agency backed CMOs. For additional information with respect to the determination of OTTI losses on investment securities, see Note 3 to our consolidated financial statements.

Loss and Loss Adjustment Expenses

The loss and loss adjustment expense ratio was 83.3% for the three months ended June 30, 2012, compared with 74.6% for the three months ended June 30, 2011. The loss and loss adjustment expense ratio was 84.4% for the six months ended June 30, 2012, compared with 73.6% for the six months ended June 30, 2011. We experienced unfavorable development related to prior periods of $0.8 million for the three months ended June 30, 2012, compared with favorable development of $2.1 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, we experienced unfavorable development related to prior periods of $4.0 million, compared with favorable development of $2.7 million for the six months ended June 30, 2011. The unfavorable development for the three and six months ended June 30, 2012 was primarily due to adverse trends in bodily injury claims for recent accident years.

Excluding the development related to prior periods, the loss and loss adjustment expense ratios for the three months ended June 30, 2012 and 2011 were 81.5% and 79.5%, respectively. Excluding the development related to prior periods, the loss and loss adjustment expense ratios for the six months ended June 30, 2012 and 2011 were 80.1% and 76.8%, respectively. The year-over-year increase in the loss and loss adjustment expense ratio was primarily due to higher loss and loss adjustment expense driven by an increase in frequency across most coverages.

In December 2011, we completed the process of implementing new scored pricing programs. We believe these new scored pricing programs provide us with greater pricing segmentation and improve our pricing relative to the risk we are insuring. Currently, approximately 66% of our PIF have been underwritten using these new scored pricing programs.

We perform state-by-state reviews of all insurance pricing programs on a quarterly basis and alter rates as we believe necessary. In response to the increases in our loss ratio during recent quarters, we implemented rate increases on most of our non-scored pricing programs during the first quarter. In addition, we recently implemented rate increases for our scored pricing programs in most states. The full benefit of these rate actions will not be fully realized until all customers renew their policies under the new rates, typically six months from the date of rate change implementation.

Operating Expenses

Insurance operating expenses increased 4% to $20.8 million for the three months ended June 30, 2012 from $20.0 million for the three months ended June 30, 2011. The increase was primarily a result of additional costs associated with sales, marketing and customer service organizational initiatives and enhancements to our

FIRST ACCEPTANCE CORPORATION 10-Q

underwriting processes associated with the new scored pricing programs, slightly offset by savings realized from the closure of underperforming stores. For the six months ended June 30, 2012, insurance operating expenses increased 6% to $43.6 million from $41.0 million for the six months ended June 30, 2011. In addition to the factors noted above, the increase for the six months ended June 30, 2012 was also greater considering the March 2011 severance and related benefits charges of $1.3 million incurred in connection with the separation of certain executive officers.

The expense ratio was 25.8% for the three months ended June 30, 2012, compared with 28.4% for the three months ended June 30, 2011. The expense ratio was 28.8% for the six months ended June 30, 2012, compared with 29.8% for the six months ended June 30, 2011. Excluding the severance and related benefits charges noted above, the expense ratio for the six months ended June 30, 2011 was 28.2%, compared to 28.8% for the six months ended June 30, 2012.

Overall, the combined ratio increased to 109.1% for the three months ended June 30, 2012 from 103.0% for the three months ended June 30, 2011. For the six months ended June 30, 2012, the combined ratio increased to 113.2% from 103.4% for the six months ended June 30, 2011. Excluding the severance and related benefits charges noted above, the combined ratio for the six months ended June 30, 2011 was 101.9%.

Goodwill and Intangible Assets Impairment

We recorded a non-cash, pre-tax goodwill and intangible assets impairment charge during the quarter ended June 30, 2011 of $52.4 million. We are required to perform periodic impairment tests of our goodwill and intangible assets. As a result of recent trends in industry transaction and trading multiples, we recognized a non-cash, pre-tax goodwill impairment charge of $50.9 million during the quarter ended June 30, 2011, which included a $1.9 million addition to deferred tax liabilities.

Indefinite-lived intangible assets primarily consist of acquired trademarks and trade names. As a result of decisions made by management during the quarter ended June 30, 2011 regarding entity-wide branding initiatives, we recognized a non-cash, pre-tax impairment charge of $1.6 million related to trade name intangible assets.

Provision (Benefit) for Income Taxes

The benefit for income taxes was $0.3 million for the three months ended June 30, 2012, compared with the provision for income taxes of $0.3 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, the benefit for income taxes was $0.2 million compared with the benefit for income taxes of $0.1 million for the six months ended June 30, 2011. The provision (benefit) for income taxes related to current state income taxes for certain subsidiaries with taxable income. The provision (benefit) for income taxes for the three and six months ended June 30, 2012 and 2011 included adjustments that reduced certain state income taxes. At June 30, 2012 and 2011, we established a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing our ability to support the realizability of our deferred tax assets, we considered both positive and negative evidence. We placed greater weight on historical results than on our outlook for future profitability. The deferred tax valuation allowance may be adjusted in future periods if we determine that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, we would record an income tax benefit for the adjustment.

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the three months ended June 30, 2012 was $1.3 million, compared with a loss before income taxes from real estate and corporate operations of $1.4 million for the three months ended June 30, 2011. Loss before income taxes from real estate and corporate operations for the six months ended June 30, 2012 was $2.8 million, compared with a loss before income taxes from real estate and corporate operations of $3.2 million for the six months ended June 30, 2011. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $1.0 million and $2.0 million, respectively, of interest expense during both the three and six months ended June 30, 2012 and 2011 related to the debentures issued in June 2007.

FIRST ACCEPTANCE CORPORATION 10-Q

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash used in operating activities for the six months ended June 30, 2012 was $1.0 million, compared with net cash used in operating activities of $3.0 million for the same period in the prior fiscal year. Net cash used in operating activities for the six months ended June 30, 2012 was primarily the result of the current period loss significantly offset by the increase in policy liabilities for losses and unearned premiums as a result of the increase in premiums written. Net cash provided by investing activities for the six months ended June 30, 2012 was $9.0 million, compared with net cash provided by investing activities of $3.3 million for the same period in the prior fiscal year. The six months ended June 30, 2012 and 2011 included net reductions in our investment portfolio of $11.9 million and $3.6 million, respectively. The net reductions in our investment portfolio in both periods were primarily a result of maturities and redemptions. Investing activities during the six months ended June 30, 2012 also included capital expenditures of $2.9 million primarily related to the rebranding of our retail stores.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products to our insureds and, if necessary and available subject to state law limitations, the holding company may receive dividends from our insurance company subsidiaries. The holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At June 30, 2012, we had $14.3 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.

The holding company has debt service requirements related to the debentures payable. The debentures are interest-only and mature in full in July 2037. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which time the rate became variable (Three-Month LIBOR plus 375 basis points). Our interest rate related to the debentures decreases to 4.197% for the period from August 2012 to October 2012, after which the quarterly variable interest rate will reset.

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At June 30, 2012, our insurance company subsidiaries could not pay ordinary dividends without prior regulatory approval due to a negative earned surplus position.

The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratios for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus were 2.43-to-1 at June 30, 2012. Based on our current forecast on a combined basis, we anticipate that our risk-based capital levels will be adequate and that our ratio of net premiums written to statutory capital and surplus will not exceed the 3-to-1 statutory guideline for the reasonably foreseeable future. We therefore believe that our insurance company subsidiaries have sufficient statutory capital and surplus available to support their net premium writings in this time frame.

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

FIRST ACCEPTANCE CORPORATION 10-Q

Off-Balance Sheet Arrangements

We have not entered into any new off-balance sheet arrangements since December 31, 2011. For information with respect to our off-balance sheet arrangements at December 31, 2011, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” included in our Transition Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011.

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the three months ended June 30, 2012 compared with those disclosed in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Transition Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011.

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$159,329	$156,645	$153,984	$151,394	$148,904	$144,140

The following table provides information about our fixed maturity investments at June 30, 2012 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and OTTI) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2012	$16,170	$—	$2,155	$18,325
2013	10,410	—	—	10,410
2014	29,137	—	—	29,137
2015	8,353	1,000	—	9,353
2016	9,048	—	—	9,048
Thereafter	62,534	1,490	—	64,024

Total	$135,652	$2,490	$2,155	$140,297

Fair value	$148,815	$2,936	$2,233	$153,984

On June 15, 2007, our trust entity, First Acceptance Statutory Trust I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points). Our interest rate related to the debentures decreases to 4.197% for the period from August 2012 to October 2012, after which the quarterly variable interest rate will reset.

FIRST ACCEPTANCE CORPORATION 10-Q

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment in any one investment, excluding U.S. government and agency securities, is our investment in a single mutual fund with a fair value of $7.8 million, or 5% of our investment portfolio. Our five largest investments make up 18% of our investment portfolio. The average credit quality rating for our fixed maturity portfolio was A+ at June 30, 2012.

The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized statistical rating organizations at June 30, 2012 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$28,476	19%	$29,947	19%
AA+, AA, AA-	54,253	36%	58,989	36%
A+, A, A-	40,166	27%	43,940	27%
BBB+, BBB, BBB-	8,659	6%	9,057	6%

Total investment grade	131,554	88%	141,933	88%

Not rated	14,255	9%	15,129	9%
B+, B, B-	1,792	1%	1,848	1%
CCC+, CCC, CCC-	2,902	2%	2,808	2%
CC+, CC, CC-	92	0%	123	0%
C+, C, C-	—	0%	13	0%
D	—	0%	7	0%

Total non-investment grade	4,786	3%	4,799	3%

Total	$150,595	100%	$161,861	100%

The mortgage industry has experienced a significant number of delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant declines in fair value. At June 30, 2012, our fixed maturity portfolio included three CMOs having sub-prime exposure with both an amortized cost and a fair value of $0.7 million, and no exposure to Alt-A investments.

Our investment portfolio consists of $29.6 million of municipal bonds, of which $17.7 million are insured. Of the insured bonds, 77% are insured with MBIA, 10% with AMBAC and 13% with XL Capital. These securities are paying their principal and periodic interest timely.

The following table presents the underlying ratings at June 30, 2012, represented by the lower of either Standard and Poor’s, Fitch’s, or Moody’s ratings, of the municipal bond portfolio (in thousands).

	Insured		Uninsured		Total
	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Fair Value
AAA	$—	0%	$2,800	23%	$2,800	10%
AA+, AA, AA-	7,350	41%	4,610	39%	11,960	40%
A+, A, A-	8,673	49%	4,484	38%	13,157	44%
BBB+, BBB, BBB-	1,686	10%	—	0%	1,686	6%
Not Rated	5	0%	—	0%	5	0%

Total	$17,714	100%	$11,894	100%	$29,608	100%

FIRST ACCEPTANCE CORPORATION 10-Q

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of June 30, 2012. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Senior Vice President of Finance (principal financial officer) concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

As discussed in “Part I, Item 3. Legal Proceedings” of our Transition Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011, in the interest of judicial economy, in March 2012, we settled a lawsuit against our insured in which the plaintiffs sought extra-contractual damages against one of our insurance company subsidiaries. We have not accrued any amount at June 30, 2012 for possible recoveries that may offset the costs and expenses relating to this litigation settlement. Any such recoveries will be recorded in our operating results during the periods in which the recoveries are probable.

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

FIRST ACCEPTANCE CORPORATION

Date: August 7, 2012	By:	/s/ John R. Barnett
John R. Barnett
Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)