Form 10-Q
period 2012-09-30
FIRST ACCEPTANCE CORP /DE/
filed 2012-11-06
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At November 6, 2012, there were 40,942,957 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments, available-for-sale at fair value (amortized cost of $117,215 and $162,575, respectively)	$126,539	$172,825
Cash and cash equivalents	37,013	23,751
Premiums and fees receivable, net of allowance of $478 and $364	48,006	41,313
Receivable for securities	29,613	—
Other assets	7,210	8,005
Property and equipment, net	5,017	3,315
Deferred acquisition costs	3,588	3,243
Identifiable intangible assets	4,800	4,800

TOTAL ASSETS	$261,786	$257,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$76,784	$69,436
Unearned premiums and fees	58,478	50,464
Debentures payable	41,240	41,240
Other liabilities	12,089	13,383

Total liabilities	188,591	174,523

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 40,943 and 40,928 shares issued and outstanding, respectively	409	409
Additional paid-in capital	456,584	456,056
Accumulated other comprehensive income	9,324	10,250
Accumulated deficit	(393,122)	(383,986)

Total stockholders’ equity	73,195	82,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$261,786	$257,252

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Premiums earned	$46,444	$40,505	$139,564	$127,092
Commission and fee income	8,287	7,500	25,040	22,642
Investment income	1,624	2,021	5,156	6,155
Net realized gains (losses) on investments, available-for-sale	3,213	(57)	3,220	14

	59,568	49,969	172,980	155,903

Costs and expenses:
Losses and loss adjustment expenses	35,828	33,248	114,418	97,020
Insurance operating expenses	18,851	18,625	62,411	59,546
Other operating expenses	192	244	682	935
Litigation settlement	—	—	—	(4)
Stock-based compensation	97	91	507	724
Depreciation and amortization	604	344	1,606	1,008
Interest expense	618	990	2,576	2,938
Goodwill and intangible assets impairment	—	—	—	52,434

	56,190	53,542	182,200	214,601

Income (loss) before income taxes	3,378	(3,573)	(9,220)	(58,698)
Provision (benefit) for income taxes	99	115	(84)	72

Net income (loss)	$3,279	$(3,688)	$(9,136)	$(58,770)

Net income (loss) per share:
Basic and diluted	$0.08	$(0.08)	$(0.22)	$(1.22)

Number of shares used to calculate net income (loss) per share:
Basic	40,873	48,232	40,856	48,248

Diluted	40,943	48,232	40,856	48,248

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$3,279	$(3,688)	$(9,136)	$(58,770)
Net unrealized change in investments	(1,942)	825	(926)	1,415

Comprehensive income (loss)	$1,337	$(2,863)	$(10,062)	$(57,355)

Detail of net realized gains (losses) on investments, available-for-sale:
Net realized gains (losses) on sales and redemptions	$3,220	$(26)	$3,243	$122
Other-than-temporary impairment (“OTTI”) charges	—	—	—	—
Non-credit portion included in comprehensive loss	—	—	—	—
OTTI charges reclassified from other comprehensive loss	(7)	(31)	(23)	(108)

OTTI charges recognized in loss	(7)	(31)	(23)	(108)

Net realized gains (losses) on investments, available-for-sale	$3,213	$(57)	$3,220	$14

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(9,136)	$(58,770)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,606	1,008
Stock-based compensation	507	724
Deferred income taxes	1	(98)
Goodwill and intangible assets impairment	—	52,434
Other-than-temporary impairment on investment securities	23	108
Net realized gains on sales and redemptions of investments	(3,243)	(122)
Other	340	287
Change in:
Premiums and fees receivable	(6,807)	(3,414)
Loss and loss adjustment expense reserves	7,348	(1,361)
Unearned premiums and fees	8,014	2,847
Other	(808)	(2,013)

Net cash used in operating activities	(2,155)	(8,370)

Cash flows from investing activities:
Purchases of investments, available-for-sale	(3,836)	(11,412)
Maturities and redemptions of investments, available-for-sale	25,864	20,531
Sales of investments, available-for-sale	26,343	—
Net change in receivable for securities	(29,613)	—
Capital expenditures	(3,330)	(997)
Other	—	(3)

Net cash provided by investing activities	15,428	8,119

Cash flows from financing activities:
Payments on borrowings	(38)	(60)
Purchase of treasury stock	—	(736)
Net proceeds from issuance of common stock	27	24

Net cash used in financing activities	(11)	(772)

Net change in cash and cash equivalents	13,262	(1,023)
Cash and cash equivalents, beginning of period	23,751	29,078

Cash and cash equivalents, end of period	$37,013	$28,055

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

Fair Value of Financial Instruments

The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments, available-for-sale	$126,539	$126,539	$172,825	$172,825
Liabilities:
Debentures payable	41,240	11,758	41,240	14,868

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The fair values as presented above represent the Company’s best estimates and may not be substantiated by comparisons to independent markets. The fair value of the debentures payable was based on current market rates offered for debt with similar risks and maturities and takes into account the Company’s own credit risk (valuation classified as Level 3). Carrying values of certain financial instruments, such as cash and cash equivalents and premiums and fees receivable, approximate fair value due to the short-term nature of the instruments and are not required to be disclosed. Therefore, the aggregate of the fair values presented in the preceding table do not purport to represent the Company’s underlying value.

The Company holds available-for-sale investments, which are carried at fair value. The following tables present the fair-value measurements for each major category of assets that are measured on a recurring basis (in thousands).

		Fair Value Measurements Using
September 30, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$18,202	$18,202	$—	$—
State	4,157	—	4,157	—
Political subdivisions	795	—	795	—
Revenue and assessment	21,238	—	21,238	—
Corporate bonds	48,177	—	48,177	—
Collateralized mortgage obligations:
Agency backed	13,176	—	13,176	—
Non-agency backed – residential	5,555	—	5,555	—
Non-agency backed – commercial	5,309	—	5,309	—
Redeemable preferred stock	1,746	1,746	—	—

Total fixed maturities, available-for-sale	118,355	19,948	98,407	—
Investment in mutual fund, available-for-sale	8,184	8,184	—	—

Total investments, available-for-sale	126,539	28,132	98,407	—
Cash and cash equivalents	37,013	37,013	—	—

Total	$163,552	$65,145	$98,407	$—

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

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. There were no transfers between Level 1 and Level 2 for the three and nine months ended September 30, 2012 and 2011. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

Based on the above categorization, there were no Level 3 classified security valuations at September 30, 2012 and 2011 and December 31, 2011 and 2010, nor any transfers into or out of Level 3 during these periods.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$17,202	$1,000	$—	$18,202
State	3,997	160	—	4,157
Political subdivisions	753	42	—	795
Revenue and assessment	19,652	1,593	(7)	21,238
Corporate bonds	44,232	3,945	—	48,177
Collateralized mortgage obligations:
Agency backed	12,242	934	—	13,176
Non-agency backed – residential	5,232	438	(115)	5,555
Non-agency backed – commercial	4,904	405	—	5,309
Redeemable preferred stock	1,500	246	—	1,746

Total fixed maturities, available-for-sale	109,714	8,763	(122)	118,355
Investment in mutual fund, available-for-sale	7,501	683	—	8,184

	$117,215	$9,446	$(122)	$126,539

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$24,178	$1,350	$—	$25,528
State	6,099	288	—	6,387
Political subdivisions	754	27	—	781
Revenue and assessment	24,130	1,302	—	25,432
Corporate bonds	71,392	6,113	(208)	77,297
Collateralized mortgage obligations:
Agency backed	16,953	1,180	—	18,133
Non-agency backed – residential	5,530	66	(167)	5,429
Non-agency backed – commercial	5,862	275	(12)	6,125
Redeemable preferred stock	176	—	(7)	169

Total fixed maturities, available-for-sale	155,074	10,601	(394)	165,281
Investment in mutual fund, available-for-sale	7,501	43	—	7,544

	$162,575	$10,644	$(394)	$172,825

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following tables set forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

September 30, 2012	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$21,862	$—	$—	$21,862
After one through five years	35,154	702	—	35,856
After five through ten years	24,151	—	—	24,151
After ten years	10,700	—	—	10,700
No single maturity date	25,461	325	—	25,786

	$117,328	$1,027	$—	$118,355

December 31, 2011	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$15,801	$2,506	$955	$19,262
After one through five years	61,511	—	—	61,511
After five through ten years	42,997	689	—	43,686
After ten years	7,860	3,106	—	10,966
No single maturity date	26,623	2,168	1,065	29,856

	$154,792	$8,469	$2,020	$165,281

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses		Gross Unrealized Gains
At:	Less than or equal to 12 months	Greater than 12 months
September 30, 2012	2	1	116
December 31, 2011	7	4	139

The following tables reflect the fair value and gross unrealized losses of those fixed maturity securities in a continuous unrealized loss position for greater than 12 months. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

Gross Unrealized Losses at September 30, 2012:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	—	$—	$—
Greater than 10%	1	200	(94)

	1	$200	$(94)

Gross Unrealized Losses at December 31, 2011:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	3	$2,760	$(92)
Greater than 10%	1	191	(110)

	4	$2,951	$(202)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of
	Securities with		Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses at September 30, 2012:	Gross Unrealized Losses	Gross Unrealized Losses	Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$125	$(21)	$—	$—	$(21)
Six months	—	—	—	—	—
Nine months	702	(7)	(7)	—	—
Twelve months	—	—	—	—	—
Greater than twelve months	200	(94)	—	—	(94)

Total	$1,027	$(122)	$(7)	$—	$(115)

	Fair Value of
	Securities with		Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses at December 31, 2011:	Gross Unrealized Losses	Gross Unrealized Losses	Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$2,506	$—	$—	$—	$—
Six months	1,945	(174)	—	(174)	—
Nine months	898	(11)	(11)	—	—
Twelve months	169	(7)	(7)	—	—
Greater than twelve months	2,951	(202)	(45)	(47)	(110)

Total	$8,469	$(394)	$(63)	$(221)	$(110)

Restrictions

At September 30, 2012, fixed maturities and cash equivalents with a fair value and amortized cost of $5.9 million were on deposit with various insurance departments as a requirement of doing business in those states. Fixed maturities and cash equivalents with a fair value and amortized cost of $9.3 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Fixed maturities, available-for-sale	$1,629	$2,002	$5,136	$6,097
Investment in mutual fund, available-for-sale	144	150	420	452
Other	10	29	77	89
Investment expenses	(159)	(160)	(477)	(483)

	$1,624	$2,021	$5,156	$6,155

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The components of net realized gains (losses) on investments, available-for-sale at fair value follow (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gains	$3,242	$7	$3,274	$157
Losses	(22)	(33)	(31)	(35)
Other-than-temporary impairment	(7)	(31)	(23)	(108)

	$3,213	$(57)	$3,220	$14

Realized gains and losses on sales of securities are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) charges is included in other comprehensive income (loss). The amounts of non-credit OTTI for securities still owned was $1.0 million for non-agency backed residential collateralized mortgage obligations (“CMOs”) and $0.2 million for non-agency backed commercial CMOs at both September 30, 2012 and December 31, 2011.

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

	Three Months Ended September 30,
	2012		2011
	Number of Securities	OTTI	Number of Securities	OTTI
Collateralized mortgage obligations:
Non-agency backed – residential	1	$(7)	2	$(31)
Non-agency backed – commercial	—	—	—	—

	1	(7)	2	(31)

Portion of loss recognized in accumulated other comprehensive income (loss)		—		—

Net OTTI recognized in net income (loss)		$(7)		$(31)

	Nine Months Ended September 30,
	2012		2011
	Number of Securities	OTTI	Number of Securities	OTTI
Collateralized mortgage obligations:
Non-agency backed – residential	2	$(8)	2	$(108)
Non-agency backed – commercial	1	(15)	—	—

	3	(23)	2	(108)

Portion of loss recognized in accumulated other comprehensive income (loss)		—		—

Net OTTI recognized in net income (loss)		$(23)		$(108)

The following is a progression of the credit-related portion of OTTI on investments owned at September 30, 2012 and 2011 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$(3,441)	$(3,343)	$(3,425)	$(3,590)
Additional credit impairments on:
Previously impaired securities	(7)	(31)	(23)	(108)
Securities without previous impairments	—	—	—	—

	(7)	(31)	(23)	(108)
Reductions for securities sold (realized)	—	45	—	369

	$(3,448)	$(3,329)	$(3,448)	$(3,329)

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

The Company believes that the remaining securities having unrealized losses at September 30, 2012 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

4.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$3,279	$(3,688)	$(9,136)	$(58,770)

Weighted average common basic shares	40,873	48,232	40,856	48,248
Effect of dilutive securities	70	—	—	—

Weighted average common dilutive shares	40,943	48,232	40,856	48,248

Basic and diluted net income (loss) per share	$0.08	$(0.08)	$(0.22)	$(1.22)

For the three months ended September 30, 2012, the computation of diluted net income per share included 70 thousand shares of unvested restricted common stock. For the three months ended September 30, 2011 and both the nine months ended September 30, 2012 and 2011, the computation of diluted net loss per share did not include 70 thousand shares of unvested restricted common stock as their inclusion would have been anti-dilutive. Options to purchase approximately 1.6 million and 4.5 million shares for both the three and nine months ended September 30, 2012 and 2011, respectively, were not included in the computation of diluted net income (loss) per share as their exercise prices were in excess of the average stock prices for the periods presented.

5.	Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Federal:
Current	$—	$—	$—	$—
Deferred	—	—	—	—

	—	—	—	—
State:
Current	99	115	(85)	170
Deferred	—	—	1	(98)

	99	115	(84)	72

	$99	$115	$(84)	$72

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Provision (benefit) for income taxes at statutory rate	$1,182	$(1,250)	$(3,227)	$(20,544)
Tax effect of:
Tax-exempt investment income	(10)	(1)	(13)	(8)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to federal income taxes	(3,693)	1,247	678	5,578
Net operating loss carryforward expirations	—	—	—	735
Goodwill and identifiable intangible assets	—	—	—	14,084
Stock-based compensation	2,516	—	2,530	167
State income taxes, net of federal income tax benefit and valuation allowance	99	115	(84)	72
Other	5	4	32	(12)

	$99	$115	$(84)	$72

The Company had a valuation allowance of $28.2 million and $27.2 million at September 30, 2012 and December 31, 2011, respectively, to reduce deferred tax assets to the amount that is more likely than not to be realized. The change in the total valuation allowance for the nine months ended September 30, 2012 was an increase of $1.0 million. For the nine months ended September 30, 2012, the change in the valuation allowance included a reduction of $0.3 million related to unrealized change in investments included in other comprehensive income (loss).

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its deferred tax assets, management considered both positive and negative evidence. The Company placed greater weight on historical results than on the Company’s outlook for future profitability and established a deferred tax valuation allowance at September 30, 2012 and December 31, 2011. The deferred tax valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, the Company would record an income tax benefit for the adjustment.

The Company’s policy is to consider all known income sources, including other comprehensive income, in determining the amount of tax benefit allocated to continuing operations. The Company has not recognized any benefit in its consolidated statements of operations for the three and nine months ended September 30, 2012 given the current uncertainty related to whether the Company will have both a loss from continuing operations and income from other sources for the year ending December 31, 2012.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table presents selected financial data by business segment (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Insurance	$59,550	$49,939	$172,900	$155,817
Real estate and corporate	18	30	80	86

Consolidated total	$59,568	$49,969	$172,980	$155,903

Income (loss) before income taxes:
Insurance	$4,266	$(2,278)	$(5,537)	$(54,190)
Real estate and corporate	(888)	(1,295)	(3,683)	(4,508)

Consolidated total	$3,378	$(3,573)	$(9,220)	$(58,698)

	September 30, 2012	December 31, 2011
Total assets:
Insurance	$256,843	$241,815
Real estate and corporate	4,943	15,437

Consolidated total	$261,786	$257,252

7.	Recent Accounting Pronouncements

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

At September 30, 2012, we leased and operated 369 retail locations (or “stores”) staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a tenant homeowner insurance product underwritten by us. At September 30, 2012, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business - General” in our Transition Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011 for additional information with respect to our business.

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Retail locations – beginning of period	369	385	382	393
Opened	—	—	—	—
Closed	—	(2)	(13)	(10)

Retail locations – end of period	369	383	369	383

The following table shows the number of our retail locations by state.

	September 30,		June 30,		December 31,
	2012	2011	2012	2011	2011	2010
Alabama	24	24	24	24	24	25
Florida	30	31	30	31	30	31
Georgia	60	60	60	60	60	60
Illinois	63	67	63	68	67	73
Indiana	17	17	17	17	17	17
Mississippi	7	8	7	8	8	8
Missouri	11	12	11	12	12	12
Ohio	27	27	27	27	27	27
Pennsylvania	16	16	16	16	16	16
South Carolina	26	26	26	26	26	26
Tennessee	19	20	19	20	20	20
Texas	69	75	69	76	75	78

Total	369	383	369	385	382	393

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

The following table presents gross premiums earned by state (in thousands). Driven by improvements in sales execution, a higher percentage of full coverage policies sold and rate increases taken in most states, net premiums earned for the three and nine months ended September 30, 2012 increased 14.7% and 9.8%, respectively, compared with the same periods in the prior year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross premiums earned:
Georgia	$9,694	$8,711	$29,127	$27,430
Florida	6,863	4,810	19,781	14,705
Texas	5,520	5,219	17,049	16,863
Illinois	5,394	5,268	16,518	16,596
Alabama	4,275	3,986	12,946	12,339
Ohio	3,940	3,367	11,741	10,388
South Carolina	3,172	2,389	9,406	7,339
Tennessee	2,960	2,524	8,971	7,853
Pennsylvania	2,083	2,020	6,230	6,476
Indiana	1,161	1,049	3,540	3,328
Missouri	773	614	2,395	2,014
Mississippi	657	593	2,004	1,899

Total gross premiums earned	46,492	40,550	139,708	127,230
Premiums ceded to reinsurer	(48)	(45)	(144)	(138)

Total net premiums earned	$46,444	$40,505	$139,564	$127,092

The following table presents the change in the total number of policies in force (“PIF”) for the insurance operations. PIF increased on a year-over-year basis as a result of improved policy life and retention, as well as higher new business policy production driven by improved retail sales execution and the addition of sales through the call center and website. At September 30, 2012, PIF was 5.6% higher than at the same date in the prior year. The higher percentage decrease in PIF in the current quarter of 5.7%, compared with 2.4% during the same period in the prior year, resulted from higher new business policy production during the first and second quarters of 2012 and the timing of cancellations on those policies. The decline in the current quarter is attributed to new business as renewal business PIF is up 1.0% in the current quarter.

FIRST ACCEPTANCE CORPORATION 10-Q

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Policies in force – beginning of period	157,795	144,410	141,862	144,582
Net change during period	(8,996)	(3,480)	6,937	(3,652)

Policies in force – end of period	148,799	140,930	148,799	140,930

The following tables present total PIF for the insurance operations segregated by policies that were sold through our open and closed retail locations as well as our independent agents, call center and web. For our retail locations, PIF are further segregated by (i) new and renewal and (ii) liability-only or full coverage. New policies are defined as those policies issued to both first-time customers and customers who have reinstated a lapsed or cancelled policy. Renewal policies are those policies which renewed after completing their full uninterrupted policy term. Liability-only policies are defined as those policies including only bodily injury (or no-fault) and property damage coverages, which are the required coverages in most states. For comparative purposes, the PIF data with respect to closed retail locations for each of the periods presented below includes all retail locations closed at September 30, 2012. PIF from open retail locations increased 6.6% during the current quarter on a year-over-year basis. In addition, the percentage of PIF with full coverage at September 30, 2012 that were sold through our open retail locations increased to 41.7%, compared with 39.3% at the same date in the prior year.

	September 30,
	2012	2011
Retail locations:
Open retail locations:
New	65,978	59,932
Renewal	77,644	74,759

	143,622	134,691

Closed retail locations:
New	135	1,311
Renewal	1,847	3,111

	1,982	4,422

Independent agents	1,895	1,783
Call center and web	1,300	34

Total policies in force	148,799	140,930

	September 30,
	2012	2011
Retail locations:
Open retail locations:
Liability-only	83,740	81,806
Full coverage	59,882	52,885

	143,622	134,691

Closed retail locations:
Liability-only	1,161	2,778
Full coverage	821	1,644

	1,982	4,422

Independent agents	1,895	1,783
Call center and web	1,300	34

Total policies in force	148,799	140,930

Insurance companies present a combined ratio as a measure of their overall underwriting profitability. The components of the combined ratio are as follows.

FIRST ACCEPTANCE CORPORATION 10-Q

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

The following table presents the loss, expense and combined ratios for our insurance operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Loss and loss adjustment expense	77.1%	82.1%	82.0%	76.4%
Expense	22.8%	27.5%	26.8%	29.0%

Combined	99.9%	109.6%	108.8%	105.4%

Excluding the severance and related benefits charges incurred in connection with the separation of certain executive officers of $1.3 million during March 2011, the expense and combined ratios for the nine months ended September 30, 2011 were 28.0% and 104.3%, respectively.

Operational Initiatives

During the past year, we renewed our focus on improving the customer experience and value through several initiatives. Through October 2012, our progress has included:

•	investment in our sales management organization that improved the quality and consistency of the customer experience in our retail stores,

•	development of a new brand logo and cohesive brand strategy,

•	investment in rebranding our store fronts and refurbishing our store interiors,

•	development of electronic signature capabilities, thereby enabling most customers to receive quotes and bind policies over the phone and through the internet,

•

development of a consumer-based website that reflects our branding strategy, improves the customer experience, and allows for full-service capabilities including quoting, binding and receiving payments,

•	implementation of trial sales of third party carrier auto insurance in select locations where pricing is highly competitive, and

•	development of a web-specific sales strategy to drive quote traffic to our website.

Moving forward, we continue to believe that our retail stores are the foundation of our business, providing an opportunity for us to directly interact with our customers on a regular basis. We also recognize that customer preferences have changed and that we need to adapt to meet those needs. For that reason, we will continue to invest in our people, retail stores, web and call center initiatives, and our customer interaction efforts in order to improve the customer experience. Our current initiatives include:

•	expansion of our potential customer base through enhancements to our insurance products and expansion of ancillary product offerings, including life insurance,

•	continued investment and refinement of our web-specific sales strategy,

•	continued investment and development of our website’s full-service capabilities,

•	continued trial sales of third party carrier auto insurance in select locations where pricing is highly competitive, and

•	investment in our call center processes and people in order to better support our phone and web sales efforts.

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

The invested assets of the insurance company subsidiaries consist substantially of marketable, investment grade U.S. government securities, municipal bonds, corporate bonds and collateralized mortgage obligations (“CMOs”). Investment income is comprised primarily of interest earned on these securities, net of related investment expenses. Realized gains and losses may occur from time to time as changes are made to our holdings based upon changes in interest rates, the credit quality of specific securities or other corporate objectives.

The value of our consolidated investment portfolio was $126.5 million at September 30, 2012 and consisted of fixed maturity securities and an investment in a mutual fund, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At September 30, 2012, we had gross unrealized gains of $9.4 million and gross unrealized losses of $0.1 million in our consolidated investment portfolio.

At September 30, 2012, 84% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. The average credit rating of our fixed maturity portfolio was AA- at September 30, 2012. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Investments in CMOs had a fair value of $24.0 million at September 30, 2012 and represented 20% of our fixed maturity portfolio. At September 30, 2012, 75% of our CMOs were considered investment grade by nationally recognized statistical rating agencies. In addition, 14% of our CMOs were rated AAA and 55% of our CMOs were backed by agencies of the United States government. Of the non-agency backed CMOs, 30% were rated AAA.

The following table summarizes our investment securities at September 30, 2012 (in thousands).

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$17,202	$1,000	$—	$18,202
State	3,997	160	—	4,157
Political subdivisions	753	42	—	795
Revenue and assessment	19,652	1,593	(7)	21,238
Corporate bonds	44,232	3,945	—	48,177
Collateralized mortgage obligations:
Agency backed	12,242	934	—	13,176
Non-agency backed – residential	5,232	438	(115)	5,555
Non-agency backed – commercial	4,904	405	—	5,309
Redeemable preferred stock	1,500	246	—	1,746

Total fixed maturities, available-for-sale	109,714	8,763	(122)	118,355
Investment in mutual fund, available-for-sale	7,501	683	—	8,184

	$117,215	$9,446	$(122)	$126,539

Three and Nine Months Ended September 30, 2012 Compared with the Three and Nine Months Ended September 30, 2011

Consolidated Results

Revenues for the three months ended September 30, 2012 increased 19% to $59.6 million from $50.0 million in the same period in the prior year. Income before income taxes for the three months ended September 30, 2012 was $3.4 million, compared with loss before income taxes of $3.6 million for the three months ended September 30, 2011. Income before income taxes for the three months ended September 30, 2012 included the recognition of a

FIRST ACCEPTANCE CORPORATION 10-Q

net realized gain on investments of $3.2 million, or $0.08 per share on a diluted basis. Net income for the three months ended September 30, 2012 was $3.3 million, compared with net loss of $3.7 million for the three months ended September 30, 2011. Basic and diluted net income per share were $0.08 for the three months ended September 30, 2012, compared with basic and diluted net loss per share of $0.08 for the same period in the prior year.

Revenues for the nine months ended September 30, 2012 increased 11% to $173.0 million from $155.9 million in the same period in the prior year. Loss before income taxes for the nine months ended September 30, 2012 was $9.2 million, compared with loss before income taxes of $58.7 million for the nine months ended September 30, 2011. The loss before income taxes for the nine months ended September 30, 2012 included the recognition of a net realized gain on investments of $3.2 million, or $0.08 per share on a diluted basis, while the loss before income taxes for the same period in the prior year included a goodwill and intangible assets impairment charge of $52.4 million, or $1.09 per share on a diluted basis. Net loss for the nine months ended September 30, 2012 was $9.1 million, compared with net loss of $58.8 million for the nine months ended September 30, 2011. Basic and diluted net loss per share were $0.22 for the nine months ended September 30, 2012, compared with basic and diluted net loss per share of $1.22 for the same period in the prior year.

Insurance Operations

Revenues from insurance operations were $59.6 million for the three months ended September 30, 2012, compared with $49.9 million for the three months ended September 30, 2011. Revenues from insurance operations were $172.9 million for the nine months ended September 30, 2012, compared with $155.8 million for the nine months ended September 30, 2011.

Income before income taxes from insurance operations for the three months ended September 30, 2012 was $4.3 million, compared with loss before income taxes from insurance operations of $2.3 million for the three months ended September 30, 2011. Loss before income taxes from insurance operations for the nine months ended September 30, 2012 was $5.5 million, compared with loss before income taxes from insurance operations of $54.2 million for the nine months ended September 30, 2011. Income (loss) before income taxes from insurance operations for the three and nine months ended September 30, 2012 included the recognition of a net realized gain on investments of $3.2 million, while the loss before income taxes from insurance operations for the nine months ended September 30, 2011 included a goodwill and intangible assets impairment charge of $52.4 million.

Premiums Earned

Premiums earned increased by $5.9 million, or 15%, to $46.4 million for the three months ended September 30, 2012, from $40.5 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, premiums earned increased by $12.5 million, or 10%, to $139.6 million from $127.1 million for the nine months ended September 30, 2011. This improvement was primarily due to an increase in the number of PIF from 140,930 at September 30, 2011 to 148,799 at September 30, 2012, which we attribute to the continued sales, marketing, customer interaction and product initiatives. In addition, we experienced increases in both new policies sold during the most recent quarter and nine-month period on a year-over-year basis and the number of PIF at September 30, 2012 compared to December 31, 2011. For those policies quoted, we continue to experience a higher close ratio for the quarter and nine-month period ended September 30, 2012 compared with the same periods in the prior year.

Commission and Fee Income

Commission and fee income increased 11% to $8.3 million for the three months ended September 30, 2012, from $7.5 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, commission and fee income increased 11% to $25.0 million from $22.6 million for the nine months ended September 30, 2011. This increase in commission and fee income was a result of higher fee income related to commissionable ancillary products sold through our retail locations and the increase in PIF noted above.

Investment Income

Investment income decreased to $1.6 million during the three months ended September 30, 2012 from $2.0 million during the three months ended September 30, 2011. For the nine months ended September 30, 2012, investment income decreased to $5.2 million from $6.2 million during the nine months ended September 30, 2011. This decrease in investment income was primarily a result of the decline in invested assets as a result of cash used in operations and the $11.0 million used for repurchases of common stock during the prior calendar year. At September 30, 2012 and 2011, the tax-equivalent book yields for our fixed maturities portfolio were 3.4% and 4.6%, respectively, with effective durations of 2.20 and 3.30 years, respectively.

FIRST ACCEPTANCE CORPORATION 10-Q

Net realized gains (losses) on investments, available-for-sale

Net realized gains on investments, available-for-sale during the three and nine months ended September 30, 2012 primarily included $3.2 million in net realized gain from the sales of $29.6 million of corporate bonds which were sold in September 2012 in order to increase the statutory capital and surplus of the insurance company subsidiaries.

FIRST ACCEPTANCE CORPORATION 10-Q

Loss and Loss Adjustment Expenses

The loss and loss adjustment expense ratio was 77.1% for the three months ended September 30, 2012, compared with 82.1% for the three months ended September 30, 2011. The loss and loss adjustment expense ratio was 82.0% for the nine months ended September 30, 2012, compared with 76.4% for the nine months ended September 30, 2011. We experienced favorable development related to prior periods of $0.1 million for the three months ended September 30, 2012, compared with unfavorable development of $1.1 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, we experienced unfavorable development related to prior periods of $4.4 million, compared with favorable development of $1.7 million for the nine months ended September 30, 2011. The unfavorable development for the nine months ended September 30, 2012 was primarily due to adverse trends in bodily injury and Florida personal injury protection claims for recent accident years.

Excluding the development related to prior periods, the loss and loss adjustment expense ratios for the three months ended September 30, 2012 and 2011 were 77.4% and 79.5%, respectively. Excluding the development related to prior periods, the loss and loss adjustment expense ratios for the nine months ended September 30, 2012 and 2011 were 78.8% and 77.6%, respectively. The year-over-year increase in the loss and loss adjustment expense ratio during the nine months ended September 30, 2012 was primarily due to higher loss and loss adjustment expense driven by an increase in frequency experienced during the second quarter of 2012.

In December 2011, we completed the process of implementing new scored pricing programs. We believe these new scored pricing programs provide us with greater pricing segmentation and improve our pricing relative to the risk we are insuring. Currently, approximately 70% of our PIF have been underwritten using these new scored pricing programs.

We perform state-by-state reviews of all insurance pricing programs on a quarterly basis and alter rates as we believe necessary. In response to the increases in our loss ratio during recent quarters, we implemented rate increases on most of our non-scored pricing programs during the first quarter and for our scored pricing programs in most states during the second and third quarters. The full benefit of these rate actions will not be fully realized until all customers renew their policies under the new rates, typically six months from the date of rate change implementation.

Operating Expenses

Insurance operating expenses increased 1% to $18.9 million for the three months ended September 30, 2012 from $18.6 million for the three months ended September 30, 2011. The increase was primarily a result of additional costs associated with sales, marketing and customer service organizational initiatives, additional variable costs associated with higher PIF, and enhancements to our underwriting processes associated with the new scored pricing programs, offset by savings realized from the closure of underperforming stores and a reduction in advertising expenses from the same period in the prior year. For the nine months ended September 30, 2012, insurance operating expenses increased 5% to $62.4 million from $59.5 million for the nine months ended September 30, 2011. In addition to the factors noted above, the increase for the nine months ended September 30, 2012 was also greater considering the March 2011 severance and related benefits charges of $1.3 million incurred in connection with the separation of certain executive officers.

The expense ratio was 22.8% for the three months ended September 30, 2012, compared with 27.5% for the three months ended September 30, 2011. The expense ratio was 26.8% for the nine months ended September 30, 2012, compared with 29.0% for the nine months ended September 30, 2011. Excluding the severance and related benefits charges noted above, the expense ratio for the nine months ended September 30, 2011 was 28.0%, compared to 26.8% for the nine months ended September 30, 2012.

Overall, the combined ratio decreased to 99.9% for the three months ended September 30, 2012 from 109.6% for the three months ended September 30, 2011. For the nine months ended September 30, 2012, the combined ratio increased to 108.8% from 105.4% for the nine months ended September 30, 2011. Excluding the severance and related benefits charges noted above, the combined ratio for the nine months ended September 30, 2011 was 104.3%.

FIRST ACCEPTANCE CORPORATION 10-Q

Goodwill and Intangible Assets Impairment

We recorded a non-cash, pre-tax goodwill and intangible assets impairment charge during the quarter ended June 30, 2011 of $52.4 million. We are required to perform periodic impairment tests of our goodwill and intangible assets. As a result of trends in industry transaction and trading multiples, we recognized a non-cash, pre-tax goodwill impairment charge of $50.9 million during the quarter ended June 30, 2011, which included a $1.9 million addition to deferred tax liabilities.

Indefinite-lived intangible assets primarily consist of acquired trademarks and trade names. As a result of decisions made by management during the quarter ended June 30, 2011 regarding entity-wide branding initiatives, we recognized a non-cash, pre-tax impairment charge of $1.6 million related to trade name intangible assets.

Provision (Benefit) for Income Taxes

The provision for income taxes was $0.1 million for both the three months ended September 30, 2012 and 2011. For the nine months ended September 30, 2012, the benefit for income taxes was $0.1 million, compared with the provision for income taxes of $0.1 million for the nine months ended September 30, 2011. The provision (benefit) for income taxes related to current state income taxes for certain subsidiaries with taxable income. The provision (benefit) for income taxes for the nine months ended September 30, 2012 and 2011 included adjustments that reduced certain state income taxes. At September 30, 2012 and 2011, we established a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing our ability to support the realizability of our deferred tax assets, we considered both positive and negative evidence. We placed greater weight on historical results than on our outlook for future profitability. The deferred tax valuation allowance may be adjusted in future periods if we determine that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, we would record an income tax benefit for the adjustment.

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the three months ended September 30, 2012 was $0.9 million, compared with a loss before income taxes from real estate and corporate operations of $1.3 million for the three months ended September 30, 2011. Loss before income taxes from real estate and corporate operations for the nine months ended September 30, 2012 was $3.7 million, compared with a loss before income taxes from real estate and corporate operations of $4.5 million for the nine months ended September 30, 2011. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $0.6 million and $1.0 million, respectively, of interest expense during the three months ended September 30, 2012 and 2011 and $2.6 million and $2.9 million, respectively, of interest expense during the nine months ended September 30, 2012 and 2011 related to the debentures issued in June 2007. The decrease in interest expense was due the contractual interest rate related to the debentures decreasing effective August 2012. For additional information, see “Liquidity and Capital Resources” in Item 2 of this report.

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash used in operating activities for the nine months ended September 30, 2012 was $2.2 million, compared with net cash used in operating activities of $8.4 million for the same period in the prior fiscal year. This improvement was primarily as a result of the increase in premiums written and the improvement in our loss ratio. Net cash provided by investing activities for the nine months ended September 30, 2012 was $15.4 million, compared with net cash provided by investing activities of $8.1 million for the same period in the prior fiscal year. During September 2012, we sold $29.6 million of corporate bonds in order to increase the statutory capital and surplus of the insurance company subsidiaries. At September 30, 2012, the net proceeds from these sales are included within receivable for securities in the consolidated balance sheet. The nine months ended September 30, 2012 and 2011 included total net reductions in our investment portfolio of $48.4 million and $9.1 million, respectively. The remaining net reductions in our investment portfolio in both periods were primarily a result of maturities and redemptions. Investing activities during the nine months ended September 30, 2012 also included capital expenditures of $3.3 million primarily related to the rebranding of our retail stores.

FIRST ACCEPTANCE CORPORATION 10-Q

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products to our insureds and, if necessary and available subject to state law limitations, the holding company may receive dividends from our insurance company subsidiaries. The holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. During September 2012, the holding company contributed $13.0 million in cash to increase the statutory capital and surplus of the insurance company subsidiaries. At September 30, 2012, we had $2.3 million remaining available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.

The holding company has debt service requirements related to the debentures payable. The debentures are interest-only and mature in full in July 2037. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which time the rate became variable (Three-Month LIBOR plus 375 basis points). Our interest rate related to the debentures was 4.197% for the period from August 2012 to October 2012 and is 4.063% for the period from November 2012 to January 2013, after which the quarterly variable interest rate will reset.

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At September 30, 2012, our insurance company subsidiaries could not pay ordinary dividends without prior regulatory approval due to a negative earned surplus position.

The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratios for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus were 2.08-to-1 at September 30, 2012. Based on our current forecast on a combined basis, we anticipate that our risk-based capital levels will be adequate and that our ratio of net premiums written to statutory capital and surplus will not exceed the 3-to-1 statutory guideline for the reasonably foreseeable future. We therefore believe that our insurance company subsidiaries have sufficient statutory capital and surplus available to support their net premium writings in this time frame.

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

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the three months ended September 30, 2012 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Transition Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011.

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$122,246	$120,301	$118,355	$116,439	$114,573	$111,017

The following table provides information about our fixed maturity investments at September 30, 2012 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and OTTI) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2012	$13,210	$—	$—	$13,210
2013	10,410	—	—	10,410
2014	19,132	—	—	19,132
2015	8,331	700	—	9,031
2016	7,541	—	—	7,541
Thereafter	47,667	346	—	48,013

Total	$106,291	$1,046	$—	$107,337

Fair value	$117,328	$1,027	$—	$118,355

On June 15, 2007, our trust entity, First Acceptance Statutory Trust I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures paid a fixed rate of

FIRST ACCEPTANCE CORPORATION 10-Q

9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points). Our interest rate related to the debentures was 4.197% for the period from August 2012 to October 2012 and is 4.063% for the period from November 2012 to January 2013, after which the quarterly variable interest rate will reset.

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment in any one investment, excluding U.S. government and agency securities, is our investment in a single mutual fund with a fair value of $8.1 million, or 6% of our investment portfolio. Our five largest investments make up 21% of our investment portfolio. The average credit quality rating for our fixed maturity portfolio was AA- at September 30, 2012.

The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized statistical rating organizations at September 30, 2012 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$20,847	18%	$21,997	17%
AA+, AA, AA-	36,985	32%	40,008	32%
A+, A, A-	33,030	28%	35,965	28%
BBB+, BBB, BBB-	8,452	7%	9,068	7%

Total investment grade	99,314	85%	107,038	84%

Not rated	13,217	11%	14,486	12%

B+, B, B-	1,772	2%	1,931	2%
CCC+, CCC, CCC-	2,831	2%	2,950	2%
CC+, CC, CC-	81	0%	112	0%
C+, C, C-	—	0%	22	0%
D	—	0%	—	0%

Total non-investment grade	4,684	4%	5,015	4%

Total	$117,215	100%	$126,539	100%

The mortgage industry has experienced a significant number of delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant declines in fair value. At September 30, 2012, our fixed maturity portfolio included three CMOs having sub-prime exposure with both an amortized cost and a fair value of $0.7 million, and no exposure to Alt-A investments.

Our investment portfolio included $26.2 million of municipal bonds, of which $15.7 million are insured. Of the insured bonds, 74% are insured with MBIA, 12% with AMBAC and 14% with XL Capital. These securities are paying their principal and periodic interest timely.

The following table presents the underlying ratings at September 30, 2012, represented by the lower of either Standard and Poor’s, Fitch’s, or Moody’s ratings, of the municipal bond portfolio (in thousands).

	Insured		Uninsured		Total
	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Fair Value
AAA	$—	0%	$1,789	17%	$1,789	7%
AA+, AA, AA-	7,404	47%	4,559	43%	11,963	46%
A+, A, A-	6,562	42%	4,186	40%	10,748	41%
BBB+, BBB, BBB-	1,686	11%	—	0%	1,686	6%
Not Rated	5	0%	—	0%	5	0%

Total	$15,657	100%	$10,534	100%	$26,191	100%

FIRST ACCEPTANCE CORPORATION 10-Q

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of September 30, 2012. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Senior Vice President of Finance (principal financial officer) concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

As discussed in “Part I, Item 3. Legal Proceedings” of our Transition Report on Form 10-K for the transition period from July 1, 2011 to December 31, 2011, in the interest of judicial economy, in March 2012, we settled a lawsuit against our insured in which the plaintiffs sought extra-contractual damages against one of our insurance company subsidiaries. We have not accrued any amount at September 30, 2012 for possible recoveries that may offset the costs and expenses relating to this litigation settlement. Any such recoveries will be recorded in our operating results during the periods in which the recoveries are probable.

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

FIRST ACCEPTANCE CORPORATION

Date: November 6, 2012	By:	/s/ John R. Barnett
John R. Barnett
Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)