Form 10-K
period 2012-12-31
FIRST ACCEPTANCE CORP /DE/
filed 2013-02-26
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on June 30, 2012, was $21,255,699. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates of the registrant. As of February 25, 2013, there were 40,953,209 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2012 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

FIRST ACCEPTANCE CORPORATION 10-K

MARKET AND INDUSTRY DATA AND FORECASTS

Market and industry data and other statistical information and forecasts used throughout this Annual Report on Form 10-K are based on independent industry publications, government publications and reports by market research firms or other published independent sources. We have not sought or obtained the approval or endorsement of the use of this third-party information. Some data also is based on our good faith estimates, which are derived from our review of internal surveys, as well as independent sources. Forecasts are particularly likely to be inaccurate, especially over long periods of time.

i

FIRST ACCEPTANCE CORPORATION 10-K

PART I

Item 1. Business

General

First Acceptance Corporation (the “Company,” “we” or “us”) is a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. We currently write non-standard personal automobile insurance in 12 states and are licensed as an insurer in 13 additional states. We own and operate three insurance company subsidiaries: First Acceptance Insurance Company, Inc. (“FAIC”), First Acceptance Insurance Company of Georgia, Inc. (“FAIC-GA”) and First Acceptance Insurance Company of Tennessee, Inc. (“FAIC-TN”). Non-standard personal automobile insurance is made available to individuals who are categorized as “non-standard” because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type, and in most instances who are required by law to buy a minimum amount of automobile insurance. At February 26, 2013, we leased and operated 368 retail locations, staffed with employee-agents. Our employee-agents primarily sell non-standard personal automobile insurance products underwritten by us, as well as certain commissionable ancillary products and other insurance products. In select markets, we are testing the sale of automobile insurance underwritten by third party carriers. We are able to complete the entire sales process over the phone or through our consumer-based website. In addition to our retail, website and call center sales, we also sell our products through 13 retail locations operated by independent agents.

As previously announced, on November 15, 2011, our Board of Directors approved a change in fiscal year end from June 30 to December 31, effective December 31, 2011. As a result of this change, this Annual Report on Form 10-K includes financial information for the six-month transition period from July 1, 2011 to December 31, 2011 (the “Transition Period”). Unless otherwise noted, all references to “years” or “fiscal” refer to the twelve-month fiscal year, which prior to July 1, 2011 ended on June 30, and beginning with December 31, 2012 ends on December 31 of each year.

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

In addition to a low down payment and competitive monthly rates, we offer customers valuable face-to-face contact and speed of service as many of our customers prefer not to purchase a new automobile insurance policy over the phone or through the internet. Substantially all of our customers make their payments at our retail locations. For many of our customers, our employee-agents are not only the face of the Company, but also the preferred interface for buying insurance. All of our policies are issued at the point of sale.

In the future, we may explore growth opportunities by introducing additional insurance products, including automobile insurance underwritten by third party carriers, and expanding into new geographic markets. We recognize a growing consumer demand to purchase personal automobile insurance over the phone and through the internet and have been focused on expanding our abilities to meet consumer expectations in these distribution channels.

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

FIRST ACCEPTANCE CORPORATION 10-K

Distribution

We primarily distribute our products through our retail locations. We believe the local office concept remains attractive to many of our customers, as they desire the face-to-face assistance they cannot receive via the internet or over the telephone. However, in response to recent changes in consumer preferences, we have expanded our distribution channels to allow our customers to purchase insurance over the phone or through our consumer-based website.

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

In December 2011, we completed the process of implementing new scored pricing programs. We believe these new scored pricing programs provide us with greater pricing segmentation and improve our pricing relative to the risk we are insuring. Approximately 74% of our current policies in force (“PIF”) have been underwritten using these new scored pricing programs.

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

We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies underwritten by our insurance company subsidiaries. Each of our insurance company subsidiaries establishes a reserve for all of its unpaid losses, including case reserves and IBNR reserves, and estimates for the cost to settle the claims. We estimate our IBNR reserves by estimating our ultimate liability for loss and loss adjustment expense reserves first, and then reducing that amount by the amount of the cumulative paid claims and by the amount of our case reserves. We rely primarily on historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience. We also consider other factors, such as inflation, claims settlement patterns, legislative activity and litigation trends. We review our loss and loss adjustment expense reserve estimates on a quarterly basis and adjust those reserves each quarter to reflect any favorable or unfavorable development as historical loss experience develops or new information becomes known. Our actuarial staff reviews our reserves and loss trends on a quarterly basis. We believe that the liabilities that we have recorded for unpaid losses and loss adjustment expenses at December 31, 2012 are adequate to cover the final net cost of losses and loss adjustment expenses incurred through that date.

The following table sets forth the annual period-end reserves, as revised to a calendar year-end basis, since we began operations as an insurance company in 2004 and the subsequent development of these reserves through December 31, 2012. The purpose of the table is to show a “cumulative deficiency or redundancy” for each annual period which represents the aggregate amount by which original estimates of reserves at that period-end have changed in subsequent periods. The top line of the table presents the net reserves at the balance sheet date for each of the periods indicated. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all annual periods that were unpaid at the balance sheet date, including the IBNR reserve, at the end of each successive period. The next portion of the table presents the re-estimated amount of the previously recorded reserves based on experience at the end of each succeeding period, including cumulative payments since the end of the respective period. As more information becomes known about the payments and the frequency and severity of claims for individual periods, the estimate changes accordingly. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves. Adverse loss development, which would be shown as a cumulative deficiency in the table, exists when the original reserve estimate is less than the re-estimated reserves. Information with respect to the cumulative development of gross reserves, without adjustment for the effect of reinsurance, also appears at the bottom portion of the table.

FIRST ACCEPTANCE CORPORATION 10-K

In evaluating the information in the table below, you should note that each amount entered incorporates the cumulative effect of all changes in amounts entered for prior periods. Conditions and trends that have affected the development of liability in the past may not necessarily recur in the future.

	At December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012
Net liability for loss and loss adjustment expense reserves, originally estimated	$28,775	$48,066	$74,043	$95,122	$93,679	$77,493	$70,229	$69,241	$79,000
Cumulative amounts paid at:
One year later	22,016	35,922	68,238	68,306	54,760	49,217	47,543	49,315
Two years later	26,582	44,215	83,028	84,907	68,994	63,778	66,604
Three years later	27,989	46,839	87,901	90,134	75,209	74,297
Four years later	28,721	47,918	89,556	92,954	81,993
Five years later	28,999	48,327	90,050	97,818
Six years later	28,920	48,485	91,725
Seven years later	28,915	49,385
Eight years later	28,913
Liability re-estimated at:
One year later	29,969	48,554	87,521	96,611	78,107	71,417	73,370	73,257
Two years later	29,622	48,522	91,654	93,701	78,076	76,733	76,884
Three years later	29,154	49,339	90,503	94,279	83,430	79,060
Four years later	29,312	49,166	90,966	98,901	84,322
Five years later	29,422	49,683	92,575	98,988
Six years later	29,481	51,085	92,460
Seven years later	29,380	50,443
Eight years later	29,349
Net cumulative redundancy (deficiency)	(574)	(2,377)	(18,417)	(3,866)	9,357	(1,567)	(6,655)	(4,016)
Gross liability – end of year	$35,243	$50,377	$74,765	$95,357	$93,803	$77,546	$70,295	$69,436	$79,260
Reinsurance receivables	6,468	2,311	722	235	124	53	66	195	260

Net liability – end of year	$28,775	$48,066	$74,043	$95,122	$93,679	$77,493	$70,229	$69,241	$79,000

Gross re-estimated liability – latest	$35,052	$52,199	$93,080	$99,266	$84,482	$79,071	$76,869	$73,441
Re-estimated reinsurance receivables – latest	5,703	1,756	620	278	160	11	(15)	184

Net re-estimated – latest	$29,349	$50,443	$92,460	$98,988	$84,322	$79,060	$76,884	$73,257

Gross cumulative redundancy (deficiency)	$191	$(1,822)	$(18,315)	$(3,909)	$9,321	$(1,525)	$(6,574)	$(4,005)

At December 31, 2012, we had $79.2 million of loss and loss adjustment expense reserves, which included $47.1 million in IBNR reserves and $32.1 million in case reserves. Reinsurance receivables of $0.2 million offset gross reserves of $79.2 million at December 31, 2012 in the above table. For a reconciliation of net loss and loss adjustment expense reserves from the beginning to the end of the most recent periods presented, see Note 9 to our consolidated financial statements.

As reflected in the table above, on reserves at December 31, 2012, we have experienced an unfavorable net reserve development of $4.0 million, which increased our loss and loss adjustment expense reserves for prior accident periods and increased our loss and loss adjustment expenses for the year ended December 31, 2012. This unfavorable development was primarily related to the strengthening of loss and loss adjustment expense reserves. Loss development was primarily related to higher than expected severity with Florida personal injury protection claims and with Georgia bodily injury claims in older accident periods. Loss adjustment expense development was primarily related to higher than expected legal expenses for bodily injury claims for accident years 2010 and prior. The unfavorable development for the year ended December 31, 2011 was primarily related to the strengthening of loss adjustment expense reserves for prior accident periods and included amounts related to the settlement of claims for extra-contractual damages.

Loss and loss adjustment expense reserve estimates were reviewed on a quarterly basis and adjusted each quarter to reflect any favorable or adverse development. Development assumptions were based upon historical accident quarters. We analyzed our reserves for each type of coverage, by state and for loss and loss adjustment expense separately to determine our loss and loss adjustment expense reserves. To determine the best estimate, we reviewed the results of four estimation methods, including the reported development method, the paid development method, the reported Bornhuetter-Ferguson method and the paid Bornhuetter-Ferguson method for each set of data. In each quarterly review, we develop a point estimate for a subset of our business. We did not prepare separate point estimates for our entire business using each of the estimation

FIRST ACCEPTANCE CORPORATION 10-K

methods. In determining our loss and loss adjustment expense reserves, we selected different estimation methods as appropriate for the various subsets of our business. The methods selected varied by coverage, and considerations included the number and value of the case reserves for open claims, incurred and paid loss relativities, and suspected strengths and weaknesses for each of the procedures. Other factors considered in establishing reserves include assumptions regarding loss frequency and loss severity. We believe assumptions regarding loss frequency are reliable because injured parties generally report their claims in a reasonably short period of time after an accident. Loss severity is more difficult to estimate because severity is affected by changes in underlying costs, including medical costs, settlements or judgments, and regulatory changes. Reserves recorded represent our best estimate of the ultimate amounts that will be paid.

We believe that our estimate regarding changes in loss severity is the most significant factor that can potentially impact our IBNR reserve estimate. We believe that there is a reasonable possibility of increases or decreases in our estimated claim severities, with the largest potential changes occurring in the most recent accident years. An increase in loss severity of unpaid losses, ranging from 0.5% to 3.0% dependent upon the accident year, would result in adverse development of net loss and loss adjustment expense reserve levels at December 31, 2012 and a decrease in income before income taxes of approximately $7.9 million. Conversely, a comparable decrease in loss severity would result in favorable development of net loss and loss adjustment expense reserve levels at December 31, 2012 and an increase in income before income taxes of approximately $7.9 million.

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

Ratings

In November 2012, A.M. Best, which rates insurance companies based on factors of concern to policyholders, revised its Rating Outlook on us from “positive” to “stable” and reaffirmed the ratings of our insurance company subsidiaries at “B (Fair)”. Publications of A.M. Best indicate that the “B (Fair)” rating, which is the seventh highest rating amongst a scale of 15 ratings, is assigned to those companies that in A.M. Best’s opinion have a fair ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A Rating Outlook is assigned to a rating to indicate its potential direction over an intermediate term, generally defined as 12 to 36 months. A stable outlook indicates a low likelihood of a rating change due to stable financial/market trends.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

Periodic Financial and Market Conduct Examinations. The state insurance departments that have jurisdiction over our insurance company subsidiaries conduct on-site visits and examinations of the insurers’ affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Generally, these examinations are conducted every three to five years. If circumstances dictate, regulators are authorized to conduct special or target examinations of insurers, insurance agencies and insurance adjusting companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination. All three insurance companies have been examined for financial condition through December 31, 2010 by their respective domiciliary states. In the past, FAIC has been examined for market conduct by the states of Illinois, Pennsylvania, Missouri and Ohio. The Illinois Department of Insurance is currently conducting a re-examination of FAIC as a follow-up to a market conduct examination completed in 2010 and the Ohio Department of Insurance is near completion of a targeted market conduct examination.

FIRST ACCEPTANCE CORPORATION 10-K

Risk-Based Capital. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners, or “NAIC,” has adopted a formula and model law to implement risk-based capital, or “RBC,” requirements designed to assess the minimum amount of statutory capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. RBC is used to set capital requirements based on the size and degree of risk taken by the insurer and taking into account various risk factors such as asset risk, credit risk, underwriting risk, interest rate risk and other relevant business risks. The NAIC model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital decreases relative to its RBC, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. This calculation is performed on a calendar year basis, and at December 31, 2012, each of our insurance companies all maintained an RBC level that was in excess of an amount that would require any corrective actions on their part.

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

At December 31, 2012, FAIC’s total adjusted capital was 4.7 times its authorized control level RBC, requiring no corrective action on FAIC’s part. Likewise, at December 31, 2012, FAIC-GA and FAIC-TN had total adjusted capital of 3.3 and 3.2, respectively, times their authorized control level RBC.

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

FIRST ACCEPTANCE CORPORATION 10-K

At December 31, 2012, each of our three insurance company subsidiaries had IRIS ratios outside the defined ranges:

•	Each company’s two-year overall operating ratios was calculated at 108%, which was above the defined threshold of 100%.

•

FAIC had an investment yield of 2.97% which was below the threshold of 3.00%. Excluding FAIC’s investments in FAIC-GA and FAIC-TN, which did not pay any dividends in 2012, the calculated investment yield would have been 3.64%.

•	FAIC-TN had a gross change in policyholders surplus of minus 23% which was below the defined threshold of minus 10%.

•

The changes in adjusted policyholders surplus were minus 17%, 26% and 23% for FAIC, FAIC-GA and FAIC-TN, respectively, and were below the defined threshold of minus 10%. The change in adjusted policyholders surplus exclude amounts related to paid in surplus.

Employees

At December 31, 2012, we had approximately 1,100 employees. Our employees are not covered by any collective bargaining agreements.

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

Our results of operations depend, in part, on the performance of our investment portfolio. At December 31, 2012, substantially all of our investment portfolio was primarily invested either directly or indirectly in marketable, investment-grade debt securities, and included U.S. government securities, municipal bonds, corporate bonds and collateralized mortgage obligations. Recent declines in interest rates have reduced the available returns on the reinvestment of securities in the portfolio as they mature or are redeemed. However, as rates decline, the fair value of debt securities increases. Unrealized gains and losses on debt securities are recognized in other comprehensive income (loss) and increase or decrease our stockholders’ equity. At December 31, 2012, the fair value of our investment portfolio exceeded the amortized cost by $8.7 million. An increase in interest rates could reduce the fair value of our investments in debt securities. At December 31, 2012, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities and cash equivalents portfolio would have resulted in an estimated decrease in fair value of 4.0%, or approximately $5.3 million. Defaults by third parties who fail to pay or perform obligations could reduce our investment income and could also result in investment losses to our portfolio. See “Critical Accounting Estimates – Investments” in Item 7 of this report and Note 3 to our consolidated financial statements regarding determination of other-than-temporary impairment losses on investment securities.

Our business may be adversely affected by negative developments in the states in which we operate.

We currently operate in 12 states located primarily in the Southeastern and Midwestern United States. For the year ended December 31, 2012, approximately 68% of our premiums earned were generated from insurance policies written in five states. Our revenues and profitability are affected by prevailing economic, demographic, regulatory, competitive and other conditions in the states in which we operate. Changes in any of these conditions could make it more costly or difficult for us to conduct business. Adverse regulatory developments, which could include reductions in the maximum rates permitted to be charged, restrictions on rate increases, fundamental changes to the design or implementation of the automobile insurance regulatory framework, or economic conditions that result in fewer customers purchasing or maintaining insurance (or purchasing or maintaining reduced coverages), could reduce our revenues, increase our expenses or otherwise have a material adverse effect on our results of operations and financial condition. These developments could have a greater effect on us, as compared with more diversified insurers that also sell other types of automobile insurance products, write other additional lines of insurance coverages or whose premiums are not concentrated in a single line of insurance.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

In December 2011, we completed the process of implementing new scored pricing programs. We believe these new scored pricing programs provide us with greater pricing segmentation and improve our pricing relative to the risk we are insuring. Approximately 74% of our current PIF have been underwritten using these new scored pricing programs. As noted above, the success of our new scored pricing program will depend on our ability to properly design and accurately set rates in each of the states in which we currently operate.

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

Based on our calculations and in accordance with the rules stated in the Internal Revenue Code of 1986, as amended (the “Code”), we do not believe that any “ownership change,” as defined in Section 382 of the Code, has occurred with respect to our historical or current period net operating losses (“NOLs”) and accordingly we believe that there are no annual limitations under Section 382 of the Code on our ability to use NOLs to reduce our taxable income. However, if such a change did occur, there would be no impact on the consolidated financial statements due to the current full valuation allowance on deferred tax assets. Additionally, we do not believe that the April 2004 acquisition of USAuto Holdings, Inc. (“USAuto”) was for the principal purpose of avoiding federal income taxes (i.e. avoidance through the use of NOLs) as defined in Section 269 of the Code. We did not obtain, and do not plan to obtain, an Internal Revenue Service (“IRS”) ruling or opinion of counsel regarding these conclusions. All NOLs that were subject to these code sections as a result of the acquisition of USAuto have now expired. However, related NOLs of $14.7 million were utilized in years still subject to examination by federal tax authorities.

FIRST ACCEPTANCE CORPORATION 10-K

Regardless of whether an ownership change occurs, the carryforward period for NOLs is 20 years from the year in which the losses giving rise to the NOLs were incurred. The most recent losses that gave rise to our current NOLs were incurred in 2012 and will expire in 2032. If the carryforward period for any NOL were to expire before that NOL had been fully utilized, the use of the unutilized portion of that NOL would be permanently prohibited. Our use of new NOLs arising after the date of an ownership change would not be affected by the Section 382 limitation, unless there was an additional ownership change after those new NOLs arose.

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

Failure to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Any changes in existing RBC standards or minimum statutory capital and surplus requirements may require our insurance company subsidiaries to increase their statutory capital and surplus levels, which they may be unable to do. This calculation is performed on a calendar year basis, and at December 31, 2012, our insurance company subsidiaries maintained RBC levels in excess of an amount that would require any corrective actions on their part.

State regulators also screen and analyze the financial condition of insurance companies using the NAIC IRIS system. As part of IRIS, the NAIC database generates key financial ratio results obtained from an insurer’s annual statutory statements. A ratio result falling outside the defined range of IRIS ratios may result in further examination by a state regulator to determine if corrective action is necessary. At December 31, 2012, each of our three insurance company subsidiaries had IRIS ratios outside the defined ranges. We cannot assure you that regulatory authorities will not conduct any such examination of the financial condition of our insurance company subsidiaries, or of the outcome of any such investigation. See “Business – Regulatory Environment” in Item 1 of this report.

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

We may have difficulties in managing any expansion through new markets, products or distribution methods.

Our future growth plans may include expanding into new states or introducing additional insurance products or distribution methods. In order to grow our business successfully, we must apply for and maintain necessary licenses, properly design and price our products and identify, hire and train new employees. Our expansion would also place significant demands on our existing management, operations, systems, accounting, internal controls and financial resources. Any failure by us to manage growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

We may write-off intangible assets.

As a result of purchase accounting for our business combination transactions, our consolidated balance sheet at December 31, 2012 contained intangible assets designated as other identifiable intangible assets totaling $4.8 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

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

In the interest of judicial economy, in March 2012, we settled a lawsuit against our insured in which the plaintiffs sought extra-contractual damages against one of our insurance company subsidiaries. We have not accrued any amount at December 31, 2012 for possible recoveries that may offset the costs and expenses relating to the litigation settlement. Any such recoveries will be recorded in our operating results during the periods in which the recoveries are probable.

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

	Price Range
	High	Low
Year Ended June 30, 2011
First Quarter	$1.87	$1.57
Second Quarter	1.95	1.60
Third Quarter	2.00	1.63
Fourth Quarter	2.05	1.62

For the Transition Period from July 1, 2011 to December 31, 2011
First Quarter	$1.85	$1.10
Second Quarter	1.47	1.00

Year Ended December 31, 2012
First Quarter	$1.49	$1.13
Second Quarter	1.61	1.14
Third Quarter	1.31	1.05
Fourth Quarter	1.33	1.01

The closing price of our common stock on February 25, 2013 was $1.19.

Holders

According to the records of our transfer agent, there were approximately 423 holders of record of our common stock on February 25, 2013, including record holders such as banks and brokerage firms who hold shares for beneficial holders, and 40,953,209 shares of our common stock were outstanding.

Dividends

We paid no dividends during the two most recent years. We do not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

FIRST ACCEPTANCE CORPORATION 10-K

Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by us of our common stock during the periods indicated. We repurchased 836 shares from employees during the three months ended December 31, 2012 to cover payroll withholding taxes in connection with the vesting of restricted common stock.

Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012	October 31, 2012	—	—	—	—
November 1, 2012	November 30, 2012	836	$1.20	—	—
December 1, 2012	December 31, 2012	—	—	—	—

Total		836	$1.20	—	—

Item 6. Selected Financial Data

The following tables provide selected historical consolidated financial and operating data of the Company at the dates and for the periods indicated. In conjunction with the data provided in the following tables and in order to more fully understand our historical consolidated financial and operating data, you should also read our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included in this report. As previously announced, on November 15, 2011, our Board of Directors approved a change in fiscal year end from June 30 to December 31, effective December 31, 2011. As a result of this change, this Annual Report on Form 10-K includes financial information for the six-month transition period from July 1, 2011 to December 31, 2011 (the “Transition Period”) and the year ended December 31, 2012. The comparative financial information provided for the six months ended December 31, 2010 and the year ended December 31, 2011 is unaudited and includes all normal recurring adjustments necessary for a fair statement of the results for the respective period. Subsequent to the transition report on Form 10-K, our reports on Form 10-K will cover the calendar year from January 1 to December 31, with historical periods remaining unchanged. We derived our selected historical consolidated financial data at December 31, 2012 and 2011 and for the year ended December 31, 2012, the six months ended December 31, 2011 and each of the two years in the period ended June 30, 2011 from our consolidated financial statements included in this report. We derived our selected historical consolidated financial data at June 30, 2011, 2010, 2009 and 2008 and for the years ended June 30, 2009 and 2008 from our consolidated financial statements which are not included in this report. The results for past periods are not necessarily indicative of the results to be expected for any future period.

FIRST ACCEPTANCE CORPORATION 10-K

	Year Ended December 31,		Six Months Ended December 31,		Year Ended June 30,
	2012	2011	2011	2010	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Premiums earned	$185,644	$167,224	$80,637	$86,454	$173,041	$187,046	$224,113	$285,914
Commission and fee income	32,574	29,911	14,769	14,341	29,483	28,852	31,759	36,479
Investment income	6,599	8,064	3,930	4,261	8,395	7,958	9,504	11,250
Net realized gains (losses) on investments, available-for-sale	3,242	(161)	(232)	(256)	(185)	(683)	89	(1,244)

	228,059	205,038	99,104	104,800	210,734	223,173	265,465	332,399

Costs and expenses:
Losses and loss adjustment expenses	148,223	129,525	65,753	65,395	129,167	126,995	149,277	219,943
Insurance operating expenses	82,127	79,075	38,154	36,901	77,822	79,833	87,124	98,433
Other operating expenses	922	1,185	494	678	1,369	2,233	1,307	2,415
Litigation settlement (1)	—	(4)	—	(5)	(9)	(361)	1,570	7,468
Stock-based compensation	604	804	171	365	998	1,048	2,053	1,507
Depreciation and amortization	2,203	1,415	751	941	1,605	2,013	1,910	1,679
Interest expense	3,025	3,928	1,980	1,982	3,930	3,931	4,138	4,977
Goodwill and intangible assets impairment	—	73,524	21,090	—	52,434	—	67,990	—

	237,104	289,452	128,393	106,257	267,316	215,692	315,369	336,422

Income (loss) before income taxes	(9,045)	(84,414)	(29,289)	(1,457)	(56,582)	7,481	(49,904)	(4,023)
Provision (benefit) for income taxes (2)	(5)	105	148	241	198	441	18,396	13,822

Net income (loss)	$(9,040)	$(84,519)	$(29,437)	$(1,698)	$(56,780)	$7,040	$(68,300)	$(17,845)

Per Share Data:
Net income (loss) per share:
Basic	$(0.22)	$(1.76)	$(0.62)	$(0.04)	$(1.18)	$0.15	$(1.43)	$(0.37)
Diluted	$(0.22)	$(1.76)	$(0.62)	$(0.04)	$(1.18)	$0.15	$(1.43)	$(0.37)
Number of shares used to calculate net income (loss) per share:
Basic	40,861	47,979	47,707	48,087	48,171	47,961	47,664	47,628
Diluted	40,861	47,979	47,707	48,087	48,171	48,418	47,664	47,628

	December 31,		June 30,
	2012	2011	2011	2010	2009	2008
Balance Sheet Data:
Cash, cash equivalents and total investments	$198,150	$196,576	$216,120	$222,734	$217,512	$228,216
Total assets	262,303	256,233	295,255	355,263	357,837	472,072
Loss and loss adjustment expense reserves	79,260	69,436	68,424	73,198	83,973	101,407
Notes and debentures payable	40,261	40,221	40,201	40,161	40,121	43,995
Total liabilities	189,510	173,504	173,027	178,073	197,981	246,613
Total stockholders’ equity	72,793	82,729	122,228	177,190	159,856	225,459
Book value per common share	$1.78	$2.02	$2.52	$3.65	$3.31	$4.69

(1)

At December 31, 2008, the Company established an accrual of $5.2 million for premium credits available to class members associated with litigation settlements entered into during the year ended June 30, 2009 related to litigation brought against the Company in Alabama and Georgia with respect to its sales practices, primarily the sale of ancillary motor club memberships sold in those states. Pursuant to the terms of the settlements, eligible class members were entitled to certain premium credits towards a future automobile insurance policy with the Company or a reimbursement certificate for future rental or towing expenses. During the years ended June 30, 2009, 2010 and 2011, premium credits totaling $4.0 million were utilized, while $1.2 million were forfeited. The Company did not incur any significant costs associated with the reimbursement certificates. Based on the terms of the settlements, management does not expect any further activity associated with this litigation. The Company received $2.95 million in July 2009 from its insurance carrier regarding coverage for the costs and expenses incurred by the Company relating to the settlement of the Alabama and Georgia litigation. The insurance recovery was accrued during the year ended June 30, 2009 and is included within the litigation settlement expenses line item.

(2)

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

At February 26, 2013, we leased and operated 368 retail locations (or “stores”) staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary tenant homeowner insurance product underwritten by us. At February 26, 2013, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states.

FIRST ACCEPTANCE CORPORATION 10-K

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Year Ended December 31,		Six Months Ended December 31,
	2012	2011	2011	2010
Retail locations – beginning of period	382	393	385	394
Opened	—	—	—	1
Closed	(13)	(11)	(3)	(2)

Retail locations – end of period	369	382	382	393

The following table shows the number of our retail locations by state.

	December 31,			June 30,
	2012	2011	2010	2011	2010
Alabama	24	24	25	24	25
Florida	30	30	31	31	31
Georgia	60	60	60	60	60
Illinois	63	67	73	68	74
Indiana	17	17	17	17	17
Mississippi	7	8	8	8	8
Missouri	11	12	12	12	12
Ohio	27	27	27	27	27
Pennsylvania	16	16	16	16	16
South Carolina	26	26	26	26	26
Tennessee	19	20	20	20	19
Texas	69	75	78	76	79

Total	369	382	393	385	394

Change in Fiscal Year

As previously announced, on November 15, 2011, our Board of Directors approved a change in fiscal year end from June 30 to December 31, effective December 31, 2011. Unless otherwise noted, all references to “years” or “fiscal” refer to the twelve-month fiscal year, which prior to July 1, 2011 ended on June 30, and beginning with December 31, 2012 ends on December 31 of each year. The comparative financial information provided for the six months ended December 31, 2010 and the year ended December 31, 2011 is unaudited and includes all normal recurring adjustments necessary for a fair statement of the results for the respective period.

Consolidated Results of Operations

Overview

Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses.

FIRST ACCEPTANCE CORPORATION 10-K

The following table presents selected financial data for our insurance operations and real estate and corporate segments (in thousands).

	Year Ended December 31,		Six Months Ended December 31,
	2012	2011	2011	2010
Revenues:
Insurance	$227,966	$204,916	$99,039	$104,740
Real estate and corporate	93	122	65	60

Consolidated total	$228,059	$205,038	$99,104	$104,800

Income (loss) before income taxes:
Insurance	$(4,588)	$(78,623)	$(26,711)	$1,505
Real estate and corporate	(4,457)	(5,791)	(2,578)	(2,962)

Consolidated total	$(9,045)	$(84,414)	$(29,289)	$(1,457)

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

The following table presents gross premiums earned by state (in thousands). Driven by improvements in sales execution, a higher percentage of full coverage policies sold and rate increases taken in most states, net premiums earned for the year ended December 31, 2012 increased 11.0% compared with the same period in the prior year.

	Year Ended December 31,		Six Months Ended December 31,
	2012	2011	2011	2010
Premiums earned:
Georgia	$38,500	$36,002	$17,283	$18,947
Florida	26,744	19,667	9,771	9,466
Texas	22,481	21,912	10,269	11,618
Illinois	21,896	21,784	10,456	11,588
Alabama	17,157	16,185	7,831	8,518
Ohio	15,788	13,752	6,731	6,496
South Carolina	12,637	9,811	4,860	4,852
Tennessee	11,819	10,415	5,086	5,298
Pennsylvania	8,301	8,409	3,954	4,730
Indiana	4,703	4,382	2,103	2,268
Missouri	3,172	2,630	1,231	1,425
Mississippi	2,638	2,456	1,150	1,325

Total gross premiums earned	185,836	167,405	80,725	86,531
Premiums ceded	(192)	(181)	(88)	(77)

Total net premiums earned	$185,644	$167,224	$80,637	$86,454

FIRST ACCEPTANCE CORPORATION 10-K

The following table presents the change in the total number of policies in force (“PIF”) for the insurance operations. PIF increase as a result of new policies issued and decrease as a result of policies that are canceled or expire and are not renewed. At December 31, 2012, PIF was 2.9% higher than at the same date in the prior year.

	Year Ended December 31,		Six Months Ended December 31,
	2012	2011	2011	2010
Policies in force – beginning of period	141,862	144,582	144,410	154,655
Net increase (decrease) during period	4,076	(2,720)	(2,548)	(10,073)

Policies in force – end of period	145,938	141,862	141,862	144,582

The following tables present total PIF for the insurance operations segregated by policies that were sold through our open and closed retail locations as well as our independent agents, call center and website. For our retail locations, PIF are further segregated by (i) new and renewal and (ii) liability-only or full coverage. New policies are defined as those policies issued to both first-time customers and customers who have reinstated a lapsed or cancelled policy. Renewal policies are those policies which renewed after completing their full uninterrupted policy term. Liability-only policies are defined as those policies including only bodily injury (or no-fault) and property damage coverages, which are the required coverages in most states. For comparative purposes, the PIF data with respect to closed retail locations for each of the periods presented below includes all retail locations closed at December 31, 2012. PIF from open retail locations increased 3.6% on a year-over-year basis. In addition, the percentage of PIF with full coverage at December 31, 2012 that were sold through our open retail locations increased to 42.4%, compared with 39.8% at the same date in the prior year. In the first year of selling policies in our call center and through our website, PIF grew to 1,880; representing 1.3% of total PIF at December 31, 2012.

	December 31,
	2012	2011
Retail locations:
Open retail locations:
New	65,097	63,250
Renewal	75,667	72,665

	140,764	135,915
Closed retail locations:
New	48	1,204
Renewal	1,521	2,775

	1,569	3,979
Independent agents	1,725	1,890
Call center and website	1,880	78

Total policies in force	145,938	141,862

	December 31,
	2012	2011
Retail locations:
Open retail locations:
Liability-only	81,014	81,849
Full coverage	59,750	54,066

	140,764	135,915
Closed retail locations:
Liability-only	904	2,473
Full coverage	665	1,506

	1,569	3,979
Independent agents	1,725	1,890
Call center and website	1,880	78

Total policies in force	145,938	141,862

FIRST ACCEPTANCE CORPORATION 10-K

Insurance companies present a combined ratio as a measure of their overall underwriting profitability. The components of the combined ratio are as follows.

Loss Ratio—Loss ratio is the ratio (expressed as a percentage) of losses and loss adjustment expenses incurred to premiums earned and is a basic element of underwriting profitability. We calculate this ratio based on all direct and assumed premiums earned, net of ceded reinsurance.

Expense Ratio—Expense ratio is the ratio (expressed as a percentage) of insurance operating expenses to net premiums earned. Insurance operating expenses are reduced by commission and fee income from insureds. This is a measurement that illustrates relative management efficiency in administering our operations.

Combined Ratio—Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, an insurance company cannot be profitable without sufficient investment income.

The following table presents the loss, expense and combined ratios for our insurance operations.

	Year Ended December 31,		Six Months Ended December 31,
	2012	2011	2011	2010
Loss and loss adjustment expense	79.8%	77.5%	81.5%	75.6%
Expense	26.7%	29.4%	29.0%	26.1%

Combined	106.5%	106.9%	110.5%	101.7%

Excluding the severance and related benefits charges incurred in connection with the separation of certain executive officers of $1.3 million during March 2011, the expense and combined ratios for the year ended December 31, 2011 were 28.6% and 106.1%, respectively.

Operational Initiatives

During the past year, we renewed our focus on improving the customer experience and value through several initiatives. Through February 2013, our progress has included:

•	investment in our sales organization to improve the quality and consistency of the customer experience in our retail stores,

•	continued development of our brand,

•	investment in rebranding our store fronts and refurbishing our store interiors,

•	development of electronic signature capabilities, thereby enabling most customers to receive quotes and bind policies over the phone and through our website,

•

development of a consumer-based website that reflects our branding strategy, improves the customer experience, and allows for full-service capabilities including quoting, binding and receiving payments,

•	implementation of trial sales of third party carrier automobile insurance in select locations where pricing is highly competitive, and

•	development of an internet-specific sales strategy to drive quote traffic to our website.

Moving forward, we continue to believe that our retail stores are the foundation of our business, providing an opportunity for us to directly interact with our customers on a regular basis. We also recognize that customer preferences have changed and that we need to adapt to meet those needs. For that reason, we will continue to invest in our people, retail stores, website and call center initiatives, and our customer interaction efforts in order to improve the customer experience. Our current initiatives include:

•	expansion of our potential customer base through enhancements to our insurance products and expansion of ancillary product offerings, including life insurance,

•	continued investment and refinement of our internet-specific sales strategy,

•	continued investment and development of our website’s full-service capabilities,

•	continued trial sales of third party carrier auto insurance in select locations where pricing is highly competitive, and

•	investment in our call center processes and people in order to better support our phone and website sales efforts.

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

The invested assets of the insurance company subsidiaries consist substantially of marketable, investment grade debt securities, and include U.S. government securities, municipal bonds, corporate bonds and collateralized mortgage obligations (“CMOs”). Investment income is comprised primarily of interest earned on these securities, net of related investment expenses. Realized gains and losses may occur from time to time as changes are made to our holdings based upon changes in interest rates or the credit quality of specific securities.

The value of our consolidated investment portfolio was $139.0 million at December 31, 2012 and consisted of fixed maturity securities and an investment in a mutual fund, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At December 31, 2012, we had gross unrealized gains of $9.1 million and gross unrealized losses of $0.4 million in our consolidated investment portfolio.

At December 31, 2012, 87% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. The average credit rating of our fixed maturity portfolio was AA- at December 31, 2012. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Investments in CMOs had a fair value of $22.5 million at December 31, 2012 and represented 16% of our fixed maturity portfolio. At December 31, 2012, 66% of our CMOs were considered investment grade by nationally recognized statistical rating agencies. In addition, 13% of our CMOs were rated AAA and 53% of our CMOs were backed by agencies of the United States government. Of the non-agency backed CMOs, 29% were rated AAA.

The following table summarizes our investment securities at December 31, 2012 (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$11,202	$908	$—	$12,110
State	3,994	117	—	4,111
Political subdivisions	753	37	—	790
Revenue and assessment	16,449	1,553	(6)	17,996
Corporate bonds	68,114	3,669	(246)	71,537
Collateralized mortgage obligations:
Agency backed	11,079	791	—	11,870
Non-agency backed – residential	5,098	472	(98)	5,472
Non-agency backed – commercial	4,652	457	—	5,109
Redeemable preferred stock	1,500	218	—	1,718

Total fixed maturities, available-for-sale	122,841	8,222	(350)	130,713
Investment in mutual fund, available-for-sale	7,501	832	—	8,333

	$130,342	$9,054	$(350)	$139,046

FIRST ACCEPTANCE CORPORATION 10-K

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

Consolidated Results

Revenues for the year ended December 31, 2012 increased 11% to $228.1 million from $205.0 million in the prior year. Loss before income taxes for the year ended December 31, 2012 was $9.0 million, compared with loss before income taxes of $84.4 million for the year ended December 31, 2011. The loss before income taxes for the year ended December 31, 2012 included the recognition of a net realized gain on investments of $3.2 million, or $0.08 per share on a diluted basis, and unfavorable development of $4.0 million for losses occurring in prior fiscal years, while the loss before income taxes for the same period in the prior year included goodwill and intangible assets impairment charges of $73.5 million, or $0.99 per share on a diluted basis, unfavorable development of $3.1 million for losses occurring in prior fiscal years, charges of $1.7 million incurred in connection with the separation of certain executive officers during March 2011 (comprised of $1.3 million in accrued severance and benefits and a $0.4 million non-cash charge related to the vesting of certain stock awards) and $0.4 million of other-than-temporary impairment charges on investments. Net loss for the year ended December 31, 2012 was $9.0 million, compared with net loss of $84.5 million for the year ended December 31, 2011. Basic and diluted net loss per share were $0.22 for the year ended December 31, 2012, compared with basic and diluted net loss per share of $1.76 for the same period in the prior year.

Insurance Operations

Revenues from insurance operations were $228.0 million for the year ended December 31, 2012, compared with $204.9 million for the year ended December 31, 2011. Loss before income taxes from insurance operations for the year ended December 31, 2012 was $4.6 million, compared with loss before income taxes from insurance operations of $78.6 million for the year ended December 31, 2011. Loss before income taxes from insurance operations for the year ended December 31, 2012 included the recognition of a net realized gain on investments of $3.2 million, while the loss before income taxes from insurance operations for the year ended December 31, 2011 included goodwill and intangible assets impairment charges of $73.5 million.

Premiums Earned

Premiums earned increased by $18.4 million, or 11%, to $185.6 million for the year ended December 31, 2012, from $167.2 million for the year ended December 31, 2011. This improvement was primarily due to an increase in the number of PIF from 141,862 at December 31, 2011 to 145,938 at December 31, 2012, which we attribute to the continued sales, marketing, customer interaction and product initiatives. Such factors led to a higher close ratio resulting in an increase in new policies sold on a year-over-year basis.

Commission and Fee Income

Commission and fee income increased 9% to $32.6 million for the year ended December 31, 2012, from $29.9 million for the year ended December 31, 2011. This increase in commission and fee income was a result of higher fee income related to commissionable ancillary products sold through our retail locations and the increase in PIF noted above.

Investment Income

Investment income decreased to $6.6 million during the year ended December 31, 2012 from $8.1 million during the year ended December 31, 2011. This decrease in investment income was primarily a result of the decline in invested assets as a result of the $11.0 million used for repurchases of common stock during December 2011 and the sale in September 2012 of $29.6 million of corporate bonds in order to increase the statutory capital and surplus of the insurance company subsidiaries. At December 31, 2012 and 2011, the tax-equivalent book yields for our fixed maturities portfolio were 3.3% and 4.3%, respectively, with effective durations of 3.19 and 3.01 years, respectively.

FIRST ACCEPTANCE CORPORATION 10-K

Net Realized Losses on Investments, Available-for-Sale

Net realized gains on investments, available-for-sale during the year ended December 31, 2012 primarily included $3.2 million in net realized gain from the sales of $29.6 million of corporate bonds which were sold in September 2012 in order to increase the statutory capital and surplus of the insurance company subsidiaries. Net realized losses on investments, available-for-sale during the year ended December 31, 2011 included $0.2 million of charges related to OTTI on certain non-agency backed CMOs. For additional information with respect to the determination of OTTI losses on investment securities, see “Critical Accounting Estimates – Investments” below and Note 3 to our consolidated financial statements.

Loss and Loss Adjustment Expenses

The loss and loss adjustment expense ratio was 79.8% for the year ended December 31, 2012, compared with 77.5% for the year ended December 31, 2011. We experienced unfavorable development related to prior fiscal years of $4.0 million for the year ended December 31, 2012, compared with unfavorable development of $3.1 million for the year ended December 31, 2011. The unfavorable development for the year ended December 31, 2012 was primarily related to the strengthening of loss and loss adjustment expense reserves. Loss development was primarily related to higher than expected severity for Florida personal injury protection claims and for Georgia bodily injury claims in older accident years. Loss adjustment expense development was primarily related to higher than expected legal expenses for bodily injury claims for accident years 2010 and prior. The unfavorable development for the year ended December 31, 2011 included amounts related to the settlement of claims for extra-contractual damages. See “Legal Proceedings” in Item 3 of this report and Note 16 to our consolidated financial statements for further information concerning this settlement.

Excluding the development related to prior fiscal years, the loss and loss adjustment expense ratios for the years ended December 31, 2012 and 2011 were 77.7% and 75.6%, respectively. The year-over-year increase in the loss and loss adjustment expense ratio was primarily due to higher loss driven by an increase in frequency experienced during the second quarter of 2012 and higher expected severity for bodily injury claims.

In December 2011, we completed the process of implementing new scored pricing programs. We believe these new scored pricing programs provide us with greater pricing segmentation and improve our pricing relative to the risk we are insuring. Approximately 74% of our current PIF have been underwritten using these new scored pricing programs.

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

Operating Expenses

Insurance operating expenses increased 4% to $82.1 million for the year ended December 31, 2012 from $79.1 million for the year ended December 31, 2011. The increase was primarily a result of additional costs associated with sales, marketing and customer service organizational initiatives, additional variable costs associated with higher PIF, and enhancements to our underwriting processes associated with the new scored pricing programs, offset by savings realized from the closure of underperforming stores and a reduction in advertising expenses from the same period in the prior year. In addition to the factors noted above, the increase was also greater considering the March 2011 severance and related benefits charges of $1.3 million incurred in connection with the separation of certain executive officers.

The expense ratio was 26.7% for the year ended December 31, 2012, compared with 29.4% for the year ended December 31, 2011. Excluding the severance and related benefits charges noted above, the expense ratio for the year ended December 31, 2011 was 28.6%.

Overall, the combined ratio decreased slightly to 106.5% for the year ended December 31, 2012 from 106.9% for the year ended December 31, 2011. Excluding the severance and related benefits charges noted above, the combined ratio for the year ended December 31, 2011 was 106.1%.

FIRST ACCEPTANCE CORPORATION 10-K

Goodwill and Intangible Assets Impairment

We recorded non-cash, pre-tax goodwill and intangible assets impairment charges during the year ended December 31, 2011 of $73.5 million. We are required to perform periodic impairment tests of our goodwill and intangible assets. The goodwill impairment test is a two-step process that requires us to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts and recent industry transaction and trading multiples of our peers, and comparing those estimated fair values with the carrying values of the assets and liabilities of the reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of the “implied fair value” of goodwill of a reporting unit requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.

As a part of our annual impairment test to evaluate the recoverability of goodwill at June 30, 2011, the fair value of our reporting unit, from a market participant’s perspective, was estimated utilizing both (i) a cash flow projection derived from our long-range strategic plan using a discount rate of 14.5%, which was based on an estimated weighted average cost of capital adjusted for the risks associated with our operations and (ii) recent industry transaction and trading trends in price to tangible book multiples and related returns on tangible equity. As a result of recent trends in industry transaction and trading multiples, we recognized a non-cash, pre-tax goodwill impairment charge of $50.9 million in the quarter ended June 30, 2011, which included a $1.9 million addition to deferred tax liabilities.

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

As a part of our periodic impairment test to evaluate the recoverability of goodwill at December 31, 2011, the fair value of our reporting unit, from a market participant’s perspective, was estimated utilizing both (i) a cash flow projection derived from our long-range strategic plan using a discount rate of 14.5%, which was based on an estimated weighted average cost of capital adjusted for the risks associated with our operations and (ii) recent industry transaction and trading trends in price to tangible book multiples and related returns on tangible equity. Using assumptions and techniques similar to those used at June 30, 2011, and as a result of the adverse impact of operating losses, the decline in our common stock trading prices, and the negotiated price of separate stock transactions with former executive officers that represented a significant percentage of our shares outstanding, during the quarter ended December 31, 2011, we recognized a non-cash, pre-tax goodwill impairment charge of $21.1 million.

A variance in the discount rate would not have had a significant effect on the amount of the goodwill impairment charges recognized during the year ended December 31, 2011. The resulting determination of “implied fair value” of goodwill did not support any remaining goodwill on our consolidated balance sheet at December 31, 2011.

Provision (Benefit) for Income Taxes

The benefit for income taxes was $5 thousand for the year ended December 31, 2012, compared with the provision for income taxes of $0.1 million at the year ended December 31, 2011. The provision for income taxes related to current state income taxes for certain subsidiaries with taxable income. At December 31, 2012 and 2011, we established a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing our ability to support the realizability of our deferred tax assets, we considered both positive and negative evidence. We placed greater weight on historical results than on our outlook for future profitability. The deferred tax valuation allowance may be adjusted in future periods if we determine that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, we would record an income tax benefit for the adjustment.

FIRST ACCEPTANCE CORPORATION 10-K

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the year ended December 31, 2012 was $4.5 million, compared with a loss from real estate and corporate operations before income taxes of $5.8 million for the year ended December 31, 2011. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $3.0 million and $3.9 million of interest expense during the years ended December 31, 2012 and 2011, respectively, related to the debentures issued in June 2007. The decrease in interest expense was due the contractual interest rate related to the debentures decreasing effective August 2012. For additional information, see “Liquidity and Capital Resources” in Item 7 of this report.

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

Premiums Earned

Premiums earned decreased by $5.8 million, or 7%, to $80.6 million for the six months ended December 31, 2011, from $86.5 million for the six months ended December 31, 2010. The decrease in premiums earned was primarily due to a decline in the number of PIF from 144,582 at December 31, 2010 to 141,862 at December 31, 2011, which was impacted by the closure of underperforming stores. At December 31, 2011, we operated 382 stores, compared with 393 stores at December 31, 2010. Although the number of PIF sold through our open stores decreased from 139,187 at December 31, 2010 to 135,915 at December 31, 2011, for those policies quoted, we experienced a higher close ratio for the six months ended December 31, 2011 compared with the same period in the prior year.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

Goodwill Impairment

We recorded a non-cash, pre-tax goodwill impairment charge during the six months ended December 31, 2011 of $21.1 million. We are required to perform periodic impairment tests of our goodwill and intangible assets. The fair value of our reporting unit, from a market participant’s perspective, was estimated utilizing both (i) a cash flow projection derived from our long-range strategic plan using a discount rate of 14.5%, which was based on an estimated weighted average cost of capital adjusted for the risks associated with our operations and (ii) recent industry transaction and trading trends in price to tangible book multiples and related returns on tangible equity. As a result of the adverse impact of operating losses, the decline in our common stock trading prices, and the negotiated price of separate stock transactions with former executive officers that represented a significant percentage of our shares outstanding, during the second quarter of the six months ended December 31, 2011, we recognized a non-cash, pre-tax goodwill impairment charge of $21.1 million. This impairment charge resulted in no remaining goodwill on our consolidated balance sheet at December 31, 2011.

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

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash provided by operating activities for the year ended December 31, 2012 was $3.8 million, compared with net cash used in operating activities of $10.4 million for the same period in the prior year. This improvement was primarily as a result of the increase in premiums written and the improvement in our loss ratio. Net cash provided by investing activities for the year ended December 31, 2012 was $31.5 million, compared with net cash provided by investing activities of $16.1 million for the same period in the prior year. During September 2012, we sold $29.6 million of corporate bonds in order to increase the statutory capital and surplus of the insurance company subsidiaries. The years ended December 31, 2012 and 2011 included total net reductions in our investment portfolio of $35.1 million and $17.9 million, respectively. The remaining net reductions in our investment portfolio in both periods were primarily a result of maturities and redemptions. Investing activities during the year ended December 31, 2012 also included capital expenditures of $3.6 million primarily related to the rebranding of our retail stores.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products to our insureds and, if necessary and available subject to state law limitations, the holding company may receive dividends from our insurance company subsidiaries. The holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. During September 2012, the holding company contributed $13.0 million in cash to increase the statutory capital and surplus of the insurance company subsidiaries. At December 31, 2012, we had $3.4 million remaining available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.

The holding company has debt service requirements related to the debentures payable. The debentures are interest-only and mature in full in July 2037. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points, resets quarterly). The interest rate related to the debentures was 4.063% for the period from November 2012 to January 2013. In February 2013, the interest rate reset to 4.052% through April 2013.

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At December 31, 2012, our insurance company subsidiaries could not pay ordinary dividends without prior regulatory approval due to a negative earned surplus position.

The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a

FIRST ACCEPTANCE CORPORATION 10-K

ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratios for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus were 2.12-to-1 at December 31, 2012. Based on our current forecast on a combined basis, we anticipate that our risk-based capital levels will be adequate and that our ratio of net premiums written to statutory capital and surplus will not exceed the 3-to-1 statutory guideline for the reasonably foreseeable future. We therefore believe that our insurance company subsidiaries have sufficient statutory capital and surplus available to support their net premium writings in this time frame.

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

Contractual Obligations

The following table summarizes our contractual obligations by period at December 31, 2012 (in thousands).

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Loss and loss adjustment expense reserves (1)	$79,000	$53,804	$20,573	$3,538	$1,085
Debentures payable (2)	83,986	1,671	3,342	3,342	75,631
Operating leases (3)	17,268	7,236	7,980	1,354	698

Total contractual cash obligations	$180,254	$62,711	$31,895	$8,234	$77,414

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

(2)	Payments due by period assume a contractual variable interest rate of LIBOR plus 375 basis points, or 4.052% at January 31, 2013.
(3)	Consists primarily of rental obligations under real estate leases related to our retail locations and corporate offices.

Trust Preferred Securities

On June 15, 2007, First Acceptance Statutory Trust I (“FAST I”), our wholly-owned unconsolidated subsidiary trust entity, completed a private placement whereby FAST I issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,240 shares of common securities to us, also at $1,000 per share. FAST I used the proceeds from the sale of the preferred securities to purchase $41.2 million of junior subordinated debentures from us. The debentures will mature on July 30, 2037 and are redeemable by the Company in whole or in part beginning on July 30, 2012, at which time the preferred securities are callable. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points, resets quarterly). The interest rate related to the debentures was 4.063% for the period from November 2012 to January 2013. In February 2013, the interest rate reset to 4.052% through April 2013. The obligations of the Company under the junior subordinated debentures represent full and unconditional guarantees by the Company of FAST I’s obligations for the preferred securities. Dividends on the preferred securities are cumulative, payable quarterly in arrears and are deferrable at the Company’s option for up to five years. The dividends on these securities, which have not been deferred, are the same as the interest on the debentures. The Company cannot pay dividends on its common stock during any such deferments. FAST I does not meet the requirements for consolidation of FASB ASC 810, Consolidation.

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

Valuation of Deferred Tax Asset

Income taxes are accounted for under the liability method, whereby deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and operating loss and tax credit carryforwards and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Valuation of the deferred tax asset is considered a critical accounting estimate because the determination of our ability to utilize the asset involves a number of management assumptions relating to future operations that could materially affect the determination of the ultimate value and, therefore, the carrying amount of our deferred tax asset.

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$136,255	$133,469	$130,713	$128,031	$125,427	$120,492

The following table provides information about our fixed maturity investments at December 31, 2012 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and OTTI) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2013	$10,405	$—	$5	$10,410
2014	17,982	—	—	17,982
2015	8,309	3,700	—	12,009
2016	7,534	1,025	—	8,559
2017	4,360	6,575	—	10,935
Thereafter	44,895	14,895	—	59,790

Total	$93,485	$26,195	$5	$119,685

Fair value	$103,673	$27,035	$5	$130,713

On June 15, 2007, our wholly-owned unconsolidated trust entity, FAST I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points, resets quarterly). The interest rate related to the debentures was 4.197% for the period from August 2012 to October 2012 and 4.063% for the period from November 2012 to January 2013. In February 2013, the interest rate reset to 4.052% through April 2013.

FIRST ACCEPTANCE CORPORATION 10-K

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment in any one investment, excluding U.S. government and agency securities, is our investment in a single mutual fund with a fair value of $8.3 million, or 6% of our investment portfolio. Our five largest investments make up 17% of our investment portfolio. The average credit quality rating for our fixed maturity portfolio was AA- at December 31, 2012.

The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized statistical rating organizations at December 31, 2012 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$14,073	11%	$15,023	11%
AA+, AA, AA-	45,057	35%	47,736	34%
A+, A, A-	44,181	34%	46,659	34%
BBB+, BBB, BBB-	9,689	7%	10,650	8%

Total investment grade	113,000	87%	120,068	87%
Not rated	11,986	9%	13,148	9%
BB+,B B,B B-	785	1%	845	1%
B+, B, B-	1,751	1%	1,901	1%
CCC+, CCC, CCC-	1,944	1%	2,082	1%
CC+, CC, CC-	58	0%	85	0%
C+, C, C-	810	1%	903	1%
D	8	0%	14	0%

Total non-investment grade	5,356	4%	5,830	4%

Total	$130,342	100%	$139,046	100%

The mortgage industry has recently experienced a significant number of delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant declines in fair value. At December 31, 2012, our fixed maturity portfolio included three CMOs having sub-prime exposure with a fair value of $0.8 million and no exposure to Alt-A investments.

Our investment portfolio included $22.9 million of municipal bonds, of which $13.3 million are insured. Of the insured bonds, 69% are insured with MBIA, 14% with AMBAC and 17% with XL Capital. These securities are paying their principal and periodic interest timely.

The following table presents the underlying ratings at December 31, 2012, represented by the lower of either Standard and Poor’s, Fitch’s, or Moody’s ratings, of the municipal bond portfolio (in thousands).

	Insured		Uninsured		Total
	Fair Value	% of Fair Value	Fair Value	% of Fair Value	Fair Value	% of Fair Value
AAA	$—	0%	$1,773	18%	$1,773	8%
AA+, AA, AA-	7,341	55%	3,506	37%	10,847	47%
A+, A, A-	4,310	32%	4,286	45%	8,596	38%
BBB+, BBB, BBB-	1,676	13%	—	0%	1,676	7%
Not rated	5	0%	—	0%	5	0%

Total	$13,332	100%	$9,565	100%	$22,897	100%

FIRST ACCEPTANCE CORPORATION 10-K

Item 8. Financial Statements and Supplementary Data

FIRST ACCEPTANCE CORPORATION 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Acceptance Corporation

We have audited the accompanying consolidated balance sheets of First Acceptance Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2012, the six months ended December 31, 2011 and each of the two years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Acceptance Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the year ended December 31, 2012, the six months ended December 31, 2011 and each of the two years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Acceptance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 26, 2013

FIRST ACCEPTANCE CORPORATION 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Acceptance Corporation

We have audited First Acceptance Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting listed as item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Acceptance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Acceptance Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2012, the six months ended December 31, 2011 and each of the two years in the period ended June 30, 2011, and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

February 26, 2013

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Investments, available-for-sale at fair value (amortized cost of $130,342 and $162,575, respectively)	$139,046	$172,825
Cash and cash equivalents	59,104	23,751
Premiums and fees receivable, net of allowance of $306 and $364, respectively	45,286	41,313
Other assets	6,190	6,986
Property and equipment, net	4,656	3,315
Deferred acquisition costs	3,221	3,243
Identifiable intangible assets	4,800	4,800

TOTAL ASSETS	$262,303	$256,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$79,260	$69,436
Unearned premiums and fees	55,092	50,464
Debentures payable	40,261	40,221
Other liabilities	14,897	13,383

Total liabilities	189,510	173,504

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 40,962 and 40,928 shares issued and outstanding, respectively	410	409
Additional paid-in capital	456,705	456,056
Accumulated other comprehensive income	8,704	10,250
Accumulated deficit	(393,026)	(383,986)

Total stockholders’ equity	72,793	82,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$262,303	$256,233

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2012	2011	2011	2010
Revenues:
Premiums earned	$185,644	$80,637	$173,041	$187,046
Commission and fee income	32,574	14,769	29,483	28,852
Investment income	6,599	3,930	8,395	7,958
Net realized gains (losses) on investments, available-for-sale	3,242	(232)	(185)	(683)

	228,059	99,104	210,734	223,173

Costs and expenses:
Losses and loss adjustment expenses	148,223	65,753	129,167	126,995
Insurance operating expenses	82,127	38,154	77,822	79,833
Other operating expenses	922	494	1,369	2,233
Litigation settlement	—	—	(9)	(361)
Stock-based compensation	604	171	998	1,048
Depreciation and amortization	2,203	751	1,605	2,013
Interest expense	3,025	1,980	3,930	3,931
Goodwill and intangible assets impairment	—	21,090	52,434	—

	237,104	128,393	267,316	215,692

Income (loss) before income taxes	(9,045)	(29,289)	(56,582)	7,481
Provision (benefit) for income taxes	(5)	148	198	441

Net income (loss)	$(9,040)	$(29,437)	$(56,780)	$7,040

Net income (loss) per share:
Basic	$(0.22)	$(0.62)	$(1.18)	$0.15

Diluted	$(0.22)	$(0.62)	$(1.18)	$0.15

Number of shares used to calculate net income (loss) per share:
Basic	40,861	47,707	48,171	47,961

Diluted	40,861	47,707	48,171	48,418

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$(9,040)	$(29,437)	$(56,780)	$7,040
Net unrealized change on investments	(1,546)	735	872	9,181

	(10,586)	(28,702)	(55,908)	16,221
Applicable provision for income taxes	—	—	—	—

Comprehensive income (loss)	$(10,586)	$(28,702)	$(55,908)	$16,221

Detail of net realized gains (losses) on investments, available-for-sale:
Net realized gains (losses) on sales and redemptions	$3,265	$(105)	$228	$300
Other-than-temporary impairment (“OTTI”) charges	—	(49)	(22)	(1,446)
Non-credit portion included in other comprehensive income (loss)	—	12	2	954
OTTI charges reclassified from other comprehensive income (loss)	(23)	(90)	(393)	(491)

OTTI charges recognized in net income (loss)	(23)	(127)	(413)	(983)

Net realized gains (losses) on investments, available-for-sale	$3,242	$(232)	$(185)	$(683)

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional		Accumulated other		Total
	Common Stock		paid-in	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	stock	income (loss)	deficit	equity
Balances at June 30, 2009	48,312	$483	$464,720	$—	$(538)	$(304,809)	$159,856
Net income	—	—	—	—	—	7,040	7,040
Net unrealized change on investments (net of tax of $0)	—	—	—	—	9,181	—	9,181
Issuance of restricted common stock	160	2	(2)	—	—	—	—
Forfeiture of restricted common stock	(5)	—	(2)	—	—	—	(2)
Stock-based compensation	5	—	1,048	—	—	—	1,048
Issuance of shares under Employee Stock Purchase Plan	37	—	67	—	—	—	67

Balances at June 30, 2010	48,509	485	465,831	—	8,643	(297,769)	177,190
Net income	—	—	—	—	—	(56,780)	(56,780)
Net unrealized change on investments (net of tax of $0)	—	—	—	—	872	—	872
Forfeiture of restricted common stock	(88)	(1)	(107)	—	—	—	(108)
Stock-based compensation	5	—	998	—	—	—	998
Issuance of shares under Employee Stock Purchase Plan	32	1	55	—	—	—	56

Balances at June 30, 2011	48,458	485	466,777	—	9,515	(354,549)	122,228
Net loss	—	—	—	—	—	(29,437)	(29,437)
Net unrealized change on investments (net of tax of $0)	—	—	—	—	735	—	735
Forfeiture of restricted common stock	(22)	(1)	(2)	—	—	—	(3)
Stock-based compensation	5	—	171	—	—	—	171
Purchase of treasury stock, at cost	—	—	—	(10,988)	—	—	(10,988)
Retirement of treasury stock, at cost	(7,531)	(75)	(10,913)	10,988	—	—	—
Issuance of shares under Employee Stock Purchase Plan	18	—	23	—	—	—	23

Balances at December 31, 2011	40,928	409	456,056	—	10,250	(383,986)	82,729
Net loss	—	—	—	—	—	(9,040)	(9,040)
Net unrealized change on investments (net of tax of $0)	—	—	—	—	(1,546)	—	(1,546)
Forfeiture of restricted common stock	(6)	—	(6)	—	—	—	(6)
Stock-based compensation	—	—	604	—	—	—	604
Issuance of shares under Employee Stock Purchase Plan	40	1	51	—	—	—	52

Balances at December 31, 2012	40,962	$410	$456,705	$—	$8,704	$(393,026)	$72,793

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2012	2011	2011	2010
Cash flows from operating activities:
Net income (loss)	$(9,040)	$(29,437)	$(56,780)	$7,040
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	2,203	751	1,605	2,013
Stock-based compensation	604	171	998	1,048
Deferred income taxes	2	2	(98)	—
Goodwill and intangible assets impairment	—	21,090	52,434	—
Other-than-temporary impairment on investment securities	23	127	413	983
Net realized (gains) losses on sales and redemptions of investments	(3,265)	105	(228)	(300)
Other	331	134	397	521
Change in:
Premiums and fees receivable	(3,915)	(824)	817	4,032
Loss and loss adjustment expense reserves	9,824	1,012	(4,774)	(10,775)
Unearned premiums and fees	4,628	(308)	(1,791)	(4,787)
Litigation settlement	—	—	(46)	(97)
Other	2,409	(149)	884	(795)

Net cash provided by (used in) operating activities	3,804	(7,326)	(6,169)	(1,117)

Cash flows from investing activities:
Purchases of investments, available-for-sale	(33,174)	—	(13,324)	(71,939)
Maturities and redemptions of investments, available-for-sale	41,969	14,315	23,260	11,326
Sales of investments, available-for-sale	26,343	—	—	12,362
Capital expenditures	(3,603)	(1,533)	(620)	(1,628)
Other	(1)	(4)	(2)	(22)

Net cash provided by (used in) investing activities	31,534	12,778	9,314	(49,901)

Cash flows from financing activities:
Net proceeds from issuance of common stock	52	23	56	67
Purchase of treasury stock	—	(10,988)	—	—
Other	(37)	(41)	(80)	(66)

Net cash provided by (used in) financing activities	15	(11,006)	(24)	1

Net change in cash and cash equivalents	35,353	(5,554)	3,121	(51,017)
Cash and cash equivalents, beginning of period	23,751	29,305	26,184	77,201

Cash and cash equivalents, end of period	$59,104	$23,751	$29,305	$26,184

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

The following table presents certain comparative transition period financial information (in thousands, except per share data).

	Year Ended December 31,		Six Months Ended December 31,
	2012	2011	2011	2010
		(unaudited)		(unaudited)
Revenues:
Premiums earned	$185,644	$167,224	$80,637	$86,454
Commission and fee income	32,574	29,911	14,769	14,341
Investment income	6,599	8,064	3,930	4,261
Net realized gains (losses) on investments, available-for-sale	3,242	(161)	(232)	(256)

	228,059	205,038	99,104	104,800

Costs and expenses:
Losses and loss adjustment expenses	148,223	129,525	65,753	65,395
Insurance operating expenses	82,127	79,075	38,154	36,896
Other operating expenses	922	1,181	494	678
Stock-based compensation	604	804	171	365
Depreciation and amortization	2,203	1,415	751	941
Interest expense	3,025	3,928	1,980	1,982
Goodwill impairment	—	73,524	21,090	—

	237,104	289,452	128,393	106,257

Loss before income taxes	(9,045)	(84,414)	(29,289)	(1,457)
Provision (benefit) for income taxes	(5)	105	148	241

Net loss	$(9,040)	$(84,519)	$(29,437)	$(1,698)

Basic and diluted net loss per share	$(0.22)	$(1.76)	$(0.62)	$(0.04)

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

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10, Investments – Debt and Equity Securities (“FASB ASC 320-10”). If management can assert that it does not intend to sell an impaired fixed maturity security and it is more likely than not that it will not have to sell the security before recovery of its amortized cost basis, then an entity must separate other-than-temporary impairments (“OTTI”) into the following two components: (i) the amount related to credit losses (charged against income) and (ii) the amount related to all other factors (recorded in other comprehensive income). The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. As a result of the adoption of this pronouncement, the cumulative effect resulted in an adjustment in fiscal year 2009 of $0.6 million to reclassify the non-credit component of previously recognized impairments from accumulated deficit to accumulated other comprehensive loss.

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

The Company accounts for income tax uncertainties under the provisions of FASB ASC 740, Income Taxes. The Company has recognized no additional liability or reduction in deferred tax assets for unrecognized tax benefits at December 31, 2012 and 2011. Any interest and penalties incurred in connection with income taxes are recorded as a component of the provision for income taxes. The Company is generally not subject to U.S. federal, state or local income tax examinations by tax authorities for taxable years prior to 2008.

Advertising Costs

Advertising costs are expensed when incurred. Advertising expense for the year ended December 31, 2012, the six months ended December 31, 2011 and the years ended June 30, 2011 and 2010 was $5.0 million, $2.4 million, $6.9 million and $8.3 million, respectively, and are included within insurance operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss). At December 31, 2011, prepaid advertising costs, which are included within other assets in the accompanying consolidated balance sheets, was $0.3 million. There were no prepaid advertising costs at December 31, 2012.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Foreclosed Real Estate Held for Sale

Foreclosed real estate held for sale is recorded at the lower of cost or fair value less estimated costs to sell. The Company periodically reviews its portfolio of foreclosed real estate held for sale using current information including (i) independent appraisals, (ii) general economic factors affecting the area where the property is located, (iii) recent sales activity and asking prices for comparable properties and (iv) costs to sell and/or develop that would serve to lower the expected proceeds from the disposal of the real estate. Gains (losses) realized on liquidation are recorded directly to operations and included in revenues. Foreclosed real estate held for sale assets of $0.8 million at December 31, 2012 and 2011 are included within other assets in the accompanying consolidated balance sheets.

Deferred Acquisition Costs

Deferred acquisition costs include premium taxes and other variable underwriting and direct sales costs incurred in connection with writing business. These costs are deferred and amortized over the policy period in which the related premiums are earned, to the extent that such costs are deemed recoverable from future unearned premiums and anticipated investment income. Amortization expense for the year ended December 31, 2012, the six months ended December 31, 2011 and the years ended June 30, 2011 and 2010 was $11.4 million, $5.5 million, $12.8 million and $13.8 million, respectively, and are included within insurance operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

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

The Company recorded non-cash, pre-tax goodwill impairment charges in fiscal years 2009 and 2011 and the six months ended December 31, 2011 of $68.0 million, $50.9 million and $21.1 million, respectively. These charges were primarily as a result of the adverse impact of the difficult economic conditions on the Company’s customers and business and the resulting decline in the Company’s share price during the fourth quarter of fiscal year 2009, unfavorable industry transaction multiples and trading trends during fiscal 2011 and the adverse impact of operating losses, the decline in the Company’s common stock trading prices, and the negotiated price of separate stock transactions with former executive officers that represented a significant percentage of the Company’s shares outstanding during the second quarter of the six months ended December 31, 2011. These goodwill impairment charges resulted in no remaining goodwill on the Company’s consolidated balance sheet at December 31, 2011 and did not have a materially adverse impact on the continuing operations, liquidity, or statutory surplus of the Company.

Indefinite-lived intangible assets primarily consist of acquired trademarks and trade names. In measuring the fair value for these intangible assets, the Company utilizes the relief-from-royalty method. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenue for

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the related brands, the appropriate royalty rate and the weighted average cost of capital. As a result of decisions made by management during the fourth quarter of fiscal year 2011 regarding entity-wide branding initiatives, the Company recognized a non-cash, pre-tax impairment charge of $1.6 million related to trade name intangible assets. This non-cash impairment charge did not have a materially adverse impact on the continuing operations, liquidity, or statutory surplus of the Company.

The Company’s evaluation includes multiple assumptions that may change over time. If future discounted cash flows become less than those projected by the Company, further identifiable intangible assets impairment charges may become necessary that could have a materially adverse impact on the Company’s results of operations in the period in which the write-off occurs.

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves are undiscounted and represent case-basis estimates of reported losses and estimates based on certain actuarial assumptions regarding the past experience of reported losses, including an estimate of losses incurred but not reported. Management believes that the loss and loss adjustment reserves are adequate to cover the ultimate associated liability. However, such estimates may be more or less than the amount ultimately paid when the claims are finally settled.

Recent Accounting Pronouncements

In October 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force) (Topic 944), which clarifies what costs should be deferred by insurance companies when issuing or renewing insurance contracts. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The Company adopted this standard on a prospective basis on January 1, 2012 and, in connection therewith, recognized additional expense of $0.4 million over the first six months of 2012, consistent with the Company’s insurance policy terms and estimated deferred acquisition costs amortization period.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which requires a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. The Company adopted the provisions of this guidance in the quarter ended March 31, 2012. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations, other than the presentation thereof.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental Cash Flow Information

During the year ended December 31, 2012, the six months ended December 31, 2011 and the years ended June 30, 2011 and 2010, the Company paid $0.2 million, $0.1 million, $0.3 million and $0.7 million, respectively, in income taxes and $3.0 million, $2.0 million, $3.9 million and $3.9 million, respectively, in interest.

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

The Company categorizes valuation methods used in its goodwill and intangible assets impairment tests as Level 3. The Company used a discounted cash flow model and recent market transactions to estimate the fair value of the reporting unit as a part of its goodwill impairment analysis. The Company’s discounted cash flow analysis utilizes comprehensive cash flow projections, as well as assumptions based on risks and market data to the extent available. To determine the fair value of acquired trademarks and trade names, the Company uses the relief-from-royalty method, which requires the Company to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

Fair Value of Financial Instruments

The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments, available-for-sale	$139,046	$139,046	$172,825	$172,825
Liabilities:
Debentures payable	40,261	12,723	40,221	14,868

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

		Fair Value Measurements Using
December 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$12,110	$12,110	$—	$—
State	4,111	—	4,111	—
Political subdivisions	790	—	790	—
Revenue and assessment	17,996	—	17,996	—
Corporate bonds	71,537	—	71,537	—
Collateralized mortgage obligations:
Agency backed	11,870	—	11,870	—
Non-agency backed – residential	5,472	—	5,472	—
Non-agency backed – commercial	5,109	—	5,109	—
Redeemable preferred stock	1,718	1,718	—	—

Total fixed maturities, available-for-sale	130,713	13,828	116,885	—
Investment in mutual fund, available-for-sale	8,333	8,333	—	—

Total investments, available-for-sale	139,046	22,161	116,885	—
Cash and cash equivalents	59,104	59,104	—	—

Total	$198,150	$81,265	$116,885	$—

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Fair Value Measurements Using
December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$25,528	$25,528	$—	$—
State	6,387	—	6,387	—
Political subdivisions	781	—	781	—
Revenue and assessment	25,432	—	25,432	—
Corporate bonds	77,297	—	77,297	—
Collateralized mortgage obligations:
Agency backed	18,133	—	18,133	—
Non-agency backed – residential	5,429	—	5,429	—
Non-agency backed – commercial	6,125	—	6,125	—
Redeemable preferred stock	169	169	—	—

Total fixed maturities, available-for-sale	165,281	25,697	139,584	—
Investment in mutual fund, available-for-sale	7,544	7,544	—	—

Total investments, available-for-sale	172,825	33,241	139,584	—
Cash and cash equivalents	23,751	23,751	—	—

Total	$196,576	$56,992	$139,584	$—

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. There were no transfers between Level 1 and Level 2 for year ended December 31, 2012, the six months ended December 31, 2011 and the year ended June 30, 2011. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Based on the above categorization, there were no Level 3 classified security valuations at December 31, 2012 and 2011 and June 30, 2011 and 2010, nor any transfers into or out of Level 3 during these periods. The following table represents the quantitative disclosure for those assets classified as Level 3 during the year ended June 30, 2010 (in thousands).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Collateralized mortgage obligations
	Corporate bonds	Non-agency backed – residential	Non-agency backed – commercial	Total
Balance at July 1, 2009	$—	$1,930	$707	$2,637
Total gains or losses (realized or unrealized):
Included in net income (loss)	—	—	—	—
Included in other comprehensive income	—	421	242	663
Transfers into Level 3	—	—	—	—
Transfers out of Level 3(a)	—	(2,351)	(949)	(3,300)

Balance at June 30, 2010	$—	$—	$—	$—

(a)	Transferred from Level 3 to Level 2 as observable market data became available during the period presented due to the increase in market activity for these securities.

3. Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$11,202	$908	$—	$12,110
State	3,994	117	—	4,111
Political subdivisions	753	37	—	790
Revenue and assessment	16,449	1,553	(6)	17,996
Corporate bonds	68,114	3,669	(246)	71,537
Collateralized mortgage obligations:
Agency backed	11,079	791	—	11,870
Non-agency backed – residential	5,098	472	(98)	5,472
Non-agency backed – commercial	4,652	457	—	5,109
Redeemable preferred stock	1,500	218	—	1,718

Total fixed maturities, available-for-sale	122,841	8,222	(350)	130,713
Investment in mutual fund, available-for-sale	7,501	832	—	8,333

	$130,342	$9,054	$(350)	$139,046

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$24,178	$1,350	$—	$25,528
State	6,099	288	—	6,387
Political subdivisions	754	27	—	781
Revenue and assessment	24,130	1,302	—	25,432
Corporate bonds	71,392	6,113	(208)	77,297
Collateralized mortgage obligations:
Agency backed	16,953	1,180	—	18,133
Non-agency backed – residential	5,530	66	(167)	5,429
Non-agency backed – commercial	5,862	275	(12)	6,125
Redeemable preferred stock	176	—	(7)	169

Total fixed maturities, available-for-sale	155,074	10,601	(394)	165,281
Investment in mutual fund, available-for-sale	7,501	43	—	7,544

	$162,575	$10,644	$(394)	$172,825

The following tables set forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

December 31, 2012	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$9,380	$—	$5	$9,385
After one through five years	34,460	11,518	—	45,978
After five through ten years	25,230	15,181	—	40,411
After ten years	10,770	—	—	10,770
No single maturity date	23,833	336	—	24,169

	$103,673	$27,035	$5	$130,713

December 31, 2011	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$15,801	$2,506	$955	$19,262
After one through five years	61,511	—	—	61,511
After five through ten years	42,997	689	—	43,686
After ten years	7,860	3,106	—	10,966
No single maturity date	26,623	2,168	1,065	29,856

	$154,792	$8,469	$2,020	$165,281

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value and gross unrealized losses of investments, available-for-sale, by the length of time that individual securities have been in a continuous unrealized loss position follows (in thousands).

	Less than 12 months		12 months or longer
December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Gross Unrealized Losses
U.S. government and agencies	$—	$—	$—	$—	$—
State	—	—	—	—	—
Political subdivisions	—	—	—	—	—
Revenue and assessment	702	(6)	—	—	(6)
Corporate bonds	25,997	(246)	—	—	(246)
Collateralized mortgage obligations:
Agency backed	—	—	—	—	—
Non-agency backed – residential	124	(20)	212	(78)	(98)
Non-agency backed – commercial	—	—	—	—	—
Redeemable preferred stock	—	—	—	—	—

Total fixed maturities, available-for-sale	26,823	(272)	212	(78)	(350)
Investment in mutual fund, available-for-sale	—	—	—	—	—

	$26,823	$(272)	$212	$(78)	$(350)

	Less than 12 months		12 months or longer
December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Gross Unrealized Losses
U.S. government and agencies	$—	$—	$—	$—	$—
State	—	—	—	—	—
Political subdivisions	—	—	—	—	—
Revenue and assessment	—	—	—	—	—
Corporate bonds	4,451	(174)	1,849	(34)	(208)
Collateralized mortgage obligations:
Agency backed	—	—	—	—	—
Non-agency backed – residential	898	(11)	614	(156)	(167)
Non-agency backed – commercial	—	—	488	(12)	(12)
Redeemable preferred stock	169	(7)	—	—	(7)

Total fixed maturities, available-for-sale	5,518	(192)	2,951	(202)	(394)
Investment in mutual fund, available-for-sale	—	—	—	—	—

	$5,518	$(192)	$2,951	$(202)	$(394)

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses		Gross Unrealized Gains
At:	Less than or equal to 12 months	Greater than 12 months
December 31, 2012	13	1	108
December 31, 2011	7	4	139

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

Gross Unrealized Losses at December 31, 2012:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	—	$—	$—
Greater than 10%	1	212	(78)

	1	$212	$(78)

Gross Unrealized Losses at December 31, 2011:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	3	$2,760	$(92)
Greater than 10%	1	191	(110)

	4	$2,951	$(202)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of Securities with Gross Unrealized Losses		Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses at December 31, 2012:		Gross Unrealized Losses	Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$26,121	$(266)	$(246)	$—	$(20)
Six months	—	—	—	—	—
Nine months	—	—	—	—	—
Twelve months	702	(6)	(6)	—	—
Greater than twelve months	212	(78)	—	—	(78)

Total	$27,035	$(350)	$(252)	$—	$(98)

	Fair Value of Securities with Gross Unrealized Losses		Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses at December 31, 2011:		Gross Unrealized Losses	Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$2,506	$—	$—	$—	$—
Six months	1,945	(174)	—	(174)	—
Nine months	898	(11)	(11)	—	—
Twelve months	169	(7)	(7)	—	—
Greater than twelve months	2,951	(202)	(45)	(47)	(110)

Total	$8,469	$(394)	$(63)	$(221)	$(110)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restrictions

At December 31, 2012, fixed maturities and cash equivalents with a fair value and amortized cost of $5.9 million were on deposit with various insurance departments as a requirement of doing business in those states. Fixed maturities and cash equivalents with a fair value and amortized cost of $9.4 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2012	2011	2011	2010
Fixed maturities, available-for-sale	$6,513	$3,897	$8,296	$8,467
Investment in mutual fund, available-for-sale	613	290	625	—
Other	92	59	125	147
Investment expenses	(619)	(316)	(651)	(656)

	$6,599	$3,930	$8,395	$7,958

The components of net realized gains (losses) on investments, available-for-sale at fair value follow (in thousands).

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2012	2011	2011	2010
Gains	$3,296	$15	$231	$326
Losses	(31)	(120)	(3)	(26)
Other-than-temporary impairment	(23)	(127)	(413)	(983)

	$3,242	$(232)	$(185)	$(683)

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of OTTI is included in other comprehensive income (loss). The amounts of non-credit OTTI for securities still owned was $1.0 million for non-agency backed residential CMOs and $0.2 million for non-agency backed commercial CMOs at both December 31, 2012 and 2011, and $1.1 million for non-agency backed residential CMOs and $0.2 million for non-agency backed commercial CMOs at June 30, 2011.

Other-Than-Temporary Impairment

In accordance with FASB ASC 320-10, the Company separates OTTI into the following two components: (i) the amount related to credit losses, which is recognized in the consolidated statement of operations and comprehensive income (loss) and (ii) the amount related to all other factors, which is recorded in other comprehensive income (loss). The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Year Ended December 31,		Six Months Ended December 31,		Year Ended June 30,
	2012		2011		2011		2010
	Number of Securities	OTTI	Number of Securities	OTTI	Number of Securities	OTTI	Number of Securities	OTTI
Corporate bonds	—	$—	—	$—	—	$—	—	$—
Collateralized mortgage obligations:
Non-agency backed – residential	2	(8)	3	(127)	5	(119)	10	(1,723)
Non-agency backed – commercial	1	(15)	1	(12)	5	(296)	5	(214)

	3	(23)	4	(139)	10	(415)	15	(1,937)
Portion of loss recognized in accumulated other comprehensive income (loss)		—		12		2		954

Net OTTI recognized in net income (loss)		$(23)		$(127)		$(413)		$(983)

The following is a progression of the credit-related portion of OTTI on investments owned at December 31, 2012 and 2011 and June 30, 2011 (in thousands).

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2012	2011	2011
Beginning balance	$(3,425)	$(3,343)	$(3,301)
Additional credit impairments on:
Previously impaired securities	(23)	(127)	(413)
Securities without previous impairments	—	—	—

	(23)	(127)	(413)
Reductions for securities sold (realized)	782	45	371

	$(2,666)	$(3,425)	$(3,343)

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

The Company believes that the remaining securities having unrealized losses at December 31, 2012 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

4. Reinsurance

Total premiums written and earned are summarized as follows (in thousands).

	Year Ended December 31,		Six Months Ended December 31,		Year Ended June 30,
	2012		2011		2011		2010
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$168,990	$164,715	$71,325	$71,503	$152,356	$153,368	$162,150	$167,744
Assumed	21,517	21,121	9,245	9,222	19,435	19,844	19,858	19,302
Ceded	(192)	(192)	(88)	(88)	(171)	(171)	—	—

Total	$190,315	$185,644	$80,482	$80,637	$171,620	$173,041	$182,008	$187,046

Assumed business represents private-passenger non-standard automobile insurance premiums in Texas written through a program with a county mutual insurance company and assumed by the Company through 100% quota-share reinsurance. The percentages of premiums assumed to net premiums written for the year ended December 31, 2012, the six months ended December 31, 2011 and the years ended June 30, 2011 and 2010 were 11%, 12%, 11% and 11%, respectively.

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

At December 31, 2012, the Insurance Companies had unsecured aggregate reinsurance receivables of $0.3 million. During the year ended December 31, 2012, ceded premiums earned and reinsurance recovered on losses and loss adjustment expenses (“LAE”) were both $0.2 million, respectively.

5. Stock-Based Compensation Plans

Employee Stock-Based Incentive Plan

The Company has issued stock options (“Stock Option Awards”) and restricted common stock (“Restricted Stock Awards”) to employees and directors under its Amended and Restated First Acceptance Corporation 2002 Long Term Incentive Plan (the “Plan”) and accounts for such issuances in accordance with FASB ASC 718, Compensation – Stock Compensation. At December 31, 2012, there were 5,768,644 shares remaining available for issuance under the Plan. Stock Option Awards are generally granted with an exercise price equal to or greater than the market price of the Company’s stock at the date of grant. Stock Option Awards expire over five or ten years from the date of grant and vest in designated installments over four or five years through January 2016, while the Restricted Stock Awards vest in designated installments through November 2014. Certain awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

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

On January 31, 2012, the Compensation Committee of the Board of Directors of the Company awarded two executive officers Stock Option Awards to purchase 750,000 and 75,000 shares of the Company’s common stock at an exercise price of $1.45 per share and vest 40% and 20%, respectively, upon grant with the remainder vesting in equal installments over three and four years, respectively. Additionally, these Stock Option Awards expire on January 31, 2017. Compensation expense related to these Stock Option Awards was $0.5 million, of which $0.3 million was amortized through December 2012 and the remaining $0.2 million will be amortized through January 2016. The fair value of these Stock Option Awards was estimated at the grant date using the Black-Scholes option pricing model with an expected volatility of 73%, a risk-free interest rate of 0.71%, a dividend yield rate of zero, and a five-year expected term. Based on the calculation using the Black-Scholes option pricing model, the grant date fair value of options granted was $0.63 per share. Expected volatility is based on the historical volatility in the price of the Company’s common stock since April 2004. The risk-free interest rate is the five-year Treasury rate, based on the term of the options. The dividend yield assumption is based on our history and expectation of dividend payments on common stock. The expected term represents the period of time that these Stock Option Awards are expected to remain outstanding.

Compensation expense related to Stock Option Awards is calculated under the fair value method and is recorded on a straight-line basis over the vesting period. There were no Stock Option Awards granted during the six months ended December 31, 2011 and the years ended June 30, 2011 and 2010. At December 31, 2012, the weighted average remaining contractual life of options outstanding and exercisable/vested is approximately 4.5 years and 4.7 years, respectively.

A summary of the activity for the Company’s Stock Option Awards is presented below (in thousands, except per share data).

	Options	Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at June 30, 2009	5,308	$3.00-$11.81	$4.04
Exchanged and Cancelled	(605)	$6.64-$11.81	$10.69
Forfeited	(142)	$3.10-$11.81	$6.91

Options outstanding at June 30, 2010	4,561	$3.00-$8.13	$3.06
Forfeited	(61)	$3.04	$3.04

Options outstanding at June 30, 2011 and December 31, 2011	4,500	$3.00-$8.13	$3.06

Granted	825	$1.45	$1.45
Forfeited	3,730	$3.00-$3.04	$3.00

Options outstanding at December 31, 2012	1,595	$3.00-$8.13	$2.38	—

Options exercisable/vested at December 31, 2012	1,004		$2.79	—

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the activity for the Company’s Restricted Stock Awards is presented below (in thousands, except per share data).

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Restricted Stock Awards outstanding at June 30, 2009	625	$2.87
Granted	160	$1.97
Vested	(309)	$3.01
Forfeited	(4)	$2.50

Restricted Stock Awards outstanding at June 30, 2010	472	$2.48
Vested	(307)	$2.60
Forfeited	(29)	$2.51

Restricted Stock Awards outstanding at June 30, 2011	136	$2.21
Vested	(21)	$2.13
Forfeited	(20)	$2.20

Restricted Stock Awards outstanding at December 31, 2011	95	$2.23
Vested	(33)	$2.36
Forfeited	(1)	$2.50

Restricted Stock Awards outstanding at December 31, 2012	61	$2.15

In the table above, the number of shares vested includes 66,867 shares surrendered by the employees to the Company for payment of minimum tax withholding obligations. Shares of stock withheld for purposes of satisfying minimum tax withholding obligations are again available for issuance under the Plan.

There were no Restricted Stock Awards granted during the year ended December 31, 2012, the six months ended December 31, 2011 and the year ended June 30, 2011. The aggregate fair values of Restricted Stock Awards vested during the year ended December 31, 2012, the six months ended December 31, 2011 and the years ended June 30, 2011 and 2010 were $0.1 million, $44 thousand, $0.8 million and $0.9 million, respectively, at the date of vesting. Expected future compensation expense related to the issuance of Restricted Stock Awards is $0.2 million, which will be amortized through November 2014.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the First Acceptance Corporation Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may purchase shares of the Company’s common stock at a price equal to the lower of the closing market price on the first or last trading day of a six-month period. ESPP participants can authorize payroll deductions, administered through an independent plan custodian, of up to 15% of their salary to purchase semi-annually (June 30 and December 31) up to $25,000 of the Company’s common stock during each calendar year. The Company has reserved 400,000 shares of common stock for issuance under the ESPP. Employees purchased approximately 40,000, 18,000, 32,000 and 37,000 shares during the year ended December 31, 2012, the six months ended December 31, 2011 and the years ended June 30, 2011 and 2010, respectively. Compensation expense attributable to subscriptions to purchase shares under the ESPP was $11,000, $2,000, $8,000 and $16,000 for the year ended December 31, 2012, the six months ended December 31, 2011 and the years ended June 30, 2011 and 2010, respectively. At December 31, 2012, 153,200 shares remain available for issuance under the ESPP.

6. Employee Benefit Plan

The Company sponsors a defined contribution retirement plan (“401k Plan”) under Section 401(k) of the Internal Revenue Code. The 401k Plan covers substantially all employees who meet specified service requirements. Under the 401k Plan, the Company may, at its discretion, match 100% of the first 3% of an employee’s salary plus 50% of the next 2% up to the maximum allowed by the Internal Revenue Code. The Company’s contributions to the 401k Plan for the year ended December 31, 2012, the six months ended December 31, 2011 and the years ended June 30, 2011 and 2010 were $0.6 million, $0.3 million, $0.6 million and $0.5 million, respectively, and are included within insurance operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Property and Equipment

The components of property and equipment are as follows (in thousands).

	December 31,
	2012	2011
Furniture and equipment	$9,008	$9,275
Leasehold improvements	4,880	3,138
Capitalized leases	238	826
Aircraft	190	190

	14,316	13,429
Less: Accumulated depreciation	(9,660)	(10,114)

Property and equipment, net	$4,656	$3,315

Depreciation and amortization expense related to property and equipment was $2.2 million, $0.8 million, $1.6 million and $2.0 million for the year ended December 31, 2012, the six months ended December 31, 2011 and the years ended June 30, 2011 and 2010, respectively. Included within the furniture and equipment and leasehold improvements categories at December 31, 2012 above are capitalized assets totaling $0.1 million not yet in service. These assets are related to the Company’s strategic investments in its retail stores.

8. Lease Commitments

The Company is committed under various operating lease agreements for office space. Certain lease agreements contain renewal options and rent escalation clauses. Rental expense for the year ended December 31, 2012, the six months ended December 31, 2011 and the years ended June 30, 2011 and 2010 was $9.5 million, $4.8 million, $9.9 million and $10.9 million, respectively, and are included within insurance operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss). Future minimum lease payments under these agreements follow (in thousands).

Year Ending December 31,	Amount
2013	$7,236
2014	4,854
2015	3,126
2016	1,021
2017	333
Thereafter	698

Total	$17,268

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Losses and Loss Adjustment Expenses Incurred and Paid

Information regarding the reserve for unpaid losses and LAE is as follows (in thousands).

	Year Ended December 31, 2012	Six Months Ended December 31, 2011	Year Ended June 30,
			2011	2010
Liability for unpaid losses and LAE at beginning of period, gross	$69,436	$68,424	$73,198	$83,973
Reinsurance balances receivable	(187)	(133)	(46)	(78)

Liability for unpaid losses and LAE at beginning of period, net	69,249	68,291	73,152	83,895

Add: Provision for losses and LAE:
Current period	144,207	60,162	130,888	138,218
Prior periods	4,016	5,591	(1,721)	(11,223)

Net losses and LAE incurred	148,223	65,753	129,167	126,995

Less: Losses and LAE paid:
Current period	89,157	32,022	84,736	87,097
Prior periods	49,315	32,773	49,292	50,641

Net losses and LAE paid	138,472	64,795	134,028	137,738

Liability for unpaid losses and LAE at end of period, net	79,000	69,249	68,291	73,152
Reinsurance balances receivable	260	187	133	46

Liability for unpaid losses and LAE at end of period, gross	$79,260	$69,436	$68,424	$73,198

The unfavorable change in the estimate of unpaid losses and loss adjustment expenses of $4.0 million for the year ended December 31, 2012 was primarily related to the strengthening of loss and loss adjustment expense reserves. Loss development was primarily related to higher than expected severity with Florida personal injury protection claims and with Georgia bodily injury claims in older accident periods. Loss adjustment expense development was primarily related to higher than expected legal expenses for bodily injury claims for accident years 2010 and prior. The unfavorable change in the estimate of unpaid losses and loss adjustment expenses of $5.6 million for the six months ended December 31, 2011 was primarily related to the strengthening of loss adjustment expense reserves for prior accident periods and included amounts related to the settlement of claims for extra-contractual damages (see Note 16). The favorable change in the estimate of unpaid losses and loss adjustment expenses of $1.7 million for the year ended June 30, 2011 was due to lower than anticipated severity of accidents occurring during the fiscal 2009 and 2010 accident years, specifically in bodily injury coverage in Texas, Tennessee and South Carolina and physical damage coverages in Georgia, partially offset by higher loss adjustment expenses specific to bodily injury and Florida no-fault coverages. The favorable change in the estimate of unpaid losses and loss adjustment expenses of $11.2 million for the year ended June 30, 2010 was due to lower than anticipated severity of accidents occurring during the fiscal 2007 and 2008 accident years, primarily in bodily injury coverage in Georgia and South Carolina, an improvement in the Company’s claim handling practices and a shift in business mix toward renewal policies, which have lower loss ratios than new policies.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Debentures Payable

In June 2007, First Acceptance Statutory Trust I (“FAST I”), a wholly-owned unconsolidated subsidiary trust of the Company, issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,240 shares of common securities to the Company, also at $1,000 per share. FAST I used the proceeds from the sale of the preferred securities to purchase $41.2 million of junior subordinated debentures from the Company. The sole assets of FAST I are $41.2 million of junior subordinated debentures issued by the Company. The debentures will mature on July 30, 2037 and are redeemable by the Company in whole or in part beginning on July 30, 2012, at which time the preferred securities are callable. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points, resets quarterly). The interest rate related to the debentures was 4.197% for the period from August 2012 to October 2012 and 4.063% for the period from November 2012 to January 2013. In February 2013, the interest rate reset to 4.052% through April 2013.

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

The debentures are classified as debentures payable in the Company’s consolidated balance sheets and the interest paid on these debentures is classified as interest expense in the consolidated statements of operations and comprehensive income (loss). During 2012, the Company revised its accounting for certain of the issuance costs from the original 2007 debt transaction from deferred financing costs (included within other assets) to a debt discount (reduction of debentures payable). Accordingly, unamortized issuance costs of $1.0 million at December 31, 2011 have been reclassified to conform to the 2012 presentation. At December 31, 2012, the unamortized debt discount of $1.0 million is being amortized to interest expense over the term of the debentures.

11. Income Taxes

The provision for income taxes consisted of the following (in thousands).

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2012	2011	2011	2010
Federal:
Current	$—	$—	$—	$—
Deferred	—	—	—	—

	—	—	—	—
State:
Current	(8)	146	296	441
Deferred	3	2	(98)	—

	(5)	148	198	441

	$(5)	$148	$198	$441

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The provision for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands).

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2012	2011	2011	2010
Provision (benefit) for income taxes at statutory rate	$(3,166)	$(10,251)	$(19,804)	$2,618
Tax effect of:
Tax-exempt investment income	(18)	(2)	(15)	(16)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to federal income taxes	580	4,670	4,761	(5,278)
Net operating loss carryforward expirations	1	—	735	2,483
Goodwill and identifiable intangible assets	—	5,545	14,084	—
Stock-based compensation	2,552	30	248	240
State income taxes, net of federal income tax benefit and valuation allowance	(5)	148	198	441
Other	51	8	(9)	(47)

	$(5)	$148	$198	$441

The tax effects of temporary differences that give rise to the net deferred tax assets and liabilities are presented below (in thousands).

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$13,091	$8,924
Stock option compensation	1,704	4,334
Unearned premiums and loss and loss adjustment expense reserves	4,980	4,700
Goodwill and identifiable intangible assets	7,341	8,412
Alternative minimum tax (“AMT”) credit carryforwards	1,612	1,612
Accrued expenses and other nondeductible items	495	752
Other	3,456	3,304

	32,679	32,038
Deferred tax liabilities:
Deferred acquisition costs	(1,127)	(1,135)
Identifiable intangible assets	(1,872)	(1,872)
Net unrealized change on investments	(3,046)	(3,588)

	(6,045)	(6,595)
Total net deferred tax asset	26,634	25,443
Less: Valuation allowance	(28,413)	(27,220)

Net deferred tax liability	$(1,779)	$(1,777)

The Company had a valuation allowance of $28.4 million and $27.2 million at December 31, 2012 and 2011, respectively, to reduce deferred tax assets to the amount that is more likely than not to be realized. The change in the total valuation allowance for the year ended December 31, 2012 was an increase of $1.2 million. For the year ended December 31, 2012, the change in the valuation allowance included increases of $0.5 million related to the unrealized change on investments included in other comprehensive income (loss).

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s net deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its deferred tax assets, management considered both positive and negative evidence. The Company placed greater weight on historical results than on the Company’s outlook for future profitability and established a deferred tax valuation allowance at December 31, 2012 and 2011, respectively. The deferred tax valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, the Company would record an income tax benefit for the adjustment.

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

At December 31, 2012, the Company had gross state NOL carryforwards of $47.5 million that begin to expire in 2020 and AMT credit carryforwards of $1.6 million that have no expiration date. At December 31, 2012, the Company had gross NOL carryforwards for federal income tax purposes of $37.4 million, which are available to offset future federal taxable income. On a tax-affected basis, all remaining federal and substantially all state NOL carryforwards at December 31, 2012 have been fully reserved for through a valuation allowance. The gross federal NOL carryforwards of $37.4 million will expire in 2022 through 2032.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2012	2011	2011	2010
Net income (loss)	$(9,040)	$(29,437)	$(56,780)	$7,040

Weighted average common basic shares	40,861	47,707	48,171	47,961
Effect of dilutive securities	—	—	—	457

Weighted average common dilutive shares	40,861	47,707	48,171	48,418

Basic net income (loss) per share	$(0.22)	$(0.62)	$(1.18)	$0.15

Diluted net income (loss) per share	$(0.22)	$(0.62)	$(1.18)	$0.15

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For each of the year ended December 31, 2012, the six months ended December 31, 2011 and the year ended June 30, 2011, the computation of diluted net loss per share did not include 0.1 million shares of unvested restricted common stock as their inclusion would have been anti-dilutive. For the year ended June 30, 2010, the computation of diluted net income per share included 0.5 million shares of unvested restricted common stock. Options to purchase 1.6 million, 4.5 million, 4.5 million and 4.6 million shares for the year ended December 31, 2012, the six months ended December 31, 2011 and the years ended June 30, 2011 and 2010, respectively, were not included in the computation of diluted net income (loss) per share as their exercise prices were in excess of the average stock prices for the periods presented.

13. Concentrations of Credit Risk

At December 31, 2012, the Company had certain concentrations of credit risk with several financial institutions in the form of cash and cash equivalents, which amounted to $59.1 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company and the amount of available Federal Deposit Insurance Corporation insurance is periodically reviewed. If the financial institutions failed to completely perform under terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

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

15. Severance

During the years ended June 30, 2011 and 2010, the Company incurred charges of $1.7 million and $0.2 million, respectively, for severance for former employees of the Company. The fiscal year 2011 charge was comprised of $1.3 million in accrued severance and benefits and $0.4 million in non-cash charges related to the vesting of certain unvested stock options and restricted common stock. Severance and benefits charges are included in insurance operating expenses and the non-cash charges related to the vesting of stock options and restricted common stock are included within stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss). The insurance operations segment includes the accrued severance and benefits charges, and the real estate and corporate segment includes the accelerated vesting charges.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Litigation

The Company is named as a defendant in various lawsuits, arising in the ordinary course of business, generally relating to its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves. The Company also faces lawsuits from time to time that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action and individual lawsuits that involve issues arising in the course of the Company’s business. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by FASB ASC 450, Contingencies (“FASB ASC 450”). Pursuant to FASB ASC 450, reserves for a loss may only be recognized if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management evaluates each legal action and records reserves for losses as warranted by establishing a reserve in its consolidated balance sheets in loss and loss adjustment expense reserves for bad faith claims and in other liabilities for other lawsuits. Amounts incurred are recorded in the Company’s consolidated statements of operations and comprehensive income (loss) in losses and loss adjustment expenses for bad faith claims and in insurance operating expenses for other lawsuits unless otherwise disclosed.

In the interest of judicial economy, in March 2012, we settled a lawsuit against our insured in which the plaintiffs sought extra-contractual damages against one of our insurance company subsidiaries. We have not accrued any amount at December 31, 2012 for possible recoveries that may offset the costs and expenses relating to the litigation settlement. Any such recoveries will be recorded in our operating results during the periods in which the recoveries are probable.

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

The following table presents selected financial data by business segment (in thousands).

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2012	2011	2011	2010
Revenues:
Insurance	$227,966	$99,039	$210,618	$223,054
Real estate and corporate	93	65	116	119

Consolidated total	$228,059	$99,104	$210,734	$223,173

Income (loss) before income taxes:
Insurance	$(4,588)	$(26,711)	$(50,407)	$14,568
Real estate and corporate	(4,457)	(2,578)	(6,175)	(7,087)

Consolidated total	$(9,045)	$(29,289)	$(56,582)	$7,481

	December 31,
	2012	2011
Total assets:
Insurance	$256,670	$240,796
Real estate and corporate	5,633	15,437

Consolidated total	$262,303	$256,233

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Statutory Financial Information and Accounting Policies

The statutory-basis financial statements of the Insurance Companies are prepared in accordance with accounting practices prescribed or permitted by the Department of Insurance in each respective state of domicile. Each state of domicile requires that insurance companies domiciled in the state prepare their statutory-basis financial statements in accordance with the National Association of Insurance Commissioners Accounting Practices and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile. The Insurance Companies are required to report their risk-based capital (“RBC”) each December 31. Failure to maintain an adequate RBC could subject the Insurance Companies to regulatory action and could restrict the payment of dividends. At December 31, 2012, the RBC levels of the Insurance Companies did not subject them to any regulatory action.

At December 31, 2012 and 2011, on an unaudited consolidated statutory basis, the capital and surplus of the Insurance Companies was $89.6 million and $93.9 million, respectively. For the fiscal year ended December 31, 2012, the six months ended December 31, 2011 and the fiscal years ended June 30, 2011 and 2010, unaudited consolidated statutory net income (loss) of the Insurance Companies was $12.7 million, $(9.0) million, $(5.9) million and $5.2 million, respectively.

The maximum amount of dividends which can be paid by First Acceptance Insurance Company, Inc. (“FAIC”) to the Company, without the prior approval of the Texas insurance commissioner, is limited to the greater of 10% of statutory capital and surplus at December 31st of the next preceding year or net income for the year. In addition, dividends may only be paid from earned surplus and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2012, FAIC could not pay ordinary dividends to the Company without prior regulatory approval due to a negative earned surplus position.

19. Selected Quarterly Financial Data (unaudited)

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data is summarized as follows (in thousands, except per share data).

	Total Revenues	Income (Loss) before Income Taxes	Net Income (Loss)	Basic and Diluted Net Income (Loss) per Share
Year Ended December 31, 2012:
December 31, 2012	$55,079	$175	$96	$0.00
September 30, 2012	59,568	3,378	3,279	0.08
June 30, 2012	57,945	(4,470)	(4,208)	(0.10)
March 31, 2012	55,467	(8,128)	(8,207)	(0.20)
Six Months Ended December 31, 2011:
December 31, 2011	$49,135	$(25,716)	$(25,749)	$(0.55)
September 30, 2011	49,969	(3,573)	(3,688)	(0.08)
Year Ended June 30, 2011:
June 30, 2011	$53,134	$(53,215)	$(53,474)	$(1.11)
March 31, 2011	52,800	(1,910)	(1,608)	(0.03)
December 31, 2010	51,677	(1,969)	(2,090)	(0.04)
September 30, 2010	53,123	512	392	0.01

Income before income taxes for the quarter ended December 31, 2012 of $0.2 million included $4.0 million of unfavorable development in the Company’s estimate of unpaid loss and loss adjustment expenses. Loss before income taxes for the quarter ended December 31, 2011 of $25.7 million included a goodwill impairment charge of $21.1 million (see Note 1) and $4.6 million of unfavorable development in the Company’s estimate of unpaid loss and loss adjustment expenses. Loss before income taxes for the quarter ended June 30, 2011 of $53.2 million included a goodwill and intangible assets impairment charge of $52.4 million (see Note 1) and $2.1 million of favorable development in the Company’s estimate of unpaid loss and loss adjustment expenses.

FIRST ACCEPTANCE CORPORATION 10-K

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) at December 31, 2012. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Senior Vice President of Finance (principal financial officer) concluded that our disclosure controls and procedures were effective at December 31, 2012 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective at December 31, 2012.

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

Information with respect to our directors and executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2013, is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2013, is incorporated herein by reference.

Information with respect to our code of business conduct and ethics, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2013, is incorporated herein by reference.

Information with respect to our corporate governance disclosures, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2013, is incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to the compensation of our executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2013, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2013, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions, and director independence, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2013, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to the fees paid to and services provided by our principal accountants, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2013, is incorporated herein by reference.

FIRST ACCEPTANCE CORPORATION 10-K

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules:

Schedule I – Financial Information of Registrant (Parent Company)

(3)	Exhibits: See the exhibit listing set forth below.

Exhibit Number

3.1	Restated Certificate of Incorporation of First Acceptance Corporation.*

3.2	Second Amended and Restated Bylaws of First Acceptance Corporation.*

4.1	Registration Rights Agreement, dated as of July 1, 2002, by and between the Company and Donald J. Edwards.*

4.2	Form of certificate representing shares of common stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed December 26, 2002).

10.1	Amended and Restated First Acceptance Corporation 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated November 23, 2009).†

10.2	Form of Restricted Stock Award Agreement under the Company’s 2002 Long Term Incentive Plan.*†

10.3	Form of Nonqualified Stock Option Agreement under the Company’s 2002 Long Term Incentive Plan.*†

10.4	Amended and Restated First Acceptance Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 17, 2010).

10.5	Form of Restricted Stock Award Agreement of Outside Directors under the Company’s 2002 Long Term Incentive Plan.*†

10.6	Form of Indemnification Agreement between the Company and each of the Company’s directors and executive officers.*†

10.7	Junior Subordinated Indenture, dated June 15, 2007, between First Acceptance Corporation and Wilmington Trust Company.*

10.8	Guarantee Agreement, dated June 15, 2007, between First Acceptance Corporation and Wilmington Trust Company.*

10.9	Amended and Restated Trust Agreement, dated June 15, 2007, among First Acceptance Corporation, Wilmington Trust Company and the Administrative Trustees Named Therein.*

FIRST ACCEPTANCE CORPORATION 10-K

10.10	Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, between First Acceptance Corporation and Daniel L. Walker (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated May 11, 2009).†

10.11	Compensation Arrangement, made as of March 30, 2011, between First Acceptance Corporation and Mark A. Kelly (incorporated by reference to Exhibit 10.35 of the Company’s Amendment No. 1 to Current Report on Form 8-K dated April 1, 2011).†

10.12	Employment Agreement, made as of May 15, 2007, as amended March 3, 2009, between First Acceptance Corporation and John Barnett (incorporated by reference to Exhibit 99 of the Company’s Current Report on Form 8-K dated May 23, 2011).†

10.13	Mutual Separation and Release Agreement, effective as of December 23, 2011, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 10.33 of the Company’s Current Report on Form 8-K dated December 23, 2011).†

10.14	Stock Purchase Agreement, effective as of December 23, 2011, by and among First Acceptance Corporation, Stephen J. Harrison and Stephen J. Harrison 2010 Grantor Retained Annuity Trust (incorporated by reference to Exhibit 10.34 of the Company’s Current Report on Form 8-K dated December 23, 2011).†

14	First Acceptance Corporation Code of Business Conduct and Ethics.*

21	Subsidiaries of First Acceptance Corporation.*

23.1	Consent of Ernst & Young LLP.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).*

32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101 –	XBRL *

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

FIRST ACCEPTANCE CORPORATION 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION

Date: February 26, 2013	By	/s/ Mark A. Kelly
Mark A. Kelly Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. Kelly	Chief Executive Officer (Principal Executive Officer)	February 26, 2013
Mark A. Kelly

/s/ John R. Barnett	Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	February 26, 2013
John R. Barnett

/s/ Jeremy B. Ford	Chairman of the Board of Directors	February 26, 2013
Jeremy B. Ford

/s/ Rhodes R. Bobbitt	Director	February 26, 2013
Rhodes R. Bobbitt

/s/ Harvey B. Cash	Director	February 26, 2013
Harvey B. Cash

/s/ Donald J. Edwards	Director	February 26, 2013
Donald J. Edwards

/s/ Tom C. Nichols	Director	February 26, 2013
Tom C. Nichols

/s/ Lyndon L. Olson	Director	February 26, 2013
Lyndon L. Olson

/s/ William A. Shipp, Jr.	Director	February 26, 2013
William A. Shipp, Jr.

FIRST ACCEPTANCE CORPORATION 10-K

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

SCHEDULE I. FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

(in thousands)

	December 31,
	2012	2011
Balance Sheets
Assets:
Investment in subsidiaries, at equity in net assets	$108,663	$109,189
Investments, available-for-sale at fair value	—	3,518
Cash and cash equivalents	3,344	8,445
Other assets	2,361	2,453

	$114,368	$123,605

Liabilities:
Debentures payable	$40,261	$40,221
Other liabilities	1,315	655
Stockholders’ equity	72,792	82,729

	$114,368	$123,605

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2012	2011	2011	2010
Statements of Operations
Investment income	$93	$65	$116	$119
Equity in income (loss) of subsidiaries, net of tax	(6,830)	(27,074)	(49,926)	13,813
Expenses	(2,303)	(2,428)	(6,005)	(7,206)

Income (loss) before income taxes	(9,040)	(29,437)	(55,815)	6,726
Provision (benefit) for income taxes	—	—	965	(314)

Net income (loss)	$(9,040)	$(29,437)	$(56,780)	$7,040

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2012	2011	2011	2010
Statements of Cash Flows
Cash flows from operating activities:
Net income (loss)	$(9,040)	$(29,437)	$(56,780)	$7,040
Equity in loss (income) of subsidiaries, net of tax	6,830	27,074	49,926	(13,813)
Stock-based compensation	604	171	998	1,048
Deferred income taxes	1	2	(98)	—
Other	(6)	8	(108)	(2)
Change in assets and liabilities	792	(764)	1,069	4,488

Net cash used in operating activities	(819)	(2,946)	(4,993)	(1,239)

Cash flows from investing activities:
Dividends from subsidiary	5,150	10,684	7,079	7,670
Maturities of investments, available for sale	3,518	—	—	—
Improvements to foreclosed real estate	(2)	(2)	(2)	(22)
Investment in subsidiary	(13,000)	—	—	—

Net cash provided by (used in) investing activities	(4,334)	10,682	7,077	7,648

Cash flows from financing activities:
Purchases of treasury stock	—	(10,988)	—	—
Net proceeds from issuance of common stock	52	23	56	67

Net cash provided by (used in) financing activities	52	(10,965)	56	67

Net change in cash and cash equivalents	5,101	(3,229)	2,140	6,476
Cash and cash equivalents, beginning of period	8,445	11,674	9,534	3,058

Cash and cash equivalents, end of period	$3,344	$8,445	$11,674	$9,534