Form 10-Q
period 2013-03-31
FIRST ACCEPTANCE CORP /DE/
filed 2013-05-08
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At May 7, 2013, there were 40,945,052 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments, available-for-sale at fair value (amortized cost of $125,725 and $130,342, respectively)	$134,026	$139,046
Cash and cash equivalents	71,215	59,104
Premiums and fees receivable, net of allowance of $281 and $306	57,678	45,286
Other assets	5,819	6,190
Property and equipment, net	4,456	4,656
Deferred acquisition costs	3,712	3,221
Identifiable intangible assets	4,800	4,800

TOTAL ASSETS	$281,706	$262,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$80,612	$79,260
Unearned premiums and fees	71,231	55,092
Debentures payable	40,271	40,261
Other liabilities	15,097	14,897

Total liabilities	207,211	189,510

Stockholders’ equity:
Preferred stock, $.01 par value per share, 10,000 shares authorized	—	—
Common stock, $.01 par value per share, 75,000 shares authorized; 40,945 and 40,962 shares issued and outstanding, respectively	410	410
Additional paid-in capital	456,786	456,705
Accumulated other comprehensive income	8,301	8,704
Accumulated deficit	(391,002)	(393,026)

Total stockholders’ equity	74,495	72,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$281,706	$262,303

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Premiums earned	$49,403	$45,419
Commission and fee income	8,597	8,252
Investment income	1,276	1,770
Net realized gains on investments, available-for-sale (includes $13 and $26, respectively, of accumulated other comprehensive income reclassifications for unrealized gains)	13	26

	59,289	55,467

Costs and expenses:
Losses and loss adjustment expenses	33,505	38,864
Insurance operating expenses	22,340	22,762
Other operating expenses	229	266
Stock-based compensation	84	295
Depreciation and amortization	571	429
Interest expense	443	979

	57,172	63,595

Income (loss) before income taxes	2,117	(8,128)
Provision for income taxes (includes $5 and $9, respectively, of income tax expense from reclassification items)	93	79

Net income (loss)	$2,024	$(8,207)

Net income (loss) per share:
Basic	$0.05	$(0.20)

Diluted	$0.05	$(0.20)

Number of shares used to calculate net income (loss) per share:
Basic	40,910	40,843

Diluted	40,939	40,843

Reconciliation of net income (loss) to comprehensive loss:
Net income (loss)	$2,024	$(8,207)
Net unrealized change in investments	(403)	872

Comprehensive income (loss)	$1,621	$(7,335)

Detail of net realized gains on investments, available-for-sale:
Net realized gains on sales and redemptions	$41	$27

Other-than-temporary impairment (“OTTI”) charges	—	—
Non-credit portion included in comprehensive loss	—	—
OTTI charges reclassified from other comprehensive loss	(28)	(1)

OTTI charges recognized in net loss	(28)	(1)

Net realized gains on investments, available-for-sale	$13	$26

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$2,024	$(8,207)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	571	429
Stock-based compensation	84	295
Other-than-temporary impairment on investment securities	28	1
Net realized gains on sales and redemptions of investments	(41)	(27)
Other	88	69
Change in:
Premiums and fees receivable	(12,367)	(13,000)
Loss and loss adjustment expense reserves	1,352	1,634
Unearned premiums and fees	16,139	16,236
Other	90	396

Net cash provided by (used in) operating activities	7,968	(2,174)

Cash flows from investing activities:
Purchases of investments, available-for-sale	—	(1,500)
Maturities and redemptions of investments, available-for-sale	4,515	8,042
Capital expenditures	(372)	(2,028)

Net cash provided by investing activities	4,143	4,514

Cash flows from financing activities:
Payments on borrowings	—	(12)

Net cash used in financing activities	—	(12)

Net change in cash and cash equivalents	12,111	2,328
Cash and cash equivalents, beginning of period	59,104	23,751

Cash and cash equivalents, end of period	$71,215	$26,079

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	General

The consolidated financial statements of First Acceptance Corporation (the “Company”) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the interim periods. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with the current year presentation.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012.

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

Fair Value of Financial Instruments

The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments, available-for-sale	$134,026	$134,026	$139,046	$139,046
Liabilities:
Debentures payable	40,271	12,569	40,261	12,723

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

		Fair Value Measurements Using
March 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$12,035	$12,035	$—	$—
State	4,069	—	4,069	—
Political subdivisions	785	—	785	—
Revenue and assessment	19,595	—	19,595	—
Corporate bonds	66,675	—	66,675	—
Collateralized mortgage obligations:
Agency backed	10,109	—	10,109	—
Non-agency backed – residential	5,432	—	5,432	—
Non-agency backed – commercial	5,070	—	5,070	—
Redeemable preferred stocks	1,792	1,792	—	—

Total fixed maturities, available-for-sale	125,562	13,827	111,735	—
Investment in mutual fund, available-for-sale	8,464	8,464	—	—

Total investments, available-for-sale	134,026	22,291	111,735	—
Cash and cash equivalents	71,215	71,215	—	—

Total	$205,241	$93,506	$111,735	$—

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

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2013 and 2012. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

Based on the above categorization, there were no Level 3 classified security valuations at March 31, 2013 and 2012 and December 31, 2012 and 2011, nor any transfers into or out of Level 3 during these periods.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$11,202	$833	$—	$12,035
State	3,991	78	—	4,069
Political subdivisions	752	33	—	785
Revenue and assessment	18,103	1,497	(5)	19,595
Corporate bonds	63,696	3,409	(430)	66,675
Collateralized mortgage obligations:
Agency backed	9,448	661	—	10,109
Non-agency backed – residential	4,888	610	(66)	5,432
Non-agency backed – commercial	4,644	426	—	5,070
Redeemable preferred stocks	1,500	292	—	1,792

Total fixed maturities, available-for-sale	118,224	7,839	(501)	125,562
Investment in mutual fund, available-for-sale	7,501	963	—	8,464

	$125,725	$8,802	$(501)	$134,026

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$11,202	$908	$—	$12,110
State	3,994	117	—	4,111
Political subdivisions	753	37	—	790
Revenue and assessment	16,449	1,553	(6)	17,996
Corporate bonds	68,114	3,669	(246)	71,537
Collateralized mortgage obligations:
Agency backed	11,079	791	—	11,870
Non-agency backed – residential	5,098	472	(98)	5,472
Non-agency backed – commercial	4,652	457	—	5,109
Redeemable preferred stock	1,500	218	—	1,718

Total fixed maturities, available-for-sale	122,841	8,222	(350)	130,713
Investment in mutual fund, available-for-sale	7,501	832	—	8,333

	$130,342	$9,054	$(350)	$139,046

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following tables set forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

March 31, 2013	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$10,648	$—	$—	$10,648
After one through five years	33,527	13,611	—	47,138
After five through ten years	18,978	15,651	—	34,629
After ten years	10,744	—	—	10,744
No single maturity date	22,067	336	—	22,403

	$95,964	$29,598	$—	$125,562

December 31, 2012	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$9,380	$—	$5	$9,385
After one through five years	34,460	11,518	—	45,978
After five through ten years	25,230	15,181	—	40,411
After ten years	10,770	—	—	10,770
No single maturity date	23,833	336	—	24,169

	$103,673	$27,035	$5	$130,713

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses		Gross Unrealized Gains
At:	Less than or equal to 12 months	Greater than 12 months
March 31, 2013	13	2	101
December 31, 2012	13	1	108

The following tables reflect the fair value and gross unrealized losses of those fixed maturity securities in a continuous unrealized loss position for greater than 12 months. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

Gross Unrealized Losses at March 31, 2013:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	1	$702	$(5)
Greater than 10%	1	209	(50)

	2	$911	$(55)

Gross Unrealized Losses at December 31, 2012:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	—	$—	$—
Greater than 10%	1	212	(78)

	1	$212	$(78)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of Securities with		Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses at March 31, 2013:	Gross Unrealized Losses	Gross Unrealized Losses	Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$6,572	$(121)	$(121)	$—	$—
Six months	22,114	(325)	(309)	—	(16)
Nine months	—	—	—	—	—
Twelve months	—	—	—	—	—
Greater than twelve months	912	(55)	(5)	—	(50)

Total	$29,598	$(501)	$(435)	$—	$(66)

	Fair Value of Securities with		Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses at December 31, 2012:	Gross Unrealized Losses	Gross Unrealized Losses	Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$26,121	$(266)	$(246)	$—	$(20)
Six months	—	—	—	—	—
Nine months	—	—	—	—	—
Twelve months	702	(6)	(6)	—	—
Greater than twelve months	212	(78)	—	—	(78)

Total	$27,035	$(350)	$(252)	$—	$(98)

Restrictions

At March 31, 2013, fixed maturities and cash equivalents with a fair value and amortized cost of $5.4 million were on deposit with various insurance departments as a requirement of doing business in those states. Cash equivalents with a fair value and amortized cost of $9.4 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Three Months Ended March 31,
	2013	2012
Fixed maturities, available-for-sale	$1,283	$1,760
Investment in mutual fund, available-for-sale	140	137
Other	20	29
Investment expenses	(167)	(156)

	$1,276	$1,770

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The components of net realized gains (losses) on investments, available-for-sale at fair value follow (in thousands).

	Three Months Ended March 31,
	2013	2012
Gains	$41	$27
Losses	—	—
Other-than-temporary impairment	(28)	(1)

	$13	$26

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) is included in other comprehensive income (loss). The amounts of non-credit OTTI for securities still owned was $1.0 million for non-agency backed residential collateralized mortgage obligations (“CMOs”) and $0.2 million for non-agency backed commercial CMOs at both March 31, 2013 and December 31, 2012.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The number and amount of securities for which the Company has recognized OTTI charges in net income (loss) are presented in the following table (in thousands, except for the number of securities).

	Three Months Ended March 31,
	2013		2012
	Number of Securities	OTTI	Number of Securities	OTTI
Collateralized mortgage obligations:
Non-agency backed – residential	1	$(28)	1	$(1)
Non-agency backed – commercial	—	—	—	—

	1	(28)	1	(1)
Portion of loss recognized in accumulated other comprehensive income (loss)		—		—

Net OTTI recognized in net income (loss)		$(28)		$(1)

The following is a progression of the credit-related portion of OTTI on investments owned at March 31, 2013 and 2012 (in thousands).

	Three Months Ended March 31,
	2013	2012
Beginning balance	$(2,666)	$(3,425)
Additional credit impairments on:
Previously impaired securities	(28)	(1)
Securities without previous impairments	—	—

	(28)	(1)
Reductions for securities sold (realized)	(87)	—

	$(2,607)	$(3,426)

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

The Company believes that the remaining securities having unrealized losses at March 31, 2013 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$2,024	$(8,207)

Weighted average common basic shares	40,910	40,843
Effect of dilutive securities	29	—

Weighted average common dilutive shares	40,939	40,843

Basic and diluted net income (loss) per share	$0.05	$(0.20)

For the three months ended March 31, 2013, 29 thousand shares of unvested restricted common stock were included in the computation of diluted income per share. For the three months ended March 31, 2012, the computation of diluted net loss per share did not include 0.1 million shares of unvested restricted common stock as their inclusion would have been anti-dilutive. Options to purchase approximately 1.6 million and 5.3 million shares for the three months ended March 31, 2013 and 2012, respectively, were also not included in the computation of diluted net loss per share as their exercise prices were in excess of the average stock prices for the periods presented.

5.	Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands).

	Three Months Ended March 31,
	2013	2012
Federal:
Current	$26	$—
Deferred	—	—

	26	—

State:
Current	66	78
Deferred	1	1

	67	79

	$93	$79

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands).

	Three Months Ended March 31,
	2013	2012
Provision (benefit) for income taxes at statutory rate	$741	$(2,845)
Tax effect of:
Tax-exempt investment income	(5)	(1)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to federal income taxes	(886)	2,827
Restricted stock	171	13
State income taxes, net of federal income tax benefit and valuation allowance	67	79
Other	5	6

	$93	$79

The Company had a valuation allowance of $27.6 million and $28.4 million at March 31, 2013 and December 31, 2012, respectively, to reduce deferred tax assets to the amount that is more likely than not to be realized. The change in the total valuation allowance for the three months ended March 31, 2013 was a decrease of $0.8 million. For the three months ended March 31, 2013, the change in the valuation allowance included an increase of $0.1 million related to the unrealized change in investments included in other comprehensive income (loss).

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s net deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its deferred tax assets, management considered both positive and negative evidence. The Company placed greater weight on historical results than on the Company’s outlook for future profitability and established a deferred tax valuation allowance at March 31, 2013 and December 31, 2012. The deferred tax valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, the Company would record an income tax benefit for the adjustment.

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

The following table presents selected financial data by business segment (in thousands).

	Three Months Ended March 31,
	2013	2012
Revenues:
Insurance	$59,278	$55,434
Real estate and corporate	11	33

Consolidated total	$59,289	$55,467

Income (loss) before income taxes:
Insurance	$2,862	$(6,622)
Real estate and corporate	(745)	(1,506)

Consolidated total	$2,117	$(8,128)

	March 31, 2013	December 31, 2012
Total assets:
Insurance	$274,865	$256,670
Real estate and corporate	6,841	5,633

Consolidated total	$281,706	$262,303

7.	Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Presentation of Comprehensive Income, which requires a company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. The Company adopted the provisions of this guidance in the quarter ended March 31, 2013. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations, other than the presentation thereof.

FIRST ACCEPTANCE CORPORATION 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for year ended December 31, 2012. The following discussion should be read in conjunction with our consolidated financial statements included with this report and our consolidated financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for year ended December 31, 2012 included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

FIRST ACCEPTANCE CORPORATION 10-Q

At March 31, 2013, we leased and operated 367 retail locations (or “stores”) staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary tenant homeowner insurance product underwritten by us. In addition, during the three months ended March 31, 2013, select retail locations in highly competitive markets in Illinois and Texas began offering non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers. At March 31, 2013, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business - General” in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information with respect to our business.

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended March 31,
	2013	2012
Retail locations – beginning of period	369	382
Opened	—	—
Closed	(2)	(4)

Retail locations – end of period	367	378

The following table shows the number of our retail locations by state.

	March 31,		December 31,
	2013	2012	2012	2011
Alabama	24	24	24	24
Florida	30	30	30	30
Georgia	60	60	60	60
Illinois	62	66	63	67
Indiana	17	17	17	17
Mississippi	7	8	7	8
Missouri	11	12	11	12
Ohio	27	27	27	27
Pennsylvania	16	16	16	16
South Carolina	26	26	26	26
Tennessee	19	19	19	20
Texas	68	73	69	75

Total	367	378	369	382

FIRST ACCEPTANCE CORPORATION 10-Q

Consolidated Results of Operations

Overview

Our primary focus is selling, servicing and underwriting non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses. Our insurance operations generate revenues from selling, servicing and underwriting non-standard personal automobile insurance policies and related products in 12 states. We conduct our underwriting operations through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:

•	premiums earned, including policy and renewal fees, from sales of policies written and assumed by our insurance company subsidiaries;

•

commission and fee income, including installment billing fees on policies written, agency fees and commissions and fees for other ancillary products and policies sold on behalf of third-party insurance carriers; and

•	investment income earned on the invested assets of the insurance company subsidiaries.

The following table presents gross premiums earned by state (in thousands). Driven by improvements in sales execution, a higher percentage of full coverage policies sold and rate increases taken in most states, net premiums earned for the three months ended March 31, 2013 increased 8.8% compared with the same period in the prior year. The change in premiums earned in Illinois and Texas for the three months ended March 31, 2013 was adversely impacted by the increase in policies sold on behalf of third party carriers which generate commission and fee income instead of premiums earned.

	Three Months Ended March 31,
	2013	2012
Gross premiums earned:
Georgia	$9,651	$9,529
Florida	7,621	6,069
Texas	5,822	5,677
Illinois	5,317	5,538
Alabama	5,048	4,228
Ohio	4,360	3,802
South Carolina	3,659	3,012
Tennessee	3,040	2,954
Pennsylvania	2,144	2,047
Indiana	1,245	1,176
Missouri	887	788
Mississippi	657	646

Total gross premiums earned	49,451	45,466
Premiums ceded to reinsurer	(48)	(47)

Total net premiums earned	$49,403	$45,419

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents the change in the total number of policies in force (“PIF”) for the insurance operations, including policies underwritten on behalf of third party carriers. PIF increase as a result of new policies issued and decrease as a result of policies that are canceled or expire and are not renewed. At March 31, 2013, PIF was 2.5% higher than at the same date in the prior year.

	Three Months Ended March 31,
	2013	2012
Policies in force – beginning of period	147,176	141,862
Net increase during period	27,280	28,392

Policies in force – end of period	174,456	170,254

The following tables present total PIF for the insurance operations segregated by policies that were sold through retail locations, independent agents, call center and website, and include those sold on behalf of third party carriers. For our retail locations, PIF are further segregated by (i) new and renewal and (ii) liability-only or full coverage. New policies are defined as those policies issued to both first-time customers and customers who have reinstated a lapsed or cancelled policy. Renewal policies are those policies which renewed after completing their full uninterrupted policy term. Liability-only policies are defined as those policies including only bodily injury (or no-fault) and property damage coverages, which are the required coverages in most states. The percentage of PIF with full coverage at March 31, 2013 that were sold through our retail locations increased to 42.3%, compared with 40.8% at the same date in the prior year. The PIF for policies sold through our call center and website grew to 3,417; representing 2.0% of total PIF at March 31, 2013, compared with 0.4% at the same date in the prior year.

	March 31,
	2013	2012
Retail locations:
New	91,217	89,737
Renewal	77,799	77,468

	169,016	167,205

Independent agents	2,023	2,407
Call center and website	3,417	642

Total policies in force	174,456	170,254

	March 31,
	2013	2012
Retail locations:
Liability-only	97,493	98,931
Full coverage	71,523	68,274

	169,016	167,205

Independent agents	2,023	2,407
Call center and website	3,417	642

Total policies in force	174,456	170,254

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

FIRST ACCEPTANCE CORPORATION 10-Q

Combined Ratio – Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, an insurance company cannot be profitable without sufficient investment income.

The following table presents the loss, expense and combined ratios for our insurance operations.

	Three Months Ended March 31,
	2013	2012
Loss and loss adjustment expense	67.8%	85.6%
Expense	27.8%	31.9%

Combined	95.6%	117.5%

Operational Initiatives

During the past year, we renewed our focus on improving the customer experience and value through several initiatives. Through April 2013, our progress has included:

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

•	launch of our trial implementation of sales of third party carrier automobile insurance to select Illinois and Texas locations where pricing is highly competitive, and

•	development of an internet-specific sales strategy to drive quote traffic to our website.

Moving forward, we continue to believe that our retail stores are the foundation of our business, providing an opportunity for us to directly interact with our customers on a regular basis. We also recognize that customer preferences have changed and that we need to adapt to meet those needs. For that reason, we will continue to invest in our people, retail stores, website and call center initiatives, and our customer interaction efforts in order to improve the customer experience. Our current initiatives include:

•	expansion of our potential customer base through enhancements to our insurance products and expansion of ancillary product offerings,

•	continued investment and refinement of our internet-specific sales strategy,

•	continued investment and development of our website’s full-service capabilities,

•	continued assessment and possible expansion of sales of third party carrier auto insurance in select locations where pricing is highly competitive, and

•	investment in our call center processes and people in order to better support our phone and website sales efforts.

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

The value of our consolidated investment portfolio was $134.0 million at March 31, 2013 and consisted of fixed maturity securities and an investment in a mutual fund, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At March 31, 2013, we had gross unrealized gains of $8.8 million and gross unrealized losses of $0.5 million in our consolidated investment portfolio.

At March 31, 2013, 82% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. The average credit rating of our fixed maturity portfolio was AA- at March 31, 2013. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Investments in CMOs had a fair value of $20.6 million at March 31, 2013 and represented 16% of our fixed maturity portfolio. At March 31, 2013, 72% of our CMOs were considered investment grade by nationally recognized statistical rating agencies and 50% were backed by agencies of the United States government.

The following table summarizes our investment securities at March 31, 2013 (in thousands).

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$11,202	$833	$—	$12,035
State	3,991	78	—	4,069
Political subdivisions	752	33	—	785
Revenue and assessment	18,103	1,497	(5)	19,595
Corporate bonds	63,696	3,409	(430)	66,675
Collateralized mortgage obligations:
Agency backed	9,448	661	—	10,109
Non-agency backed – residential	4,888	610	(66)	5,432
Non-agency backed – commercial	4,644	426	—	5,070
Redeemable preferred stocks	1,500	292	—	1,792

Total fixed maturities, available-for-sale	118,224	7,839	(501)	125,562
Investment in mutual fund, available-for-sale	7,501	963	—	8,464

	$125,725	$8,802	$(501)	$134,026

FIRST ACCEPTANCE CORPORATION 10-Q

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Consolidated Results

Revenues for the three months ended March 31, 2013 increased 7% to $59.3 million from $55.5 million in the same period in the prior year. Income before income taxes for the three months ended March 31, 2013 was $2.1 million, compared with loss before income taxes of $8.1 million for the three months ended March 31, 2012. Net income for the three months ended March 31, 2013 was $2.0 million, compared with net loss of $8.2 million for the three months ended March 31, 2012. Basic and diluted net income per share were $0.05 for the three months ended March 31, 2013, compared with basic and diluted net loss per share of $0.20 for the same period in the prior year.

Insurance Operations

Revenues from insurance operations were $59.3 million for the three months ended March 31, 2013, compared with $55.4 million for the three months ended March 31, 2012. Income before income taxes from insurance operations for the three months ended March 31, 2013 was $2.9 million, compared with loss before income taxes from insurance operations of $6.6 million for the three months ended March 31, 2012.

Premiums Earned

Premiums earned increased by $4.0 million, or 9%, to $49.4 million for the three months ended March 31, 2013, from $45.4 million for the three months ended March 31, 2012. This improvement was primarily due to the continued sales, marketing, customer interaction and product initiatives, in addition to our recent pricing actions and a higher percentage of policies in force with full coverage at March 31, 2013.

Commission and Fee Income

Commission and fee income increased 4% to $8.6 million for the three months ended March 31, 2013, from $8.3 million for the three months ended March 31, 2012. This increase in commission and fee income was a result of higher fee income related to commissionable ancillary products and policies sold on behalf of third-party insurance carriers sold through our retail locations.

Investment Income

Investment income decreased to $1.3 million during the three months ended March 31, 2013 from $1.8 million during the three months ended March 31, 2012. This decrease in investment income was primarily a result of the low-yielding reinvestment opportunities for both portfolio maturities and the proceeds from the sale in September 2012 of $29.6 million of corporate bonds in order to increase the statutory surplus of the insurance company subsidiaries. At March 31, 2013 and 2012, the tax-equivalent book yields for our fixed maturities portfolio were 3.1% and 4.4%, respectively, with effective durations of 2.86 and 3.11 years, respectively.

Net realized gains on investments, available-for-sale

Net realized gains on investments, available-for-sale during the three months ended March 31, 2013 included $41 thousand in net realized gains on redemptions and $28 thousand of charges related to OTTI on certain non-agency backed CMOs. Net realized gains on investments, available-for-sale during the three months ended March 31, 2012 included $27 thousand in net realized gains on redemptions and $1 thousand of charges related to OTTI on certain non-agency backed CMOs. For additional information with respect to the determination of OTTI losses on investment securities, see Note 3 to our consolidated financial statements.

Loss and Loss Adjustment Expenses

The loss and loss adjustment expense ratio was 67.8% for the three months ended March 31, 2013, compared with 85.6% for the three months ended March 31, 2012. We experienced favorable development related to prior periods of $2.4 million for the three months ended March 31, 2013, compared with unfavorable development of $3.4 million for the three months ended March 31, 2012. The favorable development for the three months ended March 31, 2013 was primarily due to lower than expected severity related to property damage liability and no-fault claims that occurred in calendar year 2012, as well as lower than expected severity related to bodily injury claims that occurred in calendar years 2011 and 2012. In addition, the favorable development for the three months ended March 31, 2013 included a recovery related to the 2011 settlement of a claim for extra-contractual damages.

FIRST ACCEPTANCE CORPORATION 10-Q

Excluding the development related to prior periods, the loss and loss adjustment expense ratios for the three months ended March 31, 2013 and 2012 were 72.7% and 78.1%, respectively. The year-over-year decrease in the loss and loss adjustment expense ratio was primarily due to a decrease in both frequency and severity and the impact of our recent pricing changes.

Operating Expenses

Insurance operating expenses decreased 2% to $22.3 million for the three months ended March 31, 2013 from $22.8 million for the three months ended March 31, 2012. The decrease was primarily a result of savings realized from the closure of underperforming stores.

The expense ratio was 27.8% for the three months ended March 31, 2013, compared with 31.9% for the three months ended March 31, 2012. The year-over-year decrease in the expense ratio was primarily due to the increase in premiums earned which resulted in a lower percentage of fixed expenses in our retail operations (such as rent and base salary).

Overall, the combined ratio decreased to 95.6% for the three months ended March 31, 2013 from 117.5% for the three months ended March 31, 2012.

Provision for Income Taxes

The provision for income taxes was $0.1 million for both the three months ended March 31, 2013, and 2012. The provision (benefit) for income taxes related primarily to current state income taxes for certain subsidiaries with taxable income. At March 31, 2013 and 2012, we established a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing our ability to support the realizability of our deferred tax assets, we considered both positive and negative evidence. We placed greater weight on historical results than on our outlook for future profitability. The deferred tax valuation allowance may be adjusted in future periods if we determine that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, we would record an income tax benefit for the adjustment.

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the three months ended March 31, 2013 was $0.7 million, compared with a loss before income taxes from real estate and corporate operations of $1.5 million for the three months ended March 31, 2012. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $0.4 million and $1.0 million of interest expense during the three months ended March 31, 2013 and 2012, respectively, related to the debentures issued in June 2007. The decrease in interest expense was due to the contractual interest rate related to the debentures decreasing effective August 2012. For additional information, see “Liquidity and Capital Resources” in this report.

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash provided by operating activities for the three months ended March 31, 2013 was $8.0 million, compared with net cash used in operating activities of $2.2 million for the same period in the prior fiscal year. Net cash provided by investing activities for the three months ended March 31, 2013 was $4.1 million, compared with net cash provided by investing activities of $4.5 million for the same period in the prior fiscal year. The three months ended March 31, 2013 and 2012 included net reductions in our investment portfolio of $4.5 million and $6.5 million, respectively. The net reductions in our investment portfolio in both periods were primarily the result of maturities and redemptions. Investing activities during the three months ended March 31, 2013 also included capital expenditures of $0.4 million primarily related systems enhancements.

FIRST ACCEPTANCE CORPORATION 10-Q

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products to our insureds and, if necessary and available subject to state law limitations, the holding company may receive dividends from our insurance company subsidiaries. The holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At March 31, 2013, we had $4.6 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.

The holding company has debt service requirements related to the debentures payable. The debentures are interest-only and mature in full in July 2037. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which time the rate became variable (Three-Month LIBOR plus 375 basis points, resets quarterly). The interest rate related to the debentures was 4.063% for the period from November 2012 to January 2013 and 4.052% for the period February 2013 to April 2013. In April 2013, the interest rate reset to 4.026% through July 2013.

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At March 31, 2013, our insurance company subsidiaries could not pay ordinary dividends without prior regulatory approval due to a negative earned surplus position.

The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratios for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus were 2.13-to-1 at March 31, 2013. Based on our current forecast on a combined basis, we anticipate that our risk-based capital levels will be adequate and that our ratio of net premiums written to statutory capital and surplus will not exceed the 3-to-1 statutory guideline for the reasonably foreseeable future. We therefore believe that our insurance company subsidiaries have sufficient statutory capital and surplus available to support their net premium writings in this time frame.

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

Off-Balance Sheet Arrangements

We have not entered into any new off-balance sheet arrangements since December 31, 2012. For information with respect to our off-balance sheet arrangements at December 31, 2012, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2013 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Our exposures to market risk relate primarily to our investment portfolio, which is exposed

FIRST ACCEPTANCE CORPORATION 10-Q

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$130,677	$128,108	$125,562	$123,082	$120,675	$116,110

FIRST ACCEPTANCE CORPORATION 10-Q

The following table provides information about our fixed maturity investments at March 31, 2013 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and OTTI) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2013	$8,455	$—	$—	$8,455
2014	16,165	—	955	17,120
2015	8,287	3,700	—	11,987
2016	7,341	1,025	—	8,366
2017	4,360	6,575	—	10,935
Thereafter	40,763	17,893	—	58,656

Total	$85,371	$29,193	$955	$115,519

Fair value	$95,964	$29,598	$—	$125,562

On June 15, 2007, our wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I (FAST I), used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points, resets quarterly). The interest rate related to the debentures was 4.063% for the period from November 2012 to January 2013 and 4.052% for the period from February 2013 to April 2013. In April 2013, the interest rate reset to 4.026% through July 2013.

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment in any one investment, excluding U.S. government and agency securities, is our investment in a single mutual fund with a fair value of $8.4 million, or 6% of our investment portfolio. Our five largest investments make up 18% of our investment portfolio. The average credit quality rating for our fixed maturity portfolio was AA- at March 31, 2013.

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized statistical rating organizations at March 31, 2013 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$9,064	7%	$9,469	7%
AA+, AA, AA-	46,103	37%	48,665	36%
A+, A, A-	39,040	31%	40,850	30%
BBB+, BBB, BBB-	10,256	8%	11,664	9%

Total investment grade	104,463	83%	110,648	82%

Not rated	16,588	13%	18,243	13%

BB+, BB, BB-	754	1%	836	1%
B+, B, B-	784	1%	862	1%
CCC+, CCC, CCC-	2,382	2%	2,591	2%
C+, C, C-	748	0%	832	1%
D	6	0%	14	0%

Total non-investment grade	4,674	4%	5,135	5%

Total	$125,725	100%	$134,026	100%

The mortgage industry has recently experienced a significant number of delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant declines in fair value. At March 31, 2013, our fixed maturity portfolio included three CMOs having sub-prime exposure with fair value of $0.9 million and no exposure to Alt-A investments.

FIRST ACCEPTANCE CORPORATION 10-Q

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of March 31, 2013. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Acting Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The following table provides information regarding repurchases by us of our common stock during the periods indicated. During the three months ended March 31, 2013, we repurchased 2,717 shares from employees to cover payroll withholding taxes in connection with the vesting of restricted common stock.

Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013	January 31, 2013	—	—	—	—
February 1, 2013	February 28, 2013	2,112	$1.18	—	—
March 1, 2013	March 31, 2013	605	$1.15	—	—

Total		2,717	$1.23	—	—

Item 4.	Mine Safety Disclosures

None.

Item 6.	Exhibits

The following exhibits are filed with this report:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 –	XBRL

FIRST ACCEPTANCE CORPORATION 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION

Date: May 8, 2013	By:	/s/ Michael J. Bodayle
Michael J. Bodayle
Acting Chief Financial Officer