Form 10-Q
period 2013-06-30
FIRST ACCEPTANCE CORP /DE/
filed 2013-08-06
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At August 5, 2013, there were 40,966,899 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments, available-for-sale at fair value (amortized cost of $128,065 and $130,342, respectively)	$132,762	$139,046
Cash and cash equivalents	74,382	59,104
Premiums and fees receivable, net of allowance of $434 and $306	47,437	45,286
Other assets	7,556	6,190
Property and equipment, net	4,177	4,656
Deferred acquisition costs	3,136	3,221
Identifiable intangible assets	4,800	4,800

TOTAL ASSETS	$274,250	$262,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$85,998	$79,260
Unearned premiums and fees	59,480	55,092
Debentures payable	40,281	40,261
Other liabilities	15,474	14,897

Total liabilities	201,233	189,510

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 40,967 and 40,962 shares issued and outstanding, respectively	410	410
Additional paid-in capital	456,866	456,705
Accumulated other comprehensive income	4,677	8,704
Accumulated deficit	(388,936)	(393,026)

Total stockholders’ equity	73,017	72,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$274,250	$262,303

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Premiums earned	$52,118	$47,701	$101,521	$93,120
Commission and fee income	9,162	8,501	17,759	16,753
Investment income	1,268	1,762	2,544	3,532
Net realized gains (losses) on investments, available-for-sale (includes $(55), $(19), $(42) and $7, respectively, of accumulated other comprehensive income reclassification for unrealized gains (losses))	(55)	(19)	(42)	7

	62,493	57,945	121,782	113,412

Costs and expenses:
Losses and loss adjustment expenses	39,087	39,726	72,592	78,590
Insurance operating expenses	19,909	20,798	42,249	43,560
Other operating expenses	223	224	452	490
Stock-based compensation	56	115	140	410
Depreciation and amortization	537	573	1,108	1,002
Interest expense	427	979	870	1,958

	60,239	62,415	117,411	126,010

Income (loss) before income taxes	2,254	(4,470)	4,371	(12,598)
Provision (benefit) for income taxes (includes $(19), $(7), $(15) and $2, respectively, of income tax expense from reclassification items)	188	(262)	281	(183)

Net income (loss)	$2,066	$(4,208)	$4,090	$(12,415)

Net income (loss) per share:
Basic	$0.05	$(0.10)	$0.10	$(0.30)

Diluted	$0.05	$(0.10)	$0.10	$(0.30)

Number of shares used to calculate net income (loss) per share:
Basic	40,921	40,852	40,915	40,847

Diluted	40,948	40,852	40,942	40,847

Reconciliation of net income (loss) to comprehensive loss:
Net income (loss)	$2,066	$(4,208)	$4,090	$(12,415)
Net unrealized change in investments	(3,623)	144	(4,027)	1,016

Comprehensive income (loss)	$(1,557)	$(4,064)	$63	$(11,399)

Detail of net realized gains (losses) on investments, available-for-sale:
Net realized gains (losses) on sales and redemptions	$(55)	$(4)	$(14)	$23

OTTI charges reclassified from other comprehensive income (loss)	—	(15)	(28)	(16)

OTTI charges recognized in net income (loss)	—	(15)	(28)	(16)

Net realized gains (losses) on investments, available-for-sale	$(55)	$(19)	$(42)	$7

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$4,090	$(12,415)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,108	1,002
Stock-based compensation	140	410
Other-than-temporary impairment on investment securities	28	16
Net realized (gains) losses on sales and redemptions of investments	14	(23)
Other	47	231
Change in:
Premiums and fees receivable	(2,023)	(5,667)
Loss and loss adjustment expense reserves	6,738	5,637
Unearned premiums and fees	4,388	7,911
Other	1,043	1,929

Net cash provided by (used in) operating activities	15,573	(969)

Cash flows from investing activities:
Purchases of investments, available-for-sale	(8,287)	(3,260)
Purchases limited partnership interests	(1,747)	—
Maturities and redemptions of investments, available-for-sale	10,348	15,116
Capital expenditures	(631)	(2,849)
Other	(2)	—

Net cash provided by (used in) investing activities	(319)	9,007

Cash flows from financing activities:
Payments on borrowings	—	(13)
Net proceeds from issuance of common stock	24	26

Net cash provided by financing activities	24	13

Net change in cash and cash equivalents	15,278	8,051
Cash and cash equivalents, beginning of period	59,104	23,751

Cash and cash equivalents, end of period	$74,382	$31,802

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

Level 1 -	Quoted prices in active markets for identical assets or liabilities.

Level 2 -	Quoted market prices for similar assets or liabilities in active markets; quoted prices by independent pricing services for identical or similar assets or liabilities in markets that are not active; and valuations, using models or other valuation techniques, that use observable market data. All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the market place.

Level 3 -	Instruments that use non-binding broker quotes, model driven valuations that do not have observable market data or those that are estimated based on an ownership interest to which a proportionate share of net assets is attributed.

The Company categorizes valuation methods used in its identifiable intangible assets impairment tests as Level 3. To determine the fair value of acquired trademarks and trade names, the Company uses the relief-from-royalty method, which requires the Company to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The Company also categorizes valuation methods used to fair value its investments in limited partnerships as Level 3, since the Company uses an estimate based on its ownership interest to which a proportionate share of the partners’ net assets is attributed.

Fair Value of Financial Instruments

The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments, available-for-sale	$132,762	$132,762	$139,046	$139,046
Other investments	1,727	1,727	—	—
Liabilities:
Debentures payable	40,281	12,588	40,261	12,723

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

The Company holds available-for-sale investments and limited partnership interests, which are carried at fair value. The following tables present the fair-value measurements for each major category of assets that are measured on a recurring basis (in thousands).

		Fair Value Measurements Using
June 30, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$11,872	$11,872	$—	$—
State	3,044	—	3,044	—
Political subdivisions	773	—	773	—
Revenue and assessment	16,134	—	16,134	—
Corporate bonds	69,320	—	69,320	—
Collateralized mortgage obligations:
Agency backed	9,334	—	9,334	—
Non-agency backed – residential	5,102	—	5,102	—
Non-agency backed – commercial	4,853	—	4,853	—
Redeemable preferred stocks	1,693	1,693	—	—

Total fixed maturities, available-for-sale	122,125	13,565	108,560	—
Mutual funds, available-for-sale	10,637	10,637	—	—

Total investments, available-for-sale	132,762	24,202	108,560	—
Limited partnership interests	1,727	—	—	1,727
Cash and cash equivalents	74,382	74,382	—	—

Total	$208,871	$98,584	$108,560	$1,727

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

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified securities in the table above consist of limited partnership interests for which fair value is estimated based on the Company’s ownership interest in partners’ capital. There were no transfers between Level 1 and Level 2 for the three and six months ended June 30, 2013 and 2012. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

Based on the above categorization, there were no Level 3 classified security valuations at June 30, 2012 and December 31, 2012 and 2011, nor any transfers into or out of Level 3 during these periods. At June 30, 2013, the Level 3 classification was the result of purchases during the three months ended June 30, 2013.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$11,202	$670	$—	$11,872
State	2,986	61	(3)	3,044
Political subdivisions	752	21	—	773
Revenue and assessment	15,219	920	(5)	16,134
Corporate bonds	68,725	2,449	(1,854)	69,320
Collateralized mortgage obligations:
Agency backed	8,781	553	—	9,334
Non-agency backed – residential	4,642	479	(19)	5,102
Non-agency backed – commercial	4,357	496	—	4,853
Redeemable preferred stocks	1,500	193	—	1,693

Total fixed maturities, available-for-sale	118,164	5,842	(1,881)	122,125
Mutual funds, available-for-sale	9,901	737	(1)	10,637

	$128,065	$6,579	$(1,882)	$132,762

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$11,202	$908	$—	$12,110
State	3,994	117	—	4,111
Political subdivisions	753	37	—	790
Revenue and assessment	16,449	1,553	(6)	17,996
Corporate bonds	68,114	3,669	(246)	71,537
Collateralized mortgage obligations:
Agency backed	11,079	791	—	11,870
Non-agency backed – residential	5,098	472	(98)	5,472
Non-agency backed – commercial	4,652	457	—	5,109
Redeemable preferred stock	1,500	218	—	1,718

Total fixed maturities, available-for-sale	122,841	8,222	(350)	130,713
Mutual fund, available-for-sale	7,501	832	—	8,333

	$130,342	$9,054	$(350)	$139,046

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following tables set forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

June 30, 2013	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$10,260	$—	$1,585	$11,845
After one through five years	28,724	13,579	—	42,303
After five through ten years	17,080	20,409	—	37,489
After ten years	6,756	2,749	—	9,505
No single maturity date	20,605	378	—	20,983

	$83,425	$37,115	$1,585	$122,125

December 31, 2012	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$9,380	$—	$5	$9,385
After one through five years	34,460	11,518	—	45,978
After five through ten years	25,230	15,181	—	40,411
After ten years	10,770	—	—	10,770
No single maturity date	23,833	336	—	24,169

	$103,673	$27,035	$5	$130,713

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
At:	Less than or equal to 12 months	Greater than 12 months	Gross Unrealized Gains
June 30, 2013	18	2	113
December 31, 2012	13	1	108

The following tables reflect the fair value and gross unrealized losses of those fixed maturity securities in a continuous unrealized loss position for greater than 12 months. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

Gross Unrealized Losses at June 30, 2013:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	2	$947	$(17)
Greater than 10%	—	—	—

	2	$947	$(17)

Gross Unrealized Losses at December 31, 2012:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	—	$—	$—
Greater than 10%	1	212	(78)

	1	$212	$(78)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of Securities with		Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses at June 30, 2013:	Gross Unrealized Losses	Gross Unrealized Losses	Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$21,915	$(804)	$(386)	$(419)	$—
Six months	3,368	(278)	—	(278)	—
Nine months	10,885	(782)	(108)	(674)	—
Twelve months	—	—	—	—	—
Greater than twelve months	947	(17)	(17)	—	—

Total	$37,115	$(1,881)	$(511)	$(1,371)	$—

	Fair Value of Securities with		Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses at December 31, 2012:	Gross Unrealized Losses	Gross Unrealized Losses	Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$26,121	$(266)	$(246)	$—	$(20)
Six months	—	—	—	—	—
Nine months	—	—	—	—	—
Twelve months	702	(6)	(6)	—	—
Greater than twelve months	212	(78)	—	—	(78)

Total	$27,035	$(350)	$(252)	$—	$(98)

Other Investments

The following table summarizes the Company’s other investments, which are included within other assets (in thousands).

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Limited partnership interests	$1,747	$—	$(20)	$1,727

Limited partnership interests consist of investments in two private equity ventures that invest in small balance distressed secured loans and securities and international equity, respectively. These investments have redemption restrictions. However, the Company does not intend to sell these limited partnership interests, and it is more likely than not that the Company will not be required to sell them before the expiration of such restrictions. At June 30, 2013, the Company had unfunded commitments of $3.8 million to its limited partnership interests.

Restrictions

At June 30, 2013, fixed maturities and cash equivalents with a fair value and amortized cost of $5.3 million were on deposit with various insurance departments as a requirement of doing business in those states. Cash equivalents with a fair value and amortized cost of $9.4 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fixed maturities, available-for-sale	$1,270	$1,746	$2,553	$3,506
Mutual fund, available-for-sale	145	140	285	277
Other	22	38	42	67
Investment expenses	(169)	(162)	(336)	(318)

	$1,268	$1,762	$2,544	$3,532

The components of net realized gains (losses) on investments, available-for-sale at fair value follow (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gains	$7	$5	$48	$32
Losses	(62)	(9)	(62)	(9)
Other-than-temporary impairment	—	(15)	(28)	(16)

	$(55)	$(19)	$(42)	$7

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) charges is included in other comprehensive income (loss). The amounts of non-credit OTTI for securities still owned was $1.0 million for non-agency backed residential collateralized mortgage obligations (“CMOs”) and $0.2 million related to non-agency backed commercial CMOs at both June 30, 2013 and December 31, 2012.

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

	Three Months Ended June 30,
	2013		2012
	Number of Securities	OTTI	Number of Securities	OTTI
Collateralized mortgage obligations:
Non-agency backed – commercial	—	$—	1	$(15)

Portion of loss recognized in accumulated other comprehensive income (loss)		—		—

Net OTTI recognized in net loss		$—		$(15)

	Six Months Ended June 30,
	2013		2012
	Number of Securities	OTTI	Number of Securities	OTTI
Collateralized mortgage obligations:
Non-agency backed – residential	1	$(28)	1	$(1)
Non-agency backed – commercial	—	—	1	(15)

	1	(28)	2	(16)
Portion of loss recognized in accumulated other comprehensive income (loss)		—		—

Net OTTI recognized in net loss		$(28)		$(16)

The following is a progression of the credit-related portion of OTTI on investments owned at June 30, 2013 and 2012 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$(2,607)	$(3,426)	$(2,666)	$(3,425)
Additional credit impairments on:
Previously impaired securities	—	(15)	(28)	(16)
Securities without previous impairments	—	—	—	—

	—	(15)	(28)	(16)
Reductions for securities sold (realized)	(8)	—	(95)	—

	$(2,599)	$(3,441)	$(2,599)	$(3,441)

On a quarterly basis, the Company reviews cash flow estimates for certain non-agency backed CMOs of lesser credit quality following the guidance of FASB ASC 325-40, Investments - Other - Beneficial Interests in Securitized Financial Assets (“FASB ASC 325-40”). Accordingly, when changes in estimated cash flows occur due to actual or estimated prepayment or credit loss experience, and the present value of the revised cash flows is less than the present value previously estimated, OTTI is deemed to have occurred. For non-agency backed CMOs

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

not subject to FASB ASC 325-40, the Company reviews quarterly projected cash flow analyses and recognizes OTTI when it determines that a loss is probable. The Company has recognized OTTI related to certain non-agency backed CMOs as the underlying cash flows have been adversely impacted due to a reduction in prepayments from mortgage refinancing and an increase in actual and projected delinquencies in the underlying mortgages.

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

The Company believes that the remaining securities having unrealized losses at June 30, 2013 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

4.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$2,066	$(4,208)	$4,090	$(12,415)

Weighted average common basic shares	40,921	40,852	40,915	40,847
Effect of dilutive securities	27	—	27	—

Weighted average common dilutive shares	40,948	40,852	40,942	40,847

Basic and diluted net income (loss) per share	$0.05	$(0.10)	$0.10	$(0.30)

For both the three and six months ended June 30, 2013, 27 thousand shares of unvested restricted common stock were included in the computation of diluted income per share. For both the three and six months ended June 30, 2012, the computation of diluted net loss per share did not include 0.1 million shares of unvested restricted common stock as their inclusion would have been anti-dilutive. Options to purchase approximately 1.3 million and 5.3 million shares for the three and six months ended June 30, 2013 and 2012, respectively, were also not included in the computation of diluted net loss per share as their exercise prices were in excess of the average stock prices for the periods presented.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Federal:
Current	$41	$—	$67	$—
Deferred	—	—	—	—

	41	—	67	—
State:
Current	146	(262)	212	(184)
Deferred	1	—	2	1

	147	(262)	214	(183)

	$188	$(262)	$281	$(183)

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to loss before income taxes as a result of the following (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Provision (benefit) for income taxes at statutory rate	$789	$(1,565)	$1,530	$(4,409)
Tax effect of:
Tax-exempt investment income	(5)	(1)	(10)	(2)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to federal income taxes	(749)	1,545	(1,635)	4,372
Restricted stock	—	1	171	13
State income taxes, net of federal income tax benefit and valuation allowance	147	(262)	214	(183)
Other	6	20	11	26

	$188	$(262)	$281	$(183)

The Company had a valuation allowance of $28.2 million and $28.4 million at June 30, 2013 and December 31, 2012, respectively, to reduce deferred tax assets to the amount that is more likely than not to be realized. The change in the total valuation allowance for the six months ended June 30, 2013 was a decrease of $0.2 million. For the six months ended June 30, 2013, the change in the valuation allowance included an increase of $1.4 million related to unrealized change in investments included in other comprehensive income (loss).

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s net deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its deferred tax assets, management considered both positive and negative evidence. The Company placed greater weight on historical results than on the Company’s outlook for future profitability and established a deferred tax valuation allowance at June 30, 2013 and December 31, 2012. The deferred tax valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, the Company would record an income tax benefit for the adjustment.

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

The following table presents selected financial data by business segment (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Insurance	$62,481	$57,916	$121,759	$113,350
Real estate and corporate	12	29	23	62

Consolidated total	$62,493	$57,945	$121,782	$113,412

Income (loss) before income taxes:
Insurance	$2,949	$(3,181)	$5,811	$(9,803)
Real estate and corporate	(695)	(1,289)	(1,440)	(2,795)

Consolidated total	$2,254	$(4,470)	$4,371	$(12,598)

	June 30, 2013	December 31, 2012
Total assets:
Insurance	$266,861	$256,670
Real estate and corporate	7,389	5,633

Consolidated total	$274,250	$262,303

7.	Recent Accounting Pronouncement

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this report, other than statements of historical fact, are forward-looking statements. You can identify these statements from our use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things, statements and assumptions relating to:

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

FIRST ACCEPTANCE CORPORATION 10-Q

At June 30, 2013, we leased and operated 366 retail locations (or “stores”) staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary tenant homeowner insurance product underwritten by us. In addition, during the six months ended June 30, 2013, select retail locations in highly competitive markets in Illinois and Texas began offering non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers. At June 30, 2013, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business - General” in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information with respect to our business.

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Retail locations – beginning of period	367	378	369	382
Opened	—	—	—	—
Closed	(1)	(9)	(3)	(13)

Retail locations – end of period	366	369	366	369

The following table shows the number of our retail locations by state.

	June 30,		March 31,		December 31,
	2013	2012	2013	2012	2012	2011
Alabama	24	24	24	24	24	24
Florida	30	30	30	30	30	30
Georgia	60	60	60	60	60	60
Illinois	62	63	62	66	63	67
Indiana	17	17	17	17	17	17
Mississippi	7	7	7	8	7	8
Missouri	11	11	11	12	11	12
Ohio	27	27	27	27	27	27
Pennsylvania	16	16	16	16	16	16
South Carolina	26	26	26	26	26	26
Tennessee	19	19	19	19	19	20
Texas	67	69	68	73	69	75

Total	366	369	367	378	369	382

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

The following table presents gross premiums earned by state (in thousands). Driven by improvements in sales execution, a higher percentage of full coverage policies sold and rate increases taken in most states, net premiums earned for the three and six months ended June 30, 2013 increased 9.3% and 9.0%, respectively, compared with the same periods in the prior year. The changes in premiums earned in Illinois and Texas for the three and six months ended June 30, 2013 were adversely impacted by the increase in policies sold on behalf of third party carriers which generate commission and fee income instead of premiums earned.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross premiums earned:
Georgia	$9,887	$9,904	$19,538	$19,433
Florida	8,092	6,847	15,713	12,919
Texas	6,168	5,851	11,990	11,528
Alabama	5,523	4,442	10,571	8,670
Illinois	5,327	5,586	10,644	11,124
Ohio	4,684	3,999	9,044	7,802
South Carolina	4,036	3,222	7,694	6,234
Tennessee	3,182	3,058	6,222	6,010
Pennsylvania	2,228	2,100	4,372	4,147
Indiana	1,355	1,203	2,599	2,379
Missouri	982	834	1,870	1,622
Mississippi	703	702	1,361	1,348

Total gross premiums earned	52,167	47,748	101,618	93,216
Premiums ceded to reinsurer	(49)	(47)	(97)	(96)

Total net premiums earned	$52,118	$47,701	$101,521	$93,120

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents the change in the total number of policies in force (“PIF”) for the insurance operations, including policies underwritten on behalf of third party carriers. PIF increases as a result of new policies issued and decreases as a result of policies that are canceled or expire and are not renewed. At June 30, 2013, PIF was 2.1% higher than at the same date in the prior year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Policies in force – beginning of period	174,456	170,254	147,176	141,862
Net change during period	(13,411)	(12,459)	13,869	15,933

Policies in force – end of period	161,045	157,795	161,045	157,795

The following tables present total PIF for the insurance operations segregated by policies that were sold through retail locations, independent agents, call center and website, and include those sold on behalf of third party carriers. For our retail locations, PIF are further segregated by (i) new and renewal and (ii) liability-only or full coverage. New policies are defined as those policies issued to both first-time customers and customers who have reinstated a lapsed or cancelled policy. Renewal policies are those policies which renewed after completing their full uninterrupted policy term. Liability-only policies are defined as those policies including only bodily injury (or no-fault) and property damage coverages, which are the required coverages in most states. The PIF for policies sold through our call center and website grew to 3,535; representing 2.2% of total PIF at June 30, 2013, compared with 0.6% at the same date in the prior year.

	June 30,
	2013	2012
Retail locations:
New	77,615	75,819
Renewal	78,117	78,908

	155,732	154,727
Independent agents	1,778	2,117
Call center and website	3,535	951

Total policies in force	161,045	157,795

	June 30,
	2013	2012
Retail locations:
Liability-only	89,871	90,766
Full coverage	65,861	63,961

	155,732	154,727

Independent agents	1,778	2,117
Call center and website	3,535	951

Total policies in force	161,045	157,795

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

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents the loss, expense and combined ratios for our insurance operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Loss and loss adjustment expense	75.0%	83.3%	71.5%	84.4%
Expense	20.6%	25.8%	24.1%	28.8%

Combined	95.6%	109.1%	95.6%	113.2%

Operational Initiatives

Since the beginning of 2012, we renewed our focus on improving the customer experience and value through several initiatives. Through July 2013, our progress has included:

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

•	launch of our trial implementation of sales of third party carrier automobile insurance to select Illinois and Texas locations where pricing is highly competitive,

•	development of an internet-specific sales strategy to drive quote traffic to our website,

•	expanded our call center processes and people in order to better support our phone sales efforts, and

•	launched the sale of a complementary term life insurance product through our retail stores.

Moving forward, we continue to believe that our retail stores are the foundation of our business, providing an opportunity for us to directly interact with our customers on a regular basis. We also recognize that customer preferences have changed and that we need to adapt to meet those needs. For that reason, we will continue to invest in our people, retail stores, website and call center initiatives, and our customer interaction efforts in order to improve the customer experience. Our current initiatives include:

•	expansion of our potential customer base through enhancements to our insurance products,

•	continued investment and refinement of our internet-specific sales strategy,

•	continued investment and development of our website’s full-service capabilities, and

•	continued assessment and possible expansion of sales of third party carrier auto insurance in select locations where pricing is highly competitive.

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

The value of our consolidated available-for-sale investment portfolio was $132.8 million at June 30, 2013 and consisted of fixed maturity securities and investments in mutual funds, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At June 30, 2013, we had gross unrealized gains of $6.6 million and gross unrealized losses of $1.9 million in our consolidated investment portfolio.

At June 30, 2013, 84% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Investments in CMOs had a fair value of $19.3 million at June 30, 2013 and represented 15% of our fixed maturity portfolio. At June 30, 2013, 71% of our CMOs were considered investment grade by nationally recognized statistical rating agencies and 49% were backed by agencies of the United States government.

The following table summarizes our investment securities at June 30, 2013 (in thousands).

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$11,202	$670	$—	$11,872
State	2,986	61	(3)	3,044
Political subdivisions	752	21	—	773
Revenue and assessment	15,219	920	(5)	16,134
Corporate bonds	68,725	2,449	(1,854)	69,320
Collateralized mortgage obligations:
Agency backed	8,781	553	—	9,334
Non-agency backed – residential	4,642	479	(19)	5,102
Non-agency backed – commercial	4,357	496	—	4,853
Redeemable preferred stocks	1,500	193	—	1,693

Total fixed maturities, available-for-sale	118,164	5,842	(1,881)	122,125
Mutual fund, available-for-sale	9,901	737	(1)	10,637

	$128,065	$6,579	$(1,882)	$132,762

FIRST ACCEPTANCE CORPORATION 10-Q

Three and Six Months Ended June 30, 2013 Compared with the Three and Six Months Ended June 30, 2012

Consolidated Results

Revenues for the three months ended June 30, 2013 increased 8% to $62.5 million from $57.9 million in the same period in the prior year. Income before income taxes for the three months ended June 30, 2013 was $2.3 million, compared with loss before income taxes of $4.5 million for the three months ended June 30, 2012. Net income for the three months ended June 30, 2013 was $2.1 million, compared with net loss of $4.2 million for the three months ended June 30, 2012. Basic and diluted net income per share were $0.05 for the three months ended June 30, 2013, compared with basic and diluted net loss per share of $0.10 for the same period in the prior year.

Revenues for the six months ended June 30, 2013 increased 7% to $121.8 million from $113.4 million in the same period in the prior year. Income before income taxes for the six months ended June 30, 2013 was $4.4 million, compared with loss before income taxes of $12.6 million for the six months ended June 30, 2012. Net income for the six months ended June 30, 2013 was $4.1 million, compared with net loss of $12.4 million for the six months ended June 30, 2012. Basic and diluted net income per share were $0.10 for the six months ended June 30, 2013, compared with basic and diluted net loss per share of $0.30 for the same period in the prior year.

Insurance Operations

Revenues from insurance operations were $62.5 million for the three months ended June 30, 2013, compared with $57.9 million for the three months ended June 30, 2012. Revenues from insurance operations were $121.8 million for the six months ended June 30, 2013, compared with $113.4 million for the six months ended June 30, 2012.

Income before income taxes from insurance operations for the three months ended June 30, 2013 was $2.9 million, compared with loss before income taxes from insurance operations of $3.2 million for the three months ended June 30, 2012. Income before income taxes from insurance operations for the six months ended June 30, 2013 was $5.8 million, compared with loss before income taxes from insurance operations of $9.8 million for the six months ended June 30, 2012.

Premiums Earned

Premiums earned increased by $4.4 million, or 9%, to $52.1 million for the three months ended June 30, 2013, from $47.7 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, premiums earned increased by $8.4 million, or 9%, to $101.5 million from $93.1 million for the six months ended June 30, 2012. This improvement was primarily due to the continued sales, marketing, customer interaction and product initiatives, in addition to our recent pricing actions.

Commission and Fee Income

Commission and fee income increased 8% to $9.2 million for the three months ended June 30, 2013, from $8.5 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, commission and fee income increased 6% to $17.8 million from $16.8 million for the six months ended June 30, 2012. This increase in commission and fee income was a result of higher fee income related to commissionable products sold on behalf of third-party insurance carriers sold through our retail locations.

FIRST ACCEPTANCE CORPORATION 10-Q

Investment Income

Investment income decreased to $1.3 million during the three months ended June 30, 2013 from $1.8 million during the three months ended June 30, 2012. For the six months ended June 30, 2013, investment income decreased to $2.5 million from $3.5 million during the six months ended June 30, 2012. This decrease in investment income was primarily a result of the low-yielding reinvestment opportunities for both portfolio maturities and the proceeds from the sale in September 2012 of $29.6 million of corporate bonds in order to increase the statutory surplus of the insurance company subsidiaries. At June 30, 2013 and 2012, the tax-equivalent book yields for our fixed maturities portfolio were 3.1% and 4.4%, respectively, with effective durations of 2.98 and 3.05 years, respectively.

Net realized gains (losses) on investments, available-for-sale

Net realized losses on investments, available-for-sale during the three months ended June 30, 2013 included $55 thousand of net realized losses on redemptions. Net realized losses on investments, available-for-sale during the three months ended June 30, 2012 primarily included $15 thousand of charges related to other-than-temporary impairment (“OTTI”) on certain non-agency backed CMOs .

For the six months ended June 30, 2013 net realized losses on investments, available-for-sale included $14 thousand in net realized losses on redemptions and $28 thousand of charges related to OTTI on certain non-agency backed CMOs. Net realized gains on investments, available-for-sale during the six months ended June 30, 2012 included $23 thousand in net realized gains on redemptions and $16 thousand of charges related to OTTI on certain non-agency backed CMOs. For additional information with respect to the determination of OTTI losses on investment securities, see Note 3 to our consolidated financial statements.

Loss and Loss Adjustment Expenses

The loss and loss adjustment expense ratio was 75.0% for the three months ended June 30, 2013, compared with 83.3% for the three months ended June 30, 2012. The loss and loss adjustment expense ratio was 71.5% for the six months ended June 30, 2013, compared with 84.4% for the six months ended June 30, 2012. We experienced favorable development related to prior periods of $1.4 million for the three months ended June 30, 2013, compared with unfavorable development of $0.8 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, we experienced favorable development related to prior periods of $2.5 million, compared with unfavorable development of $4.0 million for the six months ended June 30, 2012. The favorable development for the three and six month periods ended June 30, 2013 was primarily due to lower than expected development related to property damage liability and no-fault claims that occurred in calendar year 2012, as well as lower than expected development related to bodily injury claims that occurred in calendar years 2011 and 2012.

Excluding the development related to prior periods, the loss and loss adjustment expense ratios for the three months ended June 30, 2013 and 2012 were 77.8% and 81.5%, respectively. Excluding the development related to prior periods, the loss and loss adjustment expense ratios for the six months ended June 30, 2013 and 2012 were 74.0% and 80.1%, respectively. The year-over-year decrease in the loss and loss adjustment expense ratio was primarily due to the impact of pricing actions taken throughout 2012.

Operating Expenses

Insurance operating expenses decreased 4% to $19.9 million for the three months ended June 30, 2013 from $20.8 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, insurance operating expenses decreased 3% to $42.2 million from $43.6 million for the six months ended June 30, 2012. These decreases were a result of savings realized from the closure of underperforming stores in addition to efficiencies resulting from our operational initiatives.

The expense ratio was 20.6% for the three months ended June 30, 2013, compared with 25.8% for the three months ended June 30, 2012. The expense ratio was 24.1% for the six months ended June 30, 2013, compared with 28.8% for the six months ended June 30, 2012. The year-over-year decrease in the expense ratio was primarily due to the increase in premiums earned which resulted in a lower percentage of fixed expenses in our retail operations (such as rent and base salary).

FIRST ACCEPTANCE CORPORATION 10-Q

Overall, the combined ratio decreased to 95.6% for the three months ended June 30, 2013 from 109.1% for the three months ended June 30, 2012. For the six months ended June 30, 2013, the combined ratio decreased to 95.6% from 113.2% for the six months ended June 30, 2012.

Provision (Benefit) for Income Taxes

The provision for income taxes was $0.2 million for the three months ended June 30, 2013, compared with the benefit for income taxes of $0.3 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, the provision for income taxes was $0.3 million compared with the benefit for income taxes of $0.2 million for the six months ended June 30, 2012. The provision (benefit) for income taxes related to current state income taxes for certain subsidiaries with taxable income. The provision (benefit) for income taxes for the three and six months ended June 30, 2012 included adjustments that reduced certain state income taxes. At June 30, 2013 and 2012, we established a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing our ability to support the realizability of our deferred tax assets, we considered both positive and negative evidence. We placed greater weight on historical results than on our outlook for future profitability. The deferred tax valuation allowance may be adjusted in future periods if we determine that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, we would record an income tax benefit for the adjustment.

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the three months ended June 30, 2013 was $0.7 million, compared with a loss before income taxes from real estate and corporate operations of $1.3 million for the three months ended June 30, 2012. Loss before income taxes from real estate and corporate operations for the six months ended June 30, 2013 was $1.4 million, compared with a loss before income taxes from real estate and corporate operations of $2.8 million for the six months ended June 30, 2012. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $0.4 million and $1.0 million of interest expense for the three months ended June 30, 2013 and 2012, respectively, related to debentures issued in July 2007. We incurred $0.8 million and $2.0 million of interest expense for the six months ended June 30, 2013 and 2012, respectively, related to debentures issued in July 2007. The decrease in interest expense was due to the contractual interest rate related to the debentures decreasing effective August 2012. For additional information, see “Liquidity and Capital Resources” in this report.

FIRST ACCEPTANCE CORPORATION 10-Q

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash provided by operating activities for the six months ended June 30, 2013 was $15.6 million, compared with net cash used in operating activities of $1.0 million for the same period in the prior fiscal year. Net cash used in operating activities for the six months ended June 30, 2012 was primarily the result of loss for the period partially offset by the increase in policy liabilities for losses and unearned premiums as a result of the increase in premiums written. Net cash used in investing activities for the six months ended June 30, 2013 was $0.3 million, compared with net cash provided by investing activities of $9.0 million for the same period in the prior fiscal year. The six months ended June 30, 2013 and 2012 included net reductions in our investment portfolio of $0.3 million and $11.9 million, respectively. The net reductions in our investment portfolio in both periods were primarily a result of maturities and redemptions in excess of purchases. Investing activities during the six months ended June 30, 2013 also included capital expenditures primarily related to system enhancements of $0.6 million as compared to $2.8 million in the same period in the prior year.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products to our insureds and, if necessary and available subject to state law limitations, the holding company may receive dividends from our insurance company subsidiaries. The holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At June 30, 2013, we had $5.4 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.

The holding company has debt service requirements related to the debentures payable. The debentures are interest-only and mature in full in July 2037. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which time the rate became variable (Three-Month LIBOR plus 375 basis points). The interest rate related to the debentures was 4.026% for the period from April 2013 to July 2013 at which time the interest rate will reset to 4.015% through October 2013.

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At June 30, 2013, our insurance company subsidiaries could not pay ordinary dividends without prior regulatory approval due to a negative earned surplus position.

The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratios for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus were 2.11-to-1 at June 30, 2013. Based on our current forecast on a combined basis, we anticipate that our risk-based capital levels will be adequate and that our ratio of net premiums written to statutory capital and surplus will not exceed the 3-to-1 statutory guideline for the reasonably foreseeable future. We therefore believe that our insurance company subsidiaries have sufficient statutory capital and surplus available to support their net premium writings in this time frame.

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

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2013 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Our exposures to market risk relate primarily to our investment portfolio, which is exposed primarily to interest rate risk and credit risk. The fair value of our investment portfolio is directly impacted by changes in market interest rates; generally, the fair value of fixed-income investments moves inversely with movements in market interest rates. Our fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities. Likewise, the underlying investments of our mutual fund investments are also primarily fixed-income investments. This portfolio composition allows flexibility in reacting to fluctuations of interest rates. The portfolios of our insurance company subsidiaries are managed to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations.

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$127,339	$124,705	$122,125	$119,631	$117,228	$112,665

The following table provides information about our fixed maturity investments at June 30, 2013 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and OTTI) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2013	$2,960	$—	$1,585	$4,545
2014	17,114	—	—	17,114
2015	8,264	3,700	—	11,964
2016	7,333	1,025	—	8,358
2017	4,360	6,575	—	10,935
Thereafter	34,932	26,551	—	61,483

Total	$74,963	$37,851	$1,585	$114,399

Fair value	$83,425	$37,115	$1,585	$122,125

On June 15, 2007, our wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I (FAST I), used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points). The interest rate related to the debentures was 4.026% for the period from April 2013 to July 2013 at which time the interest rate will reset to 4.015% through October 2013.

FIRST ACCEPTANCE CORPORATION 10-Q

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment in any one investment, excluding U.S. government and agency securities, is our investment in a single mutual fund with a fair value of $8.2 million, or 6% of our investment portfolio. Our five largest investments make up 18% of our available-for-sale investment portfolio.

The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized statistical rating organizations at June 30, 2013 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$8,164	6%	$8,423	6%
AA+, AA, AA-	49,094	38%	50,540	38%
A+, A, A-	41,423	32%	41,706	31%
BBB+, BBB, BBB-	10,251	8%	11,294	9%

Total investment grade	108,932	84%	111,963	84%

Not rated	14,228	11%	15,196	11%

BB+, BB, BB-	718	1%	768	1%
B+, B, B-	732	1%	786	1%
CCC+, CCC, CCC-	2,681	2%	3,074	2%
CC+, CC, CC-	54	0%	165	0%
C+, C, C-	714	1%	796	1%
D	6	0%	14	0%

Total non-investment grade	4,905	5%	5,603	5%

Total	$128,065	100%	$132,762	100%

The mortgage industry has experienced a significant number of delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant declines in fair value. At June 30, 2013, our fixed maturity portfolio included three CMOs having sub-prime exposure with fair value of $0.9 million and no exposure to Alt-A investments.

FIRST ACCEPTANCE CORPORATION 10-Q

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of June 30, 2013. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Acting Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

FIRST ACCEPTANCE CORPORATION

Date: August 6, 2013	By:	/s/ Michael J. Bodayle
Michael J. Bodayle
Acting Chief Financial Officer