Form 10-Q
period 2013-09-30
FIRST ACCEPTANCE CORP /DE/
filed 2013-11-06
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At November 5, 2013, there were 40,966,760 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments, available-for-sale at fair value (amortized cost of $131,170 and $130,342, respectively)	$135,428	$139,046
Cash and cash equivalents	65,506	59,104
Premiums and fees receivable, net of allowance of $377 and $306	49,981	45,286
Limited partnership interests, at net asset value	2,444	—
Other assets	10,110	6,190
Property and equipment, net	3,854	4,656
Deferred acquisition costs	3,371	3,221
Identifiable intangible assets	4,800	4,800

TOTAL ASSETS	$275,494	$262,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$84,817	$79,260
Unearned premiums and fees	60,756	55,092
Debentures payable	40,291	40,261
Other liabilities	15,047	14,897

Total liabilities	200,911	189,510

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 40,967 and 40,962 shares issued and outstanding, respectively	410	410
Additional paid-in capital	456,919	456,705
Accumulated other comprehensive income	4,258	8,704
Accumulated deficit	(387,004)	(393,026)

Total stockholders’ equity	74,583	72,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$275,494	$262,303

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Premiums earned	$49,467	$46,444	$150,988	$139,564
Commission and fee income	8,632	8,287	26,391	25,040
Investment income	1,473	1,624	4,017	5,156
Net realized gains (losses) on investments, available-for-sale (includes $6, $3,213, $(36) and $3,220, respectively, of accumulated other comprehensive income reclassification for unrealized gains (losses))	6	3,213	(36)	3,220

	59,578	59,568	181,360	172,980

Costs and expenses:
Losses and loss adjustment expenses	36,132	35,828	108,724	114,418
Insurance operating expenses	20,145	18,851	62,394	62,411
Other operating expenses	235	192	687	682
Stock-based compensation	54	97	194	507
Depreciation and amortization	485	604	1,593	1,606
Interest expense	431	618	1,301	2,576

	57,482	56,190	174,893	182,200

Income (loss) before income taxes	2,096	3,378	6,467	(9,220)
Provision (benefit) for income taxes (includes $2, $1,125, $(13) and $1,127, respectively, of income tax expense from reclassification items)	164	99	445	(84)

Net income (loss)	$1,932	$3,279	$6,022	$(9,136)

Net income (loss) per share:
Basic	$0.05	$0.08	$0.15	$(0.22)

Diluted	$0.05	$0.08	$0.15	$(0.22)

Number of shares used to calculate net income (loss) per share:
Basic	40,942	40,873	40,925	40,856

Diluted	41,161	40,943	40,948	40,856

Reconciliation of net income (loss) to comprehensive loss:
Net income (loss)	$1,932	$3,279	$6,022	$(9,136)
Net unrealized change in investments	(419)	(1,942)	(4,446)	(926)

Comprehensive income (loss)	$1,513	$1,337	$1,576	$(10,062)

Detail of net realized gains (losses) on investments, available-for-sale:
Net realized gains (losses) on sales and redemptions	$39	$3,220	$25	$3,243

OTTI charges reclassified from other comprehensive income (loss)	(33)	(7)	(61)	(23)

OTTI charges recognized in net income (loss)	(33)	(7)	(61)	(23)

Net realized gains (losses) on investments, available-for-sale	$6	$3,213	$(36)	$3,220

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$6,022	$(9,136)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,593	1,606
Stock-based compensation	194	507
Other-than-temporary impairment on investment securities	61	23
Net realized (gains) losses on sales and redemptions of investments	(25)	(3,243)
Investment income from limited partnership interests	(128)	—
Other	174	341
Change in:
Premiums and fees receivable	(4,624)	(6,807)
Loss and loss adjustment expense reserves	5,557	7,348
Unearned premiums and fees	5,664	8,014
Other	109	(808)

Net cash provided by (used in) operating activities	14,597	(2,155)

Cash flows from investing activities:
Purchases of investments, available-for-sale	(17,612)	(3,836)
Purchases of limited partnership interests	(6,316)	—
Maturities and redemptions of investments, available-for-sale	16,506	25,864
Sales of investments, available-for-sale	—	26,343
Net change in receivable for securities	—	(29,613)
Capital expenditures	(795)	(3,330)
Other	(2)	—

Net cash provided by (used in) investing activities	(8,219)	15,428

Cash flows from financing activities:
Payments on borrowings	—	(38)
Net proceeds from issuance of common stock	24	27

Net cash provided by (used in) financing activities	24	(11)

Net change in cash and cash equivalents	6,402	13,262
Cash and cash equivalents, beginning of period	59,104	23,751

Cash and cash equivalents, end of period	$65,506	$37,013

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

Fair Value of Financial Instruments

The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments, available-for-sale	$135,428	$135,428	$139,046	$139,046
Limited partnership interests	2,444	2,444	—	—
Liabilities:
Debentures payable	40,291	12,587	40,261	12,723

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

		Fair Value Measurements Using
September 30, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$11,596	$11,596	$—	$—
State	724	—	724	—
Political subdivisions	1,668	—	1,668	—
Revenue and assessment	16,072	—	16,072	—
Corporate bonds	75,693	—	75,693	—
Collateralized mortgage obligations:
Agency backed	6,242	—	6,242	—
Non-agency backed – residential	6,383	—	6,383	—
Non-agency backed – commercial	4,801	—	4,801	—
Redeemable preferred stocks	1,559	1,559	—	—

Total fixed maturities, available-for-sale	124,738	13,155	111,583	—
Mutual funds, available-for-sale	10,690	10,690	—	—

Total investments, available-for-sale	135,428	23,845	111,583	—
Limited partnership interests	2,444	—	—	2,444
Cash and cash equivalents	65,506	65,506	—	—

Total	$203,378	$89,351	$111,583	$2,444

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

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified securities in the table above consist of limited partnership interests for which fair value is estimated based on the Company’s ownership interest in partners’ capital. There were no transfers between Level 1 and Level 2 for the three and nine months ended September 30, 2013 and 2012. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

Based on the above categorization, there were no Level 3 classified security valuations at September 30, 2012 and December 31, 2012 and 2011, nor any transfers into or out of Level 3 during these periods. At September 30, 2013, the Level 3 classifications were all the result of purchases during the nine months ended September 30, 2013.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$11,002	$594	$—	$11,596
State	697	27	—	724
Political subdivisions	1,602	66	—	1,668
Revenue and assessment	15,557	630	(115)	16,072
Corporate bonds	75,083	2,521	(1,911)	75,693
Collateralized mortgage obligations:
Agency backed	5,892	350	—	6,242
Non-agency backed – residential	5,763	620	—	6,383
Non-agency backed – commercial	4,173	628	—	4,801
Redeemable preferred stocks	1,500	59	—	1,559

Total fixed maturities, available-for-sale	121,269	5,495	(2,026)	124,738
Mutual funds, available-for-sale	9,901	790	(1)	10,690

	$131,170	$6,285	$(2,027)	$135,428

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$11,202	$908	$—	$12,110
State	3,994	117	—	4,111
Political subdivisions	753	37	—	790
Revenue and assessment	16,449	1,553	(6)	17,996
Corporate bonds	68,114	3,669	(246)	71,537
Collateralized mortgage obligations:
Agency backed	11,079	791	—	11,870
Non-agency backed – residential	5,098	472	(98)	5,472
Non-agency backed – commercial	4,652	457	—	5,109
Redeemable preferred stock	1,500	218	—	1,718

Total fixed maturities, available-for-sale .	122,841	8,222	(350)	130,713
Mutual fund, available-for-sale .	7,501	832	—	8,333

	$130,342	$9,054	$(350)	$139,046

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following tables set forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

September 30, 2013	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$16,881	$—	$500	$17,381
After one through five years	23,888	12,937	—	36,825
After five through ten years	20,734	20,194	—	40,928
After ten years	7,568	3,051	—	10,619
No single maturity date	18,765	8	212	18,985

	$87,836	$36,190	$712	$124,738

December 31, 2012	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$9,380	$—	$5	$9,385
After one through five years	34,460	11,518	—	45,978
After five through ten years	25,230	15,181	—	40,411
After ten years	10,770	—	—	10,770
No single maturity date	23,833	336	—	24,169

	$103,673	$27,035	$5	$130,713

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses		Gross Unrealized Gains
At:	Less than or equal to 12 months	Greater than 12 months
September 30, 2013	18	—	85
December 31, 2012	13	1	108

The following table reflects the fair value and gross unrealized losses of those fixed maturity securities in a continuous unrealized loss position for greater than 12 months as of December 31, 2012 (there were none as of September 30,2013). Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

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

	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses at September 30, 2013:			Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$3,059	$(131)	$(16)	$(115)	$—
Six months	18,997	(748)	(254)	(494)	—
Nine months	14,134	(1,147)	(99)	(1,048)	—
Twelve months	—	—	—	—	—
Greater than twelve months	—	—	—	—	—

Total	$36,190	$(2,026)	$(369)	$(1,657)	$—

	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses at December 31, 2012:			Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$26,121	$(266)	$(246)	$—	$(20)
Six months	—	—	—	—	—
Nine months	—	—	—	—	—
Twelve months	702	(6)	(6)	—	—
Greater than twelve months	212	(78)	—	—	(78)

Total	$27,035	$(350)	$(252)	$—	$(98)

Limited Partnership Interests

Limited partnership interests consist of investments in two funds that invest in small balance distressed secured loans and securities and international equity, respectively. These investments have redemption and transfer restrictions, however, the Company does not intend to sell these limited partnership interests, and it is more likely than not that the Company will not be required to sell them before the expiration of such restrictions. At September 30, 2013, the Company had unfunded commitments of $3.2 million to these limited partnerships.

In September 2013, the Company contributed $4.0 million to a third fund that invests in distressed corporate financing opportunities with an effective date of October 1, 2013 for its partnership interest. This deposit of contributed capital is included in other assets on the consolidated balance sheet as of September 30, 2013.

Net earnings from limited partnership interests is recorded in investment income in the consolidated statements of operations and comprehensive income (loss).

Restrictions

At September 30, 2013, fixed maturities and cash equivalents with a fair value and amortized cost of $5.3 million were on deposit with various insurance departments as a requirement of doing business in those states. Cash equivalents with a fair value and amortized cost of $9.4 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fixed maturities, available-for-sale	$1,262	$1,629	$3,815	$5,136
Mutual fund, available-for-sale	176	144	462	420
Limited partnerships interests	128	—	128	—
Other	24	10	65	77
Investment expenses	(117)	(159)	(453)	(477)

	$1,473	$1,624	$4,017	$5,156

The components of net realized gains (losses) on investments, available-for-sale at fair value follow (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gains	$44	$3,242	$92	$3,274
Losses	(5)	(22)	(67)	(31)
Other-than-temporary impairment	(33)	(7)	(61)	(23)

	$6	$3,213	$(36)	$3,220

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) charges is included in other comprehensive income (loss). The amounts of non-credit OTTI for securities still owned was $1.0 million for non-agency backed residential collateralized mortgage obligations (“CMOs”) and $0.2 million related to non-agency backed commercial CMOs at both September 30, 2013 and December 31, 2012.

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

	Three Months Ended September 30,
	2013		2012
	Number of Securities	OTTI	Number of Securities	OTTI
Collateralized mortgage obligations:
Non-agency backed – residential	1	$(33)	1	$(7)
Non-agency backed – commercial	—	—	—	—

	1	(33)	1	(7)
Portion of loss recognized in accumulated other comprehensive income (loss)		—		—

Net OTTI recognized in net income (loss)		$(33)		$(7)

	Nine Months Ended September 30,
	2013		2012
	Number of Securities	OTTI	Number of Securities	OTTI
Collateralized mortgage obligations:
Non-agency backed – residential	1	$(61)	2	$(8)
Non-agency backed – commercial	—	—	1	(15)

	1	(61)	3	(23)
Portion of loss recognized in accumulated other comprehensive income (loss)		—		—

Net OTTI recognized in net income (loss)		$(61)		$(23)

The following is a progression of the credit-related portion of OTTI on investments owned at September 30, 2013 and 2012 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$(2,599)	$(3,441)	$(2,666)	$(3,425)
Additional credit impairments on:
Previously impaired securities	(33)	(7)	(61)	(23)
Securities without previous impairments	—	—	—	—

	(33)	(7)	(61)	(23)
Reductions for securities sold (realized)	—	—	(95)	—

Ending balance	$(2,632)	$(3,448)	$(2,632)	$(3,448)

The Company believes that the remaining securities having unrealized losses at September 30, 2013 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$1,932	$3,279	$6,022	$(9,136)

Weighted average common basic shares	40,942	40,873	40,925	40,856
Effect of dilutive securities	219	70	23	—

Weighted average common dilutive shares	41,161	40,943	40,948	40,856

Basic and diluted net income (loss) per share	$0.05	$0.08	$0.15	$(0.22)

For both the three and nine months ended September 30, 2013, 23 thousand shares of unvested restricted common stock were included in the computation of diluted income per share. For the three months ended September 30, 2013, there were outstanding options to purchase approximately 1.3 million shares, of which 825 thousand were included in the computation of diluted income per share.

For the three months ended September 30, 2012, 70 thousand shares of unvested restricted common stock were included in the computation of diluted income per share. For the nine months ended September 30, 2012, the computation of diluted net loss per share did not include 70 thousand shares of unvested restricted common stock as their inclusion would have been anti-dilutive.

Options to purchase approximately 1.3 million and 1.6 million shares for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012, respectively, were also not included in the computation of diluted net loss per share as their exercise prices were in excess of the average stock prices for the periods presented.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Federal:
Current	$35	$—	$102	$—
Deferred	—	—	—	—

	35	—	102	—
State:
Current	128	99	341	(85)
Deferred	1	—	2	1

	129	99	343	(84)

	$164	$99	$445	$(84)

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Provision (benefit) for income taxes at statutory rate	$733	$1,182	$2,264	$(3,227)
Tax effect of:
Tax-exempt investment income	(10)	(10)	(21)	(13)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to federal income taxes	(716)	(3,693)	(2,352)	678
Stock-based compensation	22	2,516	193	2,530
State income taxes, net of federal income tax benefit and valuation allowance	129	99	343	(84)
Other	6	5	18	32

	$164	$99	$445	$(84)

The Company had a valuation allowance of $27.7 million and $28.4 million at September 30, 2013 and December 31, 2012, respectively, to reduce deferred tax assets to the amount that is more likely than not to be realized. The change in the total valuation allowance for the nine months ended September 30, 2013 was a decrease of $0.7 million. For the nine months ended September 30, 2013, the change in the valuation allowance included an increase of $1.5 million related to unrealized change in investments included in other comprehensive income (loss).

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s net deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its deferred tax assets, management considered both positive and negative evidence. The Company placed greater weight on historical results than on the Company’s outlook for future profitability and established a deferred tax valuation allowance at September 30, 2013 and December 31, 2012. The deferred tax valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, the Company would record an income tax benefit for the adjustment.

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

The following table presents selected financial data by business segment (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Insurance	$59,564	$59,550	$181,323	$172,900
Real estate and corporate	14	18	37	80

Consolidated total	$59,578	$59,568	$181,360	$172,980

Income (loss) before income taxes:
Insurance	$2,802	$4,266	$8,613	$(5,537)
Real estate and corporate	(706)	(888)	(2,146)	(3,683)

Consolidated total	$2,096	$3,378	$6,467	$(9,220)

	September 30, 2013	December 31, 2012
Total assets:
Insurance	$266,129	$256,670
Real estate and corporate	9,365	5,633

Consolidated total	$275,494	$262,303

7.	Recent Accounting Pronouncement

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

FIRST ACCEPTANCE CORPORATION 10-Q

At September 30, 2013, we leased and operated 363 retail locations (or “stores”) staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary insurance product providing personal property and liability coverage for renters underwritten by us. In addition, during the nine months ended September 30, 2013, select retail locations in highly competitive markets in Illinois and Texas began offering non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers. At September 30, 2013, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business - General” in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information with respect to our business.

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Retail locations – beginning of period	366	369	369	382
Opened	—	—	—	—
Closed	(3)	—	(6)	(13)

Retail locations – end of period	363	369	363	369

The following table shows the number of our retail locations by state.

	September 30,		June 30,		December 31,
	2013	2012	2013	2012	2012	2011
Alabama	24	24	24	24	24	24
Florida	30	30	30	30	30	30
Georgia	60	60	60	60	60	60
Illinois	62	63	62	63	63	67
Indiana	17	17	17	17	17	17
Mississippi	7	7	7	7	7	8
Missouri	11	11	11	11	11	12
Ohio	27	27	27	27	27	27
Pennsylvania	16	16	16	16	16	16
South Carolina	26	26	26	26	26	26
Tennessee	19	19	19	19	19	20
Texas	64	69	67	69	69	75

Total	363	369	366	369	369	382

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

The following table presents gross premiums earned by state (in thousands). Driven by improvements in sales execution, a higher percentage of full coverage policies sold and rate increases taken in most states, net premiums earned for the three and nine months ended September 30, 2013 increased 6.5% and 8.2%, respectively, compared with the same periods in the prior year. The changes in premiums earned in Illinois and Texas for the three and nine months ended September 30, 2013 were adversely impacted by the increase in policies sold on behalf of third party carriers which generate commission and fee income instead of premiums earned.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross premiums earned:
Georgia	$9,320	$9,694	$28,858	$29,127
Florida	7,448	6,863	23,161	19,781
Texas	6,075	5,520	18,065	17,049
Alabama	5,246	4,275	15,816	12,946
Illinois	4,920	5,394	15,565	16,518
Ohio	4,519	3,940	13,563	11,741
South Carolina	3,840	3,172	11,534	9,406
Tennessee	3,095	2,960	9,316	8,971
Pennsylvania	2,138	2,083	6,511	6,230
Indiana	1,294	1,161	3,893	3,540
Missouri	952	773	2,822	2,395
Mississippi	669	657	2,030	2,004

Total gross premiums earned	49,516	46,492	151,134	139,708
Premiums ceded to reinsurer	(49)	(48)	(146)	(144)

Total net premiums earned	$49,467	$46,444	$150,988	$139,564

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents the change in the total number of policies in force (“PIF”) for the insurance operations, including policies underwritten on behalf of third party carriers. PIF increases as a result of new policies issued and decreases as a result of policies that are canceled or expire and are not renewed. At September 30, 2013, PIF was 5.6% higher than at the same date in the prior year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Policies in force – beginning of period	161,045	157,795	147,176	141,862
Net change during period	(3,926)	(8,996)	9,943	6,937

Policies in force – end of period	157,119	148,799	157,119	148,799

The following table presents total PIF for the insurance operations segregated by policies that were sold through retail locations, independent agents, and our combined call center and website channels, and include those sold on behalf of third party carriers. For our retail locations, PIF are further segregated by new and renewal. New policies are defined as those policies issued to both first-time customers and customers who have reinstated a lapsed or cancelled policy. Renewal policies are those policies which renewed after completing their full uninterrupted policy term. The PIF for policies sold through our call center and website grew to 4,801 representing 3.1% of total PIF at September 30, 2013, compared with 0.9% at the same date in the prior year.

	September 30,
	2013	2012
Retail locations:
New	69,862	66,125
Renewal	80,769	79,484

	150,061	145,609

Independent agents	1,687	1,895
Call center and website	4,801	1,295

Total policies in force	157,119	148,799

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

Expense Ratio - Expense ratio is the ratio (expressed as a percentage) of insurance operating expenses to net premiums earned. Insurance operating expenses are reduced by commission and fee income from insureds and third party carriers. This is a measurement that illustrates relative management efficiency in administering our operations.

Combined Ratio - Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, an insurance company cannot be profitable without sufficient investment income.

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents the loss, expense and combined ratios for our insurance operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Loss and loss adjustment expense	73.0%	77.1%	72.0%	82.0%
Expense	23.3%	22.8%	23.8%	26.8%

Combined	96.3%	99.9%	95.8%	108.8%

Operational Initiatives

Since the beginning of 2012, we renewed our focus on improving the customer experience and value through several initiatives. Through October 2013, our progress has included:

•	investment in our sales organization to improve the quality and consistency of the customer experience in our retail stores,

•	continued development and consolidation of our “Acceptance” brand,

•	investment in rebranding our store fronts and refurbishing our store interiors,

•	development of electronic signature capabilities, thereby enabling most customers to receive quotes and bind policies over the phone and through our website,

•	development of a consumer-based website that reflects our branding strategy, improves the customer experience, and allows for full-service capabilities including quoting, binding and receiving payments,

•	launch of our trial implementation of sales of third party carrier automobile insurance to select Illinois and Texas locations where pricing is highly competitive,

•	development of an internet-specific sales strategy to drive quote traffic to our website, including the release of a mobile platform that puts the full range of our services into the broad spectrum of handheld devices, including mobile phones and tablets,

•	expansion of our call center processes and people in order to better support our phone sales efforts, and

•	launch of the sale of a complementary term life insurance product through select retail stores.

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

The invested assets of the insurance company subsidiaries consist substantially of marketable, investment grade debt securities, and include U.S. government securities, municipal bonds, corporate bonds, mutual funds and collateralized mortgage obligations (“CMOs”), in addition to some recent investments made into limited partnership interests. Investment income is comprised primarily of interest earned on these securities, net of related investment expenses. Realized gains and losses may occur from time to time as changes are made to our holdings based upon changes in interest rates or the credit quality of specific securities.

The value of our consolidated available-for-sale investment portfolio was $135.4 million at September 30, 2013 and consisted of fixed maturity securities and investments in mutual funds, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At September 30, 2013, we had gross unrealized gains of $6.3 million and gross unrealized losses of $2.0 million in our consolidated investment portfolio.

At September 30, 2013, 85% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Investments in CMOs had a fair value of $17.4 million at September 30, 2013 and represented 14% of our fixed maturity portfolio. At September 30, 2013, 68% of our CMOs were considered investment grade by nationally recognized statistical rating agencies and 36% were backed by agencies of the United States government.

The following table summarizes our investment securities at September 30, 2013 (in thousands).

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$11,002	$594	$—	$11,596
State	697	27	—	724
Political subdivisions	1,602	66	—	1,668
Revenue and assessment	15,557	630	(115)	16,072
Corporate bonds	75,083	2,521	(1,911)	75,693
Collateralized mortgage obligations:
Agency backed	5,892	350	—	6,242
Non-agency backed – residential	5,763	620	—	6,383
Non-agency backed – commercial	4,173	628	—	4,801
Redeemable preferred stocks	1,500	59	—	1,559

Total fixed maturities, available-for-sale	121,269	5,495	(2,026)	124,738
Mutual fund, available-for-sale	9,901	790	(1)	10,690

	$131,170	$6,285	$(2,027)	$135,428

FIRST ACCEPTANCE CORPORATION 10-Q

Three and Nine Months Ended September 30, 2013 Compared with the Three and Nine Months Ended September 30, 2012

Consolidated Results

Revenues for both the three months ended September 30, 2013 and 2012 were $59.6 million. Income before income taxes for the three months ended September 30, 2013 was $2.1 million, compared with income before income taxes of $3.4 million for the three months ended September 30, 2012. Net income for the three months ended September 30, 2013 was $1.9 million, compared with net income of $3.3 million for the three months ended September 30, 2012. Basic and diluted net income per share were $0.05 for the three months ended September 30, 2013, compared with basic and diluted net income per share of $0.08 for the same period in the prior year. Income before income taxes for the three months ended September 30, 2012 included the recognition of a net realized gain on investments of $3.2 million, or $0.08 per share on a diluted basis.

Revenues for the nine months ended September 30, 2013 increased 5% to $181.4 million from $173.0 million in the same period in the prior year. Income before income taxes for the nine months ended September 30, 2013 was $6.5 million, compared with loss before income taxes of $9.2 million for the nine months ended September 30, 2012. Net income for the nine months ended September 30, 2013 was $6.0 million, compared with net loss of $9.1 million for the nine months ended September 30, 2012. Basic and diluted net income per share were $0.15 for the nine months ended September 30, 2013, compared with basic and diluted net loss per share of $0.22 for the same period in the prior year. The loss before income taxes for the nine months ended September 30, 2012 included the recognition of a net realized gain on investments of $3.2 million, or $0.08 per share on a diluted basis.

Insurance Operations

Revenues from insurance operations were $59.6 million for both the three months ended September 30, 2013 and 2012. Revenues from insurance operations were $181.3 million for the nine months ended September 30, 2013, compared with $172.9 million for the nine months ended September 30, 2012.

Income before income taxes from insurance operations for the three months ended September 30, 2013 was $2.8 million, compared with income before income taxes from insurance operations of $4.3 million for the three months ended September 30, 2012. Income before income taxes from insurance operations for the nine months ended September 30, 2013 was $8.6 million, compared with loss before income taxes from insurance operations of $5.5 million for the nine months ended September 30, 2012.

Premiums Earned

Premiums earned increased by $3.1 million, or 7%, to $49.5 million for the three months ended September 30, 2013, from $46.4 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, premiums earned increased by $11.4 million, or 8%, to $151.0 million from $139.6 million for the nine months ended September 30, 2012. This improvement was primarily due to the continued sales, marketing, customer interaction and product initiatives, in addition to our recent pricing actions. Excluding closed retail locations, premiums earned increased by 8% and 10% for the three and nine month periods ended September 30, 2013, respectively.

Commission and Fee Income

Commission and fee income increased 4% to $8.6 million for the three months ended September 30, 2013, from $8.3 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, commission and fee income increased 6% to $26.4 million from $25.0 million for the nine months ended September 30, 2012. This increase in commission and fee income was a result of higher fee income related to commissionable products sold for other ancillary products and polices on behalf of third-party insurance carriers sold through our retail locations.

FIRST ACCEPTANCE CORPORATION 10-Q

Investment Income

Investment income decreased to $1.5 million during the three months ended September 30, 2013 from $1.6 million during the three months ended September 30, 2012. For the nine months ended September 30, 2013, investment income decreased to $4.0 million from $5.2 million during the nine months ended September 30, 2012. This decrease in investment income was primarily a result of the low-yielding reinvestment opportunities for both portfolio maturities and the proceeds from the sale in September 2012 of $29.6 million of corporate bonds in order to increase the statutory surplus of the insurance company subsidiaries. Such decreases were offset however by investment income earned during the three months ended September 30, 2013 from the recent investments in limited partnership interests. At September 30, 2013 and 2012, the tax-equivalent book yields for our fixed maturities portfolio were 3.3% and 3.4%, respectively, with effective durations of 3.59 and 2.20 years, respectively.

Net realized gains (losses) on investments, available-for-sale

Net realized gains on investments, available-for-sale during the three months ended September 30, 2013 included $39 thousand of net realized gains on redemptions and $33 thousand of charges related to OTTI on certain non-agency backed CMO’s. Net realized gains on investments, available-for-sale during the three months ended September 30, 2012 primarily included $3.2 million in net realized gain from the sales of $29.6 million of corporate bonds which were sold in September 2012 in order to increase the statutory capital and surplus of the insurance company subsidiaries.

For the nine months ended September 30, 2013 net realized losses on investments, available-for-sale included $25 thousand in net realized losses on redemptions and $61 thousand of charges related to OTTI on certain non-agency backed CMOs. Net realized gains on investments, available-for-sale during the nine months ended September 30, 2012 primarily included $3.2 million in net realized gain from the sales of $29.6 million of corporate bonds which were sold in September 2012 in order to increase the statutory capital and surplus of the insurance company subsidiaries.

Loss and Loss Adjustment Expenses

The loss and loss adjustment expense ratio was 73.0% for the three months ended September 30, 2013, compared with 77.1% for the three months ended September 30, 2012. The loss and loss adjustment expense ratio was 72.0% for the nine months ended September 30, 2013, compared with 82.0% for the nine months ended September 30, 2012. We experienced favorable development related to prior periods of $2.3 million for the three months ended September 30, 2013, compared with favorable development of $0.1 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, we experienced favorable development related to prior periods of $2.1 million, compared with unfavorable development of $4.4 million for the nine months ended September 30, 2012. The favorable development for the three and nine month periods ended September 30, 2013 was primarily due to lower than expected development related to bodily injury, property damage liability and no-fault claims that occurred in recent calendar quarters, as well as lower than expected development related to bodily injury claims that occurred in calendar years 2011 and 2012. The favorable development for the three months ended September 30, 2013 was offset by unfavorable loss and loss adjustment expenses related to no-fault claims.

Excluding the development related to prior periods, the loss and loss adjustment expense ratios for the three months ended September 30, 2013 and 2012 were 77.7% and 77.4%, respectively. Excluding the development related to prior periods, the loss and loss adjustment expense ratios for the nine months ended September 30, 2013 and 2012 were 73.4% and 78.8%, respectively. The year-over-year decrease in the loss and loss adjustment expense ratio was primarily due to the impact of pricing actions taken throughout 2012.

Operating Expenses

Insurance operating expenses increased 6% to $20.1 million for the three months ended September 30, 2013 from $18.9 million for the three months ended September 30, 2012. The increase was primarily the result of additional advertising costs incurred. For both the nine months ended September 30, 2013 and 2012, insurance operating expenses were $62.4 million.

The expense ratio was 23.3% for the three months ended September 30, 2013, compared with 22.8% for the three months ended September 30, 2012. The expense ratio was 23.8% for the nine months ended September 30, 2013, compared with 26.8% for the nine months ended September 30, 2012. The year-over-year decrease in the expense ratio was primarily due to the increase in premiums earned which resulted in a lower percentage of fixed expenses in our retail operations (such as rent and base salary).

FIRST ACCEPTANCE CORPORATION 10-Q

Overall, the combined ratio decreased to 96.3% for the three months ended September 30, 2013 from 99.9% for the three months ended September 30, 2012. For the nine months ended September 30, 2013, the combined ratio decreased to 95.8% from 108.8% for the nine months ended September 30, 2012.

Provision (Benefit) for Income Taxes

The provision for income taxes was $0.2 million for the three months ended September 30, 2013, compared with the provision for income taxes of $0.1 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, the provision for income taxes was $0.4 million compared with the benefit for income taxes of $0.1 million for the nine months ended September 30, 2012. The provisions (benefits) for income taxes relate to current state income taxes for certain subsidiaries with taxable income. The provision (benefit) for income taxes for the three and nine months ended September 30, 2012 included adjustments that reduced certain state income taxes. At September 30, 2013 and 2012, we established a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing our ability to support the realizability of our deferred tax assets, we considered both positive and negative evidence. We placed greater weight on historical results than on our outlook for future profitability. The deferred tax valuation allowance may be adjusted in future periods if we determine that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, we would record an income tax benefit for the adjustment.

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the three months ended September 30, 2013 was $0.7 million, compared with a loss before income taxes from real estate and corporate operations of $0.9 million for the three months ended September 30, 2012. Loss before income taxes from real estate and corporate operations for the nine months ended September 30, 2013 was $2.1 million, compared with a loss before income taxes from real estate and corporate operations of $3.7 million for the nine months ended September 30, 2012. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $0.4 million and $0.6 million of interest expense for the three months ended September 30, 2013 and 2012, respectively, related to debentures issued in July 2007. We incurred $1.3 million and $2.6 million of interest expense for the nine months ended September 30, 2013 and 2012, respectively, related to these same debentures. The decrease in interest expense was due to the contractual interest rate related to the debentures decreasing effective August 2012. For additional information, see “Liquidity and Capital Resources” in this report.

FIRST ACCEPTANCE CORPORATION 10-Q

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash provided by operating activities for the nine months ended September 30, 2013 was $14.6 million, compared with net cash used in operating activities of $2.2 million for the same period in the prior year. Net cash provided by operating activities for the nine months ended September 30, 2013 was primarily the result of the increase in policy liabilities for losses and unearned premiums as a result of the increase in premiums written. Net cash used in investing activities for the nine months ended September 30, 2013 was $8.2 million, compared with net cash provided by investing activities of $15.4 million for the same period in the prior year. During the nine months ended September 30, 2012, we sold $29.6 million of corporate bonds in order to increase the statutory capital and surplus of the insurance company subsidiaries. Investing activities during the nine months ended September 30, 2013 also included capital expenditures primarily related to system enhancements of $0.8 million as compared to $3.3 million in the same period in the prior year.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products and policies on behalf of third-party carriers. If necessary and available subject to state law limitations, the holding company may receive dividends from our insurance company subsidiaries. To a lesser extent, the holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At September 30, 2013, we had $7.1 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.

The holding company has debt service requirements related to the debentures payable. The debentures are interest-only and mature in full in July 2037. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which time the rate became variable (Three-Month LIBOR plus 375 basis points). The interest rate related to the debentures was 4.015% for the period from July 2013 to October 2013 at which time the interest rate will reset to 3.986% through January 2014.

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At September 30, 2013, our insurance company subsidiaries could not pay ordinary dividends without prior regulatory approval due to a negative earned surplus position.

The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratios for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus were 2.15-to-1 at September 30, 2013. Based on our current forecast on a combined basis, we anticipate that our risk-based capital levels will be adequate and that our ratio of net premiums written to statutory capital and surplus will not exceed the 3-to-1 statutory guideline for the reasonably foreseeable future. We therefore believe that our insurance company subsidiaries have sufficient statutory capital and surplus available to support their net premium writings in this time frame.

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

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2013 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Our exposures to market risk relate primarily to our investment portfolio, which is exposed primarily to interest rate risk and credit risk. The fair value of our investment portfolio is directly impacted by changes in market interest rates; generally, the fair value of fixed-income investments moves inversely with movements in market interest rates. Our fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities. Likewise, the underlying investments of our mutual fund investments are also primarily fixed-income investments. This portfolio composition allows flexibility in reacting to fluctuations of interest rates. Limited partnership interests offer additional risk through the diversity of their underlying investments and their lack of marketability. The portfolios of our insurance company subsidiaries are managed to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations.

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$130,043	$127,424	$124,738	$122,020	$119,302	$113,871

The following table provides information about our fixed maturity investments at September 30, 2013 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and OTTI) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2013	$4,518	$6	$526	$5,050
2014	22,118	—	91	22,209
2015	10,866	3,000	91	13,957
2016	7,837	1,025	52	8,914
2017	7,649	6,575	—	14,224
Thereafter	28,104	26,712	—	54,816

Total	$81,092	$37,318	$760	$119,170

Fair value	$87,836	$36,190	$712	$124,738

On June 15, 2007, our wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I (FAST I), used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points). The interest rate related to the debentures was 4.015% for the period from July 2013 to October 2013 at which time the interest rate will reset to 3.986% through January 2014.

FIRST ACCEPTANCE CORPORATION 10-Q

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment in any one investment, excluding U.S. government and agency securities, is our investment in a single mutual fund with a fair value of $8.2 million, or 6% of our available-for-sale investment portfolio. Our five largest investments make up 17% of our available-for-sale investment portfolio.

The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized statistical rating organizations at September 30, 2013 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$5,474	4%	$5,656	4%
AA+, AA, AA-	42,861	33%	43,459	32%
A+, A, A-	50,714	38%	51,444	38%
BBB+, BBB, BBB-	14,656	11%	15,530	11%

Total investment grade	113,705	86%	116,089	85%

Not rated	12,845	10%	13,820	10%

BB+, BB, BB-	—	0%	—	0%
B+, B, B-	693	1%	733	1%
CCC+, CCC, CCC-	2,324	2%	2,647	2%
CC+, CC, CC-	463	0%	729	1%
C+, C, C-	1,134	1%	1,397	1%
D	6	0%	13	0%

Total non-investment grade	4,620	4%	5,519	5%

Total	$131,170	100%	$135,428	100%

The mortgage industry has experienced a significant number of delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant declines in fair value. At September 30, 2013, our fixed maturity portfolio included three CMOs having sub-prime exposure with a fair value of $1.0 million and no exposure to Alt-A investments.

FIRST ACCEPTANCE CORPORATION 10-Q

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of September 30, 2013. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The following table provides information regarding repurchases by us of our common stock during the periods indicated. During the three months ended September 30, 2013, we repurchased 642 shares from employees to cover payroll withholding taxes in connection with the vesting of restricted common stock.

Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013	July 31, 2013	642	$1.90	—	—
August 1, 2013	August 31, 2013	—	—	—	—
September 1, 2013	September 30, 2013	—	—	—	—

Total		642	$1.90	—	—

Item 4.	Mine Safety Disclosures

None.

Item 6.	Exhibits

The following exhibits are attached to this report:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 –	XBRL

FIRST ACCEPTANCE CORPORATION 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION

Date: November 6, 2013	By:	/s/ Brent J. Gay
Brent J. Gay
Chief Financial Officer