Form 10-K
period 2013-12-31
FIRST ACCEPTANCE CORP /DE/
filed 2014-03-04
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No    ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on June 30, 2013, was $25,923,413. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates of the registrant. As of March 3, 2014, there were 40,980,606 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2013 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

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

General

First Acceptance Corporation (the “Company,” “we” or “us”) is a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. We currently write non-standard personal automobile insurance in 12 states and are licensed as an insurer in 13 additional states. We own and operate three insurance company subsidiaries: First Acceptance Insurance Company, Inc. (“FAIC”), First Acceptance Insurance Company of Georgia, Inc. (“FAIC-GA”) and First Acceptance Insurance Company of Tennessee, Inc. (“FAIC-TN”). Non-standard personal automobile insurance is made available to individuals who are categorized as “non-standard” because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type, and in most instances who are required by law to buy a minimum amount of automobile insurance. At March 4, 2014, we leased and operated 356 retail locations, staffed with employee-agents. Our employee-agents primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary insurance product providing personal property and liability coverage for renters underwritten by us. In addition, during the year ended December 31, 2013, select retail locations in highly competitive markets in Illinois and Texas began offering non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers. In addition to our retail locations, we are able to complete the entire sales process over the phone via our call center or through the internet via our consumer-based website or recently-launched mobile platform. We also sell our products through 10 retail locations operated by independent agents.

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

Personal Automobile Insurance Market

Personal automobile insurance is the largest line of property and casualty insurance in the United States with, according to SNL Financial, an estimated market size of $172 billion in premiums earned based on the most recent market data available. Personal automobile insurance provides drivers with coverage for liability to others for bodily injury and property damage and for physical damage to the driver’s vehicle from collision and other perils.

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

FIRST ACCEPTANCE CORPORATION 10-K

Our Business

We are a vertically integrated business that acts as the agency, servicer and underwriter of non-standard personal automobile insurance and other ancillary products. We believe our business model allows us to identify and satisfy the needs of our target customers and eliminates many of the inefficiencies associated with a non-integrated automobile insurance model. Our retail locations are staffed with employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us, as well as certain commissionable ancillary products. Our vertical integration, combined with our conveniently located retail locations, enables us to control the point of sale and to retain significant revenue that would otherwise be lost in a non-integrated insurance business model.

We offer customers automobile insurance with low down payments, competitive monthly payments, convenient locations and a high level of personal service. This strategy makes it easier for our customers to obtain automobile insurance, which is legally mandated in the states in which we currently operate. Currently, our policy renewal rate (the percentage of policies that are renewed after completion of the full uninterrupted policy term) is lower than the average renewal rate of standard personal automobile insurance providers due to the payment patterns of our customers. However, we accept customers seeking insurance who have previously terminated coverage provided by us without imposing any additional requirements on such customers. Our business model and systems allow us to issue policies efficiently and, when necessary, cancel them to minimize the potential for credit loss while adhering to regulatory cancellation notice requirements.

In addition to a low down payment and competitive monthly rates, we offer customers valuable face-to-face contact and speed of service as many of our customers prefer not to purchase a new automobile insurance policy over the phone or through the internet. The majority of our customers make their payments at our retail locations. For many of our customers, our employee-agents are not only the face of the Company, but also the preferred interface for buying insurance. All of our policies are issued at the point of sale.

In the future, we may explore growth opportunities by introducing additional insurance products, including automobile insurance underwritten by third party carriers, and expanding into new geographic markets. We have recently responded to the growing consumer demand to purchase personal automobile insurance over the phone and through the internet by expanding our abilities to meet consumer expectations in these distribution channels.

Our Products

Our core business involves issuing automobile insurance policies categorized as “non-standard” to individuals based primarily on their inability or unwillingness to obtain insurance coverage from standard carriers due to various factors, including their payment history or need for monthly payment plans, failure to maintain continuous insurance coverage or driving record. We believe that a majority of our customers seek non-standard insurance due to their failure to maintain continuous coverage or their need for affordable monthly payments, rather than as a result of poor driving records. The majority of our customers purchase the minimum amount of coverage required by law.

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

Marketing

Our marketing strategy is based on promoting brand recognition of our products and encouraging prospective customers to purchase personal automobile insurance by either visiting one of our retail locations or utilizing our phone or internet channels to bind a policy. Our primary advertising strategy combines targeted radio, television and digital advertising. We market our business under the name “Acceptance Insurance” in all areas except for a small group of locations in the Chicago area, that currently use the names “Yale Insurance” or “Insurance Plus.”

FIRST ACCEPTANCE CORPORATION 10-K

Distribution

We primarily distribute our products through our retail locations. We believe the local office concept remains attractive to many of our customers, as they desire the face-to-face assistance they cannot receive over the telephone or through the internet. However, in response to changing consumer preferences, we have expanded our distribution channels to allow our customers to purchase insurance over the phone via our call center or through the internet via our consumer-based website or recently-launched mobile platform.

Underwriting and Pricing

Our underwriting and pricing systems are fully automated. We believe that these systems provide a competitive advantage to us because they give us the ability to capture relevant pricing information, improve efficiencies, increase the accuracy and consistency of underwriting decisions and reduce training costs.

Pricing is generally based on the specific type of vehicle and the driver’s age, gender, marital status, driving experience, insurance score and location. We also review loss trends in each of the states in which we operate to assess the adequacy of our rates and underwriting standards, and make comparisons with competitors’ rates to achieve optimum results. We adjust rates periodically, as necessary, and as permitted by applicable regulatory authorities, to maintain or improve underwriting results in each market.

Claims Handling

Non-standard personal automobile insurance customers generally have a higher frequency of claims than preferred and standard personal automobile insurance customers. We focus on controlling the claims process and costs, thereby limiting losses, by internally managing the entire claims process. We strive to promptly assess claims, manage against fraud, identify loss trends and capture information that is useful in establishing loss reserves and determining premium rates. Our claims process is designed to promote expedient, fair and consistent claims handling, while controlling loss adjustment expenses.

Our claims operation includes adjusters, appraisers, re-inspectors, special investigators and claims administrative personnel. We conduct our claims operations out of our Nashville office and through regional claims offices in Tampa, Florida and Chicago, Illinois. Our employees generally handle all claims from the initial report of the claim until the final settlement. We believe that directly employing claims personnel, rather than using independent contractors, results in improved customer service and lower costs. In territories where we do not believe a staff appraiser would be cost-effective, we utilize the services of independent appraisers and a network of qualified repair facilities to inspect physical damage to automobiles. The work of independent appraisers and qualified repair facilities is reviewed and managed by our regional material damage team.

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

We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies underwritten by our insurance company subsidiaries. Each of our insurance company subsidiaries establishes a reserve for all of its unpaid losses, including case reserves and IBNR reserves, and estimates for the cost to settle the claims. We estimate our IBNR reserves by estimating our ultimate liability for loss and loss adjustment expense reserves first, and then reducing that amount by the amount of the cumulative paid claims and by the amount of our case reserves. We rely primarily on historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience. We also consider other factors, such as inflation, claims settlement patterns, legislative activity and litigation trends. We review our loss and loss adjustment expense reserve estimates on a quarterly basis and adjust those reserves each quarter to reflect any favorable or unfavorable development as historical loss experience develops or new information becomes known. Our actuarial staff reviews our reserves and loss trends on a quarterly basis. We believe that the liabilities that we have recorded for unpaid losses and loss adjustment expenses at December 31, 2013 are adequate to cover the final net cost of losses and loss adjustment expenses incurred through that date.

The following table sets forth the development of our reserves for the calendar years 2004 through 2013. The purpose of the table is to show a “cumulative deficiency or redundancy” for each annual period which represents the aggregate amount by which original estimates of reserves at that period-end have changed in subsequent periods. The top line of the table presents the net reserves at the balance sheet date for each of the periods indicated. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all annual periods that were unpaid at the balance sheet date, including the IBNR reserve, at the end of each successive period. The next portion of the table presents the cumulative amounts paid for each annual period at the end of each succeeding period. The lower portion of the table presents the re-estimated amount of the previously recorded reserves based on experience at the end of each succeeding period, including cumulative payments since the end of the respective period. As more information becomes known about the payments and the frequency and severity of claims for individual periods, the estimate changes accordingly. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves. Adverse loss development, which would be shown as a cumulative deficiency in the table, exists when the original reserve estimate is less than the re-estimated reserves. Information with respect to the cumulative development of gross reserves, without adjustment for the effect of reinsurance, also appears at the bottom portion of the table.

FIRST ACCEPTANCE CORPORATION 10-K

In evaluating the information in the table below, you should note that each amount entered incorporates the cumulative effect of all changes in amounts entered for prior periods. Conditions and trends that have affected the development of liability in the past may not necessarily recur in the future.

	At December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Net liability for loss and loss adjustment expense reserves, originally estimated	$28,775	$48,066	$74,043	$95,122	$93,679	$77,493	$70,229	$69,249	$79,000	$83,981
Cumulative amounts paid at:
One year later	22,016	35,922	68,238	68,306	54,760	49,217	47,543	49,315	49,132
Two years later	26,582	44,215	83,028	84,907	68,994	63,778	66,604	63,737
Three years later	27,989	46,839	87,901	90,134	75,209	74,297	73,435
Four years later	28,721	47,918	89,556	92,954	81,993	78,093
Five years later	28,999	48,327	90,050	97,818	83,826
Six years later	28,920	48,485	91,725	98,639
Seven years later	28,915	49,385	93,148
Eight years later	28,913	49,423
Nine years later	28,940
Liability re-estimated at:
One year later	29,969	48,554	87,521	96,611	78,107	71,417	73,370	73,265	75,962
Two years later	29,622	48,522	91,654	93,701	78,076	76,733	76,884	74,347
Three years later	29,154	49,339	90,503	94,279	83,430	79,060	78,580
Four years later	29,312	49,166	90,966	98,901	84,322	80,780
Five years later	29,422	49,683	92,575	98,988	85,159
Six years later	29,481	51,085	92,460	99,206
Seven years later	29,380	50,443	93,551
Eight years later	29,349	50,438
Nine years later	29,371
Net cumulative redundancy (deficiency)	(596)	(2,372)	(19,508)	(4,084)	8,520	(3,287)	(8,351)	(5,098)	3,038
Gross liability – end of year	$35,243	$50,377	$74,765	$95,357	$93,803	$77,546	$70,295	$69,436	$79,260	$84,286
Reinsurance receivables	6,468	2,311	722	235	124	53	66	187	260	305

Net liability – end of year	$28,775	$48,066	$74,043	$95,122	$93,679	$77,493	$70,229	$69,249	$79,000	$83,981

Gross re-estimated liability – latest	$35,083	$52,203	$94,180	$99,493	$85,328	$80,800	$78,572	$74,730	$76,160
Re-estimated reinsurance receivables – latest	5,712	1,765	629	287	169	20	(8)	383	198

Net re-estimated – latest	$29,371	$50,438	$93,551	$99,206	$85,159	$80,780	$78,580	$74,347	$75,962

Gross cumulative redundancy (deficiency)	$160	$(1,826)	$(19,415)	$(4,136)	$8,475	$(3,254)	$(8,277)	$(5,294)	$3,100

At December 31, 2013, we had $84.0 million of net loss and loss adjustment expense reserves, which included $47.1 million in IBNR reserves and $36.9 million in case reserves. Reinsurance receivables of $0.3 million offset gross reserves of $84.3 million at December 31, 2013 in the above table. For a reconciliation of net loss and loss adjustment expense reserves from the beginning to the end of the most recent periods presented, see Note 9 to our consolidated financial statements.

As reflected in the table above, on reserves at December 31, 2012, we have experienced favorable net reserve development of $3.0 million, which decreased our loss and loss adjustment expense reserves for prior accident periods and decreased our loss and loss adjustment expenses for the year ended December 31, 2013. Favorable loss development was primarily related to bodily injury claims occurring in accident years 2010 through 2012, partially offset by unfavorable loss and loss adjustment expense development on Florida personal injury protection claims. The cumulative unfavorable net development on reserves at December 31, 2011 of $5.1 million, was primarily due to higher than expected severity with Florida personal injury protection claims and with Georgia bodily injury claims in older accident periods, and unfavorable loss adjustment expense development that was primarily related to higher than expected legal expenses for bodily injury claims for accident years 2010 and prior.

Loss and loss adjustment expense reserve estimates were reviewed on a quarterly basis and adjusted each quarter to reflect any favorable or adverse development. Development assumptions were based upon historical accident quarters. We analyzed our reserves for each type of coverage, for loss and loss adjustment expense separately to determine our loss and loss adjustment expense reserves. To determine the best estimate, we reviewed the results of four estimation methods, including the reported development method, the paid development method, the reported Bornhuetter-Ferguson method and the paid Bornhuetter-Ferguson method for each set of data. In each quarterly review, we develop a point estimate for each subset of our business. We did not prepare separate point estimates for our entire business using each of the estimation methods. In determining our loss and loss adjustment expense reserves, we selected different estimation methods as appropriate for the various subsets of our business. The methods selected varied by coverage, and considerations included the number and value of the case reserves for

FIRST ACCEPTANCE CORPORATION 10-K

open claims, incurred and paid loss relativities, and suspected strengths and weaknesses for each of the procedures. Other factors considered in establishing reserves include assumptions regarding loss frequency and loss severity. We believe assumptions regarding loss frequency are reliable because injured parties generally report their claims in a reasonably short period of time after an accident. Loss severity is more difficult to estimate because severity is affected by changes in underlying costs, including medical costs, settlements or judgments, and regulatory changes. Reserves recorded represent our best estimate of the ultimate amounts that will be paid.

We believe that our estimate regarding changes in loss severity is the most significant factor that can potentially impact our IBNR reserve estimate. We believe that there is a reasonable possibility of increases or decreases in our estimated claim severities, with the largest potential changes occurring in the most recent accident years. An increase in loss severity of unpaid losses, ranging from 0.5% to 3.0%, dependent upon the accident year, would result in adverse development of net loss and loss adjustment expense reserve levels at December 31, 2013 and a decrease in income before income taxes of approximately $8.0 million. Conversely, a comparable decrease in loss severity would result in favorable development of net loss and loss adjustment expense reserve levels at December 31, 2013 and an increase in income before income taxes of approximately $8.0 million.

Reinsurance

Reinsurance is an arrangement in which a company called a reinsurer agrees in a contract to assume specified risks written by an insurance company, known as a ceding company, by paying the insurance company all or a portion of the insurance company’s losses arising under specified classes of insurance policies, in return for a reinsurance premium. Through August 31, 2004, our insurance companies ceded approximately 50% of their non-standard personal automobile insurance premiums and losses on a quota-share basis to unaffiliated reinsurers. In August 2010, our insurance companies began utilizing excess-of-loss reinsurance with an unaffiliated reinsurer to limit our exposure to losses under liability coverages for automobile insurance policies issued with limits greater than the minimum statutory requirements. In November 2013, this excess-of-loss reinsurance was expanded to include higher liability limits on tenant homeowner policies. Historically, the amount of such policies written by our insurance companies has not been material.

Although FAIC is licensed in Texas, substantially all of our business there is currently written by a managing general agency subsidiary through a program with a county mutual insurance company and is assumed by us through 100% quota-share reinsurance.

Ratings

A.M. Best has assigned our insurance companies a financial strength rating of “B (Fair)”. A.M. Best assigns a “B” rating to those companies that in A.M. Best’s opinion “have a fair ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.” Financial institutions and reinsurance companies sometimes use the A.M. Best ratings to help assess the financial strength and quality of insurance companies. The current ratings of our insurance company subsidiaries or their failure to maintain such ratings may dissuade a financial institution or reinsurance company from conducting business with us or increase our potential interest or reinsurance costs, respectively. We do not believe that the majority of our customers are motivated to purchase our products and services based on our A.M. Best rating.

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

Insurance Holding Company Regulation. We operate as an insurance holding company system and are subject to regulation in the jurisdictions in which our insurance company subsidiaries conduct business. These regulations require that each insurance company in the holding company system register with the insurance department of its state of domicile and furnish information concerning the operations of companies in the holding company system which may materially affect the operations, management or financial condition of the insurers in the holding company domiciled in that state. We have insurance company subsidiaries that are organized and domiciled under the insurance statutes of Texas, Georgia and Tennessee. The insurance laws in each of these states similarly provide that all transactions among members of a holding company system be done at arm’s length and shown to be fair and reasonable to the regulated insurer. Transactions between insurance company subsidiaries and their parents and affiliates typically must be disclosed to the state regulators, and any material or extraordinary transaction requires prior approval of the applicable state insurance regulator. A change of control of a domestic insurer or of any controlling person requires the prior approval of the state insurance regulator. In general, any person who acquires 10% or more of the outstanding voting securities of the insurer or its parent company is presumed to have acquired control of the domestic insurer. To the best of our knowledge, we are in compliance with the regulations discussed above.

FIRST ACCEPTANCE CORPORATION 10-K

Restrictions on Paying Dividends. We may in the future rely on dividends from our insurance company subsidiaries to meet corporate cash requirements. State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s capital and surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Prior approval from state insurance regulatory authorities is generally required in order for an insurance company to declare and pay extraordinary dividends. The payment of ordinary dividends is limited by the amount of capital and surplus available to the insurer, as determined in accordance with state statutory accounting practices and other applicable limitations. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance company subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect. See Note 18 to our consolidated financial statements for a discussion of the current ability of our insurance company subsidiaries to pay dividends.

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

Periodic Financial and Market Conduct Examinations. The state insurance departments that have jurisdiction over our insurance company subsidiaries conduct on-site visits and examinations of the insurers’ affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Generally, these examinations are conducted every five years. If circumstances dictate, regulators are authorized to conduct special or target examinations of insurers, insurance agencies and insurance adjusting companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination. All three insurance companies have been examined for financial condition through December 31, 2010 by their respective domiciliary states. In the past, FAIC has been the subject of market conduct examinations by the states of Illinois, Pennsylvania, Missouri and Ohio. The Pennsylvania Insurance Department is currently conducting a re-examination of FAIC as a follow-up to a market conduct examination completed in 2011.

FIRST ACCEPTANCE CORPORATION 10-K

Risk-Based Capital. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners, or “NAIC,” has adopted a formula and model law to implement risk-based capital, or “RBC,” requirements designed to assess the minimum amount of statutory capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. RBC is used to set capital requirements based on the size and degree of risk taken by the insurer and taking into account various risk factors such as asset risk, credit risk, underwriting risk, interest rate risk and other relevant business risks. The NAIC model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital decreases relative to its RBC, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. This calculation is performed on a calendar year basis, and at December 31, 2013, each of our insurance companies all maintained an RBC level that was in excess of an amount that would require any corrective actions on their part.

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

At December 31, 2013, FAIC’s total adjusted capital was 5.1 times its authorized control level RBC, requiring no corrective action on FAIC’s part. Likewise, at December 31, 2013, FAIC-GA and FAIC-TN had total adjusted capital of 3.7 and 3.5, respectively, times their authorized control level RBC.

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

FIRST ACCEPTANCE CORPORATION 10-K

At December 31, 2013, two of our three insurance company subsidiaries had two IRIS ratios outside the defined ranges and one had just one ratio outside the defined range.

Employees

At December 31, 2013, we had approximately 1,100 employees. Our employees are not covered by any collective bargaining agreements.

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

Substantially all of our gross premiums written are generated from sales of non-standard personal automobile insurance policies. As a result of our concentration in this line of business, negative developments in the economic, competitive or regulatory conditions affecting the non-standard personal automobile insurance industry and our customers could reduce our revenues, increase our expenses or otherwise have a material adverse effect on our results of operations and financial condition. Weak economic conditions, elevated unemployment levels, and low consumer confidence in the United States tend to result in fewer customers purchasing and maintaining non-standard personal automobile insurance policies and certain customers reducing their insurance coverage, which adversely impacts our revenues and profitability. Developments affecting the non-standard personal automobile insurance industry and our customers could have a greater effect on us compared with more diversified insurers that also sell other types of automobile insurance products or write other additional lines of insurance.

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

Our results of operations depend, in part, on the performance of our investment portfolio. At December 31, 2013, the majority of our investment portfolio was invested either directly or indirectly in marketable, investment-grade debt securities, and included U.S. government securities, municipal bonds, corporate bonds and collateralized mortgage obligations. Declines in interest rates over the past few years have reduced the available returns on the reinvestment of securities in the portfolio as they mature or are redeemed. However, as rates have declined, the fair value of debt securities has increased above its amortized cost resulting in unrealized gains and losses on debt securities. Such gains and losses are recognized in other comprehensive income (loss) and increase or decrease our stockholders’ equity. At December 31, 2013, the fair value of our investment portfolio exceeded the amortized cost by $3.4 million. An increase in interest rates could reduce the fair value of our investments in debt securities. At December 31, 2013, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities portfolio would have resulted in an estimated decrease in fair value of 4.3%, or approximately $5.2 million. Defaults by third parties who fail to pay or perform obligations could reduce our investment income and could also result in investment losses to our portfolio. See “Critical Accounting Estimates – Investments” in Item 7 of this report and Note 3 to our consolidated financial statements regarding determination of other-than-temporary impairment losses on investment securities.

Our business may be adversely affected by negative developments in the states in which we operate.

We currently operate in 12 states located primarily in the Southeastern and Midwestern United States. For the year ended December 31, 2013, approximately 67% of our premiums earned were generated from insurance policies written in five states. Our revenues and profitability are affected by prevailing economic, demographic, regulatory, competitive and other conditions in the states in which we operate. Changes in any of these conditions could make it more costly or difficult for us to conduct business. Adverse regulatory developments, which could include reductions in the maximum rates permitted to be charged, restrictions on rate increases, fundamental changes to the design or implementation of the automobile insurance regulatory framework, or economic conditions that result in fewer customers purchasing or maintaining insurance (or purchasing or maintaining reduced coverages), could reduce our revenues, increase our expenses or otherwise have a material adverse effect on our results of operations and financial condition. These developments could have a greater effect on us, as compared with more diversified insurers that also sell other types of automobile insurance products, write other additional lines of insurance coverages or whose premiums are not concentrated in a single line of insurance.

Our business is highly competitive, which may make it difficult for us to market our core products effectively and profitably.

The non-standard personal automobile insurance business is highly competitive. Our primary insurance company competition comes not only from national insurance companies or their subsidiaries, but also from non-standard insurers and independent agents that operate in a specific region or single state in which we also operate. Some of our competitors have substantially greater financial and other resources than we do, and they may offer a broader range of products or competing products at lower prices, and may offer products through multiple distribution channels. Our revenues, profitability and financial condition could be materially adversely affected if we are required to decrease or are unable to increase prices to stay competitive, or if we do not successfully retain our current customers and attract new customers.

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

As automobile insurance industry practices and regulatory, judicial and consumer conditions change, litigation and unexpected and unintended issues related to claims, coverages and business practices may emerge. These issues can have an adverse effect on our business by subjecting us to liability, changing the way we price and market our products, extending coverage beyond our underwriting intent, requiring us to obtain additional licenses or increasing the size of claims. Examples of some issues include:

•	concerns over the use of an applicant’s credit score or zip code as a factor in making risk selections and pricing decisions;

•	plaintiffs targeting automobile insurers in putative class action litigation relating to sales and marketing practices and claims-handling practices, such as total loss evaluation methodology, the use of aftermarket (non-original equipment manufacturer) parts and the alleged diminution in value to insureds’ vehicles involved in accidents; and

•	consumer groups lobbying state legislatures to regulate and require separate licenses for individuals and companies engaged in the sale of ancillary products or services.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

Our holding company may in the future, rely in part, on receiving dividends from the insurance company subsidiaries to pay its obligations. State insurance laws limit the ability of our insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. These restrictions affect the ability of our insurance company subsidiaries to pay dividends to our holding company and may require our subsidiaries to obtain the prior approval of regulatory authorities, which could slow the timing of such payments or reduce the amount that can be paid. The limits on the amount of dividends that can be paid by our insurance company subsidiaries may affect the ability of our holding company to pay its obligations. The current dividend-paying ability of the insurance company subsidiaries is discussed in Note 18 to our consolidated financial statements.

Our ability to use net operating loss carryforwards to reduce tax payments may be limited by applicable law.

Based on our calculations and in accordance with the rules stated in the Internal Revenue Code of 1986, as amended (the “Code”), we do not believe that any “ownership change,” as defined in Section 382 of the Code, has occurred with respect to our historical net operating losses (“NOLs”) and accordingly we believe that there are no annual limitations under Section 382 of the Code on our ability to use NOLs to reduce our taxable income. However, if such a change did occur, there would be no impact on the consolidated financial statements due to the current full valuation allowance on deferred tax assets.

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

Failure to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Any changes in existing RBC standards or minimum statutory capital and surplus requirements may require our insurance company subsidiaries to increase their statutory capital and surplus levels, which they may be unable to do. These calculations are performed on a calendar year basis, and at December 31, 2013, our insurance company subsidiaries maintained RBC levels in excess of an amount that would require any corrective actions on their part.

State regulators also screen and analyze the financial condition of insurance companies using the NAIC IRIS system. As part of IRIS, the NAIC database generates key financial ratio results obtained from an insurer’s annual statutory statements. A ratio result falling outside the defined range of IRIS ratios may result in further examination by a state regulator to determine if corrective action is necessary. At December 31, 2013, each of our three insurance company subsidiaries had IRIS ratios outside the defined ranges. We cannot assure you that regulatory authorities will not conduct any such examination of the financial condition of our insurance company subsidiaries, or of the outcome of any such investigation. See “Business – Regulatory Environment” in Item 1 of this report.

We rely on our information technology and communication systems, and the failure of these systems could materially adversely affect our business.

Our business is highly dependent on the proprietary integrated technology systems that enable timely and efficient communication and data sharing among the various segments of our integrated operations. These systems are used in all our operations, including price quotation, policy issuance, customer service, underwriting, claims, accounting, and communications. We have a technical staff that develops, maintains and supports all elements of our technology infrastructure. However, disruption of power systems or communication systems or any failure of our systems could result in deterioration in our ability to respond to customers’ requests, write and service new business, and process claims in a timely manner. We believe we have appropriate types and levels of insurance to protect our real property, systems, and other assets. However, insurance does not provide full reimbursement for all losses, both direct and indirect, that may result from an event affecting our information technology and communication systems.

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

A single stockholder, Gerald J. Ford, our former Chairman of the Board and father of our current Chairman, controls approximately 59% of our outstanding common stock. Mr. Ford has the power to control the election and removal of our directors. Mr. Ford would also have significant control over other matters requiring stockholder approval, including the approval of major corporate transactions and proposed amendments to our certificate of incorporation. This concentration of ownership may delay or prevent a change in control of the Company, as well as frustrate attempts to replace or remove current management, even when a change may be in the best interests of our other stockholders. Furthermore, the interests of Mr. Ford may not always coincide with the interests of the Company or other stockholders.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

Our failure to maintain security to prevent unauthorized access to confidential electronic information could result in a data breach that may negatively impact our business.

We are dependent upon automated information technology processes. A portion of our business operations is conducted over the Internet which increases the risk of improper third party attacks that could cause system failures and disruptions of operations. In addition, any failure to maintain the security of confidential information belonging to our customers could put us at a competitive disadvantage, result in a loss of customers’ confidence in us, and subject us to potential liabilities resulting from litigation, fines and penalties, which could have a material adverse effect on our results of operations and financial condition.

Improper third party attacks may also result in a breach of our card and bank payment processes. Such breaches could cause interruptions to our operations, damage to our reputation and our customers’ willingness to purchase insurance from us, and subject us to additional potential liabilities resulting from litigation, fines and penalties, which could have a material adverse effect on our results of operations and financial condition.

We may write-off intangible assets.

As a result of purchase accounting from a business combination transaction, our consolidated balance sheet at December 31, 2013 contained intangible assets designated as other identifiable intangible assets totaling $4.8 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

FIRST ACCEPTANCE CORPORATION 10-K

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease office space in Nashville, Tennessee for our corporate offices, claims, customer service and data center (approximately 53,000 square feet). We also lease office space for our regional claims office in Tampa, Florida and for our regional claims office and customer service center in Chicago, Illinois. Our retail locations are all leased and typically are located in storefronts in retail shopping centers, and each location typically contains approximately 1,000 square feet of space. See Note 8 to our consolidated financial statements for further information about our leases.

Item 3.	Legal Proceedings

We and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business, including those which arise out of or are related to the handling of claims made in connection with our insurance policies and claims handling. The plaintiffs in some of these lawsuits have alleged bad faith or extra-contractual damages, and some have sought punitive damages or class action status. We believe that the resolution of these legal actions will not have a material adverse effect on our financial condition or results of operations. However, the ultimate outcome of these matters is uncertain. See Note 16 to our consolidated financial statements for further information about legal proceedings.

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

	Price Range
	High	Low
Year Ended December 31, 2012
First Quarter	$1.49	$1.13
Second Quarter	1.61	1.14
Third Quarter	1.31	1.05
Fourth Quarter	1.33	1.01
Year Ended December 31, 2013
First Quarter	$1.40	$1.13
Second Quarter	1.92	1.12
Third Quarter	2.24	1.52
Fourth Quarter	2.29	1.45

The closing price of our common stock on March 3, 2014 was $2.59.

Holders

According to the records of our transfer agent, there were approximately 395 holders of record of our common stock on March 3, 2014, including record holders such as banks and brokerage firms who hold shares for beneficial holders, and 40,980,606 shares of our common stock were outstanding.

Dividends

We paid no dividends during the two most recent years. We have no specific plans to pay cash dividends in the future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

FIRST ACCEPTANCE CORPORATION 10-K

Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by us of our common stock during the periods indicated. We repurchased 1,060 shares from employees during the three months ended December 31, 2013 to cover payroll withholding taxes in connection with the vesting of restricted common stock.

Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013	October 31, 2013	—	—	—	—
November 1, 2013	November 30, 2013	1,060	$1.76	—	—
December 1, 2013	December 31, 2013	—	—	—	—

Total		1,060	$1.76	—	—

Item 6.	Selected Financial Data

The following tables provide selected historical consolidated financial and operating data of the Company at the dates and for the periods indicated. In conjunction with the data provided in the following tables and in order to more fully understand our historical consolidated financial and operating data, you should also read our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included in this report. On November 15, 2011, our Board of Directors approved a change in fiscal year end from June 30 to December 31, effective December 31, 2011. As a result of this change, this Annual Report on Form 10-K includes financial information for the six-month transition period from July 1, 2011 to December 31, 2011 (the “Transition Period”) and the years ended December 31, 2013 and 2012. The comparative financial information provided for the six months ended December 31, 2010 and the year ended December 31, 2011 presented below is unaudited and includes all normal recurring adjustments necessary for a fair statement of the results for the respective period. We derived our selected historical consolidated financial data at December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012, the six months ended December 31, 2011 and the year ended June 30, 2011 from our consolidated financial statements included in this report. We derived our selected historical consolidated financial data at June 30, 2011, 2010, and 2009 and for the years ended June 30, 2010 and 2009 from our consolidated financial statements which are not included in this report. The results for past periods are not necessarily indicative of the results to be expected for any future period.

FIRST ACCEPTANCE CORPORATION 10-K

	Year Ended December 31,			Six Months Ended December 31,		Year Ended June 30,
	2013	2012	2011	2011	2010	2011	2010	2009
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Premiums earned	$199,700	$185,644	$167,224	$80,637	$86,454	$173,041	$187,046	$224,113
Commission and fee income	35,125	32,574	29,911	14,769	14,341	29,483	28,852	31,759
Investment income	5,716	6,599	8,064	3,930	4,261	8,395	7,958	9,504
Net realized gains (losses) on investments, available-for-sale	(29)	3,242	(161)	(232)	(256)	(185)	(683)	89

	240,512	228,059	205,038	99,104	104,800	210,734	223,173	265,465

Costs and expenses:
Losses and loss adjustment expenses	142,839	148,223	129,525	65,753	65,395	129,167	126,995	149,277
Insurance operating expenses	82,822	82,127	79,075	38,154	36,901	77,822	79,833	87,124
Other operating expenses	987	922	1,185	494	678	1,369	2,233	1,307
Litigation settlement	—	—	(4)	—	(5)	(9)	(361)	1,570
Stock-based compensation	243	604	804	171	365	998	1,048	2,053
Depreciation and amortization	2,053	2,203	1,415	751	941	1,605	2,013	1,910
Interest expense	1,738	3,025	3,928	1,980	1,982	3,930	3,931	4,138
Goodwill and intangible assets impairment	—	—	73,524	21,090	—	52,434	—	67,990

	230,682	237,104	289,452	128,393	106,257	267,316	215,692	315,369

Income (loss) before income taxes	9,830	(9,045)	(84,414)	(29,289)	(1,457)	(56,582)	7,481	(49,904)
Provision (benefit) for income taxes (1)	650	(5)	105	148	241	198	441	18,396

Net income (loss)	$9,180	$(9,040)	$(84,519)	$(29,437)	$(1,698)	$(56,780)	$7,040	$(68,300)

Per Share Data:
Net income (loss) per share:
Basic	$0.22	$(0.22)	$(1.76)	$(0.62)	$(0.04)	$(1.18)	$0.15	$(1.43)
Diluted	$0.22	$(0.22)	$(1.76)	$(0.62)	$(0.04)	$(1.18)	$0.15	$(1.43)
Number of shares used to calculate net income (loss) per share:
Basic	40,930	40,861	47,979	47,707	48,087	48,171	47,961	47,664
Diluted	41,092	40,861	47,979	47,707	48,087	48,171	48,418	47,664

	December 31,			June 30,
	2013	2012	2011	2011	2010	2009
Balance Sheet Data:
Cash and invested assets	$209,794	$198,150	$196,576	$216,120	$222,734	$217,512
Total assets	273,707	262,303	256,233	295,255	355,263	357,837
Loss and loss adjustment expense reserves	84,286	79,260	69,436	68,424	73,198	83,973
Notes and debentures payable	40,301	40,261	40,221	40,201	40,161	40,121
Total liabilities	196,775	189,510	173,504	173,027	178,073	197,981
Total stockholders’ equity	76,932	72,793	82,729	122,228	177,190	159,856
Book value per common share	$1.88	$1.78	$2.02	$2.52	$3.65	$3.31

(1)	The year ended June 30, 2009 includes an increase in the tax provision of $15.3 million related to the goodwill impairment charge of $68.0 million, and a tax benefit of $5.1 million related to the utilization of federal net operating loss (“NOL”) carryforwards that were previously reserved for through a valuation allowance.

FIRST ACCEPTANCE CORPORATION 10-K

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We are principally a retailer, servicer and underwriter of non-standard personal automobile insurance. We also own two tracts of land in San Antonio, Texas that are held for sale. Non-standard personal automobile insurance is made available to individuals because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, and failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type.

At March 4, 2014, we leased and operated 356 retail locations (or “stores”) staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary insurance product providing personal property and liability coverage for renters underwritten by us. In addition, during the year ended December 31, 2013, select retail locations in highly competitive markets in Illinois and Texas began offering non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers. At March 4, 2014, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states.

FIRST ACCEPTANCE CORPORATION 10-K

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Year Ended December 31,
	2013	2012
Retail locations – beginning of period	369	382
Opened	—	—
Closed	(9)	(13)

Retail locations – end of period	360	369

The following table shows the number of our retail locations by state.

	December 31,
	2013	2012	2011
Alabama	24	24	24
Florida	30	30	30
Georgia	60	60	60
Illinois	61	63	67
Indiana	17	17	17
Mississippi	7	7	8
Missouri	11	11	12
Ohio	27	27	27
Pennsylvania	16	16	16
South Carolina	25	26	26
Tennessee	19	19	20
Texas	63	69	75

Total	360	369	382

Change in Fiscal Year

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

FIRST ACCEPTANCE CORPORATION 10-K

The following table presents selected financial data for our insurance operations and real estate and corporate segments (in thousands).

	Year Ended December 31,
	2013	2012	2011
Revenues:
Insurance	$240,460	$227,966	$204,916
Real estate and corporate	52	93	122

Consolidated total	$240,512	$228,059	$205,038

Income (loss) before income taxes:
Insurance	$12,748	$(4,588)	$(78,623)
Real estate and corporate	(2,918)	(4,457)	(5,791)

Consolidated total	$9,830	$(9,045)	$(84,414)

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

The following table presents gross premiums earned by state (in thousands). Driven by improvements in sales execution, a higher percentage of full coverage policies sold and rate increases taken in most states, net premiums earned for the year ended December 31, 2013 increased 8% compared with the same period in the prior year. The changes in premiums earned in Illinois and Texas for the year ended December 31, 2013 were adversely impacted by the increase in policies sold on behalf of third party carriers which generate commission and fee income rather than premiums earned.

	Year Ended December 31,
	2013	2012	2011
Premiums earned:
Georgia	$37,957	$38,500	$36,002
Florida	30,517	26,744	19,667
Texas	24,051	22,481	21,912
Alabama	20,978	17,157	16,185
Illinois	20,200	21,896	21,784
Ohio	18,225	15,788	13,752
South Carolina	15,301	12,637	9,811
Tennessee	12,334	11,819	10,415
Pennsylvania	8,624	8,301	8,409
Indiana	5,218	4,703	4,382
Missouri	3,778	3,172	2,630
Mississippi	2,718	2,638	2,456

Total gross premiums earned	199,901	185,836	167,405
Premiums ceded	(201)	(192)	(181)

Total net premiums earned	$199,700	$185,644	$167,224

FIRST ACCEPTANCE CORPORATION 10-K

The following table presents the change in the total number of policies in force (“PIF”) for the insurance operations, including policies underwritten on behalf of third party carriers. PIF increase as a result of new policies issued and decrease as a result of policies that are canceled or expire and are not renewed. At December 31, 2013, PIF was 4.5% higher than at the same date in the prior year.

	Year Ended December 31,
	2013	2012	2011
Policies in force – beginning of period	147,500	141,862	144,582
Net increase (decrease) during period	6,683	5,638	(2,720)

Policies in force – end of period	154,183	147,500	141,862

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

The following table presents the loss, expense and combined ratios for our insurance operations.

	Year Ended December 31,
	2013	2012	2011
Loss	71.5%	79.8%	77.5%
Expense	23.9%	26.7%	29.4%

Combined	95.4%	106.5%	106.9%

FIRST ACCEPTANCE CORPORATION 10-K

Operational Initiatives

Since the beginning of 2012, we renewed our focus on improving the customer experience and value through several initiatives. Through February 2014, our progress has included:

•	investment in our sales organization to improve the quality and consistency of the customer experience in our retail stores;

•	continued development and consolidation of our “Acceptance” brand;

•	investment in rebranding our store fronts and refurbishing our store interiors;

•	development of electronic signature capabilities, thereby enabling most customers to receive quotes and bind policies over the phone and through our website;

•	development of a consumer-based website that reflects our branding strategy, improves the customer experience, and allows for full-service capabilities including quoting, binding and receiving payments;

•	launch of our trial implementation of sales of third party carrier automobile insurance in select Illinois and Texas locations where pricing is highly competitive;

•	development of an internet-specific sales strategy to drive quote traffic to our website, including the release of a mobile platform that puts the full range of our services into the broad spectrum of handheld devices; including mobile phones and tablets;

•	expansion of our call center processes and people in order to better support our phone sales efforts; and

•	launch of the sales of a complementary term life insurance product through select retail stores.

Moving forward, we continue to believe that our retail stores are the foundation of our business, providing an opportunity for us to directly interact with our customers on a regular basis. We also recognize that customer preferences have changed and that we need to adapt to meet those needs. For that reason, we will continue to invest in our people, retail stores, website and call center initiatives, and our customer interaction efforts in order to improve the customer experience. Our current initiatives include:

•	expansion of our potential customer base through enhancements to our insurance products;

•	continued investment and refinement of our internet-specific sales strategy;

•	continued investment and development of our website’s full-service capabilities; and

•	continued assessment and possible expansion of sales of third party carrier auto insurance and use of alternative insurance products in select locations where pricing is highly competitive.

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

The value of our consolidated available-for-sale investment portfolio was $130.2 million at December 31, 2013 and consisted of fixed maturity securities and investments in mutual funds, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At December 31, 2013, we had gross unrealized gains of $5.7 million and gross unrealized losses of $2.3 million in our consolidated investments available-for-sale portfolio.

At December 31, 2013, 93% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. Investment grade

FIRST ACCEPTANCE CORPORATION 10-K

securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Investments in CMOs had a fair value of $16.1 million at December 31, 2013 and represented 13% of our fixed maturity portfolio. At December 31, 2013, 67% of our CMOs were considered investment grade by nationally recognized statistical rating agencies and 47% were backed by agencies of the United States government.

The following table summarizes our investment securities at December 31, 2013 (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$12,006	$495	$(16)	$12,485
State	697	39	—	736
Political subdivisions	601	11	—	612
Revenue and assessment	14,050	619	(11)	14,658
Corporate bonds	73,461	2,127	(2,263)	73,325
Collateralized mortgage obligations:
Agency backed	7,113	401	—	7,514
Non-agency backed – residential	4,181	480	(1)	4,660
Non-agency backed – commercial	3,363	580	—	3,943
Redeemable preferred stock	1,500	78	—	1,578

Total fixed maturities, available-for-sale	116,972	4,830	(2,291)	119,511
Mutual fund, available-for-sale	9,901	836	—	10,737

	$126,873	$5,666	$(2,291)	$130,248

FIRST ACCEPTANCE CORPORATION 10-K

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Consolidated Results

Revenues for the year ended December 31, 2013 increased 5% to $240.5 million from $228.1 million in the prior year. Income before income taxes for the year ended December 31, 2013 was $9.8 million, compared with loss before income taxes of $9.0 million for the year ended December 31, 2012. The income before income taxes for the year ended December 31, 2013 included favorable development of $3.0 million for losses occurring in prior fiscal years, while the loss before income taxes for the same period in the prior year included the recognition of a net realized gain on investments of $3.2 million, or $0.08 per share on a diluted basis, and unfavorable development of $4.0 million for losses occurring in prior fiscal years. Net income for the year ended December 31, 2013 was $9.2 million, compared with net loss of $9.0 million for the year ended December 31, 2012. Basic and diluted net income per share were $0.22, for the year ended December 31, 2013, compared with basic and diluted net loss per share of $0.22 for the same period in the prior year.

Insurance Operations

Revenues from insurance operations were $240.5 million for the year ended December 31, 2013, compared with $228.0 million for the year ended December 31, 2013. Income before income taxes from insurance operations for the year ended December 31, 2013 was $12.7 million, compared with loss before income taxes from insurance operations of $4.6 million for the year ended December 31, 2012. Income before income taxes from insurance operations for the year ended December 31, 2012 included the recognition of a net realized gain on investments of $3.2 million.

Premiums Earned

Premiums earned increased by $14.1 million, or 8%, to $199.7 million for the year ended December 31, 2013, from $185.6 million for the year ended December 31, 2012. This improvement was primarily due to our recent pricing actions. Excluding closed retail locations, premiums earned increased by 9% for the year ended December 31, 2013.

Commission and Fee Income

Commission and fee income increased 8% to $35.1 million for the year ended December 31, 2013, from $32.6 million for the year ended December 31, 2012. This increase in commission and fee income was a result of an increase in sales of ancillary products and policies on behalf of third-party insurance carriers.

Investment Income

Investment income decreased to $5.7 million during the year ended December 31, 2013 from $6.6 million during the year ended December 31, 2012. This decrease in investment income was primarily a result of the low-yielding reinvestment opportunities for both portfolio maturities and the proceeds from the sale in September 2012 of $29.6 million of corporate bonds in order to increase the statutory surplus of the insurance company subsidiaries. Such decreases were offset however by investment income earned from the recent investments in limited partnership interests. At December 31, 2013 and 2012, the tax-equivalent book yields for our fixed maturities portfolio were 3.2% and 3.3%, respectively, with effective durations of 3.59 and 3.19 years, respectively.

FIRST ACCEPTANCE CORPORATION 10-K

Net Realized Losses on Investments, Available-for-Sale

Net realized losses on investments, available-for-sale during the year ended December 31, 2013 primarily included $61 thousand of charges related to OTTI on certain non-agency backed CMOs. Net realized gains on investments, available-for-sale during the year ended December 31, 2012 primarily included $3.2 million in net realized gain from the sales of $29.6 million of corporate bonds which were sold in September 2012 in order to increase the statutory capital and surplus of the insurance company subsidiaries. For additional information with respect to the determination of OTTI losses on investment securities, see “Critical Accounting Estimates – Investments” below and Note 3 to our consolidated financial statements.

Loss and Loss Adjustment Expenses

The loss ratio was 71.5% for the year ended December 31, 2013, compared with 79.8% for the year ended December 31, 2012. We experienced favorable development related to prior fiscal years of $3.0 million for the year ended December 31, 2013, compared with unfavorable development of $4.0 million for the year ended December 31, 2012. The favorable loss development for the year ending December 31, 2013 was primarily related to bodily injury claims occurring in accident years 2010 through 2012, partially offset by unfavorable loss and loss adjustment expense development on Florida personal injury protection claims. The unfavorable development for the year ended December 31, 2012 was primarily due to higher than expected severity with Florida personal injury protection claims and with Georgia bodily injury claims in older accident periods, and unfavorable loss adjustment expense development that was primarily related to higher than expected legal expenses for bodily injury claims for accident years 2010 and prior.

Excluding the development related to prior fiscal years, the loss ratios for the years ended December 31, 2013 and 2012 were 73.0% and 77.7%, respectively. The year-over-year decrease in the loss ratio was primarily due to the impact of pricing actions taken throughout 2012.

Operating Expenses

Insurance operating expenses increased 1% to $82.8 million for the year ended December 31, 2013 from $82.1 million for the year ended December 31, 2012. The increase was primarily a result of additional advertising costs and management performance bonuses incurred.

The expense ratio was 23.9% for the year ended December 31, 2013, compared with 26.7% for the year ended December 31, 2012. The year-over-year decrease in the expense ratio was primarily due to the increase in premiums earned which resulted in a lower percentage of fixed expenses in our retail operations (such as rent and base salary).

Overall, the combined ratio decreased to 95.4% for the year ended December 31, 2013 from 106.5% for the year ended December 31, 2012.

Provision (Benefit) for Income Taxes

The provision for income taxes was $0.7 million for the year ended December 31, 2013, compared with the benefit for income taxes of $5 thousand at the year ended December 31, 2012. The provision for income taxes related to current state income taxes for certain subsidiaries with taxable income. The provision (benefit) for income taxes for year ended December 31, 2012 included adjustments that reduced certain state income taxes. At December 31, 2013 and 2012, we established a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing our ability to support the realizability of our deferred tax assets, we considered both positive and negative evidence. We placed greater weight on historical results than on our outlook for future profitability. The deferred tax valuation allowance may be adjusted in future periods if we determine that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, we would record an income tax benefit for the adjustment.

FIRST ACCEPTANCE CORPORATION 10-K

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the year ended December 31, 2013 was $2.9 million, compared with a loss from real estate and corporate operations before income taxes of $4.5 million for the year ended December 31, 2012. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $1.7 million and $3.0 million of interest expense during the years ended December 31, 2013 and 2012, respectively, related to the debentures issued in June 2007. The decrease in interest expense was due to the contractual interest rate related to the debentures decreasing effective August 2012. For additional information, see “Liquidity and Capital Resources” in Item 7 of this report.

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

Premiums Earned

Premiums earned increased by $18.4 million, or 11%, to $185.6 million for the year ended December 31, 2012, from $167.2 million for the year ended December 31, 2011. This improvement was primarily due to an increase in the number of PIF from 141,862 at December 31, 2011 to 147,500 at December 31, 2012, which we attribute to the continued sales, marketing, customer interaction and product initiatives. Such factors led to a higher close ratio resulting in an increase in new policies sold on a year-over-year basis.

Commission and Fee Income

Commission and fee income increased 9% to $32.6 million for the year ended December 31, 2012, from $29.9 million for the year ended December 31, 2011. This increase in commission and fee income was a result of higher fee income related to commissionable ancillary products sold through our retail locations and the increase in PIF noted above.

FIRST ACCEPTANCE CORPORATION 10-K

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

Loss and Loss Adjustment Expenses

The loss ratio was 79.8% for the year ended December 31, 2012, compared with 77.5% for the year ended December 31, 2011. We experienced unfavorable development related to prior fiscal years of $4.0 million for the year ended December 31, 2012, compared with unfavorable development of $3.1 million for the year ended December 31, 2011. The unfavorable development for the year ended December 31, 2012 was primarily related to the strengthening of loss and loss adjustment expense reserves. Loss development was primarily related to higher than expected severity for Florida personal injury protection claims and for Georgia bodily injury claims in older accident years. Loss adjustment expense development was primarily related to higher than expected legal expenses for bodily injury claims for accident years 2010 and prior. The unfavorable development for the year ended December 31, 2011 included amounts related to the settlement of claims for extra-contractual damages. See “Legal Proceedings” in Item 3 of this report and Note 16 to our consolidated financial statements for further information concerning this settlement.

Excluding the development related to prior fiscal years, the loss ratios for the years ended December 31, 2012 and 2011 were 77.7% and 75.6%, respectively. The year-over-year increase in the loss ratio was primarily due to higher loss driven by an increase in frequency experienced during the second quarter of 2012 and higher expected severity for bodily injury claims.

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

FIRST ACCEPTANCE CORPORATION 10-K

The expense ratio was 26.7% for the year ended December 31, 2012, compared with 29.4% for the year ended December 31, 2011. Excluding the severance and related benefits charges noted above, the expense ratio for the year ended December 31, 2011 was 28.6%, compared to 26.7% for the year ended December 31, 2012.

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

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash provided by operating activities for the year ended December 31, 2013 was $17.8 million, compared with net cash provided by operating activities of $3.8 million for the same period in the prior year. This improvement was primarily as a result of the increase in net income and in policy liabilities for losses and unearned premiums as a result of the increase in premiums written. Net cash used in investing activities for the year ended December 31, 2013 was $4.9 million, compared with net cash provided by investing activities of $31.5 million for the same period in the prior year. The year ended December 31, 2013 included net additions to our investment portfolio of $4.0 million, while the prior year included net reductions in our investment portfolio of $35.1 million. The net additions in the current year were primarily the result of reinvesting portfolio maturities and purchasing limited partnership interests. The year ended December 31, 2012 included the September 2012 sales of $29.6 million of corporate bonds in order to increase the statutory capital and surplus of the insurance company subsidiaries. Investing activities during the year ended December 31, 2013 also included capital expenditures primarily related to system enhancements of $0.9 as compared to $3.6 million in the prior year related to rebranding of our retail stores.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products and policies on behalf of third-party carriers. If necessary and available subject to state law limitations, the holding company may receive dividends from our insurance company subsidiaries. To a lesser extent, the holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At December 31, 2013, we had $8.5 million remaining available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.

The holding company has debt service requirements related to the debentures payable. The debentures are interest-only and mature in full in July 2037. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points, resetting quarterly). The interest rate related to the debentures was 3.986% for the period from November 2013 to January 2014 and in February 2014, reset to the same rate through April 2014.

FIRST ACCEPTANCE CORPORATION 10-K

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At December 31, 2013, our insurance company subsidiaries could not pay ordinary dividends without prior regulatory approval due to a negative earned surplus position.

The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratios for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus were 2.11-to-1 at December 31, 2013. Based on our current forecast on a combined basis, we anticipate that our risk-based capital levels will be adequate and that our ratio of net premiums written to statutory capital and surplus will not exceed the 3-to-1 statutory guideline for the reasonably foreseeable future. We therefore believe that our insurance company subsidiaries have sufficient statutory capital and surplus available to support their net premium writings in this time frame.

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

Contractual Obligations

The following table summarizes our contractual obligations by period at December 31, 2013 (in thousands).

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Net loss and loss adjustment expense reserves (1)	$83,981	$55,622	$23,463	$3,871	$1,025
Debentures payable (2)	80,692	1,644	3,288	3,288	72,472
Operating leases (3)	15,980	6,915	7,498	991	576

Total contractual cash obligations	$180,653	$64,181	$34,249	$8,150	$74,073

(1)	Loss and loss adjustment expense reserves do not have contractual maturity dates; however, based on historical payment patterns, the amount presented is our estimate of the expected timing of these payments. The timing of these payments is subject to significant uncertainty. We maintain a portfolio of marketable investments with varying maturities and a substantial amount of cash and cash equivalents intended to provide adequate cash flows for such payments.
(2)	Payments due by period assume a contractual variable interest rate of LIBOR plus 375 basis points, or 3.986% at January 31, 2014.
(3)	Consists primarily of rental obligations under real estate leases related to our retail locations and corporate offices.

Trust Preferred Securities

On June 15, 2007, First Acceptance Statutory Trust I (“FAST I”), our wholly-owned unconsolidated subsidiary trust entity, completed a private placement whereby FAST I issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,240 shares of common securities to us, also at $1,000 per share. FAST I used the proceeds from the sale of the preferred securities to purchase $41.2 million of junior subordinated debentures from us. The debentures will mature on July 30, 2037 and are redeemable by the Company in whole or in part beginning on July 30, 2012, at which time the preferred securities are callable. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points, resetting quarterly). The interest rate related to the debentures was 3.986% for the period from November 2013 to

FIRST ACCEPTANCE CORPORATION 10-K

January 2014 and in February 2014, the interest rate reset to the same rate through April 2014. The obligations of the Company under the junior subordinated debentures represent full and unconditional guarantees by the Company of FAST I’s obligations for the preferred securities. Dividends on the preferred securities are cumulative, payable quarterly in arrears and are deferrable at the Company’s option for up to five years. The dividends on these securities, which have not been deferred, are the same as the interest on the debentures. The Company cannot pay dividends on its common stock during any such deferments. FAST I does not meet the requirements for consolidation of FASB ASC 810, Consolidation.

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

Identifiable Intangible Assets

Identifiable intangible assets are attributable to our insurance operations and were initially recorded at their estimated fair values at the date of acquisition. They have an indefinite useful life and are not amortized for financial statement purposes. We perform our required annual impairment test as of each June 30th.

We follow the guidelines of ASU 2011-08, Intangibles — Goodwill and Other (Topic 350), which allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is more likely than not that the fair value of a reporting unit is greater than its carrying amount.

In the event that facts and circumstances indicate that the identifiable intangible assets may be impaired, an interim impairment test would be required. Our evaluation includes multiple assumptions that may change over time. If unfavorable events or trends occur, further identifiable intangible assets impairment charges may become necessary that could have a materially adverse impact on our results of operations in the period in which the write-off occurs.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Our exposures to market risk relate primarily to our investment portfolio, which is exposed primarily to interest rate risk and credit risk. The fair value of our investment portfolio is directly impacted by changes in market interest rates; generally, the fair value of fixed-income investments moves inversely with movements in market interest rates. Our fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities. Likewise, the underlying investments of our mutual fund investments are also fixed-income investments. This portfolio composition allows flexibility in reacting to fluctuations of interest rates. Limited partnership interests offer additional risk through the diversity of their underlying investments and their lack of marketability. The portfolios of our insurance company subsidiaries are managed to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations.

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$124,596	$122,083	$119,511	$116,916	$114,321	$109,135

The following table provides information about our fixed maturity investments at December 31, 2013 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and OTTI) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2014	$21,860	$99	$—	$21,959
2015	14,421	99	—	14,520
2016	8,611	1,058	—	9,669
2017	5,180	6,575	—	11,755
2018	4,966	3,000	—	7,966
Thereafter	20,398	28,686	—	49,084

Total	$75,436	$39,517	$—	$114,953

Fair value	$81,590	$37,921	$—	$119,511

On June 15, 2007, our wholly-owned unconsolidated trust entity, FAST I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points, resetting quarterly). The interest rate related to the debentures was 3.986% for the period from November 2013 to January 2014 and in February 2014, reset to the same rate through April 2014. Interest rates on these debentures therefore will reset quarterly based on changes in the Three-Month LIBOR rate.

FIRST ACCEPTANCE CORPORATION 10-K

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment in any one investment, excluding U.S. government and agency securities, is our investment in a single mutual fund with a fair value of $8.2 million, or 6% of our investments, available-for-sale, portfolio. Our five largest investments make up 18% of our investments, available-for-sale, portfolio.

The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized statistical rating organizations at December 31, 2013 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$4,631	4%	$4,794	4%
AA+, AA, AA-	43,335	37%	43,478	37%
A+, A, A-	49,115	42%	49,533	41%
BBB+, BBB, BBB-	12,583	11%	13,404	11%

Total investment grade	109,664	94%	111,209	93%

Not rated	2,863	2%	3,019	3%

BB+,B B,B B-	—	0%	—	0%
B+, B, B-	668	1%	706	0%
CCC+, CCC, CCC-	2,232	2%	2,532	2%
CC+, CC, CC-	463	0%	724	1%
C+, C, C-	1,076	1%	1,302	1%
D	6	0%	19	0%

Total non-investment grade	4,445	4%	5,283	4%

Total	$116,972	100%	$119,511	100%

The mortgage industry has experienced a significant number of delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant declines in fair value. At December 31, 2013, our fixed maturity portfolio included three CMOs having sub-prime exposure with a fair value of $1.0 million and no exposure to Alt-A investments.

FIRST ACCEPTANCE CORPORATION 10-K

Item 8.	Financial Statements and Supplementary Data

FIRST ACCEPTANCE CORPORATION 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Acceptance Corporation

We have audited the accompanying consolidated balance sheets of First Acceptance Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012, the six months ended December 31, 2011 and the year ended June 30, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Acceptance Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years ended December 31, 2013 and 2012, the six months ended December 31, 2011 and the year ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Acceptance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 4, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

March 4, 2014

FIRST ACCEPTANCE CORPORATION 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Acceptance Corporation

We have audited First Acceptance Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting listed as item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Acceptance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Acceptance Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012, the six months ended December 31, 2011 and the year ended June 30, 2011, and our report dated March 4, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

March 4, 2014

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Investments, available-for-sale at fair value (amortized cost of $126,873 and $130,342, respectively)	$130,248	$139,046
Cash and cash equivalents	72,033	59,104
Premiums and fees receivable, net of allowance of $311 and $306, respectively	46,228	45,286
Limited partnership interests	7,513	—
Other assets	6,471	6,190
Property and equipment, net	3,512	4,656
Deferred acquisition costs	2,902	3,221
Identifiable intangible assets	4,800	4,800

TOTAL ASSETS	$273,707	$262,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$84,286	$79,260
Unearned premiums and fees	55,983	55,092
Debentures payable	40,301	40,261
Other liabilities	16,205	14,897

Total liabilities	196,775	189,510

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 40,983 and 40,962 shares issued and outstanding, respectively	410	410
Additional paid-in capital	456,993	456,705
Accumulated other comprehensive income	3,375	8,704
Accumulated deficit	(383,846)	(393,026)

Total stockholders’ equity	76,932	72,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$273,707	$262,303

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2013	2012	2011	2011
Revenues:
Premiums earned	$199,700	$185,644	$80,637	$173,041
Commission and fee income	35,125	32,574	14,769	29,483
Investment income	5,716	6,599	3,930	8,395
Net realized gains (losses) on investments, available-for-sale (includes $(29), $3,242, $(232) and $(185), respectively, of accumulated other comprehensive income reclassifications for unrealized gains (losses))	(29)	3,242	(232)	(185)

	240,512	228,059	99,104	210,734

Costs and expenses:
Losses and loss adjustment expenses	142,839	148,223	65,753	129,167
Insurance operating expenses	82,822	82,127	38,154	77,822
Other operating expenses	987	922	494	1,369
Litigation settlement	—	—	—	(9)
Stock-based compensation	243	604	171	998
Depreciation and amortization	2,053	2,203	751	1,605
Interest expense	1,738	3,025	1,980	3,930
Goodwill and intangible assets impairment	—	—	21,090	52,434

	230,682	237,104	128,393	267,316

Income (loss) before income taxes	9,830	(9,045)	(29,289)	(56,582)
Provision (benefit) for income taxes (includes $(10), $1,135, $(81) and $(65), respectively, of income tax expense from reclassification items)	650	(5)	148	198

Net income (loss)	$9,180	$(9,040)	$(29,437)	$(56,780)

Net income (loss) per share:
Basic	$0.22	$(0.22)	$(0.62)	$(1.18)

Diluted	$0.22	$(0.22)	$(0.62)	$(1.18)

Number of shares used to calculate net income (loss) per share:
Basic	40,930	40,861	47,707	48,171

Diluted	41,092	40,861	47,707	48,171

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$9,180	$(9,040)	$(29,437)	$(56,780)
Net unrealized change on investments	(5,329)	(1,546)	735	872

Comprehensive income (loss)	3,851	(10,586)	(28,702)	(55,908)

Detail of net realized gains (losses) on investments, available-for-sale:
Net realized gains (losses) on sales and redemptions	$32	$3,265	$(105)	$228
Other-than-temporary impairment (“OTTI”) charges	—	—	(49)	(22)
Non-credit portion included in other comprehensive income (loss)	—	—	12	2
OTTI charges reclassified from other comprehensive income (loss)	(61)	(23)	(90)	(393)

OTTI charges recognized in net income (loss)	(61)	(23)	(127)	(413)

Net realized gains (losses) on investments, available-for-sale	$(29)	$3,242	$(232)	$(185)

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Common Stock
	Shares	Amount
Balances at June 30, 2010	48,509	$485	$465,831	$—	$8,643	$(297,769)	$177,190
Net income	—	—	—	—	—	(56,780)	(56,780)
Net unrealized change on investments (net of tax of $0)	—	—	—	—	872	—	872
Forfeitures and repurchases of restricted common stock.	(88)	(1)	(107)	—	—	—	(108)
Stock-based compensation	5	—	998	—	—	—	998
Issuance of shares under Employee Stock Purchase Plan	32	1	55	—	—	—	56

Balances at June 30, 2011	48,458	485	466,777	—	9,515	(354,549)	122,228
Net income	—	—	—	—	—	(29,437)	(29,437)
Net unrealized change on investments (net of tax of $0)	—	—	—	—	735	—	735
Forfeitures and repurchases of restricted common stock	(22)	(1)	(2)	—	—	—	(3)
Stock-based compensation	5	—	171	—	—	—	171
Purchase of treasury stock, at cost	—	—	—	(10,988)	—	—	(10,988)
Retirement of treasury stock, at cost	(7,531)	(75)	(10,913)	10,988	—	—	—
Issuance of shares under Employee Stock Purchase Plan	18	—	23	—	—	—	23

Balances at December 31, 2011	40,928	409	456,056	—	10,250	(383,986)	82,729
Net loss	—	—	—	—	—	(9,040)	(9,040)
Net unrealized change on investments (net of tax of $0)	—	—	—	—	(1,546)	—	(1,546)
Forfeitures and repurchases of restricted common stock	(6)	—	(6)	—	—	—	(6)
Stock-based compensation	—	—	604	—	—	—	604
Issuance of shares under Employee Stock Purchase Plan	40	1	51	—	—	—	52

Balances at December 31, 2012	40,962	410	456,705	—	8,704	(393,026)	72,793
Net income	—	—	—	—	—	9,180	9,180
Net unrealized change on investments (net of tax of $0)	—	—	—	—	(5,329)	—	(5,329)
Forfeitures and repurchases of restricted common stock	(19)	(1)	(6)	—	—	—	(7)
Stock-based compensation	5	—	243	—	—	—	243
Issuance of shares under Employee Stock Purchase Plan	35	1	51	—	—	—	52

Balances at December 31, 2013	40,983	$410	$456,993	$—	$3,375	$(383,846)	$76,932

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2013	2012	2011	2011
Cash flows from operating activities:
Net income (loss)	$9,180	$(9,040)	$(29,437)	$(56,780)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	2,053	2,203	751	1,605
Stock-based compensation	243	604	171	998
Deferred income taxes	(2)	3	2	(98)
Goodwill and intangible assets impairment	—	—	21,090	52,434
Other-than-temporary impairment on investment securities	61	23	127	413
Net realized (gains) losses on sales and redemptions of investments	(32)	(3,265)	105	(228)
Investment income and equity in earnings from limited partnership interests	(399)	—	—	—
Other	280	330	134	397
Change in:
Premiums and fees receivable	(937)	(3,915)	(824)	817
Loss and loss adjustment expense reserves	5,026	9,824	1,012	(4,774)
Unearned premiums and fees	891	4,628	(308)	(1,791)
Litigation settlement	—	—	—	(46)
Other	1,391	2,409	(149)	884

Net cash provided by (used in) operating activities	17,755	3,804	(7,326)	(6,169)

Cash flows from investing activities:
Purchases of investments, available-for-sale	(18,616)	(33,174)	—	(13,324)
Purchases of limited partnership interests	(7,139)	—	—	—
Maturities and redemptions of investments, available-for-sale	21,769	41,969	14,315	23,260
Sales of investments, available-for-sale	—	26,343	—	—
Capital expenditures	(914)	(3,603)	(1,533)	(620)
Other	23	(1)	(4)	(2)

Net cash provided by (used in) investing activities	(4,877)	31,534	12,778	9,314

Cash flows from financing activities:
Net proceeds from issuance of common stock	51	52	23	56
Purchase of treasury stock	—	—	(10,988)	—
Other	—	(37)	(41)	(80)

Net cash provided by (used in) financing activities	51	15	(11,006)	(24)

Net change in cash and cash equivalents	12,929	35,353	(5,554)	3,121
Cash and cash equivalents, beginning of period	59,104	23,751	29,305	26,184

Cash and cash equivalents, end of period	$72,033	$59,104	$23,751	$29,305

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

The following table presents certain comparative transition period financial information (in thousands, except per share data).

	Year Ended December 31,		Six Months Ended December 31,
	2012	2011	2011	2010
		(unaudited)		(unaudited)
Revenues:
Premiums earned	$185,644	$167,224	$80,637	$86,454
Commission and fee income	32,574	29,911	14,769	14,341
Investment income	6,599	8,064	3,930	4,261
Net realized gains (losses) on investments, available-for-sale	3,242	(161)	(232)	(256)

	228,059	205,038	99,104	104,800

Costs and expenses:
Losses and loss adjustment expenses	148,223	129,525	65,753	65,395
Insurance operating expenses	82,127	79,075	38,154	36,896
Other operating expenses	922	1,181	494	678
Stock-based compensation	604	804	171	365
Depreciation and amortization	2,203	1,415	751	941
Interest expense	3,025	3,928	1,980	1,982
Goodwill impairment	—	73,524	21,090	—

	237,104	289,452	128,393	106,257

Loss before income taxes	(9,045)	(84,414)	(29,289)	(1,457)
Provision for income taxes	(5)	105	148	241

Net loss	$(9,040)	$(84,519)	$(29,437)	$(1,698)

Basic and diluted net loss per share	$(0.22)	$(1.76)	$(0.62)	$(0.04)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basis of Consolidation and Reporting

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries which are all wholly owned. The accounts of First Acceptance Statutory Trust I (“FAST I”) are not consolidated since it does not meet the requirements for consolidation of FASB ASC 810, Consolidation (see Note 10). These financial statements have been prepared in conformity with U.S. generally accepted accounting principles. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with the current year presentation.

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

Investments

Investments, available-for-sale at fair value, include bonds with fixed principal payment schedules and mortgage-backed securities which are amortized using the retrospective method. These securities and investments in the mutual funds are carried at fair value with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported in other comprehensive income.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Limited Partnership Interests

Limited partnership interests are recorded at net asset value or the equity method of accounting if the Company is deemed to have significant influence as a result of its ownership percentage. Based on the underlying investments of the limited partnerships, their carrying value approximates fair value. Valuations are based upon the GAAP financial statements of the partnerships which are required to be audited annually.

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

Commission and fee income includes installment fees recognized when billed, commissions and fees from ancillary products recognized on a pro-rata basis over the respective terms of the contracts, and commissions and related policy fees, written for third-party insurance companies, recognized, at the date the customer is initially billed or as of the effective date of the insurance policy, whichever is later.

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

The Company accounts for income tax uncertainties under the provisions of FASB ASC 740, Income Taxes. The Company has recognized no additional liability or reduction in deferred tax assets for unrecognized tax benefits at December 31, 2013 and 2012. Any interest and penalties incurred in connection with income taxes are recorded as a component of the provision for income taxes. The Company is generally not subject to U.S. federal, state or local income tax examinations by tax authorities for taxable years prior to 2009.

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

Foreclosed Real Estate Held for Sale

Foreclosed real estate held for sale is recorded at the lower of cost or fair value less estimated costs to sell. The Company periodically reviews its portfolio of foreclosed real estate held for sale using current information including (i) independent appraisals, (ii) general economic factors affecting the area where the property is located, (iii) recent sales activity and asking prices for comparable properties and (iv) costs to sell and/or develop that would serve to lower the expected proceeds from the disposal of the real estate. Gains (losses) realized on liquidation are recorded directly to operations and included in revenues. Foreclosed real estate held for sale assets of $0.8 million at December 31, 2013 and 2012 are included within other assets in the accompanying consolidated balance sheets.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred Acquisition Costs

Deferred acquisition costs include premium taxes and other variable underwriting and direct sales costs incurred in connection with writing successful new and renewal business. These costs are deferred and amortized over the policy period in which the related premiums are earned, to the extent that such costs are deemed recoverable from future unearned premiums and anticipated investment income. Advertising costs are expensed when incurred and are not a part of deferred acquisition costs. Amortization expense for the years ended December 31, 2013 and 2012, the six months ended December 31, 2011 and the year ended June 30, 2011 was $11.1 million, $11.4 million, $5.5 million and $12.8 million, respectively, and are included within insurance operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s evaluation includes multiple assumptions that may change over time. If unfavorable events or trends occur, further identifiable intangible assets impairment charges may become necessary that could have a materially adverse impact on the Company’s results of operations in the period in which the write-off occurs.

The Company follows the guidelines of ASU 2011-08, Intangibles — Goodwill and Other (Topic 350), which allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is more likely than not that the fair value of a reporting unit is greater than its carrying amount.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

income by component. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. The Company adopted the provisions of this guidance in the quarter ended March 31, 2013. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations, other than the presentation thereof.

Supplemental Cash Flow Information

During the years ended December 31, 2013 and 2012, the six months ended December 31, 2011 and the year ended June 30, 2011, the Company paid $0.5 million, $0.2 million, $0.1 million and $0.3 million, respectively, in income taxes and $1.7 million, $3.0 million, $2.0 million and $3.9 million, respectively, in interest.

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

Level 1-	Quoted prices in active markets for identical assets or liabilities.

Level 2-	Quoted market prices for similar assets or liabilities in active markets; quoted prices by independent pricing services for identical or similar assets or liabilities in markets that are not active; and valuations, using models or other valuation techniques, that use observable market data. All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the market place.

Level 3-	Instruments that use non-binding broker quotes or model driven valuations that do not have observable market data or those that are estimated based on an ownership interest to which a proportionate share of net assets is attributed.

The Company categorizes valuation methods used in its identifiable intangible assets impairment tests as Level 3. To determine the fair value of acquired trademarks and trade names, the Company uses the relief-from-royalty method, which requires the Company to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The Company also categorizes valuation methods used to fair value its investments in limited partnerships as Level 3, since these investments have redemption and transfer restrictions and are therefore not readily marketable.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair Value of Financial Instruments

The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments, available-for-sale	$130,248	$130,248	$139,046	$139,046
Limited partnership interests	7,513	7,513	—	—
Liabilities:
Debentures payable	40,301	15,006	40,261	12,723

The fair values as presented represent the Company’s best estimates and may not be substantiated by comparisons to independent markets. The fair value of the debentures payable is categorized as Level 3, since it was based on current market rates offered for debt with similar risks and maturities an unobservable input categorized as Level 3. Carrying values of certain financial instruments, such as cash and cash equivalents and premiums and fees receivable, approximate fair value due to the short-term nature of the instruments and are not required to be disclosed. Therefore, the aggregate of the fair values presented in the preceding table does not purport to represent the Company’s underlying value.

The Company holds available-for-sale investments and limited partnership interests, which are carried at either net asset value or under the equity method which approximate fair value. The following tables present the fair-value measurements for each major category of assets that are measured on a recurring basis (in thousands).

	Total	Fair Value Measurements Using
December 31, 2013		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$12,485	$12,485	$—	$—
State	736	—	736	—
Political subdivisions	612	—	612	—
Revenue and assessment	14,658	—	14,658	—
Corporate bonds	73,325	—	73,325	—
Collateralized mortgage obligations:
Agency backed	7,514	—	7,514	—
Non-agency backed – residential	4,660	—	4,660	—
Non-agency backed – commercial	3,943	—	3,943	—
Redeemable preferred stocks	1,578	1,578	—	—

Total fixed maturities, available-for-sale	119,511	14,063	105,448	—
Mutual fund, available-for-sale	10,737	10,737	—	—

Total investments, available-for-sale	130,248	24,800	105,448	—
Limited partnership interests	7,513	—	—	7,513
Cash and cash equivalents	72,033	72,033	—	—

Total	$209,794	$96,833	$105,448	$7,513

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Total	Fair Value Measurements Using
December 31, 2012		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$12,110	$12,110	$—	$—
State	4,111	—	4,111	—
Political subdivisions	790	—	790	—
Revenue and assessment	17,996	—	17,996	—
Corporate bonds	71,537	—	71,537	—
Collateralized mortgage obligations:
Agency backed	11,870	—	11,870	—
Non-agency backed – residential	5,472	—	5,472	—
Non-agency backed – commercial	5,109	—	5,109	—
Redeemable preferred stock	1,718	1,718	—	—

Total fixed maturities, available-for-sale	130,713	13,828	116,885	—
Mutual funds, available-for-sale	8,333	8,333	—	—

Total investments, available-for-sale	139,046	22,161	116,885	—
Cash and cash equivalents	59,104	59,104	—	—

Total	$198,150	$81,265	$116,885	$—

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified securities in the table above consist of limited partnership interests for which fair value is estimated based on the Company’s ownership interest in partners’ capital. There were no transfers between Level 1 and Level 2 for years ended December 31, 2013 and 2012. The Company’s policy is to recognize transfers between levels at the end of the reporting period based on specific identification. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Based on the above categorization, there were no Level 3 classified security valuations at December 31, 2012 and 2011 and June 30, 2011, nor any transfers into or out of Level 3 during these periods. The following table represents the quantitative disclosure for those assets classified as Level 3 during the year ended December 31, 2013 (in thousands).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Limited partnership interests carried at		Total
	Net asset value	Equity method
Balance at December 31, 2012	$—	$—	$—
Gains or losses (realized or unrealized) included in net income (loss)	200	199	399
Investments and capital calls	3,139	4,000	7,139
Distributions received	(25)	—	(25)
Transfers into and out of Level 3	—	—	—

Balance at December 31, 2013	$3,314	$4,199	$7,513

3.	Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$12,006	$495	$(16)	$12,485
State	697	39	—	736
Political subdivisions	601	11	—	612
Revenue and assessment	14,050	619	(11)	14,658
Corporate bonds	73,461	2,127	(2,263)	73,325
Collateralized mortgage obligations:
Agency backed	7,113	401	—	7,514
Non-agency backed – residential	4,181	480	(1)	4,660
Non-agency backed – commercial	3,363	580	—	3,943
Redeemable preferred stock	1,500	78	—	1,578

Total fixed maturities, available-for-sale	116,972	4,830	(2,291)	119,511
Mutual funds, available-for-sale	9,901	836	—	10,737

	$126,873	$5,666	$(2,291)	$130,248

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$11,202	$908	$—	$12,110
State	3,994	117	—	4,111
Political subdivisions	753	37	—	790
Revenue and assessment	16,449	1,553	(6)	17,996
Corporate bonds	68,114	3,669	(246)	71,537
Collateralized mortgage obligations:
Agency backed	11,079	791	—	11,870
Non-agency backed – residential	5,098	472	(98)	5,472
Non-agency backed – commercial	4,652	457	—	5,109
Redeemable preferred stock	1,500	218	—	1,718

Total fixed maturities, available-for-sale	122,841	8,222	(350)	130,713
Mutual fund, available-for-sale	7,501	832	—	8,333

	$130,342	$9,054	$(350)	$139,046

The following tables set forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

December 31, 2013	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$14,305	$—	$—	$14,305
After one through five years	25,667	10,888	—	36,555
After five through ten years	20,445	22,836	—	43,281
After ten years	3,667	4,008	—	7,675
No single maturity date	17,506	189	—	17,695

	$81,590	$37,921	$—	$119,511

December 31, 2012	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$9,380	$—	$5	$9,385
After one through five years	34,460	11,518	—	45,978
After five through ten years	25,230	15,181	—	40,411
After ten years	10,770	—	—	10,770
No single maturity date	23,833	336	—	24,169

	$103,673	$27,035	$5	$130,713

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value and gross unrealized losses of investments, available-for-sale, by the length of time that individual securities have been in a continuous unrealized loss position follows (in thousands).

	Less than 12 months		12 months or longer		Total Gross Unrealized Losses
December 31, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agencies	$988	$(16)	$—	$—	$(16)
State	—	—	—	—	—
Political subdivisions	—	—	—	—	—
Revenue and assessment	983	(11)	—	—	(11)
Corporate bonds	21,781	(993)	13,980	(1,270)	(2,263)
Collateralized mortgage obligations:
Agency backed	—	—	—	—	—
Non-agency backed – residential	189	(1)	—	—	(1)
Non-agency backed – commercial	—	—	—	—	—
Redeemable preferred stock	—	—	—	—	—

Total fixed maturities, available-for-sale	23,941	(1,021)	13,980	(1,270)	(2,291)
Mutual fund, available-for-sale	—	—	—	—	—

	$23,941	$(1,021)	$13,980	$(1,270)	$(2,291)

	Less than 12 months		12 months or longer		Total Gross Unrealized Losses
December 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agencies	$—	$—	$—	$—	$—
State	—	—	—	—	—
Political subdivisions	—	—	—	—	—
Revenue and assessment	702	(6)	—	—	(6)
Corporate bonds	25,997	(246)	—	—	(246)
Collateralized mortgage obligations:
Agency backed	—	—	—	—	—
Non-agency backed – residential	124	(20)	212	(78)	(98)
Non-agency backed – commercial	—	—	—	—	—
Redeemable preferred stock	—	—	—	—	—

Total fixed maturities, available-for-sale	26,823	(272)	212	(78)	(350)
Mutual fund, available-for-sale	—	—	—	—	—

	$26,823	$(272)	$212	$(78)	$(350)

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses		Gross Unrealized Gains
At:	Less than or equal to 12 months	Greater than 12 months
December 31, 2013	12	7	83
December 31, 2012	13	1	108

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

Gross Unrealized Losses at December 31, 2013:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	7	$13,980	$(1,270)
Greater than 10%	—	—	—

	7	$13,980	$(1,270)

Gross Unrealized Losses at December 31, 2012:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	—	$—	$—
Greater than 10%	1	212	(78)

	1	$212	$(78)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses at December 31, 2013:			Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$6,417	$(40)	$(40)	$—	$—
Six months	1,653	(129)	—	(129)	—
Nine months	15,871	(852)	(153)	(699)	—
Twelve months	—	—	—	—	—
Greater than twelve months	13,980	(1,270)	(85)	(1,185)	—

Total	$37,921	$(2,291)	$(278)	$(2,013)	$—

	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses at December 31, 2012:			Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$26,121	$(266)	$(246)	$—	$(20)
Six months	—	—	—	—	—
Nine months	—	—	—	—	—
Twelve months	702	(6)	(6)	—	—
Greater than twelve months	212	(78)	—	—	(78)

Total	$27,035	$(350)	$(252)	$—	$(98)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Limited Partnership Interests

Limited partnership interests consist of investments in three funds that invest in small balance distressed secured loans, securities and international equity and distressed corporate financing opportunities, respectively. These investments have redemption and transfer restrictions, however, the Company does not intend to sell these limited partnership interests, and it is more likely than not that the Company will not be required to sell them before the expiration of such restrictions. At December 31, 2013, the Company had unfunded commitments of $2.4 million to these limited partnerships.

Net earnings from limited partnership interests is recorded in investment income in the consolidated statements of operations and comprehensive income (loss).

Restrictions

At December 31, 2013, fixed maturities and cash equivalents with a fair value and amortized cost of $5.3 million were on deposit with various insurance departments as a requirement of doing business in those states. Cash equivalents with a fair value and amortized cost of $9.4 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2013	2012	2011	2011
Fixed maturities, available-for-sale	$5,037	$6,513	$3,897	$8,296
Mutual funds, available-for-sale	766	613	290	625
Limited partnership interests	200	—	—	—
Equity in earnings of limited partnership interest	199	—	—	—
Other	90	92	59	125
Investment expenses	(576)	(619)	(316)	(651)

	$5,716	$6,599	$3,930	$8,395

The components of net realized gains (losses) on investments, available-for-sale at fair value follow (in thousands).

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2013	2012	2011	2011
Gains	$100	$3,296	$15	$231
Losses	(68)	(31)	(120)	(3)
Other-than-temporary impairment	(61)	(23)	(127)	(413)

	$(29)	$3,242	$(232)	$(185)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of OTTI is included in other comprehensive income (loss). The amounts of non-credit OTTI for securities still owned was $0.9 million for non-agency backed residential CMOs and $0.2 million for non-agency backed commercial at December 31, 2013, and $1.0 million for non-agency backed residential CMOs and $0.2 million for non-agency backed commercial CMOs at December 31, 2012 and 2011.

Other-Than-Temporary Impairment

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

	Year Ended December 2013,				Six Months Ended December 31 2011		Year Ended June 30, 2011
	2013		2012
	Number of Securities	OTTI	Number of Securities	OTTI	Number of Securities	OTTI	Number of Securities	OTTI
Collateralized mortgage obligations:
Non-agency backed – residential	1	$(61)	2	$(8)	3	$(127)	5	$(119)
Non-agency backed – commercial	—	—	1	(15)	1	(12)	5	(296)

	1	(61)	3	(23)	4	(139)	10	(415)
Portion of loss recognized in accumulated other comprehensive income (loss)		—		—		12		2

Net OTTI recognized in net income (loss)		$(61)		$(23)		$(127)		$(413)

The following is a progression of the credit-related portion of OTTI on investments owned at December 31, 2013, 2012 and 2011and June 30, 2011 (in thousands).

			Six Months Ended December 31, 2011	Year Ended June 30, 2011
	Year Ended December 31,
	2013	2012
Beginning balance	$(2,666)	$(3,425)	$(3,343)	$(3,301)
Additional credit impairments on:
Previously impaired securities	(61)	(23)	(127)	(413)
Securities without previous impairments	—	—	—	—

	(61)	(23)	(127)	(413)
Reductions for securities sold (realized)	95	782	45	371

	$(2,632)	$(2,666)	$(3,425)	$(3,343)

The Company believes that the remaining securities having unrealized losses at December 31, 2013 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

4.	Reinsurance

Total premiums written and earned are summarized as follows (in thousands).

	Year Ended December 31,				Six Months Ended December 31,		Year Ended June 30,
	2013		2012		2011		2011
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$177,376	$176,588	$168,990	$164,715	$71,325	$71,503	$152,356	$153,368
Assumed	23,768	23,313	21,517	21,121	9,245	9,222	19,435	19,844
Ceded	(201)	(201)	(192)	(192)	(88)	(88)	(171)	(171)

Total	$200,943	$199,700	$190,315	$185,644	$80,482	$80,637	$171,620	$173,041

Assumed business represents private-passenger non-standard automobile insurance premiums in Texas written through a program with a county mutual insurance company and assumed by the Company through 100% quota-share reinsurance. The percentages of premiums assumed to net premiums written for the year ended December 31, 2013 and 2012, the six months ended December 31, 2011 and the years ended June 30, 2011 were 12%, 11%, 11% and 11%, respectively.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In August 2010, the Insurance Companies began utilizing excess-of-loss reinsurance with an unaffiliated reinsurer to limit their exposure to losses under liability coverages for policies issued with limits greater than the minimum statutory requirements. In November 2013, this excess-of-loss reinsurance was expanded to include higher liability limits on tenant homeowner policies. Although the reinsurance agreements contractually obligate the reinsurer to reimburse the Company for their share of losses, they do not discharge the primary liability of the Company, which remains contingently liable in the event the reinsurer is unable to meet their contractual obligations.

At December 31, 2013, the Insurance Companies had unsecured aggregate reinsurance receivables of $0.3 million.

Ceded premiums earned and reinsurance recoveries on losses and loss adjustment expenses were as follows (in thousands):

	Years Ended December 31,
	2013	2012
Ceded premiums earned	$201	$192
Reinsurance recoveries on losses and loss adjustment expenses	$285	$163

5.	Stock-Based Compensation Plans

Employee Stock-Based Incentive Plan

The Company has issued stock options (“Stock Option Awards”) and restricted common stock (“Restricted Stock Awards”) to employees and directors under its Amended and Restated First Acceptance Corporation 2002 Long Term Incentive Plan (the “Plan”) and accounts for such issuances in accordance with FASB ASC 718, Compensation – Stock Compensation. At December 31, 2013, there were 6,140,307 shares remaining available for issuance under the Plan. Stock Option Awards are generally granted with an exercise price equal to or greater than the market price of the Company’s stock at the date of grant. Stock Option Awards expire over five or ten years from the date of grant and vest in designated installments over four or five years through January 2016, while the Restricted Stock Awards vest in designated installments through November 2014. Certain awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

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

Compensation expense related to Stock Option Awards is calculated under the fair value method and is recorded on a straight-line basis over the vesting period. There were no Stock Option Awards granted during the years ended December 31, 2013 and 2012, the six months ended December 31, 2011 and the year ended June 30, 2011. At December 31, 2013, the weighted average remaining contractual life of options outstanding and exercisable/vested is approximately 4.2 years and 4.1 years, respectively.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the activity for the Company’s Stock Option Awards is presented below (in thousands, except per share data).

	Options	Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at June 30, 2010	4,561	$3.00-$8.13	$3.06
Forfeited	(61)	$3.04	$3.04

Options outstanding at June 30, 2011	4,500	$3.00-$8.13	$3.06
Forfeited	—	—	—

Options outstanding at December 31, 2011	4,500	$3.00-$8.13	$3.06
Granted	825	$1.45	$1.45
Forfeited	(3,730)	$3.00-$3.04	$3.00

Options outstanding at December 31, 2012	1,595	$1.45-$8.13	$2.38
Forfeited	(358)	$3.04	$3.04

Options outstanding at December 31, 2013	1,237	$1.45-$8.13	$2.19	$677

Options exercisable/vested at December 31, 2013	892		$2.47	$394

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the activity for the Company’s Restricted Stock Awards is presented below (in thousands, except per share data).

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Restricted Stock Awards outstanding at June 30, 2010	472	$2.48
Vested	(307)	$2.60
Forfeited	(29)	$2.51

Restricted Stock Awards outstanding at June 30, 2011	136	$2.30
Vested	(21)	$2.13
Forfeited	(20)	$2.20

Restricted Stock Awards outstanding at December 31, 2011	95	$2.36
Vested	(34)	$2.36
Forfeited	(1)	$2.50

Restricted Stock Awards outstanding at December 31, 2012	60	$2.35
Vested	(29)	$2.38
Forfeited	(14)	$2.36

Restricted Stock Awards outstanding at December 31, 2013	17	$2.29

In the table above, the number of shares vested includes 71,286 shares surrendered by the employees to the Company for payment of minimum tax withholding obligations. Shares of stock withheld for purposes of satisfying minimum tax withholding obligations are again available for issuance under the Plan.

There were no Restricted Stock Awards granted during the years ended December 31, 2013 and 2012, the six months ended December 31, 2011 and the year ended June 30, 2011. The aggregate fair values of Restricted Stock Awards vested during the years ended December 31, 2013 and 2012, the six months ended December 31, 2011 and the years ended June 30, 2011 were $0.1 million, $0.1 million, $44 thousand and $0.8 million, respectively, at the date of vesting. Expected future compensation expense related to the issuance of Restricted Stock Awards is $51 thousand, which will be amortized through November 2014.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the First Acceptance Corporation Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may purchase shares of the Company’s common stock at a price equal to the lower of the closing market price on the first or last trading day of a six-month period. ESPP participants can authorize payroll deductions, administered through an independent plan custodian, of up to 15% of their salary to purchase semi-annually (June 30 and December 31) up to $25,000 of the Company’s common stock during each calendar year. The Company has reserved 400,000 shares of common stock for issuance under the ESPP. Employees purchased approximately 35,000, 40,000, 18,000, and 32,000 shares during the years ended December 31, 2013 and 2012, the six months ended December 31, 2011 and the year ended June 30, 2011, respectively. Compensation expense attributable to subscriptions to purchase shares under the ESPP was $7,000, $11,000, $2,000 and $8,000 for the years ended December 31, 2013 and 2012, the six months ended December 31, 2011 and the year ended June 30, 2011, respectively. At December 31, 2013, 118,269 shares remain available for issuance under the ESPP.

6.	Employee Benefit Plan

The Company sponsors a defined contribution retirement plan (“401k Plan”) under Section 401(k) of the Internal Revenue Code. The 401k Plan covers substantially all employees who meet specified service requirements. Under the 401k Plan, the Company may, at its discretion, match 100% of the first 3% of an employee’s salary plus 50% of the next 2% up to the maximum allowed by the Internal Revenue Code. The Company’s contributions to the 401k Plan for the years ended December 31, 2013 and 2012, the six months ended December 31, 2011 and the year ended June 30, 2011 were $0.6 million, $0.6 million, $0.3 million and $0.6 million, respectively, and are included within insurance operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Property and Equipment

The components of property and equipment are as follows (in thousands).

	December 31,
	2013	2012
Furniture and equipment	$9,736	$9,008
Leasehold improvements	4,999	4,880
Capitalized leases	238	238
Aircraft	190	190

	15,163	14,316
Less: Accumulated depreciation	(11,651)	(9,660)

Property and equipment, net	$3,512	$4,656

Depreciation and amortization expense related to property and equipment was $2.1 million, $2.2 million, $0.8 million and $1.6 million for the years ended December 31, 2013 and 2012, the six months ended December 31, 2011 and the years ended June 30, 2011, respectively. Included within the leasehold improvements category at December 31, 2013 above are capitalized assets totaling $0.1 million not yet in service. These assets are related to the Company’s strategic investments in its retail stores.

8.	Lease Commitments

The Company is committed under various operating lease agreements for office space. Certain lease agreements contain renewal options and rent escalation clauses. Rental expense for the year ended December 31, 2013 and 2012, the six months ended December 31, 2011 and the years ended June 30, 2011 was $9.2 million, $9.5 million, $4.8 million and $9.9 million, respectively, and is included within insurance operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss). Future minimum lease payments under these agreements follow (in thousands).

Year Ending December 31,	Amount
2014	$6,915
2015	5,051
2016	2,447
2017	692
2018	299
Thereafter	576

Total	$15,980

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Losses and Loss Adjustment Expenses Incurred and Paid

Information regarding the reserve for unpaid losses and LAE is as follows (in thousands).

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2013	2012	2011	2011
Liability for unpaid losses and LAE at beginning of period, gross	$79,260	$69,436	$68,424	$73,198
Reinsurance balances receivable	(260)	(187)	(133)	(46)

Liability for unpaid losses and LAE at beginning of period, net	79,000	69,249	68,291	73,152

Add: Provision for losses and LAE:
Current period	145,877	144,207	60,162	130,888
Prior periods	(3,038)	4,016	5,591	(1,721)

Net losses and LAE incurred	142,839	148,223	65,753	129,167

Less: Losses and LAE paid:
Current period	88,726	89,157	32,022	84,736
Prior periods	49,132	49,315	32,773	49,292

Net losses and LAE paid	137,858	138,472	64,795	134,028

Liability for unpaid losses and LAE at end of period, net	83,981	79,000	69,249	68,291
Reinsurance balances receivable	305	260	187	133

Liability for unpaid losses and LAE at end of period, gross	$84,286	$79,260	$69,436	$68,424

The favorable change in the estimate of unpaid losses and loss adjustment expenses of $3.0 million for the year ended December 31, 2013 was primarily related to bodily injury claims occurring in accident years 2010 through 2012, partially offset by unfavorable loss and loss adjustment expense development on Florida personal injury protection claims.

The unfavorable change in the estimate of unpaid losses and loss adjustment expenses of $4.0 million for the year ended December 31, 2012 was primarily due to higher than expected severity with Florida personal injury protection claims and with Georgia bodily injury claims in older accident periods, and unfavorable loss adjustment expense development that was primarily related to higher than expected legal expenses for bodily injury claims for accident years 2010 and prior.

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

In June 2007, First Acceptance Statutory Trust I (“FAST I”), a wholly-owned unconsolidated subsidiary trust of the Company, issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,240 shares of common securities to the Company, also at $1,000 per share. FAST I used the proceeds from the sale of the preferred securities to purchase $41.2 million of junior subordinated debentures from the Company. The sole assets of FAST I are $41.2 million of junior subordinated debentures issued by the Company. The debentures will mature on July 30, 2037 and are redeemable by the Company in whole or in part beginning on July 30, 2012, at which time the preferred securities are callable. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points, resetting quarterly). The interest rate related to the debentures was 3.986% for the period from November 2013 to January 2014 and in February 2014 reset to the same rate through April 2014.

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

The debentures are classified as debentures payable in the Company’s consolidated balance sheets and the interest paid on these debentures is classified as interest expense in the consolidated statements of operations and comprehensive income (loss). At December 31, 2013, the unamortized debt discount of $0.9 million is being amortized to interest expense over the term of the debentures.

11.	Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands).

			Six Months Ended December 31, 2011	Year Ended June 30, 2011
	Year Ended December 31,
	2013	2012
Federal:
Current	$175	$—	$—	$—
Deferred	(4)	—	—	—

	171	—	—	—
State:
Current	476	(8)	146	296
Deferred	3	3	2	(98)

	479	(5)	148	198

	$650	$(5)	$148	$198

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands).

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2013	2012	2011	2011
Provision (benefit) for income taxes at statutory rate	$3,440	$(3,166)	$(10,251)	$(19,804)
Tax effect of:
Tax-exempt investment income	(27)	(18)	(2)	(15)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to federal income taxes	(4,277)	580	4,670	4,761
Net operating loss carryforward expirations	—	1	—	735
Goodwill and identifiable intangible assets	—	—	5,545	14,084
Stock-based compensation	1,133	2,552	30	248
State income taxes, net of federal income tax benefit and valuation allowance	479	(5)	148	198
Other	(98)	51	8	(9)

	$650	$(5)	$148	$198

The tax effects of temporary differences that give rise to the net deferred tax assets and liabilities are presented below (in thousands).

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$9,949	$13,091
Stock option compensation	516	1,704
Unearned premiums and loss and loss adjustment expense reserves	4,898	4,980
Goodwill and identifiable intangible assets	6,311	7,341
Alternative minimum tax (“AMT”) credit carryforwards	1,784	1,612
Accrued expenses and other nondeductible items	1,182	495
Other	1,875	3,456

	26,515	32,679
Deferred tax liabilities:
Deferred acquisition costs	(1,016)	(1,127)
Identifiable intangible assets	(1,872)	(1,872)
Net unrealized change on investments	(1,181)	(3,046)
Other	—	—

	(4,069)	(6,045)
Total net deferred tax asset	22,446	26,634
Less: Valuation allowance	(24,224)	(28,413)

Net deferred tax liability	$(1,778)	$(1,779)

The Company had a valuation allowance of $24.2 million and $28.4 million at December 31, 2013 and 2012, respectively, to reduce deferred tax assets to the amount that is more likely than not to be realized. The change in the total valuation allowance for the year ended December 31, 2013 was a decrease of $4.2 million. For the year ended December 31, 2013, the change in the valuation allowance included decreases of $1.9 million related to the unrealized change on investments included in other comprehensive income (loss) and was net of the utilization of $8.6 million in NOL carryforwards.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s net deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its deferred tax assets, management considered both positive and negative evidence. The Company placed greater weight on historical results than on the Company’s outlook for future profitability and established a deferred tax valuation allowance at December 31, 2013 and 2012, respectively. The deferred tax valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, the Company would record an income tax benefit for the adjustment.

The change in the total valuation allowance for the year ended December 31, 2012 was an increase of $1.2 million. For the year ended December 31, 2012, the change in the calculation allowance included increases of $0.5 million related to the unrealized change on investments included in other comprehensive income (loss). The change in the total valuation allowance for the six months ended December 31, 2011 was an increase of $5.1 million. For the six months ended December 31, 2011, the change in the valuation allowance included reductions of $0.3 million related to the unrealized change on investments included in other comprehensive income (loss) and increases of $0.7 million related to deferred state income taxes. The change in the total valuation allowance for the year ended June 30, 2011 was an increase of $5.2 million. For the year ended June 30, 2011, the change in the valuation allowance included reductions of $0.3 million related to the unrealized change on investments included in other comprehensive income (loss) and increases of $0.8 million related to deferred state income taxes.

At December 31, 2013, the Company had gross state NOL carryforwards of $7.8 million that begin to expire in 2020. At December 31, 2013, the Company had gross NOL carryforwards for federal income tax purposes of $28.4 million and AMT credit carryforwards of $1.8 million that have no expiration date, which are available to offset future federal taxable income. On a tax-effected basis, all remaining federal and substantially all state NOL carryforwards at December 31, 2013 have been fully reserved for through a valuation allowance. The gross federal NOL carryforwards of $28.4 million will expire in 2029 through 2032.

12.	Net Income (Loss) Per Share

Basic EPS are computed using the weighted average number of shares outstanding. Diluted EPS are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding securities with a right to purchase or convert into common stock.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2013	2012	2011	2011
Net income (loss)	$9,180	$(9,040)	$(29,437)	$(56,780)

Weighted average common basic shares	40,930	40,861	47,707	48,171
Effect of dilutive securities	162	—	—	—

Weighted average common dilutive shares	41,092	40,861	47,707	48,171

Basic net income (loss) per share	$0.22	$(0.22)	$(0.62)	$(1.18)

Diluted net income (loss) per share	$0.22	$(0.22)	$(0.62)	$(1.18)

For the year ended December 31, 2013, the computation of diluted net income per share included 17 thousand shares of unvested restricted common stock and exercisable options to purchase approximately 0.9 million shares that had a dilutive effect of 145 thousand shares.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For each of the year ended December 31, 2012, the six months ended December 31, 2011 and the year ended June 30, 2011, the computation of diluted net loss per share did not include approximately 0.1 million shares of unvested restricted common stock as their inclusion would have been anti-dilutive. Options to purchase 1.6 million, 4.5 million and 4.5 million shares for the year ended December 31, 2012, the six months ended December 31, 2011 and the year ended June 30, 2011, respectively, were not included in the computation of diluted net income (loss) per share as their exercise prices were in excess of the average stock prices for the periods presented.

13.	Concentrations of Credit Risk

At December 31, 2013, the Company had certain concentrations of credit risk with several financial institutions in the form of cash and cash equivalents, which amounted to $72.0 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company, the amount of collateral posted and the amount of available Federal Deposit Insurance Corporation insurance is periodically reviewed. If the financial institutions failed to completely perform under terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

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

During the year ended June 30, 2011, the Company incurred charges of $1.7 million for severance for former employees of the Company. The fiscal year 2011 charge was comprised of $1.3 million in accrued severance and benefits and $0.4 million in non-cash charges related to the vesting of certain unvested stock options and restricted common stock. Severance and benefits charges are included in insurance operating expenses and the non-cash charges related to the vesting of stock options and restricted common stock are included within stock-based compensation expense in the consolidated statements of operations and comprehensive income (loss). The insurance operations segment includes the accrued severance and benefits charges, and the real estate and corporate segment includes the accelerated vesting charges.

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

In January 2014, the Company became the subject of litigation filed in the U.S. District Court for the Middle District of Tennessee alleging certain improper employment law practices. The case is in its infancy, and the Company’s position in this case has not yet been fully developed. Therefore, an estimate of the ultimate impact of this litigation on the Company, if any, cannot be made at this time.

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

The following table presents selected financial data by business segment (in thousands).

	Year Ended December 31,		Six Months Ended December 31, 2011	Year Ended June 30, 2011
	2013	2012
Revenues:
Insurance	$240,460	$227,966	$99,039	$210,618
Real estate and corporate	52	93	65	116

Consolidated total	$240,512	$228,059	$99,104	$210,734

Income (loss) before income taxes:
Insurance	$12,748	$(4,588)	$(26,711)	$(50,407)
Real estate and corporate	(2,918)	(4,457)	(2,578)	(6,175)

Consolidated total	$9,830	$(9,045)	$(29,289)	$(56,582)

	December 31,
	2013	2012
Total assets:
Insurance	$262,869	$256,670
Real estate and corporate	10,838	5,633

Consolidated total	$273,707	$262,303

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.	Statutory Financial Information and Accounting Policies

The statutory-basis financial statements of the Insurance Companies are prepared in accordance with accounting practices prescribed or permitted by the Department of Insurance in each respective state of domicile. Each state of domicile requires that insurance companies domiciled in the state prepare their statutory-basis financial statements in accordance with the National Association of Insurance Commissioners Accounting Practices and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile. The Insurance Companies are required to report their risk-based capital (“RBC”) each December 31. Failure to maintain an adequate RBC could subject the Insurance Companies to regulatory action and could restrict the payment of dividends. At December 31, 2013, the RBC levels of the Insurance Companies did not subject them to any regulatory action.

At December 31, 2013 and 2012, on an unaudited consolidated statutory basis, the capital and surplus of the Insurance Companies was $95.0 million and $89.6 million, respectively. For the years ended December 31, 2013 and 2012, the six months ended December 31, 2011 and the fiscal year ended June 30, 2011, consolidated statutory net income (loss) of the Insurance Companies was $4.2 million, $(12.7) million, $(9.0) million and $(5.9) million, respectively.

The maximum amount of dividends which can be paid by First Acceptance Insurance Company, Inc. (“FAIC”) to the Company, without the prior approval of the Texas insurance commissioner, is limited to the greater of 10% of statutory capital and surplus at December 31st of the next preceding year or net income for the year. In addition, dividends may only be paid from unassigned funds (surplus) and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2013, FAIC could pay $0.9 million in ordinary dividends to the Company without prior regulatory approval due to a negative earned surplus position.

19.	Selected Quarterly Financial Data (unaudited)

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data is summarized as follows (in thousands, except per share data).

	Total Revenues	Income (Loss) before Income Taxes	Net Income (Loss)	Basic and Diluted Net Income (Loss) per Share
Year Ended December 31, 2013:
December 31, 2013	$59,152	$3,363	$3,158	$0.07
September 30, 2013	59,578	2,096	1,932	0.05
June 30, 2013	62,493	2,254	2,066	0.05
March 31, 2013	59,289	2,117	2,024	0.05

Year Ended December 31, 2012:
December 31, 2012	$55,079	$175	$96	$0.00
September 30, 2012	59,568	3,378	3,279	0.08
June 30, 2012	57,945	(4,470)	(4,208)	(0.10)
March 31, 2012	55,467	(8,128)	(8,207)	(0.20)

Income before income taxes for the quarter ended December 31, 2013 of $3.4 million included $2.6 million of favorable development in the Company’s estimate of unpaid loss and loss adjustment expenses. Income before income taxes for the quarter ended December 31, 2012 of $0.2 million included $4.0 million of unfavorable development in the Company’s estimate of unpaid loss and loss adjustment expenses.

FIRST ACCEPTANCE CORPORATION 10-K

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) at December 31, 2013. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective at December 31, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective at December 31, 2013.

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

Information with respect to our directors and executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2014, is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2014, is incorporated herein by reference.

Information with respect to our code of business conduct and ethics, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2014, is incorporated herein by reference.

Information with respect to our corporate governance disclosures, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2014, is incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to the compensation of our executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2014, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2014, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions, and director independence, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2014, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to the fees paid to and services provided by our principal accountants, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2014, is incorporated herein by reference.

FIRST ACCEPTANCE CORPORATION 10-K

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules:

Schedule I – Financial Information of Registrant (Parent Company)

(3)	Exhibits: See the exhibit listing set forth below.

Exhibit Number

3.1	Restated Certificate of Incorporation of First Acceptance Corporation.

3.2	Second Amended and Restated Bylaws of First Acceptance Corporation.

4.1	Registration Rights Agreement, dated as of July 1, 2002, by and between the Company and Donald J. Edwards.

4.2	Form of certificate representing shares of common stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed December 26, 2002).

10.1	Amended and Restated First Acceptance Corporation 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated November 23, 2009).†

10.2	Form of Restricted Stock Award Agreement under the Company’s 2002 Long Term Incentive Plan.†

10.3	Form of Nonqualified Stock Option Agreement under the Company’s 2002 Long Term Incentive Plan.†

10.4	Amended and Restated First Acceptance Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 17, 2010).

10.5	Form of Restricted Stock Award Agreement of Outside Directors under the Company’s 2002 Long Term Incentive Plan.†

10.6	Form of Indemnification Agreement between the Company and each of the Company’s directors and executive officers.†

10.7	Junior Subordinated Indenture, dated June 15, 2007, between First Acceptance Corporation and Wilmington Trust Company.

10.8	Guarantee Agreement, dated June 15, 2007, between First Acceptance Corporation and Wilmington Trust Company.

10.9	Amended and Restated Trust Agreement, dated June 15, 2007, among First Acceptance Corporation, Wilmington Trust Company and the Administrative Trustees Named Therein.

FIRST ACCEPTANCE CORPORATION 10-K

10.10	Employment Agreement, made as of February 8, 2008, to be effective January 1, 2008, between First Acceptance Corporation and Daniel L. Walker (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated May 11, 2009).†

10.11	Compensation Arrangement, made as of March 30, 2011, between First Acceptance Corporation and Mark A. Kelly (incorporated by reference to Exhibit 10.35 of the Company’s Amendment No. 1 to Current Report on Form 8-K dated April 1, 2011).†

10.12	Mutual Separation and Release Agreement, effective as of December 23, 2011, by and between First Acceptance Corporation and Stephen J. Harrison (incorporated by reference to Exhibit 10.33 of the Company’s Current Report on Form 8-K dated December 23, 2011).†

10.13	Stock Purchase Agreement, effective as of December 23, 2011, by and among First Acceptance Corporation, Stephen J. Harrison and Stephen J. Harrison 2010 Grantor Retained Annuity Trust (incorporated by reference to Exhibit 10.34 of the Company’s Current Report on Form 8-K dated December 23, 2011).†

14	First Acceptance Corporation Code of Business Conduct and Ethics.

21	Subsidiaries of First Acceptance Corporation.*

23.1	Consent of Ernst & Young LLP.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).*

32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101 –	XBRL *

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

FIRST ACCEPTANCE CORPORATION 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION

Date: March 4, 2014	By	/s/ Mark A. Kelly
Mark A. Kelly Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark A. Kelly	Chief Executive Officer (Principal Executive Officer)	March 4, 2014
Mark A. Kelly

/s/ Brent J. Gay	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2014
Brent J. Gay

/s/ Jeremy B. Ford	Chairman of the Board of Directors	March 4, 2014
Jeremy B. Ford

/s/ Rhodes R. Bobbitt	Director	March 4, 2014
Rhodes R. Bobbitt

/s/ Harvey B. Cash	Director	March 4, 2014
Harvey B. Cash

/s/ Donald J. Edwards	Director	March 4, 2014
Donald J. Edwards

/s/ Tom C. Nichols	Director	March 4, 2014
Tom C. Nichols

/s/ Lyndon L. Olson	Director	March 4, 2014
Lyndon L. Olson

/s/ William A. Shipp, Jr.	Director	March 4, 2014
William A. Shipp, Jr.