Form 10-Q
period 2014-03-31
FIRST ACCEPTANCE CORP /DE/
filed 2014-05-06
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At May 5, 2014, there were 40,980,273 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments, available-for-sale at fair value (amortized cost of $128,185 and $126,873, respectively)	$133,213	$130,248
Cash and cash equivalents	77,132	72,033
Premiums and fees receivable, net of allowance of $310 and $311	62,862	46,228
Limited partnership interests	7,867	7,513
Other assets	6,145	6,471
Property and equipment, net	3,419	3,512
Deferred acquisition costs	3,654	2,902
Identifiable intangible assets	4,800	4,800

TOTAL ASSETS	$299,092	$273,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$85,951	$84,286
Unearned premiums and fees	75,998	55,983
Debentures payable	40,311	40,301
Other liabilities	17,696	16,205

Total liabilities	219,956	196,775

Stockholders’ equity:
Preferred stock, $.01 par value per share, 10,000 shares authorized	—	—
Common stock, $.01 par value per share, 75,000 shares authorized; 40,981 and 40,983 shares issued and outstanding, respectively	410	410
Additional paid-in capital	457,033	456,993
Accumulated other comprehensive income	5,028	3,375
Accumulated deficit	(383,335)	(383,846)

Total stockholders’ equity	79,136	76,932

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$299,092	$273,707

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Premiums earned	$51,748	$49,403
Commission and fee income	9,175	8,597
Investment income	1,537	1,276
Net realized gains on investments, available-for-sale (includes $82 and $13, respectively, of accumulated comprehensive income reclassifications for unrealized gains)	82	13

	62,542	59,289

Costs and expenses:
Losses and loss adjustment expenses	36,817	33,505
Insurance operating expenses	24,029	22,340
Other operating expenses	233	229
Stock-based compensation	46	84
Depreciation and amortization	443	571
Interest expense	427	443

	61,995	57,172

Income before income taxes	547	2,117
Provision for income taxes (includes $29 and $5, respectively, of income tax expense from reclassification items)	36	93

Net income	$511	$2,024

Net income per share:
Basic	$0.01	$0.05

Diluted	$0.01	$0.05

Number of shares used to calculate net income per share:
Basic	40,970	40,910

Diluted	41,283	40,939

Reconciliation of net income to other comprehensive income:
Net income	$511	$2,024
Net unrealized change in investments	1,653	(403)

Comprehensive income	$2,164	$1,621

Detail of net realized gains on investments, available-for-sale:
Net realized gains on redemptions	$82	$41
OTTI charges reclassified from comprehensive income and recognized in net income	—	(28)

Net realized gains on investments, available-for-sale	$82	$13

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$511	$2,024
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	443	571
Stock-based compensation	46	84
Other-than-temporary impairment on investments	—	28
Net realized gains on redemptions of investments	(82)	(41)
Investment income and equity in earnings from limited partnership interests	(239)	—
Other	34	88
Change in:
Premiums and fees receivable	(16,635)	(12,367)
Loss and loss adjustment expense reserves	1,665	1,352
Unearned premiums and fees	20,015	16,139
Other	1,075	90

Net cash provided by operating activities	6,833	7,968

Cash flows from investing activities:
Purchases of investments, available-for-sale	(4,066)	—
Purchases of limited partnership interests	(268)	—
Maturities and redemptions of investments, available-for-sale	2,798	4,515
Capital expenditures	(351)	(372)
Other	153	—

Net cash (used in) provided by investing activities	(1,734)	4,143

Net change in cash and cash equivalents	5,099	12,111
Cash and cash equivalents, beginning of period	72,033	59,104

Cash and cash equivalents, end of period	$77,132	$71,215

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Company categorizes valuation methods used in its identifiable intangible assets impairment tests as Level 3. To determine the fair value of acquired trademarks and trade names, the Company uses the relief-from-royalty method, which requires the Company to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The Company also categorizes valuation methods used to fair value its investments in limited partnerships as Level 3, since these investments have redemptions and transfer restrictions and are therefore not readily marketable.

Fair Value of Financial Instruments

The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments, available-for-sale	$133,213	$133,213	$130,248	$130,248
Limited partnership interests	7,867	7,867	7,513	7,513
Liabilities:
Debentures payable	40,311	18,358	40,301	15,006

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The fair values as presented represent the Company’s best estimates and may not be substantiated by comparisons to independent markets. The fair value of the debentures payable is categorized as Level 3, since it was based on current market rates offered for debt with similar risks and maturities, an unobservable input categorized as Level 3. Carrying values of certain financial instruments, such as cash and cash equivalents and premiums and fees receivable, approximate fair value due to the short-term nature of the instruments and are not required to be disclosed. Therefore, the aggregate of the fair values presented in the preceding table do not purport to represent the Company’s underlying value.

The Company holds available-for-sale investments and limited partnership interests, which are carried at either net asset value or under the equity method which approximate fair value. The following tables present the fair-value measurements for each major category of assets that are measured on a recurring basis (in thousands).

		Fair Value Measurements Using
March 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$12,425	$12,425	$—	$—
State	734	—	734	—
Political subdivisions	612	—	612	—
Revenue and assessment	14,650	—	14,650	—
Corporate bonds	76,796	—	76,796	—
Collateralized mortgage obligations:
Agency backed	7,335	—	7,335	—
Non-agency backed – residential	4,572	—	4,572	—
Non-agency backed – commercial	3,470	—	3,470	—
Redeemable preferred stock	1,704	1,704	—	—

Total fixed maturities, available-for-sale	122,298	14,129	108,169	—
Mutual funds, available-for-sale	10,915	10,915	—	—

Total investments, available-for-sale	133,213	25,044	108,169	—
Limited partnership interests	7,867	—	—	7,867
Cash and cash equivalents	77,132	77,132	—	—

Total	$218,212	$102,176	$108,169	$7,867

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

		Fair Value Measurements Using
December 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$12,485	$12,485	$—	$—
State	736	—	736	—
Political subdivisions	612	—	612	—
Revenue and assessment	14,658	—	14,658	—
Corporate bonds	73,325	—	73,325	—
Collateralized mortgage obligations:
Agency backed	7,514	—	7,514	—
Non-agency backed – residential	4,660	—	4,660	—
Non-agency backed – commercial	3,943	—	3,943	—
Redeemable preferred stock	1,578	1,578	—	—

Total fixed maturities, available-for-sale	119,511	14,063	105,448	—
Mutual funds, available-for-sale	10,737	10,737	—	—

Total investments, available-for-sale	130,248	24,800	105,448	—
Limited partnership interests	7,513	—	—	7,513
Cash and cash equivalents	72,033	72,033	—	—

Total	$209,794	$96,833	$105,448	$7,513

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified securities in the table above consist of limited partnership interests for which fair value is estimated based on the Company’s ownership interest in partners’ capital. There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2014 and 2013. The Company’s policy is to recognize transfers between levels at the end of the reporting period based on specific identification. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table represents the quantitative disclosure for those assets classified as Level 3 during the three months ended March 31, 2014 (in thousands).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Limited partnership interests carried at
	Net asset value	Equity method	Total
Balance at December 31, 2013	$3,314	$4,199	$7,513
Gains included in net income	75	164	239
Investments and capital calls	268	—	268
Distributions received	(153)	—	(153)
Transfers into and out of Level 3	—	—	—

Balance at March 31, 2014	$3,504	$4,363	$7,867

3. Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$12,005	$433	$(13)	$12,425
State	697	37	—	734
Political subdivisions	601	11	—	612
Revenue and assessment	13,823	827	—	14,650
Corporate bonds	75,886	2,421	(1,511)	76,796
Collateralized mortgage obligations:
Agency backed	6,994	341	—	7,335
Non-agency backed – residential	4,013	559	—	4,572
Non-agency backed – commercial	2,765	705	—	3,470
Redeemable preferred stock	1,500	204	—	1,704

Total fixed maturities, available-for-sale	118,284	5,538	(1,524)	122,298
Mutual funds, available-for-sale	9,901	1,014	—	10,915

	$128,185	$6,552	$(1,524)	$133,213

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$12,006	$495	$(16)	$12,485
State	697	39	—	736
Political subdivisions	601	11	—	612
Revenue and assessment	14,050	619	(11)	14,658
Corporate bonds	73,461	2,127	(2,263)	73,325
Collateralized mortgage obligations:
Agency backed	7,113	401	—	7,514
Non-agency backed – residential	4,181	480	(1)	4,660
Non-agency backed – commercial	3,363	580	—	3,943
Redeemable preferred stock	1,500	78	—	1,578

Total fixed maturities, available-for-sale	116,972	4,830	(2,291)	119,511
Mutual funds, available-for-sale	9,901	836	—	10,737

	$126,873	$5,666	$(2,291)	$130,248

The following tables set forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

March 31, 2014	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$14,227	$—	$—	$14,227
After one through five years	27,367	10,980	—	38,347
After five through ten years	22,047	20,553	—	42,600
After ten years	8,390	1,653	—	10,043
No single maturity date	17,081	—	—	17,081

	$89,112	$33,186	$—	$122,298

December 31, 2013	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$14,305	$—	$—	$14,305
After one through five years	25,667	10,888	—	36,555
After five through ten years	20,445	22,836	—	43,281
After ten years	3,667	4,008	—	7,675
No single maturity date	17,506	189	—	17,695

	$81,590	$37,921	$—	$119,511

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses		Gross Unrealized Gains
At:	Less than or equal to 12 months	Greater than 12 months
March 31, 2014	8	7	87
December 31, 2013	12	7	83

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

Gross Unrealized Losses at March 31, 2014:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	7	$14,328	$(892)
Greater than 10%	—	—	—

	7	$14,328	$(892)

Gross Unrealized Losses at December 31, 2013:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	7	$13,980	$(1,270)
Greater than 10%	—	—	—

	7	$13,980	$(1,270)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of Securities with Gross Unrealized Losses
			Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses at March 31, 2014:		Gross Unrealized Losses	Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$—	$—	$—	$—	$—
Six months	991	(13)	(13)	—	—
Nine months	1,653	(129)	—	(129)	—
Twelve months	16,214	(490)	(275)	(215)	—
Greater than twelve months	14,328	(892)	(156)	(736)	—

Total	$33,186	$(1,524)	$(444)	$(1,080)	$—

	Fair Value of Securities with Gross Unrealized Losses
			Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses at December 31, 2013:		Gross Unrealized Losses	Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$6,417	$(40)	$(40)	$—	$—
Six months	1,653	(129)	—	(129)	—
Nine months	15,871	(852)	(153)	(699)	—
Twelve months	—	—	—	—	—
Greater than twelve months	13,980	(1,270)	(85)	(1,185)	—

Total	$37,921	$(2,291)	$(278)	$(2,013)	$—

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Limited Partnership Interests

Limited partnership interests consist of investments in three funds that invest in small balance distressed secured loans, securities and international equity, and distressed corporate financing opportunities, respectively. These investments have redemption and transfer restrictions; however, the Company does not intend to sell these limited partnership interests, and it is more likely than not that the Company will not be required to sell them before the expiration of such restrictions. At March 31, 2014, the Company had unfunded commitments of $2.1 million to these limited partnerships.

Net income from limited partnership interests is recorded in investment income in the consolidated statements of comprehensive income.

Restrictions

At March 31, 2014, fixed maturities and cash equivalents with a fair value and amortized cost of $5.2 million were on deposit with various insurance departments as a requirement of doing business in those states. Cash equivalents with a fair value and amortized cost of $9.4 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Three Months Ended March 31,
	2014	2013
Fixed maturities, available-for-sale	$1,239	$1,283
Mutual funds, available-for-sale	160	140
Limited partnership interests	75	—
Equity in income of limited partnership interest	164	—
Other	26	20
Investment expenses	(127)	(167)

	$1,537	$1,276

The components of net realized gains (losses) on investments, available-for-sale at fair value follow (in thousands).

	Three Months Ended March 31,
	2014	2013
Gains	$85	$41
Losses	(3)	—
Other-than-temporary impairment	—	(28)

	$82	$13

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) is included in comprehensive income. The amounts of non-credit OTTI for securities still owned was $0.9 million for non-agency backed residential collateralized mortgage obligations (“CMOs”) and $0.2 million for non-agency backed commercial CMOs at both March 31, 2014 and December 31, 2013.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Other-Than-Temporary Impairment

The Company separates OTTI into the following two components: (i) the amount related to credit losses, which is recognized in the consolidated statement of comprehensive income and (ii) the amount related to all other factors, which is recorded in comprehensive income. The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge.

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

For the three months ended March 31, 2013, the Company recognized OTTI charges in net income of $28 thousand related to one non-agency backed residential CMO.

The following is a progression of the credit-related portion of OTTI on investments owned at March 31, 2014 and 2013 (in thousands).

	Three Months Ended March 31,
	2014	2013
Beginning balance	$(2,632)	$(2,666)
Additional credit impairments on:
Previously impaired securities	—	(28)
Securities without previous impairments	—	—

	—	(28)
Reductions for securities sold (realized)	—	(87)

	$(2,632)	$(2,607)

The Company believes that the remaining securities having unrealized losses at March 31, 2014 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities, and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data).

	Three Months Ended March 31,
	2014	2013
Net income	$511	$2,024

Weighted average common basic shares	40,970	40,910
Effect of dilutive securities	313	29

Weighted average common dilutive shares	41,283	40,939

Basic and diluted net income per share	$0.01	$0.05

For the three months ended March 31, 2014, the computation of diluted net income per share included 7 thousand shares of unvested restricted common stock and exercisable options to purchase approximately 0.8 million shares that had a dilutive effect of 306 thousand shares. Options to purchase 0.4 million shares were not included in the computation of diluted net income per share as their exercise prices were in excess of the average stock prices for the period.

For the three months ended March 31, 2013, the computation of diluted net income per share included 29 thousand shares of unvested restricted common stock. Options to purchase 1.6 million shares were not included in the computation of diluted net income per share as their exercise prices were in excess of the average stock prices for the period.

5. Income Taxes

The provision for income taxes consisted of the following (in thousands).

	Three Months Ended March 31,
	2014	2013
Federal:
Current	$10	$26
Deferred	—	—

	10	26
State:
Current	25	66
Deferred	1	1

	26	67

	$36	$93

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The provision for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income before income taxes as a result of the following (in thousands).

	Three Months Ended March 31,
	2014	2013
Provision for income taxes at statutory rate	$192	$741
Tax effect of:
Tax-exempt investment income	(5)	(5)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to federal income taxes	(223)	(886)
Stock-based compensation	37	171
State income taxes, net of federal income tax benefit and valuation allowance	26	67
Other	9	5

	$36	$93

The Company had a valuation allowance of $23.4 million and $24.2 million at March 31, 2014 and December 31, 2013, respectively, to reduce deferred tax assets to the amount that is more likely than not to be realized. The change in the total valuation allowance for the three months ended March 31, 2014 was a decrease of $0.8 million. For the three months ended March 31, 2014, the change in the valuation allowance included an increase of $0.6 million related to the unrealized change in investments included in comprehensive income and was net of the utilization of $3.0 million in NOL carryforwards.

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s net deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its deferred tax assets, management considered both positive and negative evidence. The Company placed greater weight on historical results than on the Company’s outlook for future profitability and established a deferred tax valuation allowance at March 31, 2014 and December 31, 2013. The deferred tax valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, the Company would record an income tax benefit for the adjustment.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table presents selected financial data by business segment (in thousands).

	Three Months Ended March 31,
	2014	2013
Revenues:
Insurance	$62,527	$59,278
Real estate and corporate	15	11

Consolidated total	$62,542	$59,289

Income (loss) before income taxes:
Insurance	$1,238	$2,862
Real estate and corporate	(691)	(745)

Consolidated total	$547	$2,117

	March 31, 2014	December 31, 2013
Total assets:
Insurance	$287,265	$262,869
Real estate and corporate	11,827	10,838

Consolidated total	$299,092	$273,707

7. Litigation

The Company is named as a defendant in various lawsuits, arising in the ordinary course of business, generally relating to its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves. The Company also faces lawsuits from time to time that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action and individual lawsuits that involve issues arising in the course of the Company’s business. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by FASB ASC 450, Contingencies (“FASB ASC 450”). Pursuant to FASB ASC 450, reserves for a loss may only be recognized if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management evaluates each legal action and records reserves for losses as warranted by establishing a reserve in its consolidated balance sheets in loss and loss adjustment expense reserves for bad faith claims and in other liabilities for other lawsuits. Amounts incurred are recorded in the Company’s consolidated statements of comprehensive income in losses and loss adjustment expenses for bad faith claims and in insurance operating expenses for other lawsuits unless otherwise disclosed.

In January 2014, the Company became the subject of litigation filed in the U.S. District Court for the Middle District of Tennessee, Lykins, et al. v. First Acceptance Corporation, et al., alleging certain improper wage and hour law practices. The case has recently been conditionally certified as a class action. The Company strongly disagrees with the allegations and will put forth a vigorous defense. The case is still in its initial stages, therefore, an estimate of the ultimate impact of this litigation on the Company, if any, cannot be made at this time.

FIRST ACCEPTANCE CORPORATION 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for year ended December 31, 2013. The following discussion should be read in conjunction with our consolidated financial statements included with this report and our consolidated financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for year ended December 31, 2013 included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

At March 31, 2014, we leased and operated 355 retail locations (or “stores”) staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary insurance product providing personal property and liability coverage for renters underwritten by us. In addition, select retail locations in highly competitive markets in Illinois and Texas offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers. In addition to our retail locations, we are able to complete the entire sales process over the phone via our call center or through the internet via our consumer-based website or mobile platform. We also sell our products through 10 retail locations operated by independent agents.

FIRST ACCEPTANCE CORPORATION 10-Q

At March 31, 2014, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business—General” in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information with respect to our business.

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended March 31,
	2014	2013
Retail locations – beginning of period	360	369
Opened	—	—
Closed	(5)	(2)

Retail locations – end of period	355	367

The following table shows the number of our retail locations by state.

	March 31,		December 31,
	2014	2013	2013	2012
Alabama	24	24	24	24
Florida	30	30	30	30
Georgia	60	60	60	60
Illinois	61	62	61	63
Indiana	17	17	17	17
Mississippi	7	7	7	7
Missouri	11	11	11	11
Ohio	27	27	27	27
Pennsylvania	16	16	16	16
South Carolina	25	26	25	26
Tennessee	19	19	19	19
Texas	58	68	63	69

Total	355	367	360	369

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

The following table presents gross premiums earned by state (in thousands). Driven by a higher percentage of full coverage policies sold and rate increases taken in most states, net premiums earned for the three months ended March 31, 2014 increased 4.7% compared with the same period in the prior year. The change in premiums earned in Illinois for the three months ended March 31, 2014 were adversely impacted by the increase in policies sold on behalf of third party carriers which generate commission and fee income instead of premiums earned.

	Three Months Ended March 31,
	2014	2013
Gross premiums earned:
Georgia	$9,581	$9,651
Florida	7,963	7,621
Texas	6,468	5,822
Alabama	5,253	5,048
Ohio	5,149	4,360
Illinois	4,729	5,317
South Carolina	4,008	3,659
Tennessee	3,186	3,040
Pennsylvania	2,146	2,144
Indiana	1,431	1,245
Missouri	1,138	887
Mississippi	750	657

Total gross premiums earned	51,802	49,451
Premiums ceded	(54)	(48)

Total net premiums earned	$51,748	$49,403

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents the change in the total number of policies in force (“PIF”) for the insurance operations, including policies underwritten on behalf of third party carriers. PIF increase as a result of new policies issued and decrease as a result of policies that are canceled or expire and are not renewed. At March 31, 2014, PIF was 4.4% higher than at the same date in the prior year.

	Three Months Ended March 31,
	2014	2013
Policies in force – beginning of period	154,183	147,500
Net increase during period	27,894	26,956

Policies in force – end of period	182,077	174,456

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

Expense Ratio—Expense ratio is the ratio (expressed as a percentage) of insurance operating expenses (including depreciation and amortization) to net premiums earned. Insurance operating expenses are reduced by commission and fee income from insureds. This is a measurement that illustrates relative management efficiency in administering our operations.

Combined Ratio—Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, an insurance company cannot be profitable without sufficient investment income.

The following table presents the loss, expense and combined ratios for our insurance operations.

	Three Months Ended March 31,
	2014	2013
Loss	71.1%	67.8%
Expense	29.6%	29.0%

Combined	100.7%	96.8%

FIRST ACCEPTANCE CORPORATION 10-Q

Operational Initiatives

Since the beginning of 2012, we renewed our focus on improving the customer experience and value through several initiatives. Through April 2014, our progress has included:

•	investment in our sales organization to improve the quality and consistency of the customer experience in our retail stores,

•	continued development and consolidation of our “Acceptance” brand,

•	investment in rebranding our store fronts and refurbishing our store interiors,

•	development of electronic signature capabilities, thereby enabling most customers to receive quotes and bind policies over the phone and through our website,

•	development of a consumer-based website that reflects our branding strategy, improves the customer experience, and allows for full-service capabilities including quoting, binding and receiving payments,

•	trial implementation of sales of third party carrier automobile insurance to select Illinois and Texas locations where pricing is highly competitive,

•	development of an internet-specific sales strategy to drive quote traffic to our website, including the release of a mobile platform that puts the full range of our services into the broad spectrum of handheld devices, including mobile phones and tablets,

•	continued expansion of our call center staff and capabilities to meet increasing consumer demand,

•	launch and expansion of complementary insurance products including term life, renters, third party homeowners and third party commercial automobile, and

•	development and trial implementation of a low-cost limited coverage automobile policy in select markets.

Moving forward, we continue to believe that our retail stores are the foundation of our business, providing an opportunity for us to directly interact with our customers on a regular basis. We also recognize that customer preferences have changed and that we need to adapt to meet those needs. For that reason, we will continue to invest in our people, retail stores, website and call center initiatives, and our customer interaction efforts in order to improve the customer experience. Our current initiatives include:

•	expansion of our potential customer base through enhancements to our insurance products,

•	continued investment and refinement of our internet-specific sales strategy, and

•	continued investment and development of our website’s full-service capabilities.

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

The value of our consolidated available-for-sale investment portfolio was $133.2 million at March 31, 2014 and consisted of fixed maturity securities and investments in mutual funds, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At March 31, 2014, we had gross unrealized gains of $6.6 million and gross unrealized losses of $1.5 million in our consolidated available-for-sale investment portfolio.

At March 31, 2014, 93% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Investments in CMOs had a fair value of $15.4 million at March 31, 2014 and represented 13% of our fixed maturity portfolio. At March 31, 2014, 65% of our CMOs were considered investment grade by nationally recognized statistical rating agencies and 48% were backed by agencies of the United States government.

The following table summarizes our investment securities at March 31, 2014 (in thousands).

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$12,005	$433	$(13)	$12,425
State	697	37	—	734
Political subdivisions	601	11	—	612
Revenue and assessment	13,823	827	—	14,650
Corporate bonds	75,886	2,421	(1,511)	76,796
Collateralized mortgage obligations:
Agency backed	6,994	341	—	7,335
Non-agency backed – residential	4,013	559	—	4,572
Non-agency backed – commercial	2,765	705	—	3,470
Redeemable preferred stock	1,500	204	—	1,704

Total fixed maturities, available-for-sale	118,284	5,538	(1,524)	122,298
Mutual funds, available-for-sale	9,901	1,014	—	10,915

	$128,185	$6,552	$(1,524)	$133,213

FIRST ACCEPTANCE CORPORATION 10-Q

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

Consolidated Results

Revenues for the three months ended March 31, 2014 increased 5% to $62.5 million from $59.3 million in the same period in the prior year. Income before income taxes for the three months ended March 31, 2014 was $0.5 million, compared with income before income taxes of $2.1 million for the three months ended March 31, 2013. Net income for the three months ended March 31, 2014 was $0.5 million, compared with net income of $2.0 million for the three months ended March 31, 2013. Basic and diluted net income per share were $0.01 for the three months ended March 31, 2014, compared with basic and diluted net income per share of $0.05 for the same period in the prior year.

Insurance Operations

Revenues from insurance operations were $62.5 million for the three months ended March 31, 2014, compared with $59.3 million for the three months ended March 31, 2013. Income before income taxes from insurance operations for the three months ended March 31, 2014 was $1.2 million, compared with income before income taxes from insurance operations of $2.9 million for the three months ended March 31, 2013.

Premiums Earned

Premiums earned increased by $2.3 million, or 5%, to $51.7 million for the three months ended March 31, 2014, from $49.4 million for the three months ended March 31, 2013. This improvement was primarily due to a higher percentage of full coverage policies sold and our recent pricing actions.

Commission and Fee Income

Commission and fee income increased 7% to $9.2 million for the three months ended March 31, 2014, from $8.6 million for the three months ended March 31, 2013. This increase in commission and fee income was a result of increase in sales of ancillary products and policies sold on behalf of third-party insurance carriers.

Investment Income

Investment income increased to $1.5 million during the three months ended March 31, 2014 from $1.3 million during the three months ended March 31, 2013. This increase in investment income was primarily a result of the income earned from the recent investments in limited partnership interests. At March 31, 2014 and 2013, the tax-equivalent book yields for our fixed maturities portfolio were 3.3% and 3.1%, respectively, with effective durations of 3.72 and 2.86 years, respectively. Considering the un-invested cash on deposit at banks, the adjusted effective duration was 3.20 at March 31, 2014.

Net realized gains on investments, available-for-sale

Net realized gains on investments, available-for-sale during the three months ended March 31, 2014 included $82 thousand in net realized gains on redemptions, and during the three months ended March 31, 2013 included $41 thousand in net realized gains on redemptions and $28 thousand of charges related to OTTI on certain non-agency backed CMOs. For additional information with respect to the determination of OTTI losses on investment securities, see Note 3 to our consolidated financial statements.

Loss and Loss Adjustment Expenses

The loss ratio was 71.1% for the three months ended March 31, 2014, compared with 67.8% for the three months ended March 31, 2013. We experienced favorable development related to prior periods of $2.9 million for the three months ended March 31, 2014, compared with favorable development of $2.4 million for the three months ended March 31, 2013. The favorable development for the three months ended March 31, 2014 was primarily related to the lower than expected bodily injury claims related to accident year 2013, partially offset by unfavorable loss and loss adjustment expense development on Florida personal injury protection claims.

FIRST ACCEPTANCE CORPORATION 10-Q

Excluding the development related to prior periods, the loss and loss adjustment expense ratios for the three months ended March 31, 2014 and 2013 were 76.8% and 72.7%, respectively. The year-over-year increase in the loss ratio was primarily due to the impact of an increase in weather-related claims frequency in the collision and property damage coverages.

Operating Expenses

Insurance operating expenses increased 7% to $24.0 million for the three months ended March 31, 2014 from $22.3 million for the three months ended March 31, 2013. The increase was primarily attributable to additional salaries and benefit costs as a result of an increase in our sales headcount.

The expense ratio was 29.6% for the three months ended March 31, 2014, compared with 29.0% for the three months ended March 31, 2013. The year-over-year increase in the expense ratio was primarily due to planned increases in sales headcount and advertising costs.

Overall, the combined ratio increased to 100.7% for the three months ended March 31, 2014 from 96.8% for the three months ended March 31, 2013.

Provision for Income Taxes

The provision for income taxes was $36 thousand and $93 thousand for the three months ended March 31, 2014 and 2013, respectively. The provision for income taxes related primarily to current state income taxes for certain subsidiaries with taxable income. At March 31, 2014 and 2013, we established a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing our ability to support the realizability of our deferred tax assets, we considered both positive and negative evidence. We placed greater weight on historical results than on our outlook for future profitability. The deferred tax valuation allowance may be adjusted in future periods if we determine that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, we would record an income tax benefit for the adjustment.

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for both the three months ended March 31, 2014 and 2013 was $0.7 million. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $0.4 million of interest expense during both the three months ended March 31, 2014 and 2013, respectively, related to the debentures issued in June 2007. For additional information, see “Liquidity and Capital Resources” in this report.

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash provided by operating activities for the three months ended March 31, 2014 was $6.8 million, compared with net cash provided by operating activities of $8.0 million for the same period in the prior fiscal year. Net cash used in investing activities for the three months ended March 31, 2014 was $1.7 million, compared with net cash provided by investing activities of $4.1 million for the same period in the prior fiscal year. The three months ended March 31, 2014 included net additions to our investment portfolio of $1.5 million, while the prior year included net reductions in our investment portfolio of $4.5 million. The net additions in the current year were primarily the result of reinvesting portfolio maturities. The net reductions in our investment portfolio for the prior periods were primarily the result of maturities and redemptions that were not reinvested as a result of market conditions. Investing activities during both periods also included capital expenditures of $0.4 million primarily related to systems enhancements.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products and policies on behalf of third-party carriers. If necessary and available, subject to state law limitations, the holding company may receive dividends from our insurance company subsidiaries. To a lesser

FIRST ACCEPTANCE CORPORATION 10-Q

extent, the holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At March 31, 2014, we had $9.5 million remaining available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.

The holding company has debt service requirements related to the debentures payable. The debentures are interest-only and mature in full in July 2037. The debentures pay interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures was 3.986% for the period from November 2013 to January 2014 and in February 2014, reset to the same rate through April 2014. In April 2014, the interest rate reset to 3.975% through July 2014.

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At March 31, 2014, based in our statutory capital and surplus, our dividend capacity is approximately $0.9 million.

The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratios for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus were 2.19-to-1 at March 31, 2014. Based on our current forecast on a combined basis, we anticipate that our risk-based capital levels will be adequate and that our ratio of net premiums written to statutory capital and surplus will not exceed the 3-to-1 statutory guideline for the reasonably foreseeable future. We therefore believe that our insurance company subsidiaries have sufficient statutory capital and surplus available to support their net premium writings in this time frame.

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

Off-Balance Sheet Arrangements

We have not entered into any new off-balance sheet arrangements since December 31, 2013. For information with respect to our off-balance sheet arrangements at December 31, 2013, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2014 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

FIRST ACCEPTANCE CORPORATION 10-Q

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$127,637	$124,999	$122,298	$119,580	$116,864	$111,436

The following table provides information about our fixed maturity investments at March 31, 2014 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and OTTI) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2014	$19,337	$—	$—	$19,337
2015	14,639	—	—	14,639
2016	8,418	1,025	—	9,443
2017	5,759	6,575	—	12,334
2018	4,524	3,000	—	7,524
Thereafter	29,886	23,187	—	53,073

Total	$82,563	$33,787	$—	$116,350

Fair value	$89,112	$33,186	$—	$122,298

FIRST ACCEPTANCE CORPORATION 10-Q

On June 15, 2007, our wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I (FAST I), used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures.

The debentures pay interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures was 3.986% for the period from November 2013 to January 2014 and in February 2014, reset to the same rate through April 2014. In April 2014, the interest rate reset to 3.975% through July 2014.

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

The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized statistical rating organizations at March 31, 2014 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$4,016	3%	$4,163	3%
AA+, AA, AA-	45,901	39%	46,341	38%
A+, A, A-	46,686	40%	47,791	39%
BBB+, BBB, BBB-	14,622	12%	15,739	13%

Total investment grade	111,225	94%	114,034	93%
Not rated	2,782	2%	2,931	2%
BB+, BB, BB-	—	0%	—	0%
B+, B, B-	638	1%	685	1%
CCC+, CCC, CCC-	1,550	1%	1,900	1%
CC+, CC, CC-	463	0%	854	1%
C+, C, C-	1,016	1%	1,255	1%
D	610	1%	640	1%

Total non-investment grade	4,277	4%	5,334	5%

Total	$118,284	100%	$122,298	100%

FIRST ACCEPTANCE CORPORATION 10-Q

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of March 31, 2014. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FIRST ACCEPTANCE CORPORATION 10-Q

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business, including those which arise out of or are related to the handling of claims made in connection with our insurance policies and claims handling. The plaintiffs in some of these lawsuits have alleged bad faith or extra-contractual damages, and some have sought punitive damages or class action status. We believe that the resolution of these legal actions will not have a material adverse effect on our financial condition or results of operations. However, the ultimate outcome of these matters is uncertain. See Note 7 to our consolidated financial statements for further information about legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by us of our common stock during the periods indicated. During the three months ended March 31, 2014, we repurchased 2,536 shares from employees to cover payroll withholding taxes in connection with the vesting of restricted common stock.

Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014	January 31, 2014	—	—	—	—
February 1, 2014	February 28, 2014	2,536	$2.55	—	—
March 1, 2014	March 31, 2014	—	—	—	—

Total		2,536	$2.55	—	—

Item 4.	Mine Safety Disclosures

None.

Item 6.	Exhibits

The following exhibits are filed with this report:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 –	XBRL

FIRST ACCEPTANCE CORPORATION 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION

Date: May 6, 2014	By:	/s/ Brent J. Gay
Brent J. Gay
Chief Financial Officer