Form 10-Q
period 2014-06-30
FIRST ACCEPTANCE CORP /DE/
filed 2014-08-05
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

At August 4, 2014, there were 40,999,909 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments, available-for-sale at fair value (amortized cost of $124,959 and $126,873, respectively)	$131,284	$130,248
Cash and cash equivalents	85,408	72,033
Premiums and fees receivable, net of allowance of $407 and $311	53,185	46,228
Limited partnership interests	9,053	7,513
Other assets	5,974	6,471
Property and equipment, net	3,121	3,512
Deferred acquisition costs	3,314	2,902
Identifiable intangible assets	4,800	4,800

TOTAL ASSETS	$296,139	$273,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$88,797	$84,286
Unearned premiums and fees	65,617	55,983
Debentures payable	40,321	40,301
Other liabilities	17,406	16,205

Total liabilities	212,141	196,775

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 41,000 and 40,983 shares issued and outstanding, respectively	410	410
Additional paid-in capital	457,129	456,993
Accumulated other comprehensive income	6,325	3,375
Accumulated deficit	(379,866)	(383,846)

Total stockholders’ equity	83,998	76,932

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$296,139	$273,707

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Premiums earned	$55,854	$52,118	$107,602	$101,521
Commission and fee income	10,051	9,162	19,226	17,759
Investment income	1,257	1,268	2,794	2,544
Net realized gains (losses) on investments, available-for-sale (includes $(42), $(55), $40 and $(42), respectively, of accumulated other comprehensive income (loss) reclassification for unrealized gains (losses))	(42)	(55)	40	(42)

	67,120	62,493	129,662	121,782

Costs and expenses:
Losses and loss adjustment expenses	41,066	39,087	77,883	72,592
Insurance operating expenses	21,162	19,909	45,191	42,249
Other operating expenses	245	223	478	452
Stock-based compensation	66	56	112	140
Depreciation and amortization	437	537	880	1,108
Interest expense	421	427	848	870

	63,397	60,239	125,392	117,411

Income before income taxes	3,723	2,254	4,270	4,371
Provision for income taxes (includes $(15), $(19), $14 and $(15), respectively, of income tax expense from reclassification items)	254	188	290	281

Net income	$3,469	$2,066	$3,980	$4,090

Net income per share:
Basic	$0.08	$0.05	$0.10	$0.10

Diluted	$0.08	$0.05	$0.10	$0.10

Number of shares used to calculate net income per share:
Basic	40,978	40,921	40,974	40,915

Diluted	41,274	40,948	41,278	40,942

Reconciliation of net income to other comprehensive income (loss):
Net income	$3,469	$2,066	$3,980	$4,090
Net unrealized change in investments	1,297	(3,623)	2,950	(4,027)

Comprehensive income (loss)	$4,766	$(1,557)	$6,930	$63

Detail of net realized gains (losses) on investments, available-for-sale:
Net realized gains (losses) on sales and redemptions	$(42)	$(55)	$40	$(14)
OTTI charges reclassified from other comprehensive income (loss) and recognized in net income	—	—	—	(28)

Net realized gains (losses) on investments, available-for-sale	$(42)	$(55)	$40	$(42)

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$3,980	$4,090
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	880	1,108
Stock-based compensation	112	140
Other-than-temporary impairment on investment securities	—	28
Net realized (gains) losses on sales and redemptions of investments	(40)	14
Investment income and equity in earnings from limited partnership interests	(277)	—
Other	169	47
Change in:
Premiums and fees receivable	(7,053)	(2,023)
Loss and loss adjustment expense reserves	4,511	6,738
Unearned premiums and fees	9,634	4,388
Other	1,306	1,043

Net cash provided by operating activities	13,222	15,573

Cash flows from investing activities:
Purchases of investments, available-for-sale	(5,441)	(8,287)
Purchases of limited partnership interests	(1,416)	(1,747)
Maturities and redemptions of investments, available-for-sale	7,317	10,348
Capital expenditures	(489)	(631)
Other	152	(2)

Net cash provided by (used in) investing activities	123	(319)

Cash flows from financing activities:
Net proceeds from issuance of common stock	30	24

Net cash provided by financing activities	30	24

Net change in cash and cash equivalents	13,375	15,278
Cash and cash equivalents, beginning of period	72,033	59,104

Cash and cash equivalents, end of period	$85,408	$74,382

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

Fair Value of Financial Instruments

The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments, available-for-sale	$131,284	$131,284	$130,248	$130,248
Limited partnership interests	9,053	9,053	7,513	7,513
Liabilities:
Debentures payable	40,321	18,412	40,301	15,006

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

The Company holds available-for-sale investments and limited partnership interests, which are carried at either net asset value or under the equity method which approximates fair value. The following tables present the fair-value measurements for each major category of assets that are measured on a recurring basis (in thousands).

		Fair Value Measurements Using
June 30, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$12,361	$12,361	$—	$—
State	733	—	733	—
Political subdivisions	511	—	511	—
Revenue and assessment	12,935	—	12,935	—
Corporate bonds	76,866	—	76,866	—
Collateralized mortgage obligations:
Agency backed	7,175	—	7,175	—
Non-agency backed – residential	4,548	—	4,548	—
Non-agency backed – commercial	3,400	—	3,400	—
Redeemable preferred stock	1,696	1,696	—	—

Total fixed maturities, available-for-sale	120,225	14,057	106,168	—
Mutual funds, available-for-sale	11,059	11,059	—	—

Total investments, available-for-sale	131,284	25,116	106,168	—
Limited partnership interests	9,053	—	—	9,053
Cash and cash equivalents	85,408	85,408	—	—

Total	$225,745	$110,524	$106,168	$9,053

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

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified securities in the table above consist of limited partnership interests for which fair value is estimated based on the Company’s ownership interest in partners’ capital. There were no transfers between Level 1 and Level 2 for the three and six months ended June 30, 2014 and 2013. The Company’s policy is to recognize transfers between levels at the end of the reporting period based on specific identification. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table represents the quantitative disclosure for those assets classified as Level 3 during the six months ended June 30, 2014 (in thousands).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Limited partnership interests carried at		Total
	Net asset value	Equity method
Balance at December 31, 2013	$3,314	$4,199	$7,513
Gains included in net income	124	153	277
Investments and capital calls	1,416	—	1,416
Distributions received	(153)	—	(153)
Transfers into and out of Level 3	—	—	—

Balance at June 30, 2014	$4,701	$4,352	$9,053

3.	Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$12,005	$361	$(5)	$12,361
State	698	35	—	733
Political subdivisions	501	10	—	511
Revenue and assessment	11,838	1,097	—	12,935
Corporate bonds	75,093	2,818	(1,045)	76,866
Collateralized mortgage obligations:
Agency backed	6,892	283	—	7,175
Non-agency backed – residential	3,855	693	—	4,548
Non-agency backed – commercial	2,676	724	—	3,400
Redeemable preferred stock	1,500	196	—	1,696

Total fixed maturities, available-for-sale	115,058	6,217	(1,050)	120,225
Mutual funds, available-for-sale	9,901	1,158	—	11,059

	$124,959	$7,375	$(1,050)	$131,284

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$12,006	$495	$(16)	$12,485
State	697	39	—	736
Political subdivisions	601	11	—	612
Revenue and assessment	14,050	619	(11)	14,658
Corporate bonds	73,461	2,127	(2,263)	73,325
Collateralized mortgage obligations:
Agency backed	7,113	401	—	7,514
Non-agency backed – residential	4,181	480	(1)	4,660
Non-agency backed – commercial	3,363	580	—	3,943
Redeemable preferred stock	1,500	78	—	1,578

Total fixed maturities, available-for-sale	116,972	4,830	(2,291)	119,511
Mutual funds, available-for-sale	9,901	836	—	10,737

	$126,873	$5,666	$(2,291)	$130,248

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following tables set forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

June 30, 2014	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$13,199	$—	$—	$13,199
After one through five years	25,572	11,013	—	36,585
After five through ten years	27,218	18,049	—	45,267
After ten years	6,727	1,628	—	8,355
No single maturity date	16,819	—	—	16,819

	$89,535	$30,690	$—	$120,225

December 31, 2013	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$14,305	$—	$—	$14,305
After one through five years	25,667	10,888	—	36,555
After five through ten years	20,445	22,836	—	43,281
After ten years	3,667	4,008	—	7,675
No single maturity date	17,506	189	—	17,695

	$81,590	$37,921	$—	$119,511

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses		Gross Unrealized Gains
At:	Less than or equal to 12 months	Greater than 12 months
June 30, 2014	4	10	85
December 31, 2013	12	7	83

The following tables reflect the fair value and gross unrealized losses of those fixed maturity securities in a continuous unrealized loss position for greater than 12 months. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

Gross Unrealized Losses at June 30, 2014:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	10	$23,891	$(916)
Greater than 10%	—	—	—

	10	$23,891	$(916)

Gross Unrealized Losses at December 31, 2013:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	7	$13,980	$(1,270)
Greater than 10%	—	—	—

	7	$13,980	$(1,270)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses at June 30, 2014:			Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$4,172	$(2)	$(2)	$—	$—
Six months	—	—	—	—	—
Nine months	999	(5)	(5)	—	—
Twelve months	1,628	(127)	—	(127)	—
Greater than twelve months	23,891	(916)	(568)	(348)	—

Total	$30,690	$(1,050)	$(575)	$(475)	$—

	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Severity of Gross Unrealized Losses
Length of Gross Unrealized Losses at December 31, 2013:			Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$6,417	$(40)	$(40)	$—	$—
Six months	1,653	(129)	—	(129)	—
Nine months	15,871	(852)	(153)	(699)	—
Twelve months	—	—	—	—	—
Greater than twelve months	13,980	(1,270)	(85)	(1,185)	—

Total	$37,921	$(2,291)	$(278)	$(2,013)	$—

Limited Partnership Interests

Limited partnership interests consist of investments in three funds that invest in (i) commercial real estate and secured commercial real estate loans acquired from financial intuitions, (ii) small balance distressed secured loans and debt securities and (iii) undervalued international publicly-traded equities, respectively. These investments have redemption and transfer restrictions; however, the Company does not intend to sell these limited partnership interests, and it is more likely than not that the Company will not be required to sell them before the expiration of such restrictions. At June 30, 2014, the Company had an unfunded commitment of $0.9 million to one of the limited partnerships.

Net income from limited partnership interests is recorded in investment income in the consolidated statements of comprehensive income (loss).

Restrictions

At June 30, 2014, fixed maturities and cash equivalents with a fair value and amortized cost of $5.2 million were on deposit with various insurance departments as a requirement of doing business in those states. Cash equivalents with a fair value and amortized cost of $9.4 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fixed maturities, available-for-sale	$1,162	$1,270	$2,401	$2,553
Mutual funds, available-for-sale	147	145	307	285
Limited partnership interests	49	—	124	—
Equity in income (loss) of limited partnership interest	(11)	—	153	—
Other	28	22	54	42
Investment expenses	(118)	(169)	(245)	(336)

	$1,257	$1,268	$2,794	$2,544

The components of net realized gains (losses) on investments, available-for-sale at fair value follow (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gains	$—	$7	$85	$48
Losses	(42)	(62)	(45)	(62)
Other-than-temporary impairment	—	—	—	(28)

	$(42)	$(55)	$40	$(42)

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) is included in other comprehensive income (loss). The amounts of non-credit OTTI for securities still owned was $0.9 million for non-agency backed residential collateralized mortgage obligations (“CMOs”) and $0.2 million related to non-agency backed commercial CMOs at both June 30, 2014 and December 31, 2013.

Other-Than-Temporary Impairment

The Company separates OTTI into the following two components: (i) the amount related to credit losses, which is recognized in the consolidated statement of comprehensive income (loss) and (ii) the amount related to all other factors, which is recorded in comprehensive income (loss). The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge.

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

For the six months ended June 30, 2013, the Company recognized OTTI charges in net income of $28 thousand related to one non-agency backed residential CMO.

The following is a progression of the credit-related portion of OTTI on investments owned at June 30, 2014 and 2013 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$(2,632)	$(2,607)	$(2,632)	$(2,666)
Additional credit impairments on:
Previously impaired securities	—	—	—	(28)
Securities without previous impairments	—	—	—	—

	—	—	—	(28)
Reductions for securities sold (realized)	—	(8)	—	(95)

	$(2,632)	$(2,599)	$(2,632)	$(2,599)

The Company believes that the remaining securities having unrealized losses at June 30, 2014 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

4.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$3,469	$2,066	$3,980	$4,090

Weighted average common basic shares	40,978	40,921	40,974	40,915
Effect of dilutive securities	296	27	304	27

Weighted average common dilutive shares	41,274	40,948	41,278	40,942

Basic and diluted net income per share	$0.08	$0.05	$0.10	$0.10

For the three months ended June 30, 2014, the computation of diluted net income per share included 5 thousand shares of unvested restricted common stock and exercisable options to purchase approximately 0.8 million shares that had a dilutive effect of 291 thousand shares. For the six months ended June 30, 2014, the computation of diluted net income per share included 5 thousand shares of unvested restricted common stock and exercisable options to purchase approximately 0.8 million shares that had a dilutive effect of 299 thousand shares. Options to purchase 350 thousand shares were not included in the computation of diluted net income per share for the three and six months ended June 30, 2014, as their exercise prices were in excess of the average stock prices for the periods.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

For both the three and six months ended June 30, 2013, 27 thousand shares of unvested restricted common stock were included in the computation of diluted income per share. Options to purchase 1.3 million shares were not included in the computation of diluted net income per share for the three and six months ended June 30, 2013 as their exercise prices were in excess of the average stock prices for the periods.

5.	Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Federal:
Current	$81	$41	$91	$67
Deferred	(2)	—	(2)	—

	79	41	89	67
State:
Current	174	146	199	212
Deferred	1	1	2	2

	175	147	201	214

	$254	$188	$290	$281

The provision for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to loss before income taxes as a result of the following (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Provision for income taxes at statutory rate	$1,303	$789	$1,495	$1,530
Tax effect of:
Tax-exempt investment income	(5)	(5)	(10)	(10)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to federal income taxes	(1,233)	(749)	(1,456)	(1,635)
Stock-based compensation	7	—	44	171
State income taxes, net of federal income tax benefit and valuation allowance	175	147	201	214
Other	7	6	16	11

	$254	$188	$290	$281

The Company had a valuation allowance of $21.7 million and $24.2 million at June 30, 2014 and December 31, 2013, respectively, to reduce deferred tax assets to the amount that is more likely than not to be realized. The change in the total valuation allowance for the six months ended June 30, 2014 was a decrease of $2.5 million. For the six months ended June 30, 2014, the change in the valuation allowance included an increase of $1.0 million related to unrealized change in investments included in other comprehensive income (loss) and was net of the utilization of $5.0 million in net operating loss carryforwards.

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s net deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its deferred tax assets, management considered both positive and negative evidence. The Company placed greater weight on historical results than on the Company’s outlook for future profitability and established a

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

deferred tax valuation allowance at June 30, 2014 and December 31, 2013. The deferred tax valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, the Company would record an income tax benefit for the adjustment.

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

The following table presents selected financial data by business segment (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Insurance	$67,105	$62,481	$129,632	$121,759
Real estate and corporate	15	12	30	23

Consolidated total	$67,120	$62,493	$129,662	$121,782

Income (loss) before income taxes:
Insurance	$4,441	$2,949	$5,679	$5,811
Real estate and corporate	(718)	(695)	(1,409)	(1,440)

Consolidated total	$3,723	$2,254	$4,270	$4,371

	June 30, 2014	December 31, 2013
Total assets:
Insurance	$282,419	$262,869
Real estate and corporate	13,720	10,838

Consolidated total	$296,139	$273,707

7.	Litigation

The Company is named as a defendant in various lawsuits, arising in the ordinary course of business, generally relating to its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves. The Company also faces lawsuits from time to time that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action and individual lawsuits that involve issues arising in the course of the Company’s business. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by FASB ASC 450, Contingencies (“FASB ASC 450”). Pursuant to FASB ASC 450, reserves for a loss may only be recognized if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management evaluates each legal action and records reserves for losses as warranted by establishing a reserve in its consolidated balance sheets in loss and loss adjustment expense reserves for bad faith claims and in other liabilities for other lawsuits. Amounts incurred are recorded in the Company’s consolidated statements of comprehensive income (loss) in losses and loss adjustment expenses for bad faith claims and in insurance operating expenses for other lawsuits unless otherwise disclosed.

In January 2014, one current and three former employees filed a class action lawsuit against the Company in the U.S. District Court for the Middle District of Tennessee. The case is styled Lykins, et al. v. First Acceptance Corporation, et al. The suit alleges the Company violated the Fair Labor Standards Act by misclassifying its insurance agents as exempt employees. Plaintiffs seek unpaid wages, overtime, attorneys’ fees and costs. The Company answered the plaintiffs’ Complaint and denied all of the allegations contained therein. In April 2014, the case was conditionally certified as a class action, and a notice regarding the case was sent to all potential class

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

members. Approximately 200 individuals chose to participate in the case during the opt-in period which closed on July 15, 2014. The Company strongly disagrees with the allegations and will put forth a vigorous defense. The case is still in its early stages, and discovery has not yet begun. This litigation could have a lengthy duration. Therefore, based on these reasons, an estimate of the ultimate impact of this litigation on the Company, if any, cannot be made at this time.

8.	Recent Accounting Pronouncements

In May 2014, the Financial Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) have jointly issued a new revenue recognition standard, Accounting Standard Update (“ASU”) No. 2019-09, “Revenue from Contracts with Customers”, that will supersede virtually all revenue recognition guidance in GAAP and International Financial Reporting Standards (“IFRS”). This guidance has an effective date for public companies for annual and interim periods beginning after December 15, 2016, with early adoption not permitted. The standard is intended to increase comparability across industries and jurisdictions. To aid in this happening the boards are creating joint transition groups. Separately, the American Institute of Certified Public Accountants (“AICPA”) has formed sub-groups to focus on implementation issues involving broker-dealers, depository institutions, insurance companies and investment companies. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The Company is currently evaluating this guidance and the impact it will have on future consolidated financial statements. At this time the impact is unknown.

In June 2014, the FASB made a decision to require insurance companies to make additional disclosures about short-term duration contracts to make their financial statements more transparent. There is currently no effective date set for this guidance, but the recommendation is for reporting periods after December 15, 2014 for public entities. The Company believes that it will be reasonably able to comply with these requirements.

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

FIRST ACCEPTANCE CORPORATION 10-Q

At June 30, 2014, we leased and operated 353 retail locations (or “stores”) staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary insurance product providing personal property and liability coverage for renters underwritten by us. In addition, select retail locations in highly competitive markets in Illinois and Texas offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers. In addition to our retail locations, we are able to complete the entire sales process over the phone via our call center or through the internet via our consumer-based website or mobile platform. We also sell our products through 11 retail locations operated by independent agents.

At June 30, 2014, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business - General” in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information with respect to our business.

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Retail locations – beginning of period	355	367	360	369
Opened	—	—	—	—
Closed	(2)	(1)	(7)	(3)

Retail locations – end of period	353	366	353	366

The following table shows the number of our retail locations by state.

	June 30,		March 31,		December 31,
	2014	2013	2014	2013	2013	2012
Alabama	24	24	24	24	24	24
Florida	30	30	30	30	30	30
Georgia	60	60	60	60	60	60
Illinois	60	62	61	62	61	63
Indiana	17	17	17	17	17	17
Mississippi	7	7	7	7	7	7
Missouri	10	11	11	11	11	11
Ohio	27	27	27	27	27	27
Pennsylvania	16	16	16	16	16	16
South Carolina	25	26	25	26	25	26
Tennessee	19	19	19	19	19	19
Texas	58	67	58	68	63	69

Total	353	366	355	367	360	369

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

The following table presents gross premiums earned by state (in thousands). Driven by a higher percentage of full coverage policies sold and rate increases taken in most states, net premiums earned for the three and six months ended June 30, 2014 increased 7.2% and 6.0%, respectively, compared with the same periods in the prior year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross premiums earned:
Georgia	$10,322	$9,887	$19,902	$19,538
Florida	8,657	8,092	16,620	15,713
Texas	7,169	6,168	13,638	11,990
Ohio	5,757	4,684	10,906	9,044
Alabama	5,604	5,523	10,857	10,571
Illinois	5,092	5,327	9,821	10,644
South Carolina	4,235	4,036	8,242	7,694
Tennessee	3,208	3,182	6,394	6,222
Pennsylvania	2,257	2,228	4,403	4,372
Indiana	1,562	1,355	2,994	2,599
Missouri	1,275	982	2,413	1,870
Mississippi	789	703	1,539	1,361

Total gross premiums earned	55,927	52,167	107,729	101,618
Premiums ceded to reinsurer	(73)	(49)	(127)	(97)

Total net premiums earned	$55,854	$52,118	$107,602	$101,521

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents the change in the total number of policies in force (“PIF”) for policies underwritten by our insurance company subsidiaries. PIF increases as a result of new policies issued and decreases as a result of policies that are canceled or expire and are not renewed. At June 30, 2014, PIF was 3.7% higher than at the same date in the prior year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Policies in force – beginning of period	168,607	169,424	143,077	145,938
Net change during period	(9,314)	(15,829)	16,216	7,657

Policies in force – end of period	159,293	153,595	159,293	153,595

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

The following table presents the loss, expense and combined ratios for our insurance operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Loss	73.5%	75.0%	72.4%	71.5%
Expense	20.7%	21.7%	24.9%	25.2%

Combined	94.2%	96.7%	97.3%	96.7%

FIRST ACCEPTANCE CORPORATION 10-Q

Operational Initiatives

Since the beginning of 2012, we renewed our focus on improving the customer experience and value through several initiatives. Through July 2014, our progress has included:

•	investment in our sales organization to improve the quality and consistency of the customer experience in our retail stores,

•	continued development and consolidation of our “Acceptance” brand,

•	development of electronic signature capabilities, thereby enabling most customers to receive quotes and bind policies over the phone and through our website,

•	development of a consumer-based website that reflects our branding strategy, improves the customer experience, and allows for full-service capabilities including quoting, binding and receiving payments,

•	development of an internet-specific sales strategy to drive quote traffic to our website, including the release of a mobile platform that puts the full range of our services into the broad spectrum of handheld devices, including mobile phones and tablets,

•	continued expansion of our call center staff and capabilities to meet increasing customer demand,

•	launch and expansion of complementary insurance products including term life, renters, third party homeowners and third party commercial automobile, and

•	development and trial implementation of a low-cost automobile policy in select markets.

Moving forward, we continue to believe that our retail stores are the foundation of our business, providing an opportunity for us to directly interact with our customers on a regular basis. We also recognize that customer preferences have changed and that we need to adapt to meet those needs. For that reason, we will continue to invest in our people, retail stores, website and call center initiatives, and our customer interaction efforts in order to improve the customer experience. Our current initiatives include:

•	expansion of our potential customer base through enhancements to our insurance products and the methods through which customer payments are accepted,

•	continued investment and refinement of our internet-specific sales strategy, and

•	continued investment and development of our website’s full-service capabilities.

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

The value of our consolidated available-for-sale investment portfolio was $131.3 million at June 30, 2014 and consisted of fixed maturity securities and investments in mutual funds, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At June 30, 2014, we had gross unrealized gains of $7.4 million and gross unrealized losses of $1.1 million in our consolidated available-for-sale investment portfolio.

At June 30, 2014, 94% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

Investments in CMOs had a fair value of $15.1 million at June 30, 2014 and represented 13% of our fixed maturity portfolio. At June 30, 2014, 65% of our CMOs were considered investment grade by nationally recognized statistical rating agencies and 47% were backed by agencies of the United States government.

The following table summarizes our investment securities at June 30, 2014 (in thousands).

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$12,005	$361	$(5)	$12,361
State	698	35	—	733
Political subdivisions	501	10	—	511
Revenue and assessment	11,838	1,097	—	12,935
Corporate bonds	75,093	2,818	(1,045)	76,866
Collateralized mortgage obligations:
Agency backed	6,892	283	—	7,175
Non-agency backed – residential	3,855	693	—	4,548
Non-agency backed – commercial	2,676	724	—	3,400
Redeemable preferred stocks	1,500	196	—	1,696

Total fixed maturities, available-for-sale	115,058	6,217	(1,050)	120,225
Mutual funds, available-for-sale	9,901	1,158	—	11,059

	$124,959	$7,375	$(1,050)	$131,284

FIRST ACCEPTANCE CORPORATION 10-Q

Three and Six Months Ended June 30, 2014 Compared with the Three and Six Months Ended June 30, 2013

Consolidated Results

Revenues for the three months ended June 30, 2014 increased 7% to $67.1 million from $62.5 million in the same period in the prior year. Income before income taxes for the three months ended June 30, 2014 was $3.7 million, compared with income before income taxes of $2.3 million for the three months ended June 30, 2013. Net income for the three months ended June 30, 2014 was $3.5 million, compared with net income of $2.1 million for the three months ended June 30, 2013. Basic and diluted net income per share were $0.08 for the three months ended June 30, 2014, compared with basic and diluted net income per share of $0.05 for the same period in the prior year.

Revenues for the six months ended June 30, 2014 increased 6% to $129.7 million from $121.8 million in the same period in the prior year. Income before income taxes for the six months ended June 30, 2014 was $4.3 million, compared with income before income taxes of $4.4 million for the six months ended June 30, 2013. Net income for the six months ended June 30, 2014 was $4.0 million, compared with net income of $4.1 million for the six months ended June 30, 2013. Basic and diluted net income per share were $0.10 for both the six months ended June 30, 2014 and 2013.

Insurance Operations

Revenues from insurance operations were $67.1 million for the three months ended June 30, 2014, compared with $62.5 million for the three months ended June 30, 2013. Revenues from insurance operations were $129.7 million for the six months ended June 30, 2014, compared with $121.8 million for the six months ended June 30, 2013.

Income before income taxes from insurance operations for the three months ended June 30, 2014 was $4.4 million, compared with income before income taxes from insurance operations of $2.9 million for the three months ended June 30, 2013. Income before income taxes from insurance operations for the six months ended June 30, 2014 was $5.7 million, compared with income before income taxes from insurance operations of $5.8 million for the six months ended June 30, 2013.

Premiums Earned

Premiums earned increased by $3.8 million, or 7%, to $55.9 million for the three months ended June 30, 2014, from $52.1 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, premiums earned increased by $6.1 million, or 6%, to $107.6 million from $101.5 million for the six months ended June 30, 2013. This improvement was primarily due to a higher percentage of full coverage policies sold and our recent pricing actions.

Commission and Fee Income

Commission and fee income increased by $0.8 million, or 9%, to $10.0 million for the three months ended June 30, 2014, from $9.2 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, commission and fee income increased by $1.4 million, or 8%, to $19.2 million from $17.8 million for the six months ended June 30, 2013. This increase in commission and fee income was a result of increases in sales of ancillary products and policies sold on behalf of third-party insurance carriers.

FIRST ACCEPTANCE CORPORATION 10-Q

Investment Income

Investment income was $1.3 million for both the three months ended June 30, 2014 and 2013. For the six months ended June 30, 2014, investment income increased to $2.8 million from $2.5 million during the six months ended June 30, 2013. This increase in investment income was primarily a result of returns from investments in limited partnership interests and a reduction in investment expenses. At June 30, 2014 and 2013, the tax-equivalent book yields for our managed fixed maturities and cash equivalents portfolio were 2.8% and 3.0%, respectively, with effective durations of 3.07 and 2.85 years, respectively.

Net Realized Gains (Losses) on Investments, Available-for-sale

Net realized losses on investments, available-for-sale during the three months ended June 30, 2014 and 2013 included $42 thousand and $55 thousand, respectively, of net realized losses on redemptions.

For the six months ended June 30, 2014 net realized gains on investments, available-for-sale included $40 thousand in net realized gains on redemptions. For the six months ended June 30, 2013 net realized losses on investments, available-for-sale included $14 thousand in net realized losses on redemptions and $28 thousand of charges related to OTTI on certain non-agency backed CMOs.

Loss and Loss Adjustment Expenses

The loss ratio was 73.5% for the three months ended June 30, 2014, compared with 75.0% for the three months ended June 30, 2013. The loss ratio was 72.4% for the six months ended June 30, 2014, compared with 71.5% for the six months ended June 30, 2013. We experienced favorable development related to prior periods of $2.4 million for the three months ended June 30, 2014, compared with favorable development of $1.4 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, we experienced favorable development related to prior periods of $4.4 million, compared with favorable development of $2.5 million for the six months ended June 30, 2013. The favorable development for the three and six month periods ended June 30, 2014 was primarily due to lower than expected development related to bodily injury emergence in recent accident quarters.

Excluding the development related to prior periods for the three months ended June 30, 2014 and 2013, the loss ratios were 77.8% and 77.7%, respectively. Excluding the development related to prior periods, the loss ratios for the six months ended June 30, 2014 and 2013 were 76.5% and 74.0%, respectively. The year-over-year increase in the loss ratio was primarily due to weather-related claims frequency in the collision and property damage coverages.

Insurance Operating Expenses

Insurance operating expenses increased 7% to $21.2 million for the three months ended June 30, 2014, from $19.9 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, insurance operating expenses increased 7% to $45.2 million from $42.2 million for the six months ended June 30, 2013. The increase was primarily attributable to additional salaries and benefit costs for the sales organization.

The expense ratio was 20.7% for the three months ended June 30, 2014, compared with 21.7% for the three months ended June 30, 2013. The expense ratio was 24.9% for the six months ended June 30, 2014, compared with 25.2% for the six months ended June 30, 2013. The year-over-year decrease in the expense ratio was primarily due to the increase in premiums earned which resulted in a lower percentage of fixed expenses in our retail operations (such as rent and base salary).

Overall, the combined ratio decreased to 94.2% for the three months ended June 30, 2014 from 96.7% for the three months ended June 30, 2013. For the six months ended June 30, 2014, the combined ratio increased to 97.3% from 96.7% for the six months ended June 30, 2013.

FIRST ACCEPTANCE CORPORATION 10-Q

Provision for Income Taxes

The provision for income taxes was $0.3 million and $0.2 million, respectively, for the three months ended June 30, 2014 and 2013. The provision for income taxes was $0.3 million for both the six months ended June 30, 2014 and 2013. The provision for income taxes related primarily to current state income taxes for certain subsidiaries with taxable income. At June 30, 2014 and 2013, we established a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing our ability to support the realizability of our deferred tax assets, we considered both positive and negative evidence. We placed greater weight on historical results than on our outlook for future profitability. The deferred tax valuation allowance may be adjusted in future periods if we determine that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, we would record an income tax benefit for the adjustment.

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the three months ended both June 30, 2014 and 2013 was $0.7 million. Loss before income taxes from real estate and corporate operations for the six months ended both June 30, 2014 and 2013 was $1.4 million. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $0.4 million of interest expense for both the three months ended June 30, 2014 and 2013 related to debentures issued in July 2007. We incurred $0.8 million and $0.9 million, respectively, of interest expense for the six months ended June 30, 2014 and 2013 related to the debentures. For additional information, see “Liquidity and Capital Resources” in this report.

FIRST ACCEPTANCE CORPORATION 10-Q

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash provided by operating activities for the six months ended June 30, 2014 was $13.2 million, compared with $15.6 million for the same period in the prior fiscal year. Net cash provided by investing activities for the six months ended June 30, 2014 was $0.1 million, compared with net cash used in investing activities of $0.3 million for the same period in the prior fiscal year. The six months ended June 30, 2014 and 2013 included net reductions in our investment portfolio of $0.5 million and $0.3 million, respectively. The net reductions in our investment portfolio in both periods were primarily a result of maturities and redemptions in excess of purchases. Investing activities during the six months ended June 30, 2014 also included capital expenditures primarily related to system enhancements of $0.5 million as compared to $0.6 million in the same period in the prior year.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products and policies on behalf of third-party carriers. If necessary and available subject to state law limitations, the holding company may receive dividends from our insurance company subsidiaries. To a lesser extent, the holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At June 30, 2014, we had $10.8 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.

The holding company has debt service requirements related to the debentures payable. The debentures are interest-only and mature in full in July 2037. The debentures pay interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures was 3.986% for the period from November 2013 to April 2014. The interest rate reset in April 2014 to 3.975% through July 2014. In July 2014 the interest rate reset to 3.986% through October 2014.

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At June 30, 2014, our insurance company subsidiaries could not pay ordinary dividends without prior regulatory approval due to a negative statutory surplus position.

The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratio for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus was 2.19-to-1 at June 30, 2014. Based on our current forecast on a combined basis, we anticipate that our risk-based capital levels will be adequate and that our ratio of net premiums written to statutory capital and surplus will not exceed the 3-to-1 statutory guideline for the reasonably foreseeable future. We therefore believe that our insurance company subsidiaries have sufficient statutory capital and surplus available to support their net premium writings in this time frame.

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

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2014 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$125,515	$122,902	$120,225	$117,538	$114,583	$109,486

The following table provides information about our fixed maturity investments at June 30, 2014 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and OTTI) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2014	$13,651	$—	$—	$13,651
2015	15,395	—	—	15,395
2016	8,436	1,025	—	9,461
2017	5,874	6,575	—	12,449
2018	4,766	3,000	—	7,766
Thereafter	34,241	20,261	—	54,502

Total	$82,363	$30,861	$—	$113,224

Fair value	$89,535	$30,690	$—	$120,225

On June 15, 2007, our wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I (FAST I), used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures.

The debentures pay interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures was 3.986% for the periods from November 2013 to April 2014. The interest rate reset in April 2014 to 3.975% through July 2014. In July 2014 the interest rate reset to 3.986% through October 2014.

FIRST ACCEPTANCE CORPORATION 10-Q

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment in any one investment, excluding U.S. government and agency securities, is our investment in a single mutual fund with a fair value of $8.5 million, or 6% of our investment portfolio. Our five largest investments make up 18% of our investment portfolio.

The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized statistical rating organizations at June 30, 2014 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$5,286	5%	$5,458	5%
AA+, AA, AA-	45,276	39%	45,890	38%
A+, A, A-	43,580	38%	45,459	38%
BBB+, BBB, BBB-	14,096	12%	15,228	13%

Total investment grade	108,238	94%	112,035	94%

Not rated	2,700	2%	2,854	2%

BB+, BB, BB-	—	0%	—	0%
B+, B, B-	613	1%	659	0%
CCC+, CCC, CCC-	1,477	1%	1,833	2%
CC+, CC, CC-	463	0%	867	1%
C+, C, C-	980	1%	1,360	1%
D	587	1%	617	0%

Total non-investment grade	4,120	4%	5,336	4%

Total	$115,058	100%	$120,225	100%

FIRST ACCEPTANCE CORPORATION 10-Q

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of June 30, 2014. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The following table provides information regarding repurchases by us of our common stock during the periods indicated. During the three months ended June 30, 2014, we repurchased 333 shares from employees to cover payroll withholding taxes in connection with the vesting of restricted common stock.

Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014	April 30, 2014	333	$2.44	—	—
May 1, 2014	May 31, 2014	—	—	—	—
June 1, 2014	June 30, 2014	—	—	—	—

Total		333	$2.44	—	—

Item 4.	Mine Safety Disclosures

None.

Item 6.	Exhibits

The following exhibits are attached to this report:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 –	XBRL

FIRST ACCEPTANCE CORPORATION 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION

Date: August 5, 2014	By:	/s/ Brent J. Gay
Brent J. Gay
Chief Financial Officer