Form 10-Q
period 2014-09-30
FIRST ACCEPTANCE CORP /DE/
filed 2014-11-04
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes  ☐    No  ☒

At November 3, 2014, there were 40,999,909 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Investments, available-for-sale at fair value (amortized cost of $115,854 and $126,873, respectively)	$121,513	$130,248
Cash and cash equivalents	96,496	72,033
Premiums and fees receivable, net of allowance of $445 and $311	58,401	46,228
Other investments	9,922	7,513
Other assets	6,320	6,471
Property and equipment, net	3,187	3,512
Deferred acquisition costs	3,776	2,902
Identifiable intangible assets	4,800	4,800
TOTAL ASSETS	$304,415	$273,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	91,244	84,286
Unearned premiums and fees	70,235	55,983
Debentures payable	40,330	40,301
Other liabilities	17,115	16,205
Total liabilities	218,924	196,775

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	--	--
Common stock, $.01 par value, 75,000 shares authorized; 41,000 and 40,983 shares issued and outstanding, respectively	410	410
Additional paid-in capital	457,168	456,993
Accumulated other comprehensive income	5,659	3,375
Accumulated deficit	(377,746)	(383,846)
Total stockholders’ equity	85,491	76,932
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$304,415	$273,707

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Premiums earned	$54,369	$49,467	$161,971	$150,988
Commission and fee income	10,097	8,632	29,323	26,391
Investment income	1,142	1,473	3,936	4,017
Net realized gains (losses) on investments, available-for-sale (includes $(4), $6, $36 and $(36), respectively, of accumulated other comprehensive income reclassification for unrealized gains (losses))	(4)	6	36	(36)
	65,604	59,578	195,266	181,360

Costs and expenses:
Losses and loss adjustment expenses	41,440	36,132	119,323	108,724
Insurance operating expenses	20,654	20,145	65,845	62,394
Other operating expenses	244	235	722	687
Stock-based compensation	39	54	151	194
Depreciation and amortization	423	485	1,303	1,593
Interest expense	427	431	1,275	1,301
	63,227	57,482	188,619	174,893

Income before income taxes	2,377	2,096	6,647	6,467
Provision for income taxes (includes $(1), $2, $13 and $(13), respectively, of income tax expense from reclassification items)	257	164	547	445
Net income	$2,120	$1,932	$6,100	$6,022

Net income per share:
Basic	$0.05	$0.05	$0.15	$0.15
Diluted	$0.05	$0.05	$0.15	$0.15

Number of shares used to calculate net income per share:
Basic	40,995	40,942	40,981	40,925
Diluted	41,297	41,161	41,285	40,948

Reconciliation of net income to other comprehensive income :
Net income	$2,120	$1,932	$6,100	$6,022
Net unrealized change in investments	(667)	(419)	2,284	(4,446)
Comprehensive income	$1,453	$1,513	$8,384	$1,576

Detail of net realized gains (losses) on investments, available-for-sale:
Net realized gains (losses) on sales and redemptions	$(4)	$39	$36	$25
OTTI charges reclassified from other comprehensive income and recognized in net income	-	(33)	-	(61)
Net realized gains (losses) on investments, available-for-sale	$(4)	$6	$36	$(36)

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$6,100	$6,022
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,303	1,593
Stock-based compensation	151	194
Other-than-temporary impairment on investment securities	-	61
Net realized (gains) losses on sales and redemptions of investments	(36)	(25)
Investment income and equity in earnings from other investments	(248)	(128)
Other	244	174
Change in:
Premiums and fees receivable	(12,307)	(4,624)
Loss and loss adjustment expense reserves	6,958	5,557
Unearned premiums and fees	14,252	5,664
Other	218	109
Net cash provided by operating activities	16,635	14,597
Cash flows from investing activities:
Purchases of investments, available-for-sale	(5,441)	(17,612)
Purchases of other investments	(2,336)	(6,316)
Maturities and redemptions of investments, available-for-sale	16,379	16,506
Capital expenditures	(978)	(795)
Other	173	(2)
Net cash provided by (used in) investing activities	7,797	(8,219)
Cash flows from financing activities:
Net proceeds from issuance of common stock	31	24
Net cash provided by financing activities	31	24
Net change in cash and cash equivalents	24,463	6,402
Cash and cash equivalents, beginning of period	72,033	59,104
Cash and cash equivalents, end of period	$96,496	$65,506

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
Level 2 -

Quoted market prices for similar assets or liabilities in active markets; quoted prices by independent pricing services for identical or similar assets or liabilities in markets that are not active; and valuations, using models or other valuation techniques, that use observable market data. All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 -

Instruments that use non-binding broker quotes or model driven valuations that do not have observable market data or those that are estimated based on an ownership interest to which a proportionate share of net assets is attributed.

The Company categorizes valuation methods used in its identifiable intangible assets impairment tests as Level 3. To determine the fair value of acquired trademarks and trade names, the Company uses the relief-from-royalty method, which requires the Company to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The Company also categorizes valuation methods used to fair value its investments in other investments as Level 3, since these investments have redemptions and transfer restrictions and are therefore not readily marketable.

Fair Value of Financial Instruments

The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments, available-for-sale	$121,513	$121,513	$130,248	$130,248
Other investments	9,922	9,922	7,513	7,513
Liabilities:
Debentures payable	40,330	19,507	40,301	15,006

FIRST ACCEPTANCE CORPORATION 10-Q

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

The Company holds available-for-sale investments and other investments, which are carried at either net asset value or under the equity method which approximates fair value. The following tables present the fair-value measurements for each major category of assets that are measured on a recurring basis (in thousands).

		Fair Value Measurements Using
September 30, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$4,287	$4,287	$-	$-
State	731	-	731	-
Political subdivisions	508	-	508	-
Revenue and assessment	12,519	-	12,519	-
Corporate bonds	76,426	-	76,426	-
Collateralized mortgage obligations:
Agency backed	7,071	-	7,071	-
Non-agency backed – residential	4,358	-	4,358	-
Non-agency backed – commercial	3,121	-	3,121	-
Total fixed maturities, available-for-sale	109,021	4,287	104,734	-
Preferred stock, available-for-sale	1,721	1,721	-	-
Mutual funds, available-for-sale	10,771	10,771	-	-
Total investments, available-for-sale	121,513	16,779	104,734	-
Other investments	9,922	-	-	9,922
Cash and cash equivalents	96,496	96,496	-	-
Total	$227,931	$113,275	$104,734	$9,922

		Fair Value Measurements Using
December 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$12,485	$12,485	$—	$—
State	736	—	736	—
Political subdivisions	612	—	612	—
Revenue and assessment	14,658	—	14,658	—
Corporate bonds	73,325	—	73,325	—
Collateralized mortgage obligations:
Agency backed	7,514	—	7,514	—
Non-agency backed – residential	4,660	—	4,660	—
Non-agency backed – commercial	3,943	—	3,943	—
Total fixed maturities, available-for-sale	117,933	12,485	105,448	—
Preferred stock available-for-sale	1,578	1,578	—	—
Mutual funds, available-for-sale	10,737	10,737	—	—
Total investments, available-for-sale	130,248	24,800	105,448	—
Other investments	7,513	—	—	7,513
Cash and cash equivalents	72,033	72,033	—	—
Total	$209,794	$96,833	$105,448	$7,513

FIRST ACCEPTANCE CORPORATION 10-Q

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified securities in the table above consist of other investments for which fair value is estimated based on the Company’s ownership interest. There were no transfers between Level 1 and Level 2 for the three and nine months ended September 30, 2014 and 2013. The Company’s policy is to recognize transfers between levels at the end of the reporting period based on specific identification. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

The following table represents the quantitative disclosure for those assets classified as Level 3 during the nine months ended September 30, 2014 (in thousands).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Limited partnership interests carried at
	Net Asset Value	Equity Method	Common Stock at Fair Value	Total
Balance at December 31, 2013	$3,314	$4,199	$-	$7,513
Gains included in net income	117	131	-	248
Investments and capital calls	1,616	-	720	2,336
Distributions received	(175)	-	-	(175)
Transfers into and out of Level 3	-	-	-	-
Balance at September 30, 2014	$4,872	$4,330	$720	$9,922

3. Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$4,005	$290	$(8)	$4,287
State	698	33	-	731
Political subdivisions	500	8	-	508
Revenue and assessment	11,346	1,173	-	12,519
Corporate bonds	74,950	2,483	(1,007)	76,426
Collateralized mortgage obligations:
Agency backed	6,848	223	-	7,071
Non-agency backed – residential	3,682	676	-	4,358
Non-agency backed – commercial	2,425	696	-	3,121
Total fixed maturities, available-for-sale	104,454	5,582	(1,015)	109,021
Preferred stock, available-for-sale	1,500	221	-	1,721
Mutual funds, available-for-sale	9,900	871	-	10,771
	$115,854	$6,674	$(1,015)	$121,513

FIRST ACCEPTANCE CORPORATION 10-Q

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$12,006	$495	$(16)	$12,485
State	697	39	—	736
Political subdivisions	601	11	—	612
Revenue and assessment	14,050	619	(11)	14,658
Corporate bonds	73,461	2,127	(2,263)	73,325
Collateralized mortgage obligations:
Agency backed	7,113	401	—	7,514
Non-agency backed – residential	4,181	480	(1)	4,660
Non-agency backed – commercial	3,363	580	—	3,943
Total fixed maturities, available-for-sale	115,472	4,752	(2,291)	117,933
Preferred stock, available-for-sale	1,500	78	—	1,578
Mutual funds, available-for-sale	9,901	836	—	10,737
	$126,873	$5,666	$(2,291)	$130,248

The following tables set forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

September 30, 2014	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$5,106	$-	$-	$5,106
After one through five years	27,068	10,941	-	38,009
After five through ten years	21,873	20,890	-	42,763
After ten years	6,858	1,735	-	8,593
No single maturity date	14,453	97	-	14,550
	$75,358	$33,663	$-	$109,021

December 31, 2013	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$14,305	$—	$—	$14,305
After one through five years	25,667	10,888	—	36,555
After five through ten years	20,445	22,836	—	43,281
After ten years	3,667	4,008	—	7,675
No single maturity date	15,928	189	—	16,117
	$80,012	$37,921	$—	$117,933

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses		Gross Unrealized Gains
At:	Less than or equal to 12 months	Greater than 12 months
September 30, 2014	5	11	81
December 31, 2013	12	7	83

FIRST ACCEPTANCE CORPORATION 10-Q

The following tables reflect the fair value and gross unrealized losses of those fixed maturity securities in a continuous unrealized loss position for greater than 12 months. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

Gross Unrealized Losses at September 30, 2014:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	11	$25,555	$(974)
Greater than 10%	-	—	—
	11	$25,555	$(974)

Gross Unrealized Losses at December 31, 2013:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	7	$13,980	$(1,270)
Greater than 10%	—	—	—
	7	$13,980	$(1,270)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

Length of Gross Unrealized Losses at September 30, 2014:	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Severity of Gross Unrealized Losses
			Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$1,198	$(1)	$(1)	$-	$-
Six months	3,038	(16)	(16)	-	-
Nine months	2,876	(16)	(16)	-	-
Twelve months	996	(8)	(8)	-	-
Greater than twelve months	25,555	(974)	(518)	(456)	-
Total	$33,663	$(1,015)	$(559)	$(456)	$-

Length of Gross Unrealized Losses at December 31, 2013:	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Severity of Gross Unrealized Losses
			Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$6,417	$(40)	$(40)	$—	$—
Six months	1,653	(129)	—	(129)	—
Nine months	15,871	(852)	(153)	(699)	—
Twelve months	—	—	—	—	—
Greater than twelve months	13,980	(1,270)	(85)	(1,185)	—
Total	$37,921	$(2,291)	$(278)	$(2,013)	$—

Other Investments

Other investments consist of the common stock of a real estate investment trust and limited partnership interests in three funds that invest in (i) commercial real estate and secured commercial real estate loans acquired from financial intuitions, (ii) small balance distressed secured loans and debt securities and (iii) undervalued international publicly-traded equities. These investments have redemption and transfer restrictions; however, the Company does not intend to sell these investments, and it is more likely than not that the Company will not be required to sell them before the expiration of such restrictions. At September 30, 2014, the Company had unfunded commitments of $3.0 million with two of these investments.

Net income from other investments is recorded in investment income in the consolidated statements of comprehensive income (loss).

FIRST ACCEPTANCE CORPORATION 10-Q

Restrictions

At September 30, 2014, fixed maturities and cash equivalents with a fair value and amortized cost of $5.2 million were on deposit with various insurance departments as a requirement of doing business in those states. Cash equivalents with a fair value and amortized cost of $9.4 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fixed maturities, available-for-sale	$1,089	$1,213	$3,442	$3,717
Mutual funds, available-for-sale	151	176	458	462
Other investments	(29)	128	248	128
Other	54	73	156	163
Investment expenses	(123)	(117)	(368)	(453)
	$1,142	$1,473	$3,936	$4,017

The components of net realized gains (losses) on investments, available-for-sale at fair value follow (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gains	$-	$44	$85	$92
Losses	(4)	(5)	(49)	(67)
Other-than-temporary impairment	-	(33)	-	(61)
	$(4)	$6	$36	$(36)

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) is included in other comprehensive income. The amounts of non-credit OTTI for securities still owned was $0.9 million for non-agency backed residential collateralized mortgage obligations (“CMOs”) and $0.2 million related to non-agency backed commercial CMOs at both September 30, 2014 and December 31, 2013.

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

For the three and nine months ended September 30, 2013, the Company recognized OTTI charges in net income of $33 thousand and $61 thousand, respectively, related to one non-agency backed residential CMO.

The following is a progression of the credit-related portion of OTTI on investments owned at September 30, 2014 and 2013 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$(2,632)	$(2,599)	$(2,632)	$(2,666)
Additional credit impairments on:
Previously impaired securities	—	(33)	—	(61)
Securities without previous impairments	—	—	—	—
	—	(33)	—	(61)
Reductions for securities sold (realized)	—	—	—	95
	$(2,632)	$(2,632)	$(2,632)	$(2,632)

The Company believes that the remaining securities having unrealized losses at September 30, 2014 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

4. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$2,120	$1,932	$6,100	$6,022
Weighted average common basic shares	40,995	40,942	40,981	40,925
Effect of dilutive securities	302	219	304	23
Weighted average common dilutive shares	41,297	41,161	41,285	40,948
Basic and diluted net income per share	$0.05	$0.05	$0.15	$0.15

For the three months ended September 30, 2014, the computation of diluted net income per share included 5 thousand shares of unvested restricted common stock and options to purchase approximately $0.8 million shares that had a dilutive effect of 297 thousand shares. For the nine months ended September 30, 2014, the computation of diluted net income per share included 5 thousand shares of unvested restricted common stock and options to purchase approximately $0.8 million shares that had a dilutive effect of 299 thousand shares. Options to purchase 345 thousand shares were not included in the computation of diluted net income per share for the three and nine months ended September 30, 2014, as their exercise prices were in excess of the average stock prices for the periods.

For the three months ended September 30, 2013, the computation of diluted net income per share included 23 thousand shares of unvested restricted common stock and options to purchase approximately 0.8 million shares that had a dilutive effect of 196 thousand shares. For the nine months ended September 30, 2013, the computation of diluted net income per share included 23 thousand shares of unvested restricted common stock. Options to purchase 440 thousand and 1.3 million shares were not included in the computation of diluted net income per share for the three and nine months ended September 30, 2013, respectively, as their exercise prices were in excess of the average stock prices for the periods.

FIRST ACCEPTANCE CORPORATION 10-Q

5. Income Taxes

The provision for income taxes consisted of the following (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Federal:
Current	$80	$35	$170	$102
Deferred	—	—	(1)	—
	80	35	169	102
State:
Current	176	128	376	341
Deferred	1	1	2	2
	177	129	378	343
	$257	$164	$547	$445

FIRST ACCEPTANCE CORPORATION 10-Q

The provision for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income before income taxes as a result of the following (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Provision for income taxes at statutory rate	$832	$733	$2,327	$2,264
Tax effect of:
Tax-exempt investment income	(5)	(10)	(16)	(21)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to federal income taxes	(760)	(716)	(2,216)	(2,352)
Stock-based compensation	3	22	48	193
State income taxes, net of federal income tax benefit and valuation allowance	177	129	378	343
Other	10	6	26	18
	$257	$164	$547	$445

The Company had a valuation allowance of $21.2 million and $24.2 million at September 30, 2014 and December 31, 2013, respectively, to reduce deferred tax assets to the amount that is more likely than not to be realized. The change in the total valuation allowance for the nine months ended September 30, 2014 was a decrease of $3.0 million. For the nine months ended September 30, 2014, the change in the valuation allowance included an increase of $0.8 million related to unrealized change in investments included in other comprehensive income and was net of the utilization of $8.0 million in net operating loss carryforwards.

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s net deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its deferred tax assets, management considered both positive and negative evidence. The Company placed greater weight on historical results than on the Company’s outlook for future profitability and established a deferred tax valuation allowance at September 30, 2014 and December 31, 2013. The Company’s historical results now reflect nine consecutive quarters of taxable income which management considers to be a trend of positive evidence in assessing the realizability of its deferred tax assets. Although management decided not to adjust the valuation allowance at September 30, 2014, the deferred tax valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, the Company would record an income tax benefit for the adjustment.

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

The following table presents selected financial data by business segment (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Insurance	$65,588	$59,564	$195,221	$181,323
Real estate and corporate	16	14	45	37
Consolidated total	$65,604	$59,578	$195,266	$181,360
Income (loss) before income taxes:
Insurance	$3,071	$2,802	$8,750	$8,613
Real estate and corporate	(694)	(706)	(2,103)	(2,146)
Consolidated total	$2,377	$2,096	$6,647	$6,467

FIRST ACCEPTANCE CORPORATION 10-Q

	September 30, 2014	December 31, 2013
Total assets:
Insurance.	$288,819	$262,869
Real estate and corporate	15,596	10,838
Consolidated total	$304,415	$273,707

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

In January 2014, one current and three former employees filed a class action lawsuit against the Company in the U.S. District Court for the Middle District of Tennessee. The case is styled Lykins, et al. v. First Acceptance Corporation, et al. The suit alleges the Company violated the Fair Labor Standards Act by misclassifying its insurance agents as exempt employees. Plaintiffs seek unpaid wages, overtime, attorneys’ fees and costs. The Company answered the plaintiffs’ Complaint and denied all of the allegations contained therein. In April 2014, the case was conditionally certified as a class action, and a notice regarding the case was sent to all potential class members. Approximately 200 individuals chose to participate in the case during the opt-in period which closed on July 15, 2014. The Company strongly disagrees with the allegations and will put forth a vigorous defense. The case is still in its early stages of discovery. This litigation will likely have a lengthy duration. Therefore, an estimate of the ultimate impact of this litigation on the Company, if any, cannot be made at this time.

8. Recent Accounting Pronouncements

In May 2014, the Financial Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, that will supersede virtually all revenue recognition guidance in GAAP and International Financial Reporting Standards (“IFRS”). This guidance has an effective date for public companies for annual and interim periods beginning after December 15, 2016, with early adoption not permitted. The standard is intended to increase comparability across industries and jurisdictions. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The new standard will not change accounting guidance for insurance contracts. However, the Company is currently evaluating this guidance as it relates to non-insurance arrangements and any impact it will have on future consolidated financial statements. At this time the impact is unknown.

In June 2014, the FASB made a decision to require insurance companies to make additional disclosures about short-term duration contracts. This guidance has an effective date for public companies for annual reporting periods beginning after December 15, 2014 and interim reporting periods beginning after December 15, 2015, with early adoption permitted. The Company believes that it will be reasonably able to comply with these requirements.

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

At September 30, 2014, we leased and operated 353 retail locations (or “stores”) staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary insurance product providing personal property and liability coverage for renters underwritten by us. In addition, select retail locations in highly competitive markets in Illinois and Texas offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers. In addition to our retail locations, we are able to complete the entire sales process over the phone via our call center or through the internet via our consumer-based website or mobile platform. We also sell our products through 11 retail locations operated by independent agents.

At September 30, 2014, we wrote non-standard personal automobile insurance in 12 states and were licensed in 13 additional states. See the discussion in Item 1. “Business—General” in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information with respect to our business.

FIRST ACCEPTANCE CORPORATION 10-Q

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business. In September 2014, we opened our first new retail location (Lakeland, Florida) since 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Retail locations – beginning of period	353	366	360	369
Opened	1	—	1	—
Closed	(1)	(3)	(8)	(6)
Retail locations – end of period	353	363	353	363

The following table shows the number of our retail locations by state.

	September 30,		June 30,		December 31,
	2014	2013	2014	2013	2013	2012
Alabama	24	24	24	24	24	24
Florida	31	30	30	30	30	30
Georgia	60	60	60	60	60	60
Illinois	60	62	60	62	61	63
Indiana	17	17	17	17	17	17
Mississippi	7	7	7	7	7	7
Missouri	10	11	10	11	11	11
Ohio	27	27	27	27	27	27
Pennsylvania	15	16	16	16	16	16
South Carolina	25	26	25	26	25	26
Tennessee	19	19	19	19	19	19
Texas	58	64	58	67	63	69
Total	353	363	353	366	360	369

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

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents gross premiums earned by state (in thousands). Driven by a higher percentage of full coverage policies sold and rate increases taken in most states, net premiums earned for the three and nine months ended September 30, 2014 increased 9.9% and 7.3%, respectively, compared with the same periods in the prior year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross premiums earned:
Georgia	$10,284	$9,320	$30,186	$28,858
Florida	8,363	7,448	24,982	23,161
Texas	6,998	6,075	20,636	18,065
Ohio	5,605	4,519	16,511	13,563
Alabama	5,437	5,246	16,294	15,816
Illinois	5,205	4,920	15,026	15,565
South Carolina	4,042	3,840	12,284	11,534
Tennessee	3,131	3,095	9,526	9,316
Pennsylvania	1,861	2,138	6,265	6,511
Indiana	1,542	1,294	4,535	3,893
Missouri	1,224	952	3,637	2,822
Mississippi	745	669	2,285	2,030
Total gross premiums earned	54,437	49,516	162,167	151,134
Premiums ceded to reinsurer	(68)	(49)	(196)	(146)
Total net premiums earned	$54,369	$49,467	$161,971	$150,988

The following table presents the change in the total number of policies in force (“PIF”) for policies underwritten by our insurance company subsidiaries. PIF increases as a result of new policies issued and decreases as a result of policies that are canceled or expire and are not renewed. At September 30, 2014, PIF was 9.1% higher than at the same date in the prior year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Policies in force – beginning of period	159,293	153,595	143,077	145,938
Net change during period	2,037	(5,740)	18,253	1,917
Policies in force – end of period	161,330	147,855	161,330	147,855

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

The following table presents the loss, expense and combined ratios for our insurance operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Loss	76.2%	73.0%	73.7%	72.0%
Expense	20.2%	24.3%	23.4%	24.9%
Combined	96.4%	97.3%	97.1%	96.9%

FIRST ACCEPTANCE CORPORATION 10-Q

Operational Initiatives

Since the beginning of 2012, we renewed our focus on improving the customer experience and value through several initiatives. Through October 2014, our progress has included:

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

The invested assets of the insurance company subsidiaries consist substantially of marketable, investment grade debt securities, and include U.S. government securities, municipal bonds, corporate bonds, mutual funds and collateralized mortgage obligations (“CMOs”), in addition to some recent investments made into limited partnership interests and a real estate investment trust. Investment income is comprised primarily of interest earned on these securities, net of related investment expenses. Realized gains and losses may occur from time to time as changes are made to our holdings based upon changes in interest rates or the credit quality of specific securities.

The value of our consolidated available-for-sale investment portfolio was $121.5 million at September 30, 2014 and consisted of fixed maturity securities and investments in mutual funds, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At September 30, 2014, we had gross unrealized gains of $6.7 million and gross unrealized losses of $1.0 million in our consolidated available-for-sale investment portfolio.

At September 30, 2014, 93% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

FIRST ACCEPTANCE CORPORATION 10-Q

Investments in CMOs had a fair value of $14.6 million at September 30, 2014 and represented 13% of our fixed maturity portfolio. At September 30, 2014, 65% of our CMOs were considered investment grade by nationally recognized statistical rating agencies and 49% were backed by agencies of the United States government.

The following table summarizes our investment securities at September 30, 2014 (in thousands).

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$4,005	$290	$(8)	$4,287
State	698	33	-	731
Political subdivisions	500	8	-	508
Revenue and assessment	11,346	1,173	-	12,519
Corporate bonds	74,950	2,483	(1,007)	76,426
Collateralized mortgage obligations:
Agency backed	6,848	223	-	7,071
Non-agency backed – residential	3,682	676	-	4,358
Non-agency backed – commercial	2,425	696	-	3,121
Total fixed maturities, available-for-sale	104,454	5,582	(1,015)	109,021
Preferred stock, available-for-sale	1,500	221	-	1,721
Mutual funds, available-for-sale	9,900	871	-	10,771
	$115,854	$6,674	$(1,015)	$121,513

Three and Nine Months Ended September 30, 2014 Compared with the Three and Nine Months Ended September 30, 2013

Consolidated Results

Revenues for the three months ended September 30, 2014 increased 10% to $65.6 million from $59.6 million in the same period in the prior year. Income before income taxes for the three months ended September 30, 2014 was $2.4 million, compared with income before income taxes of $2.1 million for the three months ended September 30, 2013. Net income for the three months ended September 30, 2014 was $2.1 million, compared with net income of $1.9 million for the three months ended September 30, 2013. Basic and diluted net income per share were $0.05 for both the three months ended September 30, 2014 and 2013.

Revenues for the nine months ended September 30, 2014 increased 8% to $195.3 million from $181.4 million in the same period in the prior year. Income before income taxes for the nine months ended September 30, 2014 was $6.6 million, compared with income before income taxes of $6.5 million for the nine months ended September 30, 2013. Net income for the nine months ended September 30, 2014 was $6.1 million, compared with net income of $6.0 million for the nine months ended September 30, 2013. Basic and diluted net income per share were $0.15 for both the nine months ended September 30, 2014 and 2013.

Insurance Operations

Revenues from insurance operations were $65.6 million for the three months ended September 30, 2014, compared with $59.6 million for the three months ended September 30, 2013. Revenues from insurance operations were $195.2 million for the nine months ended September 30, 2014, compared with $181.3 million for the nine months ended September 30, 2013.

Income before income taxes from insurance operations for the three months ended September 30, 2014 was $3.1 million, compared with income before income taxes from insurance operations of $2.8 million for the three months ended September 30, 2013. Income before income taxes from insurance operations for the nine months ended September 30, 2014 was $8.8 million, compared with income before income taxes from insurance operations of $8.6 million for the nine months ended September 30, 2013.

Premiums Earned

Premiums earned increased by $4.9 million, or 10%, to $54.4 million for the three months ended September 30, 2014, from $49.5 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, premiums earned increased by $11.0 million, or 7%, to $162.0 million from $151.0 million for the nine months ended September 30, 2013. This improvement was primarily due to an increase in PIF from 147,855 at September 30, 2013 to 161,330 at September 30, 2014, in addition to a higher percentage of full coverage policies sold and our recent pricing actions.

FIRST ACCEPTANCE CORPORATION 10-Q

Commission and Fee Income

Commission and fee income increased by $1.5 million, or 17%, to $10.1 million for the three months ended September 30, 2014, from $8.6 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, commission and fee income increased by $2.9 million, or 11%, to $29.3 million from $26.4 million for the nine months ended September 30, 2013. This increase in commission and fee income was a result of higher fee income related to commissionable ancillary products sold through our retail locations and the increase in PIF noted above.

Investment Income

Investment income decreased to $1.1 million during the three months ended September 30, 2014 from $1.5 million during the same period in the prior year. This decrease in investment income was primarily a result of lower returns on fixed maturities and losses on other investments. For both the nine months ended September 30, 2014 and 2013, investment income was approximately $4.0 million with income from other investments offsetting lower returns on fixed maturities. At September 30, 2014 and 2013, the tax-equivalent book yields for our managed fixed maturities and cash equivalents portfolio were 2.9% and 3.0%, respectively, with effective durations of 3.00 and 3.30 years, respectively.

Net Realized Gains (Losses) on Investments, Available-for-sale

Net realized losses on investments, available-for-sale during the three months ended September 30, 2014 included $4 thousand of net realized losses on redemptions. Net realized gains on investments, available-for-sale during the three months ended September 30, 2013 included $39 thousand of net realized gains on redemptions and $33 thousand of charges related to OTTI on certain non-agency backed CMO’s.

For the nine months ended September 30, 2014 net realized gains on investments, available-for-sale included $36 thousand in net realized gains on redemptions. For the nine months ended September 30, 2013 net realized losses on investments, available-for-sale included $25 thousand in net realized gains on redemptions and $61 thousand of charges related to OTTI on certain non-agency backed CMOs.

Loss and Loss Adjustment Expenses

The loss ratio was 76.2% for the three months ended September 30, 2014, compared with 73.0% for the three months ended September 30, 2013. The loss ratio was 73.7% for the nine months ended September 30, 2014, compared with 72.0% for the nine months ended September 30, 2013. We experienced favorable development related to prior periods of $0.4 million for the three months ended September 30, 2014, compared with favorable development of $2.3 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, we experienced favorable development related to prior periods of $4.5 million, compared with favorable development of $2.1 million for the nine months ended September 30, 2013. The favorable development for the three month period ending September 30, 2014 was primarily related to Florida personal injury protection claims. The favorable development for the nine month period ended September 30, 2014 was primarily due to lower than expected development related to bodily injury emergence in the 2013 accident year.

Excluding the development related to prior periods for the three months ended September 30, 2014 and 2013, the loss ratios were 77.0% and 77.7%, respectively. Excluding the development related to prior periods, the loss ratios for the nine months ended September 30, 2014 and 2013 were 76.4% and 73.4%, respectively. The year-over-year increase in the loss ratio was primarily due to higher than expected claim frequency across multiple coverages.

Insurance Operating Expenses

Insurance operating expenses increased 3% to $20.7 million for the three months ended September 30, 2014, from $20.1 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, insurance operating expenses increased 6% to $65.9 million from $62.4 million for the nine months ended September 30, 2013. These increases were primarily attributable to additional variable cost associated with higher PIF as well as additional salaries and benefit costs for the sales organization.

The expense ratio was 20.2% for the three months ended September 30, 2014, compared with 24.3% for the three months ended September 30, 2013. The expense ratio was 23.4% for the nine months ended September 30, 2014, compared with 24.9% for the nine months ended September 30, 2013. The year-over-year decrease in the expense ratio was primarily due to the increase in premiums earned which resulted in a lower percentage of fixed expenses in our retail operations (such as rent and base salary).

FIRST ACCEPTANCE CORPORATION 10-Q

Overall, the combined ratio decreased to 96.4% for the three months ended September 30, 2014 from 97.3% for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the combined ratio increased to 97.1% from 96.9% for the nine months ended September 30, 2013.

Provision for Income Taxes

The provision for income taxes was $0.3 million and $0.2 million, respectively, for the three months ended September 30, 2014 and 2013. The provision for income taxes was $0.5 million for the nine months ended September 30, 2014, compared with $0.4 million for the nine months ended September 30, 2013. The provision for income taxes related primarily to current state income taxes for certain subsidiaries with taxable income. At September 30, 2014 and 2013, we established a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s historical results now reflect nine consecutive quarters of taxable income which management considers to be a trend of positive evidence in assessing the realizability of its deferred tax assets. Although management decided not to adjust the valuation allowance as of September 30, 2014, the deferred tax valuation allowance may be adjusted in future periods if we determine that it is more likely than not that some portion or all of the deferred tax assets will be realized. In the event the deferred tax valuation allowance is adjusted, we would record an income tax benefit for the adjustment.

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the three months ended both September 30, 2014 and 2013 was $0.7 million. Loss before income taxes from real estate and corporate operations for the nine months ended both September 30, 2014 and 2013 was $2.1 million. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $0.4 million of interest expense for both the three months ended September 30, 2014 and 2013 related to debentures issued in July 2007. We incurred $1.3 million of interest expense for both the nine months ended September 30, 2014 and 2013 related to the debentures. For additional information, see “Liquidity and Capital Resources” in this report.

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash provided by operating activities for the nine months ended September 30, 2014 was $16.6 million, compared with $14.6 million for the same period in the prior fiscal year. Net cash provided by investing activities for the nine months ended September 30, 2014 was $7.8 million, compared with net cash used in investing activities of $8.2 million for the same period in the prior fiscal year. The nine months ended September 30, 2014 included net reductions in our investment portfolio of $8.6 million, while the same period in the prior year included net additions to our investment portfolio of $7.4 million. The net reductions in our investment portfolio for the periods were primarily a result of maturities and redemptions in excess of purchases. Investing activities during the nine months ended September 30, 2014 also included capital expenditures primarily related to system enhancements of $1.0 million as compared to $0.8 million in the same period in the prior year.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products and policies on behalf of third-party carriers. If necessary and available subject to state law limitations, the holding company may receive dividends from our insurance company subsidiaries. To a lesser extent, the holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At September 30, 2014, we had $13.0 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.

The holding company has debt service requirements related to the debentures payable. The debentures are interest-only and mature in full in July 2037. The debentures pay interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures was 3.975% for the periods from April 2014 to July 2014. The interest rate reset in August 2014 to 3.986% through October 2014. In November 2014 the interest rate reset to 3.983% through January 2015.

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At September 30, 2014, our insurance company subsidiaries could pay ordinary dividends of $2.5 million without prior regulatory approval.

FIRST ACCEPTANCE CORPORATION 10-Q

The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratio for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus was 2.29-to-1 at September 30, 2014. Based on our current forecast on a combined basis, we anticipate that our risk-based capital levels will be adequate and that our ratio of net premiums written to statutory capital and surplus will not exceed the 3-to-1 statutory guideline for the reasonably foreseeable future. We therefore believe that our insurance company subsidiaries have sufficient statutory capital and surplus available to support their net premium writings in this time frame.

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

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements (e.g., operating leases) where the economics and sound business principles warrant their use. For information with respect to our off-balance sheet arrangements at December 31, 2013, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” included in our Annual Report on Form 10-K for the year ended December 31, 2013. We have not entered into any new material off-balance sheet arrangements since December 31, 2013.

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2014 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Our exposures to market risk relate primarily to our investment portfolio, which is exposed primarily to interest rate risk and credit risk. The fair value of our investment portfolio is directly impacted by changes in market interest rates; generally, the fair value of fixed-income investments moves inversely with movements in market interest rates. Our fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities. Likewise, the underlying investments of our mutual fund investments are also primarily fixed-income investments. This portfolio composition allows flexibility in reacting to fluctuations of interest rates. Other investments offer additional risk through the diversity of their underlying investments and their lack of marketability. The portfolios of our insurance company subsidiaries are managed to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations.

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio.........................................	$114,133	$111,600	$109,021	$106,436	$103,852	$98,689

The following table provides information about our fixed maturity investments at September 30, 2014 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and OTTI) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2014	$3,660	$-	$-	$3,660
2015	16,012	-	-	16,012
2016	8,533	1,025	-	9,558
2017	5,756	6,575	-	12,331
2018	4,923	3,000	-	7,923
Thereafter	34,353	20,261	-	54,614
Total	$73,237	$30,861	$-	$104,098
Fair value	$75,358	$33,663	$-	$109,021

On June 15, 2007, our wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I (FAST I), used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures.

The debentures pay interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures was 3.975% for the periods from April 2014 to July 2014. The interest rate reset in August 2014 to 3.986% through October 2014. In November 2014 the interest rate reset to 3.983% through January 2015.

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment in any one investment, excluding U.S. government and agency securities, is our investment in a single mutual fund with a fair value of $8.2 million, or 7% of our available-for-sale portfolio. Our five largest investments make up 18% of our available-for-sale portfolio.

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized statistical rating organizations at September 30, 2014 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$5,019	5%	$5,165	5%
AA+, AA, AA-	37,140	35%	37,674	34%
A+, A, A-	43,059	41%	44,801	40%
BBB+, BBB, BBB-	12,568	13%	13,370	14%
Total investment grade	97,786	94%	101,010	93%
Not rated	2,722	3%	2,864	3%
BB+, BB, BB-	-	0%	-	0%
B+, B, B-	588	1%	637	0%
CCC+, CCC, CCC-	1,399	1%	1,781	2%
CC+, CC, CC-	462	0%	825	1%
C+, C, C-	941	1%	1,322	1%
D	556	0%	582	0%
Total non-investment grade	3,946	3%	5,147	4%
Total	$104,454	100%	$109,021	100%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of September 30, 2014. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

FIRST ACCEPTANCE CORPORATION

Date: November 4, 2014	By:	/s/ Brent J. Gay
Brent J. Gay
Chief Financial Officer