Form 10-K
period 2014-12-31
FIRST ACCEPTANCE CORP /DE/
filed 2015-03-10
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on June 30, 2014, was $38,151,194. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates of the registrant. As of March 9, 2015, there were 41,015,927 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2014 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

FIRST ACCEPTANCE CORPORATION 10-K

i

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

ii

FIRST ACCEPTANCE CORPORATION 10-K

PART I

Item 1.	Business

General

First Acceptance Corporation (the “Company,” “we” or “us”) is principally a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. We currently write non-standard personal automobile insurance in 13 states and are licensed as an insurer in 12 additional states. We own and operate three insurance company subsidiaries: First Acceptance Insurance Company, Inc. (“FAIC”), First Acceptance Insurance Company of Georgia, Inc. (“FAIC-GA”) and First Acceptance Insurance Company of Tennessee, Inc. (“FAIC-TN”). Non-standard personal automobile insurance is made available to individuals because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, failure in the past to maintain continuous insurance coverage or driving record and/or vehicle type. In most instances, these individuals are seeking to obtain the minimum amount of automobile insurance required by law. At March 10, 2015, we leased and operated 355 retail locations and a call center staffed with employee-agents. Our employee-agents primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary insurance product providing personal property and liability coverage for renters underwritten by us. In addition, select retail locations in highly competitive markets in Illinois and Texas offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers. In addition to our retail locations, we are able to complete the entire sales process over the phone via our call center or through the internet via our consumer-based website or mobile platform. On a limited basis, we also sell our products through selected retail locations operated by independent agents.

Personal Automobile Insurance Market

Personal automobile insurance is the largest line of property and casualty insurance in the United States with, according to SNL Financial, an estimated market size of $181 billion in premiums written based on the most recent market data available. Personal automobile insurance provides drivers with coverage for liability to others for bodily injury and property damage and for physical damage to the driver’s vehicle from collision and other perils.

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

Our Business

We are a vertically integrated business that acts as the agency, servicer and underwriter of non-standard personal automobile insurance and other ancillary products. We believe our business model allows us to identify and satisfy the needs of our target customers and eliminates many of the inefficiencies associated with a non-integrated automobile insurance model. Our retail locations and call center are staffed with employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us, as well as certain commissionable ancillary products. Our vertical integration, combined with our convenient sales channels, enables us to control the point of sale and to retain significant revenue that would otherwise be lost in a non-integrated insurance business model.

We offer customers automobile insurance with low down payments, competitive monthly payments, convenient sales channels and a high level of personal service. This strategy makes it easier for our customers to obtain automobile insurance, which is legally mandated in the states in which we currently operate. Currently, our policy retention ratio (the policy life expectancy) is lower than that of standard personal automobile insurance providers due to the payment patterns of our customers. However, we accept customers seeking insurance who have previously terminated coverage provided by us without imposing any additional requirements on such customers. Our business model and systems allow us to issue policies efficiently and, when necessary, cancel them to minimize the potential for credit loss while adhering to regulatory cancellation notice requirements.

FIRST ACCEPTANCE CORPORATION 10-K

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

However, in response to the increasing consumer demand to purchase personal automobile insurance over the phone and through the internet, we offer customers the ability to purchase a policy through an employee-agent in our call center or via our www.acceptanceinsurance.com website and mobile platform. Approximately 7% of our policies-in-force were sold through a non-retail sales channel.

In the future, we may explore growth opportunities by introducing additional insurance products, including insurance underwritten by third party carriers. We may also open new retail locations in existing markets and expand into new geographic markets. During 2014, we opened four new retail locations which were the first we added since 2008. In January 2015, we began offering automobile insurance in the state of Virginia through our call center and the internet which marked our first expansion state since 2005.

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

Marketing

Our marketing strategy is based on promoting brand recognition of our products and encouraging prospective customers to purchase personal automobile insurance by either visiting one of our retail locations or utilizing our phone or internet channels to bind a policy (“Call, click or come in.”). Our advertising strategy combines the traditional forms of targeted radio, television, outdoor media and digital advertising, as well as concentrated low-cost local efforts (“guerilla marketing”) by our employee-agents. We market our business under the name “Acceptance Insurance” in all areas except for a small group of locations in the Chicago area, that currently use the names “Yale Insurance” or “Insurance Plus.” We plan on consolidating all stores under the “Acceptance Insurance” brand in 2015.

Distribution

We primarily distribute our products through our retail locations. We believe the local office concept remains attractive to many of our customers, as they desire the face-to-face assistance they cannot receive over the telephone or through the internet. Our vision is to be the market leader for auto insurance in the communities we serve. However, in response to the increasing consumer demand to purchase personal automobile insurance over the phone and through the internet, we offer customers the choice to purchase a policy through an employee-agent in our call center or via our www.acceptanceinsurance.com website and mobile platform. Approximately 7% of our policies-in-force were sold through a non-retail environment.

Underwriting and Pricing

Our underwriting and pricing systems are fully automated. We believe that these systems provide a competitive advantage to us because they give us the ability to capture relevant pricing information, improve efficiencies, increase the accuracy and consistency of underwriting decisions and reduce training costs.

FIRST ACCEPTANCE CORPORATION 10-K

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

Claims Handling

Non-standard personal automobile insurance customers generally have a higher frequency of claims than preferred and standard personal automobile insurance customers. We focus on controlling the claims process and costs, thereby limiting losses, by internally managing the entire claims process. We strive to promptly assess claims and manage against fraud. Our claims process is designed to promote expedient, fair and consistent claims handling, while controlling loss adjustment expenses.

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

We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies underwritten by our insurance company subsidiaries. Each of our insurance company subsidiaries establishes a reserve for all of its unpaid losses, including case reserves and IBNR reserves, and estimates for the cost to settle the claims. We estimate our IBNR reserves by estimating our ultimate liability for loss and loss adjustment expense reserves first, and then reducing that amount by the amount of the cumulative paid claims and by the amount of our case reserves. We rely primarily on historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience. We also consider other factors, such as inflation, claims settlement patterns, legislative activity and litigation trends. We review our loss and loss adjustment expense reserve estimates on a quarterly basis and adjust those reserves each quarter to reflect any favorable or unfavorable development as historical loss experience develops or new information becomes known. Our actuarial staff reviews our reserves and loss trends on a quarterly basis. We believe that the liabilities that we have recorded for unpaid losses and loss adjustment expenses at December 31, 2014 are adequate to cover the final net cost of losses and loss adjustment expenses incurred through that date.

The following table sets forth the development of our reserves for the calendar years 2005 through 2014. The purpose of the table is to show a “cumulative deficiency or redundancy” for each annual period which represents the aggregate amount by which original estimates of reserves at that period-end have changed in subsequent periods. The top line of the table presents the net reserves at the balance sheet date for each of the periods indicated. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all annual periods that were unpaid at the balance sheet date, including the IBNR reserve, at the end of each successive period. The next portion of the table presents the cumulative amounts paid for each annual period at the end of each succeeding period. The lower portion of the table presents the re-estimated amount of the previously recorded reserves based on experience at the end of each succeeding period, including cumulative payments since the end of the respective period. As more information becomes known about the payments and the frequency and severity of claims for individual periods, the estimate changes accordingly. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated liability. Adverse loss development, which would be shown as a cumulative deficiency in the table, exists when the original reserve estimate is less than the re-estimated liability. Information with respect to the cumulative development of gross reserves, without adjustment for the effect of reinsurance, also appears at the bottom portion of the table.

FIRST ACCEPTANCE CORPORATION 10-K

In evaluating the information in the table below, it should be noted that each amount entered incorporates the cumulative effect of all changes in amounts entered for prior periods. Conditions and trends that have affected the development of liability in the past may not necessarily recur in the future.

	At December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Net liability for loss and loss adjustment expense reserves, originally estimated	$48,066	$74,043	$95,122	$93,679	$77,493	$70,229	$69,249	$79,000	$83,981	$96,251
Cumulative amounts paid at:
One year later	35,922	68,238	68,306	54,760	49,217	47,543	49,315	49,132	50,590
Two years later	44,215	83,028	84,907	68,994	63,778	66,604	63,737	64,423
Three years later	46,839	87,901	90,134	75,209	74,297	73,435	69,500
Four years later	47,918	89,556	92,954	81,993	78,093	76,100
Five years later	48,327	90,050	97,818	83,826	79,647
Six years later	48,485	91,725	98,639	84,485
Seven years later	49,385	93,148	98,667
Eight years later	49,423	93,175
Nine years later	49,420
Liability re-estimated at:
One year later	48,554	87,521	96,611	78,107	71,417	73,370	73,265	75,962	79,098
Two years later	48,522	91,654	93,701	78,076	76,733	76,884	74,347	76,178
Three years later	49,339	90,503	94,279	83,430	79,060	78,580	74,425
Four years later	49,166	90,966	98,901	84,322	80,780	78,557
Five years later	49,683	92,575	98,988	85,159	81,012
Six years later	51,085	92,460	99,206	85,438
Seven years later	50,443	93,551	99,006
Eight years later	50,438	93,477
Nine years later	50,395
Net cumulative redundancy (deficiency)	(2,329)	(19,434)	(3,884)	8,241	(3,519)	(8,328)	(5,176)	2,822	4,883
Gross liability – end of year	$50,377	$74,765	$95,357	$93,803	$77,546	$70,295	$69,436	$79,260	$84,286	$96,613
Reinsurance receivables	2,311	722	235	124	53	66	187	260	305	362
Net liability – end of year	$48,066	$74,043	$95,122	$93,679	$77,493	$70,229	$69,249	$79,000	$83,981	$96,251
Gross re-estimated liability – latest	$52,147	$94,093	$99,280	$85,594	$81,019	$78,533	$74,748	$76,493	$79,378
Re-estimated reinsurance receivables – latest	1,752	616	274	156	7	(24)	323	315	280
Net re-estimated – latest	$50,395	$93,477	$99,006	$85,438	$81,012	$78,557	$74,425	$76,178	$79,098
Gross cumulative redundancy (deficiency)	$(1,770)	$(19,328)	$(3,923)	$8,209	$(3,473)	$(8,238)	$(5,312)	$2,767	$4,908

At December 31, 2014, we had $96.3 million of net loss and loss adjustment expense reserves, which included $51.4 million in IBNR reserves and $44.9 million in case reserves. Reinsurance receivables of $0.4 million offset gross reserves of $96.6 million at December 31, 2014 in the above table. For a reconciliation of net loss and loss adjustment expense reserves from the beginning to the end of the most recent periods presented, see Note 9 to our consolidated financial statements.

As reflected in the table above, on reserves at December 31, 2013, we have experienced favorable net reserve development of $4.9 million, which decreased our loss and loss adjustment expense reserves for prior accident periods and decreased our loss and loss adjustment expenses for the year ended December 31, 2014. Favorable loss development was primarily related to bodily injury claims occurring in accident years 2010 through 2013.

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

We believe that our estimate regarding changes in loss severity is the most significant factor that can potentially impact our IBNR reserve estimate. We believe that there is a reasonable possibility of increases or decreases in our estimated claim severities, with the largest potential changes occurring in the most recent accident years. An increase in loss severity of unpaid losses, ranging from 0.5% to 3.0%, dependent upon the accident year, would result in adverse development of net loss and loss adjustment expense reserve levels at December 31, 2014 and a decrease in income before income taxes of approximately $8.7 million. Conversely, a comparable decrease in loss severity would result in favorable development of net loss and loss adjustment expense reserve levels at December 31, 2014 and an increase in income before income taxes of approximately $8.7 million.

Reinsurance

Reinsurance is an arrangement in which a company called a reinsurer agrees in a contract to assume specified risks written by an insurance company, known as a ceding company, by paying the insurance company all or a portion of the insurance company’s losses arising under specified classes of insurance policies, in return for a reinsurance premium. Through August 31, 2004, our insurance companies ceded approximately 50% of their non-standard personal automobile insurance premiums and losses on a quota-share basis to unaffiliated reinsurers. In August 2010, our insurance companies began utilizing excess-of-loss reinsurance with an unaffiliated reinsurer to limit our exposure to losses under liability coverages for automobile insurance policies issued with limits greater than the minimum statutory requirements. In November 2013, this excess-of-loss reinsurance was expanded to include higher liability limits on tenant homeowner policies. Historically, the amount of higher limits policies written by our insurance companies has not been material.

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

As required by our current operations, we hold managing general agency licenses in Texas and Florida. To expand into a new state or offer a new line of insurance or other new product, we must apply for and obtain the appropriate licenses.

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

FIRST ACCEPTANCE CORPORATION 10-K

Restrictions on Paying Dividends. We may in the future rely on dividends from our insurance company subsidiaries to meet corporate cash requirements. State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s capital and surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Prior approval from state insurance regulatory authorities is generally required in order for an insurance company to declare and pay extraordinary dividends. The payment of ordinary dividends is limited by the amount of capital and surplus available to the insurer, as determined in accordance with state statutory accounting practices and other applicable limitations. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance company subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect. See Note 17 to our consolidated financial statements for a discussion of the current ability of our insurance company subsidiaries to pay dividends.

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

•	not attempting in good faith to execute prompt, fair and equitable settlements of claims in which liability has become reasonably clear.

We set business conduct policies and conduct regular training to ensure that our employee-adjusters and other claims personnel are aware of these prohibitions, and we require them to conduct their activities in compliance with these statutes.

Quarterly and Annual Financial Reporting. We are required to file quarterly and annual financial reports with states utilizing statutory accounting practices that are different from U.S. generally accepted accounting principles, which generally reflect our insurance company subsidiaries on a going concern basis. The statutory accounting practices used by state regulators, in keeping with the intent to assure policyholder protection, are generally based on a liquidation concept. For statutory financial information on our insurance company subsidiaries, see Note 17 to our consolidated financial statements included in this report.

Periodic Financial and Market Conduct Examinations. The state insurance departments that have jurisdiction over our insurance company subsidiaries conduct on-site visits and examinations of the insurers’ affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Generally, these examinations are conducted every five years. If circumstances dictate, regulators are authorized to conduct special or target examinations of insurers, insurance agencies and insurance adjusting companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination. All three insurance companies have been examined for financial condition through December 31, 2010 by their respective domiciliary states. In the past, FAIC has been the subject of market conduct examinations by the states of Illinois, Pennsylvania, Missouri and Ohio. The Pennsylvania Insurance Department recently concluded a re-examination of FAIC as a follow-up to a market conduct examination completed in 2011.

Risk-Based Capital. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners, or “NAIC,” has adopted a formula and model law to implement risk-based capital, or “RBC,” requirements designed to assess the minimum amount of statutory capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. RBC is used to set capital requirements based on the size and degree of risk taken by the insurer and taking into account various risk factors such as asset risk, credit risk, underwriting risk, interest rate risk and other relevant business risks. The NAIC model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital decreases relative to its RBC, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. This calculation is performed on a calendar year basis, and at December 31, 2014, each of our insurance companies all maintained an RBC level that was in excess of an amount that would require any corrective actions on their part.

FIRST ACCEPTANCE CORPORATION 10-K

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

At December 31, 2014, FAIC’s total adjusted capital was 5.0 times its authorized control level RBC, requiring no corrective action on FAIC’s part. Likewise, at December 31, 2014, FAIC-GA and FAIC-TN had total adjusted capital of 3.6 and 5.6, respectively, times their authorized control level RBC.

IRIS Ratios. The NAIC Insurance Regulatory Information System, or “IRIS,” is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates thirteen key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the defined range for IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound insurance companies to have several ratios with results outside the defined ranges.

At December 31, 2014, two of our three insurance company subsidiaries had one IRIS ratio outside the defined ranges and one had two ratios outside the defined range. We do not anticipate that these unusual values will require any regulatory attention.

Employees

At December 31, 2014, we had approximately 1,100 employees. Our employees are not covered by any collective bargaining agreements.

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

Website

We maintain a website at the following address: www.acceptanceinsurance.com. The information on the Company’s website is not incorporated by reference in this report. We make available on or through our website certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K, and any amendments to these reports. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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

Our reliance on leased retail locations and a call center staffed by employee-agents results in a cost structure that has a high proportion of fixed costs as compared with other more traditional insurers. In times of increasing sales volume, our acquisition cost per policy decreases, improving our expense ratio, which we believe is one of the significant advantages of our business model. However, in times of declining sales volume, the opposite occurs. Decreases in our sales volume, without corresponding decreases in our costs, would adversely impact our results of operations and profitability.

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

In Florida, Georgia, and other states where we have substantial operations, the judicial climate, case law or statutory framework are often viewed as unfavorable toward an insurer in litigation brought against it by policyholders and third-party claimants. This tends to increase our exposure to extra-contractual losses, or monetary damages beyond policy limits, in what are known as “bad faith” claims, for which reinsurance may be unavailable. Such claims may result in losses which could have a material adverse effect on our results of operations and financial condition.

Our investment portfolio may suffer reduced returns or other-than-temporary impairment losses, which could reduce our profitability.

Our results of operations depend, in part, on the performance of our investment portfolio. At December 31, 2014, the majority of our investments available-for-sale portfolio was invested either directly or indirectly in marketable, investment-grade debt securities and mutual funds, and included U.S. government securities, municipal bonds, corporate bonds and collateralized mortgage obligations. Declines in interest rates over the past few years have reduced the available returns on the reinvestment of securities in the portfolio as they mature or are redeemed. However, as rates have declined, the fair value of debt securities has increased above its amortized cost resulting in net unrealized gains on debt securities. Such gains are recognized in other comprehensive income and increased our stockholders’ equity. At December 31, 2014, the fair value of our investment portfolio exceeded the amortized cost by approximately $6.0 million. An increase in interest rates could reduce the fair value of our investments in debt securities. At December 31, 2014, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities portfolio would have resulted in an estimated decrease in fair value of 4.9%, or approximately $5.6 million. In response to the decline in interest rates, we have also made certain “Other Investments” that are not readily marketable and have restrictions as to their redemption.  Defaults by third parties who fail to pay or perform obligations could reduce our investment income and could also result in investment losses to our portfolio. See “Critical Accounting Estimates – Investments” in Item 7 of this report and Note 3 to our consolidated financial statements regarding determination of other-than-temporary impairment losses on investment securities and for further information about our “Other Investments.”

Our business may be adversely affected by negative developments in the states in which we operate.

We currently operate in 13 states located primarily in the Southeastern and Midwestern United States. For the year ended December 31, 2014, approximately 76% of our premiums earned were generated from insurance policies written in six states. Our revenues and profitability are affected by prevailing economic, demographic, regulatory, competitive and other conditions in the states in which we operate. Changes in any of these conditions could make it more costly or difficult for us to conduct business. Adverse regulatory developments, which could include reductions in the maximum rates permitted to be charged, restrictions on rate increases, fundamental changes to the design or implementation of the automobile insurance regulatory framework, or economic conditions that result in fewer customers purchasing or maintaining insurance (or purchasing or maintaining reduced coverages), could reduce our revenues, increase our expenses or otherwise have a material adverse effect on our results of operations and financial condition. These developments could have a greater effect on us, as compared with more diversified insurers that also sell other types of automobile insurance products, write other additional lines of insurance coverages or whose premiums are not concentrated in a single line of insurance.

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

As automobile insurance industry practices and regulatory, judicial and consumer conditions change, litigation and unexpected and unintended issues related to claims, coverages and business practices may emerge. These issues can have an adverse effect on our business by subjecting us to liability, changing the way we price and market our products, extending coverage beyond our underwriting intent, requiring us to obtain additional licenses or increasing the size of claims. Examples of some issues include:

•	concerns over the use of an applicant’s insurance score or zip code as a factor in making risk selections and pricing decisions; and
•

plaintiffs targeting automobile insurers in putative class action litigation relating to sales and marketing practices and claims-handling practices, such as total loss evaluation methodology, the use of aftermarket (non-original equipment manufacturer) parts and the alleged diminution in value to insureds’ vehicles involved in accidents.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

Our holding company may in the future, rely in part, on receiving dividends from the insurance company subsidiaries to pay its obligations. State insurance laws limit the ability of our insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. These restrictions affect the ability of our insurance company subsidiaries to pay dividends to our holding company and may require our subsidiaries to obtain the prior approval of regulatory authorities, which could slow the timing of such payments or reduce the amount that can be paid. The limits on the amount of dividends that can be paid by our insurance company subsidiaries may affect the ability of our holding company to pay its obligations. The current dividend-paying ability of the insurance company subsidiaries is discussed in Note 17 to our consolidated financial statements.

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

Failure to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Any changes in existing RBC standards or minimum statutory capital and surplus requirements may require our insurance company subsidiaries to increase their statutory capital and surplus levels, which they may be unable to do. These calculations are performed on a calendar year basis, and at December 31, 2014, our insurance company subsidiaries maintained RBC levels in excess of an amount that would require any corrective actions on their part.

State regulators also screen and analyze the financial condition of insurance companies using the NAIC IRIS system. As part of IRIS, the NAIC database generates key financial ratio results obtained from an insurer’s annual statutory statements. A ratio result falling outside the defined range of IRIS ratios may result in further examination by a state regulator to determine if corrective action is necessary. At December 31, 2014, each of our three insurance company subsidiaries had IRIS ratios outside the defined ranges. We cannot assure you that regulatory authorities will not conduct any such examination of the financial condition of our insurance company subsidiaries, or of the outcome of any such investigation. See “Business – Regulatory Environment” in Item 1 of this report.

We rely on our information technology and communication systems, and the failure of these systems could materially adversely affect our business.

Our business is highly dependent on the proprietary integrated technology systems that enable timely and efficient communication and data sharing among the various segments of our integrated operations. These systems are used in all our operations, including price

FIRST ACCEPTANCE CORPORATION 10-K

quotation, policy issuance, customer service, underwriting, claims, accounting, communications, and the maintenance of our consumer-based website and mobile platform. We have a technical staff that develops, maintains and supports all elements of our technology infrastructure. However, disruption of power systems or communication systems or any failure of our systems could result in deterioration in our ability to respond to customers’ requests, write and service new business, and process claims in a timely manner. We believe we have appropriate types and levels of insurance to protect our real property, systems, and other assets. However, insurance does not provide full reimbursement for all losses, both direct and indirect, that may result from an event affecting our information technology and communication systems.

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

A single stockholder family has significant control over us, and his interests may differ from yours.

A single stockholder family, Gerald J. Ford, our former Chairman of the Board and his son, our current Chairman, together control approximately 59% of our outstanding common stock. Together, they have the power to control the election and removal of our directors. They would also have significant control over other matters requiring stockholder approval, including the approval of major corporate transactions and proposed amendments to our certificate of incorporation. This concentration of ownership may delay or prevent a change in control of the Company, as well as frustrate attempts to replace or remove current management, even when a change may be in the best interests of our other stockholders. Furthermore, their interests may not always coincide with the interests of the Company or other stockholders.

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

We may not be successful in integrating any acquisitions into our operations, which could harm our financial results.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

FIRST ACCEPTANCE CORPORATION 10-K

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

We may increase our deferred tax asset valuation allowance or write-off intangible assets.

Our consolidated balance sheet at December 31, 2014 contained a net deferred tax asset of $16.5 million. Realization of this asset is dependent upon our generation of sufficient taxable income in the future. If circumstances change, and we no longer believe that it is more likely than not that our future taxable income will be sufficient to recover the deferred tax asset, an increase in our deferred tax valuation allowance may occur. The amount of any increase in our deferred tax valuation allowance could have a material adverse effect on our results of operations in the period in which any write-off occurs.

As a result of purchase accounting from a business combination transaction, our consolidated balance sheet at December 31, 2014 contained intangible assets designated as other identifiable intangible assets totaling $4.8 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

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

We and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business, including those which arise out of or are related to the handling of claims made in connection with our insurance policies and claims handling. The plaintiffs in some of these lawsuits have alleged bad faith or extra-contractual damages, and some have sought punitive damages or class action status. We believe that the resolution of these legal actions will not have a material adverse effect on our financial condition or results of operations. However, the ultimate outcome of these matters is uncertain. See Note 15 to our consolidated financial statements for further information about legal proceedings.

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

	Price Range
	High	Low
Year Ended December 31, 2013
First Quarter	$1.40	$1.13
Second Quarter	1.92	1.12
Third Quarter	2.24	1.52
Fourth Quarter	2.29	1.45
Year Ended December 31, 2014
First Quarter	$2.95	$2.20
Second Quarter	2.73	2.09
Third Quarter	2.80	2.20
Fourth Quarter	2.63	2.18

The closing price of our common stock on March 9, 2015 was $2.44.

Holders

According to the records of our transfer agent, there were approximately 373 holders of record of our common stock on March 9, 2015, including record holders such as banks and brokerage firms who hold shares for beneficial holders, and 41,015,927 shares of our common stock were outstanding.

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

Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by us of our common stock during the periods indicated. We repurchased 980 shares from employees during the three months ended December 31, 2014 to cover payroll withholding taxes in connection with the vesting of restricted common stock.

Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014	October 31, 2014	—	—	—	—
November 1, 2014	November 30, 2014	980	$2.30	—	—
December 1, 2014	December 31, 2014	—	—	—	—
Total		980	$2.30	—	—

FIRST ACCEPTANCE CORPORATION 10-K

Item 6.	Selected Financial Data

The following tables provide selected historical consolidated financial and operating data of the Company at the dates and for the periods indicated. In conjunction with the data provided in the following tables and in order to more fully understand our historical consolidated financial and operating data, you should also read our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included in this report. On November 15, 2011, our Board of Directors approved a change in fiscal year end from June 30 to December 31, effective December 31, 2011. As a result of this change, a Form 10-K was previously filed including financial information for the six-month transition period from July 1, 2011 to December 31, 2011. The comparative financial information provided for the six months ended December 31, 2010 and the year ended December 31, 2011 presented below is unaudited and includes all normal recurring adjustments necessary for a fair statement of the results for the respective period. We derived our selected historical consolidated financial data at December 31, 2014, 2013 and 2012 and for the years then ended from our consolidated financial statements included in this report. We derived our selected historical consolidated financial data at December 31, 2011, June 30, 2011 and 2010 and for the years ended June 30, 2011 and 2010 from our consolidated financial statements which are not included in this report. The results for past periods are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,				Six Months Ended December 31,		Year Ended June 30,
	2014	2013	2012	2011	2011	2010	2011	2010
Statement of Operations Data:			(in thousands, except per share data)
Revenues:
Premiums earned	$218,315	$199,700	$185,644	$167,224	$80,637	$86,454	$173,041	$187,046
Commission and fee income	39,733	35,125	32,574	29,911	14,769	14,341	29,483	28,852
Investment income	5,123	5,716	6,599	8,064	3,930	4,261	8,395	7,958
Net realized gains (losses) on investments, available-for-sale	23	(29)	3,242	(161)	(232)	(256)	(185)	(683)
	263,194	240,512	228,059	205,038	99,104	104,800	210,734	223,173
Costs and expenses:
Losses and loss adjustment expenses	161,302	142,839	148,223	129,525	65,753	65,395	129,167	126,995
Insurance operating expenses	87,515	82,822	82,127	79,075	38,154	36,901	77,822	79,833
Other operating expenses	996	987	922	1,185	494	678	1,369	2,233
Litigation settlement	—	—	—	(4)	—	(5)	(9)	(361)
Stock-based compensation	185	243	604	804	171	365	998	1,048
Depreciation and amortization	1,767	2,053	2,203	1,415	751	941	1,605	2,013
Interest expense	1,706	1,738	3,025	3,928	1,980	1,982	3,930	3,931
Goodwill and intangible assets impairment	—	—	—	73,524	21,090	—	52,434	—
	253,471	230,682	237,104	289,452	128,393	106,257	267,316	215,692
Income (loss) before income taxes	9,723	9,830	(9,045)	(84,414)	(29,289)	(1,457)	(56,582)	7,481
Provision (benefit) for income taxes (1)	(18,345)	650	(5)	105	148	241	198	441
Net income (loss)	$28,068	$9,180	$(9,040)	$(84,519)	$(29,437)	$(1,698)	$(56,780)	$7,040
Per Share Data:
Net income (loss) per share:
Basic	$0.68	$0.22	$(0.22)	$(1.76)	$(0.62)	$(0.04)	$(1.18)	$0.15
Diluted	$0.68	$0.22	$(0.22)	$(1.76)	$(0.62)	$(0.04)	$(1.18)	$0.15
Number of shares used to calculate net income (loss) per share:
Basic	40,985	40,930	40,861	47,979	47,707	48,087	48,171	47,961
Diluted	41,283	41,092	40,861	47,979	47,707	48,087	48,171	48,418

FIRST ACCEPTANCE CORPORATION 10-K

	December 31,				June 30,
	2014	2013	2012	2011	2011	2010
Balance Sheet Data:
Cash and invested assets	$238,044	$209,794	$198,150	$196,576	$216,120	$222,734
Total assets	328,575	273,707	262,303	256,233	295,255	355,263
Loss and loss adjustment expense reserves	96,613	84,286	79,260	69,436	68,424	73,198
Debentures payable	40,341	40,301	40,261	40,221	40,201	40,161
Total liabilities	221,611	196,775	189,510	173,504	173,027	178,073
Total stockholders’ equity	106,964	76,932	72,793	82,729	122,228	177,190
Book value per common share	$2.61	$1.88	$1.78	$2.02	$2.52	$3.65
(1)	The provision (benefit) for income taxes for the year ended December 31, 2014 includes a decrease in the valuation allowance for the deferred tax asset of $22.4 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At March 10, 2015, we leased and operated 355 retail locations (or “stores”) and a call center staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary insurance product providing personal property and liability coverage for renters underwritten by us. In addition, select retail locations in highly competitive markets in Illinois and Texas offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers. At March 10, 2015, we wrote non-standard personal automobile insurance in 13 states (Virginia commenced in January 2015) and were licensed in 12 additional states.

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Year Ended December 31,
	2014	2013
Retail locations – beginning of period	360	369
Opened	4	—
Closed	(8)	(9)
Retail locations – end of period	356	360

The following table shows the number of our retail locations by state.

	December 31,
	2014	2013	2012
Alabama	24	24	24
Florida	31	30	30
Georgia	60	60	60
Illinois	60	61	63
Indiana	17	17	17
Mississippi	7	7	7
Missouri	10	11	11
Ohio	27	27	27
Pennsylvania	15	16	16
South Carolina	25	25	26
Tennessee	22	19	19
Texas	58	63	69
Total	356	360	369

FIRST ACCEPTANCE CORPORATION 10-K

Consolidated Results of Operations

Overview

Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses.

The following table presents selected financial data for our insurance operations and real estate and corporate segments (in thousands).

	Year Ended December 31,
	2014	2013	2012
Revenues:
Insurance	$263,133	$240,460	$227,966
Real estate and corporate	61	52	93
Consolidated total	$263,194	$240,512	$228,059
Income (loss) before income taxes:
Insurance	$12,549	$12,748	$(4,588)
Real estate and corporate	(2,826)	(2,918)	(4,457)
Consolidated total	$9,723	$9,830	$(9,045)

Our insurance operations generate revenues primarily from selling, servicing and underwriting non-standard personal automobile insurance policies and related products in 13 states. We conduct our underwriting operations through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:

•	premiums earned, including policy and renewal fees, from sales of policies written and assumed by our insurance company subsidiaries;
•

commission and fee income, including installment fees on policies written, agency fees and commissions and fees for other ancillary products and policies sold on behalf of third-party insurance carriers; and

•	investment income earned on the invested assets of the insurance company subsidiaries.

The following table presents gross premiums earned by state (in thousands). Driven by improvements in sales execution, a higher percentage of full coverage policies sold and rate increases taken in most states, net premiums earned for the year ended December 31, 2014 increased 9.3% compared with the same period in the prior year.

	Year Ended December 31,
	2014	2013	2012
Premiums earned:
Georgia	$40,792	$37,957	$38,500
Florida	33,519	30,517	26,744
Texas	28,017	24,051	22,481
Ohio	22,315	18,225	15,788
Alabama	21,717	20,978	17,157
Illinois	20,552	20,200	21,896
South Carolina	16,407	15,301	12,637
Tennessee	12,748	12,334	11,819
Pennsylvania	8,426	8,624	8,301
Indiana	6,155	5,218	4,703
Missouri	4,902	3,778	3,172
Mississippi	3,030	2,718	2,638
Total gross premiums earned	218,580	199,901	185,836
Premiums ceded	(265)	(201)	(192)
Total net premiums earned	$218,315	$199,700	$185,644

FIRST ACCEPTANCE CORPORATION 10-K

The following table presents the change in the total number of policies in force (“PIF”) for the insurance operations. PIF increases as a result of new policies issued and decreases as a result of policies that are canceled or expire and are not renewed. At December 31, 2014, PIF was 14.4% higher than at the same date in the prior year.

	Year Ended December 31,
	2014	2013	2012
Policies in force – beginning of period	143,077	145,938	141,862
Net increase (decrease) during period	20,635	(2,861)	4,076
Policies in force – end of period	163,712	143,077	145,938

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

Expense Ratio - Expense ratio is the ratio (expressed as a percentage) of insurance operating expenses (including depreciation and amortization) to net premiums earned. Insurance operating expenses are reduced by commission and fee income. This is a measurement that illustrates relative management efficiency in administering our operations.

Combined Ratio - Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, an insurance company cannot be profitable without sufficient investment income.

The following table presents the loss, expense and combined ratios for our insurance operations.

	Year Ended December 31,
	2014	2013	2012
Loss	73.9%	71.5%	79.8%
Expense	22.7%	24.9%	27.9%
Combined	96.6%	96.4%	107.7%

Operational Initiatives

Since the beginning of 2012, we renewed our focus on improving the customer experience and value through several initiatives. Through February 2015, our progress has included:

•	investment in our sales organization to improve the quality and consistency of the customer experience in our retail stores;
•	continued development and consolidation of our “Acceptance” brand;
•	development of electronic signature capabilities, thereby enabling customers to receive quotes and bind policies over the phone and through our website and mobile platform;
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

•	continued expansion of our call center staff and capabilities to meet increasing customer demand;
•	launch and expansion of complementary insurance products including, renters, term life, and third party homeowners and commercial automobile;
•	continued broadening of our auto insurance product offering to meet diverse customer needs and financial constraints;
•	expansion of our retail locations by opening our first new retail locations (Memphis, Tennessee and Lakeland, Florida) since 2008; and

FIRST ACCEPTANCE CORPORATION 10-K

•	expansion to a new market by launching call center and internet sales in Virginia, our first new state since 2005.

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

The invested assets of the insurance company subsidiaries consist substantially of marketable, investment grade debt securities, and include U.S. government securities, municipal bonds, corporate bonds, mutual funds and collateralized mortgage obligations (“CMOs”), in addition to some recent investments made into limited partnership interests and a real estate investment trust. Investment income is comprised primarily of interest earned on these securities, net of related investment expenses. Although investments are generally purchased with the intention to hold them until maturity, realized gains and losses could occur from time to time as changes are made to our holdings based upon changes in interest rates or the credit quality of specific securities.

The value of our consolidated available-for-sale investment portfolio was $125.1 million at December 31, 2014 and consisted of fixed maturity securities, preferred stock and investments in mutual funds, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At December 31, 2014, we had gross unrealized gains of $6.7 million and gross unrealized losses of $0.7 million in our consolidated investments available-for-sale portfolio.

At December 31, 2014, 94% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

The following table summarizes our investments available-for-sale at December 31, 2014 (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$8,039	$277	$(26)	$8,290
State	698	27	—	725
Political subdivisions	500	6	—	506
Revenue and assessment	14,856	1,522	(18)	16,360
Corporate bonds	73,051	2,698	(630)	75,119
Collateralized mortgage obligations:
Agency backed	4,647	160	—	4,807
Non-agency backed – residential	3,513	624	—	4,137
Non-agency backed – commercial	2,414	664	—	3,078
Total fixed maturities, available-for-sale	107,718	5,978	(674)	113,022
Preferred stock, available-for-sale	1,500	267	—	1,767
Mutual funds, available-for-sale	9,901	403	(8)	10,296
	$119,119	$6,648	$(682)	$125,085

FIRST ACCEPTANCE CORPORATION 10-K

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Consolidated Results

Revenues for the year ended December 31, 2014 increased 9% to $263.2 million from $240.5 million in the prior year. Income before income taxes for the year ended December 31, 2014 was $9.7 million, compared with income before income taxes of $9.8 million for the year ended December 31, 2013. The income before income taxes for the year ended December 31, 2014 included favorable development of $4.9 million for losses occurring in prior fiscal years, while the income before income taxes for the year ended December 31, 2013 included favorable development of $3.0 million for losses occurring in prior fiscal years. Net income for the year ended December 31, 2014 was $28.1 million, compared with net income of $9.2 million for the year ended December 31, 2013. The provision (benefit) for income taxes for the year ended December 31, 2014 includes a decrease in the valuation allowance for the deferred tax asset of $22.4 million. Basic and diluted net income per share were $0.68, for the year ended December 31, 2014, compared with basic and diluted net income per share of $0.22 for the year ended December 31, 2013.

Insurance Operations

Revenues from insurance operations were $263.1 million for the year ended December 31, 2014, compared with $240.5 million for the year ended December 31, 2013. Income before income taxes from insurance operations for the year ended December 31, 2014 was $12.5 million, compared with income before income taxes from insurance operations of $12.7 million for the year ended December 31, 2013.

Premiums Earned

Premiums earned increased by $18.6 million, or 9%, to $218.3 million for the year ended December 31, 2014, from $199.7 million for the year ended December 31, 2013. This improvement was primarily due to an increase in PIF from 143,077 at December 31, 2013 to 163,712 at December 31, 2014, in addition to a higher percentage of full coverage policies sold and our recent pricing actions which have increased our average premium per policy.

Commission and Fee Income

Commission and fee income increased 13% to $39.7 million for the year ended December 31, 2014, from $35.1 million for the year ended December 31, 2013. This increase in commission and fee income was a result of higher fee income related to commissionable ancillary products sold and the increase in PIF noted above.

Investment Income

Investment income decreased to $5.1 million during the year ended December 31, 2014 from $5.7 million during the year ended December 31, 2013. This decrease in investment income was primarily a result of the lower returns on reinvested fixed maturities and from other investments. At December 31, 2014 and 2013, the tax-equivalent book yields for our fixed maturities and cash equivalents portfolio were 2.8% and 2.9%, respectively, with effective durations of 3.10 and 3.17 years, respectively.

Net Realized Gains (Losses) on Investments, Available-for-Sale

Net realized gains on investments, available-for-sale during the year ended December 31, 2014 included $23 thousand of net realized gains on redemptions. Net realized losses on investments, available-for-sale during the year ended December 31, 2013 included $61 thousand of charges related to OTTI on certain non-agency backed CMOs offset by $32 thousand of net realized gains on redemptions.

Loss and Loss Adjustment Expenses

The loss ratio was 73.9% for the year ended December 31, 2014, compared with 71.5% for the year ended December 31, 2013. We experienced favorable development related to prior fiscal years of $4.9 million for the year ended December 31, 2014, compared with favorable development of $3.0 million for the year ended December 31, 2013. The favorable loss development for the year ended December 31, 2014 was primarily related to bodily injury claims occurring in accident years 2010 through 2013. The favorable loss development for the year ending December 31, 2013 was primarily related to bodily injury claims occurring in accident years 2010 through 2012, partially offset by unfavorable loss and loss adjustment expense development on Florida personal injury protection claims.

FIRST ACCEPTANCE CORPORATION 10-K

Excluding the development related to prior fiscal years, the loss ratios for the years ended December 31, 2014 and 2013 were 76.1% and 73.0%, respectively. The year-over-year increase in the loss ratio was primarily due to an increase in claim frequency across multiple coverages.

Operating Expenses

Insurance operating expenses increased 6% to $87.6 million for the year ended December 31, 2014 from $82.8 million for the year ended December 31, 2013. The increase was primarily attributable to additional variable costs associated with higher PIF, as well as additional salaries and benefits for the sales organization.

The expense ratio was 22.7% for the year ended December 31, 2014, compared with 24.9% for the year ended December 31, 2013. The year-over-year decrease in the expense ratio was primarily due to the increase in premiums earned which resulted in a lower percentage of fixed expenses in our retail operations (such as rent and base salary).

Overall, the combined ratio increased to 96.6% for the year ended December 31, 2014 from 96.4% for the year ended December 31, 2013.

Provision (Benefit) for Income Taxes

The benefit for income taxes was $18.3 million for the year ended December 31, 2014, compared with a provision for income taxes of $0.7 million at the year ended December 31, 2013. The benefit for income taxes for the year ended December 31, 2014 included a decrease in the valuation allowance for the deferred tax asset of $22.4 million resulting from a change in management’s judgment regarding the realizability of the deferred tax asset. A valuation allowance is established to reduce the deferred tax asset to the amount that is more likely than not to be realized. In assessing our ability to support the realizability of our deferred tax asset, we consider both positive and negative evidence and we place greater weight on historical results rather than on our outlook for future profitability. In recent years, the Company incurred losses resulting in a source of negative evidence. With the conclusion of 2014, the Company’s historical results now reflect a twelve quarter cumulative taxable income which management considered to be a trend of positive evidence in accessing the realizability of its deferred tax asset. Based on this fact and our outlook for future profitability, the deferred tax asset valuation allowance was adjusted this period and resulted in the aforementioned income tax benefit. A valuation allowance of $1.8 million remains at December 31, 2014 for certain amounts that are not more likely than not expected to be realized. The provision for income taxes for the year ended December 31, 2013 related to current state income taxes for certain subsidiaries with taxable income.

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the year ended December 31, 2014 was $2.8 million, compared with a loss from real estate and corporate operations before income taxes of $2.9 million for the year ended December 31, 2013. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $1.7 million of interest expense during both the years ended December 31, 2014 and 2013 related to the debentures issued in June 2007. For additional information, see “Liquidity and Capital Resources” in Item 7 of this report.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

FIRST ACCEPTANCE CORPORATION 10-K

Operating Expenses

Insurance operating expenses increased 1% to $82.8 million for the year ended December 31, 2013 from $82.1 million for the year ended December 31, 2012. The increase was primarily a result of additional advertising costs and management performance bonuses incurred.

The expense ratio was 24.9% for the year ended December 31, 2013, compared with 27.9% for the year ended December 31, 2012. The year-over-year decrease in the expense ratio was primarily due to the increase in premiums earned which resulted in a lower percentage of fixed expenses in our retail operations (such as rent and base salary).

Overall, the combined ratio decreased to 96.4% for the year ended December 31, 2013 from 107.7% for the year ended December 31, 2012.

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

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash provided by operating activities for the year ended December 31, 2014 was $27.0 million, compared with net cash provided by operating activities of $17.8 million for the year ended December 31, 2013. This increase was primarily as a result of the increase in net income and in policy liabilities for losses and unearned premiums as a result of the increase in premiums written. Net cash provided by investing activities for the year ended December 31, 2014 was $3.3 million, compared with net cash used in investing activities of $4.9 million for the year ended December 31, 2013. The year ended December 31, 2014 included net reductions to our investment portfolio of $4.5 million, while the prior year included net additions to our investment portfolio of $4.0 million. The net reductions in the current year were primarily the result of maturities and redemptions in excess of purchases.  Investing activities during the year ended December 31, 2014 also included capital expenditures primarily related to system enhancements of $1.4 million as compared to $0.9 million of the same in the prior year.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products and policies on behalf of third-party carriers. If necessary and available subject to state law limitations, the holding company may receive dividends from our insurance company subsidiaries. To a lesser extent, the holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At December 31, 2014, we had $15.7 million remaining available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.

The holding company has debt service requirements related to the debentures payable. The debentures are interest-only and mature in full in July 2037. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points, resetting quarterly). The interest rate related to the debentures was 3.983% for the period from November 2014 to January 2015 and reset to 4.005% for February 2015 through April 2015.

FIRST ACCEPTANCE CORPORATION 10-K

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At December 31, 2014, our insurance company subsidiaries could pay $2.0 million in ordinary dividends without prior regulatory approval.

The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratios for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus were 2.38-to-1 at December 31, 2014. Based on our current forecast on a combined basis, we anticipate that our risk-based capital levels will be adequate and that our ratio of net premiums written to statutory capital and surplus will not exceed the 3-to-1 statutory guideline for the reasonably foreseeable future. We therefore believe that our insurance company subsidiaries have sufficient statutory capital and surplus available to support their net premium writings in this time frame.

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

Contractual Obligations

The following table summarizes our contractual obligations by period at December 31, 2014 (in thousands).

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Net loss and loss adjustment expense reserves (1)	$96,251	$64,267	$27,044	$4,205	$735
Debentures payable (2)	79,228	1,652	3,303	3,303	70,970
Operating leases (3)	13,344	6,819	5,420	748	357
Total contractual cash obligations	$188,823	$72,738	$35,767	$8,256	$72,062
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

(2)	Payments due by period assume a contractual variable interest rate of LIBOR plus 375 basis points, or 4.005% at January 31, 2015.
(3)	Consists primarily of rental obligations under real estate leases related to our retail locations and corporate offices.

Trust Preferred Securities

On June 15, 2007, First Acceptance Statutory Trust I (“FAST I”), our wholly-owned unconsolidated subsidiary trust entity, completed a private placement whereby FAST I issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,240 shares of common securities to us, also at $1,000 per share. FAST I used the proceeds from the sale of the preferred securities to purchase $41.2 million of junior subordinated debentures from us. The debentures will mature on July 30, 2037 and are redeemable by the Company in whole or in part beginning on July 30, 2012, at which time the preferred securities are callable. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points, resetting quarterly). The interest rate related to the debentures was 3.983% for the period from November 2014 to January 2015 and reset to 4.005% for February 2015 through April 2015. The obligations of the Company under the junior subordinated debentures represent full and unconditional guarantees by the Company of FAST I’s obligations for the preferred securities. Dividends on the preferred securities are cumulative, payable quarterly in arrears and are deferrable at the Company’s option for up to five years. The dividends on these securities, which have not been deferred, are the same as the interest on the debentures. The Company cannot pay dividends on its common stock during any such deferments. FAST I does not meet the requirements for consolidation of FASB ASC 810, Consolidation.

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

The following table summarizes the estimated effects of hypothetical increases and decreases in interest rates resulting from parallel shifts in market yield curves on our fixed maturities portfolio (in thousands). It is assumed that the effects are realized immediately upon the change in interest rates. The hypothetical changes in market interest rates do not reflect what could be deemed best or worst case scenarios. Variations in market interest rates could produce significant changes in the timing of repayments due to prepayment options available. For these and other reasons, actual results might differ from those reflected in the table.

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturities portfolio	$118,558	$115,803	$113,022	$110,239	$107,457	$101,897

The following table provides information about our fixed maturity investments at December 31, 2014 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and OTTI) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date

FIRST ACCEPTANCE CORPORATION 10-K

depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2015	$15,902	$—	$—	$15,902
2016	8,651	1,025	—	9,676
2017	5,896	6,575	—	12,471
2018	5,065	3,000	—	8,065
2019	6,932	2,000	—	8,932
Thereafter	29,020	23,311	—	52,331
Total	$71,466	$35,911	$—	$107,377
Fair value	$76,942	$36,080	$—	$113,022

On June 15, 2007, our wholly-owned unconsolidated trust entity, FAST I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points, resetting quarterly). The interest rate related to the debentures was 3.983% for the period from November 2014 to January 2015 and reset to 4.005% for February 2015 through April 2015. Interest rates on these debentures therefore will reset quarterly based on changes in the Three-Month LIBOR rate.

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment in any one investment, excluding U.S. government and agency securities, is our investment in a single mutual fund with a fair value of $7.9 million, or 6% of our investments, available-for-sale, portfolio. Our five largest investments make up 17% of our investments, available-for-sale, portfolio.

The following table presents the underlying ratings of our fixed maturities portfolio by nationally recognized statistical rating organizations at December 31, 2014 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$4,991	5%	$5,133	5%
AA+, AA, AA-	40,734	38%	41,686	37%
A+, A, A-	43,037	40%	45,186	40%
BBB+, BBB, BBB-	12,540	12%	13,322	12%
Total investment grade	101,302	95%	105,327	94%

Not rated	2,639	2%	2,787	2%

B+, B, B-	557	1%	599	0%
CCC+, CCC, CCC-	1,341	1%	1,711	2%
CC+, CC, CC-	460	0%	789	1%
C+, C, C-	905	1%	1,273	1%
D	514	0%	535	0%
Total non-investment grade	3,777	3%	4,907	4%
Total	$107,718	100%	$113,022	100%

The mortgage industry has experienced a significant number of delinquencies and foreclosures, particularly among lower quality exposures (“sub-prime” and “Alt-A”). As a result of these delinquencies and foreclosures, many CMOs with underlying sub-prime and Alt-A mortgages as collateral experienced significant declines in fair value. At December 31, 2014, our fixed maturity portfolio included three CMOs having sub-prime exposure with a fair value of $1.0 million and no exposure to Alt-A investments.

FIRST ACCEPTANCE CORPORATION 10-K

Item 8.	Financial Statements and Supplementary Data

FIRST ACCEPTANCE CORPORATION 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Acceptance Corporation

We have audited the accompanying consolidated balance sheets of First Acceptance Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Acceptance Corporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Acceptance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 10, 2015

FIRST ACCEPTANCE CORPORATION 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Acceptance Corporation

We have audited First Acceptance Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting listed as item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Acceptance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Acceptance Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 10, 2015

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Investments, available-for-sale at fair value (amortized cost of $119,119 and $126,873, respectively)	$125,085	$130,248
Cash and cash equivalents	102,429	72,033
Premiums and fees receivable, net of allowance of $392 and $311, respectively	56,344	46,228
Deferred tax asset, net	16,521	—
Other investments	10,530	7,513
Other assets	6,234	6,471
Property and equipment, net	3,173	3,512
Deferred acquisition costs	3,459	2,902
Identifiable intangible assets	4,800	4,800
TOTAL ASSETS	$328,575	$273,707
LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$96,613	$84,286
Unearned premiums and fees	67,942	55,983
Debentures payable	40,341	40,301
Other liabilities	16,715	16,205
Total liabilities	221,611	196,775
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 41,016 and 40,983 shares issued and outstanding, respectively	410	410
Additional paid-in capital	457,242	456,993
Accumulated other comprehensive income, net of tax of $923 and $0, respectively	5,090	3,375
Accumulated deficit	(355,778)	(383,846)
Total stockholders’ equity	106,964	76,932
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$328,575	$273,707

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Premiums earned	$218,315	$199,700	$185,644
Commission and fee income	39,733	35,125	32,574
Investment income	5,123	5,716	6,599
Net realized gains (losses) on investments, available-for-sale (includes $23, $(29) and $3,242, respectively, of accumulated other comprehensive income reclassifications for unrealized gains (losses))	23	(29)	3,242
	263,194	240,512	228,059
Costs and expenses:
Losses and loss adjustment expenses	161,302	142,839	148,223
Insurance operating expenses	87,515	82,822	82,127
Other operating expenses	996	987	922
Stock-based compensation	185	243	604
Depreciation and amortization	1,767	2,053	2,203
Interest expense	1,706	1,738	3,025
	253,471	230,682	237,104

Income (loss) before income taxes	9,723	9,830	(9,045)
Provision (benefit) for income taxes (includes $8, $(10) and $1,135, respectively, of income tax expense/benefit from reclassification items)	(18,345)	650	(5)
Net income (loss)	$28,068	$9,180	$(9,040)

Net income (loss) per share:
Basic	$0.68	$0.22	$(0.22)
Diluted	$0.68	$0.22	$(0.22)
Number of shares used to calculate net income (loss) per share:
Basic	40,985	40,930	40,861
Diluted	41,283	41,092	40,861

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$28,068	$9,180	$(9,040)
Unrealized change in investments (net of tax of $923, $0 and $0, respectively)	1,715	(5,329)	(1,546)
Comprehensive income (loss)	$29,783	$3,851	$(10,586)

Detail of net realized gains (losses) on investments, available-for-sale:
Net realized gains on sales and redemptions	$23	$32	$3,265

OTTI charges reclassified from other comprehensive income (loss)	—	(61)	(23)
OTTI charges recognized in net income (loss)	—	(61)	(23)
Net realized gains (losses) on investments, available-for-sale	$23	$(29)	$3,242

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balances at December 31, 2011	40,928	$409	$456,056	$10,250	$(383,986)	$82,729
Net income	—	—	—	—	(9,040)	(9,040)
Net unrealized change on investments (net of tax of $0)	—	—	—	(1,546)	—	(1,546)
Forfeitures and repurchases of restricted common stock.	(6)	—	(6)	—	—	(6)
Stock-based compensation	—	—	604	—	—	604
Issuance of shares under Employee Stock Purchase Plan	40	1	51	—	—	52
Balances at December 31, 2012	40,962	410	456,705	8,704	(393,026)	72,793
Net income	—	—	—	—	9,180	9,180
Net unrealized change on investments (net of tax of $0)	—	—	—	(5,329)	—	(5,329)
Forfeitures and repurchases of restricted common stock	(19)	(1)	(6)	—	—	(7)
Stock-based compensation	5	—	243	—	—	243
Issuance of shares under Employee Stock Purchase Plan	35	1	51	—	—	52
Balances at December 31, 2013	40,983	410	456,993	3,375	(383,846)	76,932
Net income	—	—	—	—	28,068	28,068
Net unrealized change on investments (net of tax of $923)	—	—	—	1,715	—	1,715
Forfeitures and repurchases of restricted common stock	(4)	—	(10)	—	—	(10)
Stock-based compensation	6	—	185	—		185
Issuance of shares under Employee Stock Purchase Plan	31	—	74	—	—	74
Balances at December 31, 2014	41,016	$410	$457,242	$5,090	$(355,778)	$106,964

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$28,068	$9,180	$(9,040)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1,767	2,053	2,203
Stock-based compensation	185	243	604
Deferred income taxes	(19,223)	(2)	3
Other-than-temporary impairment on investment securities	—	61	23
Net realized gains on sales and redemptions of investments	(23)	(32)	(3,265)
Investment income and equity in earnings from other investments	(85)	(399)	—
Other	224	280	330
Change in:
Premiums and fees receivable	(10,197)	(937)	(3,915)
Loss and loss adjustment expense reserves	12,327	5,026	9,824
Unearned premiums and fees	11,959	891	4,628
Other	2,007	1,391	2,409
Net cash provided by operating activities	27,009	17,755	3,804
Cash flows from investing activities:
Purchases of investments, available-for-sale	(12,314)	(18,616)	(33,174)
Purchases of other investments	(3,080)	(7,139)	—
Maturities and redemptions of investments, available-for-sale	19,941	21,769	41,969
Sales of investments, available-for-sale	—	—	26,343
Capital expenditures	(1,427)	(914)	(3,603)
Other	193	23	(1)
Net cash provided by (used in) investing activities	3,313	(4,877)	31,534
Cash flows from financing activities:
Net proceeds from issuance of common stock	74	51	52
Other	—	—	(37)
Net cash provided by financing activities	74	51	15

Net increase in cash and cash equivalents	30,396	12,929	35,353
Cash and cash equivalents, beginning of year	72,033	59,104	23,751
Cash and cash equivalents, end of year	$102,429	$72,033	$59,104

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

Investments

Investments, available-for-sale at fair value, include bonds with fixed principal payment schedules and mortgage-backed securities which are amortized using the retrospective method. These securities and investments in mutual funds are carried at fair value with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported in other comprehensive income (loss).

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of bank demand deposits and highly-liquid investments including overnight collateralized repurchase agreements. All investments with maturities of three months or less at the date of purchase are considered cash equivalents.

Other Investments

Other investments consist of limited partnership interests and an investment in the common stock of a real estate investment trust (“REIT”).  Limited partnership interests are recorded at net asset value or the equity method of accounting if the Company is deemed to have significant influence as a result of its ownership percentage. Based on the underlying investments of the limited partnerships, their carrying value approximates fair value. Valuations are based upon the GAAP financial statements of the partnerships which are required to be audited annually. The common stock of the REIT is recorded at a fair value with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported in other comprehensive income (loss).

The change in net asset value of limited partnership interests and any dividends paid by the REIT are recorded in investment income in the consolidated statements of comprehensive income (loss).

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

A valuation allowance for the deferred taxes is established based upon management’s estimate of whether it is more likely than not that the Company would not realize tax benefits in future periods to the full extent available. Changes in the valuation allowance are recognized in income during the period in which the circumstances that cause such a change in management’s estimate occur.

The Company accounts for income tax uncertainties under the provisions of FASB ASC 740, Income Taxes. The Company has recognized no additional liability or reduction in deferred tax assets for unrecognized tax benefits at December 31, 2014 and 2013. Any interest and penalties incurred in connection with income taxes are recorded as a component of the provision for income taxes. The Company is generally not subject to U.S. federal, state or local income tax examinations by tax authorities for taxable years prior to 2010.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Foreclosed Real Estate Held for Sale

Foreclosed real estate held for sale is recorded at the lower of cost or fair value less estimated costs to sell. The Company periodically reviews its portfolio of foreclosed real estate held for sale using current information including (i) independent appraisals, (ii) general economic factors affecting the area where the property is located, (iii) recent sales activity and asking prices for comparable properties and (iv) costs to sell and/or develop that would serve to lower the expected proceeds from the disposal of the real estate. Gains (losses) realized on liquidation are recorded directly to operations and included in revenues. Foreclosed real estate held for sale assets of $0.8 million at December 31, 2014 and 2013 are included within other assets in the accompanying consolidated balance sheets.

Deferred Acquisition Costs

Deferred acquisition costs include premium taxes and other variable underwriting and direct sales costs incurred in connection with writing successful new and renewal business. These costs are deferred and amortized over the policy period in which the related premiums are earned, to the extent that such costs are deemed recoverable from future unearned premiums and anticipated investment income. Advertising costs are expensed when incurred and are not a part of deferred acquisition costs. Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $11.4 million, $11.1 million and $11.4 million, respectively, and is included within insurance operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Identifiable Intangible Assets

Identifiable intangible assets are attributable to the Company’s insurance operations and were initially recorded at their estimated fair values at the date of acquisition. Identifiable intangible assets, primarily comprised of trade names, having an indefinite useful life, are not amortized for financial statement purposes. The Company performs required annual impairment tests of its identifiable intangible assets as of June 30th of each fiscal year. In the event that facts and circumstances indicate that the identifiable intangible assets may be impaired, an interim impairment test would be required.

The Company follows the guidelines of ASU 2012-02, Intangibles — Goodwill and Other (Topic 350), which allows companies to waive comparing the fair value of indefinite-lived intangible assets to their carrying amounts in assessing the recoverability of these assets if, based on qualitative factors, it is more likely than not that the fair value of the indefinite-lived intangible assets is greater than their carrying amounts.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, ASU No. 2014-09, “Revenue from Contracts with Customers”, that will supersede virtually all revenue recognition guidance in GAAP and International Financial Reporting Standards (“IFRS”). This guidance has an effective date for public companies for annual and interim periods beginning after December 15, 2016, with early adoption not permitted. The standard is intended to increase comparability across industries and jurisdictions. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The new standard will not change accounting guidance for insurance contracts. However, the Company is currently evaluating this guidance as it relates to non-insurance arrangements and any impact it will have on future consolidated financial statements. At this time the impact is unknown.

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

Supplemental Cash Flow Information

During the years ended December 31, 2014, 2013 and 2012, the Company paid $0.7 million, $0.5 million and $0.2 million, respectively, in income taxes and $1.7 million, $1.7 million and $3.0 million, respectively, in interest.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Level 2 -

Quoted market prices for similar assets or liabilities in active markets; quoted prices by independent pricing services for identical or similar assets or liabilities in markets that are not active; and valuations, using models or other valuation techniques that use observable market data. All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the market place.

Level 3 -

Instruments that use non-binding broker quotes or model driven valuations that do not have observable market data or those that are estimated based on an ownership interest to which a proportionate share of net assets is attributed.

The Company categorizes valuation methods used in its identifiable intangible assets impairment tests as Level 3. To determine the fair value of acquired trademarks and trade names, the Company uses the relief-from-royalty method, which requires the Company to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The Company also categorizes valuation methods used to fair value its investments in other investments as Level 3, since these investments have redemption and transfer restrictions and are therefore not readily marketable.

Fair Value of Financial Instruments

The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments, available-for-sale	$125,085	$125,085	$130,248	$130,248
Other investments	10,530	10,530	7,513	7,513
Liabilities:
Debentures payable	40,341	19,606	40,301	15,006

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company holds available-for-sale investments and other investments. Other investments include limited partnership interests which are carried at either net asset value or under the equity method which approximate fair value, and an investment in the common stock of a REIT. The following tables present the fair-value measurements for each major category of assets that are measured on a recurring basis (in thousands).

		Fair Value Measurements Using
December 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$8,290	$8,290	$—	$—
State	725	—	725	—
Political subdivisions	506	—	506	—
Revenue and assessment	16,360	—	16,360	—
Corporate bonds	75,119	—	75,119	—
Collateralized mortgage obligations:
Agency backed	4,807	—	4,807	—
Non-agency backed – residential	4,137	—	4,137	—
Non-agency backed – commercial	3,078	—	3,078	—
Total fixed maturities, available-for-sale	113,022	8,290	104,732	—
Preferred stock, available-for-sale	1,767	1,767	—	—
Mutual funds, available-for-sale	10,296	10,296	—	—
Total investments, available-for-sale	125,085	20,353	104,732	—
Other investments	10,530	—	—	10,530
Cash and cash equivalents	102,429	102,429	—	—
Total	$238,044	$122,782	$104,732	$10,530

		Fair Value Measurements Using
December 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$12,485	$12,485	$—	$—
State	736	—	736	—
Political subdivisions	1,652	—	1,652	—
Revenue and assessment	13,618	—	13,618	—
Corporate bonds	73,325	—	73,325	—
Collateralized mortgage obligations:
Agency backed	7,514	—	7,514	—
Non-agency backed – residential	4,660	—	4,660	—
Non-agency backed – commercial	3,943	—	3,943	—
Total fixed maturities, available-for-sale	117,933	12,485	105,448	—
Preferred stock, available-for-sale	1,578	1,578	—	—
Mutual funds, available-for-sale	10,737	10,737	—	—
Total investments, available-for-sale	130,248	24,800	105,448	—
Other investments	7,513	—	—	7,513
Cash and cash equivalents	72,033	72,033	—	—
Total	$209,794	$96,833	$105,448	$7,513

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified securities in the table above consist of other investments for which fair value is estimated based on the Company’s ownership interest. There were no transfers between Level 1 and Level 2 for years ended December 31, 2014 and 2013. The Company’s policy is to recognize transfers between levels at the end of the reporting period based on specific identification. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

The following table represents the quantitative disclosure for those assets classified as Level 3 during the year ended December 31, 2014 (in thousands).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Limited partnership interests carried at
	Net Asset Value	Equity Method	Common Stock at Fair Value	Total
Balance at December 31, 2013	$3,314	$4,199	$—	$7,513
Gains included in net income	81	4	—	85
Gains included in comprehensive income	—	—	47	47
Investments and capital calls	2,180	—	900	3,080
Distributions received	(195)	—	—	(195)
Transfers into and out of Level 3	—	—	—	—
Balance at December 31, 2014	$5,380	$4,203	$947	$10,530

3.	Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$8,039	$277	$(26)	$8,290
State	698	27	—	725
Political subdivisions	500	6	—	506
Revenue and assessment	14,856	1,522	(18)	16,360
Corporate bonds	73,051	2,698	(630)	75,119
Collateralized mortgage obligations:
Agency backed	4,647	160	—	4,807
Non-agency backed – residential	3,513	624	—	4,137
Non-agency backed – commercial	2,414	664	—	3,078
Total fixed maturities, available-for-sale	107,718	5,978	(674)	113,022
Preferred stock, available-for-sale	1,500	267	—	1,767
Mutual funds, available-for-sale	9,901	403	(8)	10,296
	$119,119	$6,648	$(682)	$125,085

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agencies	$12,006	$495	$(16)	$12,485
State	697	39	—	736
Political subdivisions	1,601	51	—	1,652
Revenue and assessment	13,050	579	(11)	13,618
Corporate bonds	73,461	2,127	(2,263)	73,325
Collateralized mortgage obligations:
Agency backed	7,113	401	—	7,514
Non-agency backed – residential	4,181	480	(1)	4,660
Non-agency backed – commercial	3,363	580	—	3,943
Total fixed maturities, available-for-sale	115,472	4,752	(2,291)	117,933
Preferred stock, available-for-sale	1,500	78	—	1,578
Mutual funds, available-for-sale	9,901	836	—	10,737
	$126,873	$5,666	$(2,291)	$130,248

The following tables set forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

December 31, 2014	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$8,791	$—	$—	$8,791
After one through five years	22,140	12,888	—	35,028
After five through ten years	24,980	21,450	—	46,430
After ten years	9,009	1,742	—	10,751
No single maturity date	12,022	—	—	12,022
	$76,942	$36,080	$—	$113,022

December 31, 2013	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
One year or less	$14,305	$—	$—	$14,305
After one through five years	25,667	10,888	—	36,555
After five through ten years	20,445	22,836	—	43,281
After ten years	3,667	4,008	—	7,675
No single maturity date	15,928	189	—	16,117
	$80,012	$37,921	$—	$117,933

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value and gross unrealized losses of investments, available-for-sale, by the length of time that individual securities have been in a continuous unrealized loss position follows (in thousands).

December 31, 2014	Less than 12 months		12 months or longer		Total Gross Unrealized Losses
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agencies	$5,012	$(26)	$—	$—	$(26)
State	—	—	—	—	—
Political subdivisions	—	—	—	—	—
Revenue and assessment	2,820	(18)	—	—	(18)
Corporate bonds	7,681	(38)	20,567	(592)	(630)
Collateralized mortgage obligations:
Agency backed	—	—	—	—	—
Non-agency backed – residential	—	—	—	—	—
Non-agency backed – commercial	—	—	—	—	—
Total fixed maturities, available-for-sale	15,513	(82)	20,567	(592)	(674)
Preferred stock, available-for-sale	—	—	—	—	—
Mutual funds, available-for-sale	1,992	(8)	—	—	(8)
	$17,505	$(90)	$20,567	$(592)	$(682)

December 31, 2013	Less than 12 months		12 months or longer		Total Gross Unrealized Losses
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agencies	$988	$(16)	$—	$—	$(16)
State	—	—	—	—	—
Political subdivisions	—	—	—	—	—
Revenue and assessment	983	(11)	—	—	(11)
Corporate bonds	21,781	(993)	13,980	(1,270)	(2,263)
Collateralized mortgage obligations:
Agency backed	—	—	—	—	—
Non-agency backed – residential	189	(1)	—	—	(1)
Non-agency backed – commercial	—	—	—	—	—
Total fixed maturities, available-for-sale	23,941	(1,021)	13,980	(1,270)	(2,291)
Preferred stock, available-for-sale	—	—	—	—	—
Mutual funds, available-for-sale	—	—	—	—	—
	$23,941	$(1,021)	$13,980	$(1,270)	$(2,291)

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

At:	Gross Unrealized Losses		Gross Unrealized Gains
	Less than or equal to 12 months	Greater than 12 months
December 31, 2014	9	9	80
December 31, 2013	12	7	83

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

Gross Unrealized Losses at December 31, 2014:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	9	$20,567	$(592)
Greater than 10%	—	—	—
	9	$20,567	$(592)

Gross Unrealized Losses at December 31, 2013:	Number of Securities	Fair Value	Gross Unrealized Losses
Less than or equal to 10%	7	$13,980	$(1,270)
Greater than 10%	—	—	—
	7	$13,980	$(1,270)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

Length of Gross Unrealized Losses at December 31, 2014:	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Severity of Gross Unrealized Losses
			Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$17,505	$(90)	$(90)	$—	$—
Six months	—	—	—	—	—
Nine months	—	—	—	—	—
Twelve months	—	—	—	—	—
Greater than twelve months	20,567	(592)	(592)	—	—
Total	$38,072	$(682)	$(682)	$—	$—

Length of Gross Unrealized Losses at December 31, 2013:	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Severity of Gross Unrealized Losses
			Less than 5%	5% to 10%	Greater than 10%
Less than or equal to:
Three months	$6,417	$(40)	$(40)	$—	$—
Six months	1,653	(129)	—	(129)	—
Nine months	15,871	(852)	(153)	(699)	—
Twelve months	—	—	—	—	—
Greater than twelve months	13,980	(1,270)	(85)	(1,185)	—
Total	$37,921	$(2,291)	$(278)	$(2,013)	$—

Other Investments

Other investments consist of the common stock of a real estate investment trust and limited partnership interests in three funds that invest in (i) commercial real estate and secured commercial real estate loans acquired from financial intuitions, (ii) small balance distressed secured loans and debt securities and (iii) undervalued international publicly-traded equities. These investments have redemption and transfer restrictions; however, the Company does not intend to sell these investments, and it is more likely than not that the Company will not be required to sell them before the expiration of such restrictions. At December 31, 2014, the Company had unfunded commitments of $2.3 million with two of these investments.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restrictions

At December 31, 2014, fixed maturities and cash equivalents with a fair value and amortized cost of $5.3 million were on deposit with various insurance departments as a requirement of doing business in those states. Cash equivalents with a fair value and amortized cost of $9.4 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Year Ended December 31,
	2014	2013	2012
Fixed maturities, available-for-sale	$4,481	$4,914	$6,434
Mutual funds, available-for-sale	832	766	613
Other investments	85	399	—
Other	214	213	171
Investment expenses	(489)	(576)	(619)
	$5,123	$5,716	$6,599

The components of net realized gains (losses) on investments, available-for-sale follow (in thousands).

	Year Ended December 31,
	2014	2013	2012
Gains	$85	$100	$3,296
Losses	(62)	(68)	(31)
Other-than-temporary impairment	—	(61)	(23)
	$23	$(29)	$3,242

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of OTTI is included in other comprehensive income (loss). The amounts of non-credit OTTI for securities still owned was $0.9 million for non-agency backed residential CMOs and $0.2 million for non-agency backed commercial at December 31, 2014 and 2013.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Year Ended December 31,
	2014		2013		2012
	Number of Securities	OTTI	Number of Securities	OTTI	Number of Securities	OTTI
Collateralized mortgage obligations:
Non-agency backed – residential	—	$—	1	$(61)	2	$(8)
Non-agency backed – commercial	—	—	—	—	1	(15)
	—	—	1	(61)	3	(23)
Portion of loss recognized in accumulated other comprehensive income (loss)		—		—		—
Net OTTI recognized in net income (loss)		$—		$(61)		$(23)

The following is a progression of the credit-related portion of OTTI on investments owned at December 31, 2014, 2013 and 2012 (in thousands).

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$(2,632)	$(2,666)	$(3,425)
Additional credit impairments on:
Previously impaired securities	—	(61)	(23)
Securities without previous impairments	—	—	—
	—	(61)	(23)
Reductions for securities sold (realized)	—	95	782
	$(2,632)	$(2,632)	$(2,666)

The Company believes that the remaining securities having unrealized losses at December 31, 2014 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

4.	Reinsurance

Total premiums written and earned are summarized as follows (in thousands).

	Year Ended December 31,
	2014		2013		2012
	Written	Earned	Written	Earned	Written	Earned
Direct	$200,983	$191,093	$177,376	$176,588	$168,990	$164,715
Assumed	29,311	27,487	23,768	23,313	21,517	21,121
Ceded	(265)	(265)	(201)	(201)	(192)	(192)
Total	$230,029	$218,315	$200,943	$199,700	$190,315	$185,644

Assumed business represents private-passenger non-standard automobile insurance premiums in Texas written through a program with a county mutual insurance company and assumed by the Company through 100% quota-share reinsurance. The percentages of premiums assumed to net premiums written for the years ended December 31, 2014, 2013 and 2012 were 13%, 12% and 11%, respectively.

In August 2010, the Insurance Companies began utilizing excess-of-loss reinsurance with an unaffiliated reinsurer to limit their exposure to losses under liability coverages for policies issued with limits greater than the minimum statutory requirements. In November 2013, this excess-of-loss reinsurance was expanded to include higher liability limits on tenant homeowner policies.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Although the reinsurance agreements contractually obligate the reinsurer to reimburse the Company for their share of losses, they do not discharge the primary liability of the Company, which remains contingently liable in the event the reinsurer is unable to meet their contractual obligations.

At December 31, 2014, the Insurance Companies had unsecured aggregate reinsurance receivables of $0.4 million.

Ceded premiums earned and reinsurance recoveries on losses and loss adjustment expenses were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Ceded premiums earned	$265	$201	$192
Reinsurance recoveries on losses and loss adjustment expenses	$137	$285	$163

5.	Stock-Based Compensation Plans

Employee Stock-Based Incentive Plan

The Company has issued stock options (“Stock Option Awards”) and restricted common stock (“Restricted Stock Awards”) to employees and directors under its Amended and Restated First Acceptance Corporation 2002 Long Term Incentive Plan (the “Plan”) and accounts for such issuances in accordance with FASB ASC 718, Compensation – Stock Compensation. At December 31, 2014, there were 6,255,156 shares remaining available for issuance under the Plan. Stock Option Awards are generally granted with an exercise price equal to or greater than the market price of the Company’s stock at the date of grant. Stock Option Awards expire over five or ten years from the date of grant and vest in designated installments over four or five years through January 2016, while the Restricted Stock Awards vested in designated installments through November 2014. Certain awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

On January 31, 2012, the Compensation Committee of the Board of Directors of the Company awarded two executive officers Stock Option Awards to purchase 750,000 and 75,000 shares of the Company’s common stock at an exercise price of $1.45 per share and vest 40% and 20%, respectively, upon grant with the remainder vesting in equal installments over three and four years, respectively. Additionally, these Stock Option Awards expire on January 31, 2017. Compensation expense related to these Stock Option Awards was $522 thousand, of which $504 thousand was amortized through December 2014 and the remaining $18 thousand will be amortized through January 2016. The fair value of these Stock Option Awards was estimated at the grant date using the Black-Scholes option pricing model with an expected volatility of 73%, a risk-free interest rate of 0.71%, a dividend yield rate of zero, and a five-year expected term. Based on the calculation using the Black-Scholes option pricing model, the grant date fair value of options granted was $0.63 per share. Expected volatility is based on the historical volatility in the price of the Company’s common stock since April 2004. The risk-free interest rate is the five-year Treasury rate, based on the term of the options. The dividend yield assumption is based on our history and expectation of dividend payments on common stock. The expected term represents the period of time that these Stock Option Awards are expected to remain outstanding.

Compensation expense related to Stock Option Awards is calculated under the fair value method and is recorded on a straight-line basis over the vesting period. There were no Stock Option Awards granted during the years ended December 31, 2014 and 2013. At December 31, 2014, the weighted average remaining contractual life of options outstanding and exercisable/vested was approximately 2.4 years for both.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the activity for the Company’s Stock Option Awards is presented below (in thousands, except per share data).

	Options	Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	4,500	$3.00-$8.13	$3.06
Granted	825	$1.45	$1.45
Forfeited	(3,730)	$3.00-$3.04	$3.00
Options outstanding at December 31, 2012	1,595	$1.45-$8.13	$2.38
Forfeited	(358)	$3.04	$3.04
Options outstanding at December 31, 2013	1,237	$1.45-$8.13	$2.19
Forfeited	(117)	$5.22	$5.22
Options outstanding at December 31, 2014	1,120	$1.45-$3.04	$1.87	$908
Options exercisable/vested at December 31, 2014	940		$1.95	$710

A summary of the activity for the Company’s Restricted Stock Awards is presented below (in thousands, except per share data).

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Restricted Stock Awards outstanding at December 31, 2011	95	$2.36
Vested	(34)	$2.36
Forfeited	(1)	$2.50
Restricted Stock Awards outstanding at December 31, 2012	60	$2.35
Vested	(29)	$2.38
Forfeited	(14)	$2.36
Restricted Stock Awards outstanding at December 31, 2013	17	$2.29
Vested	(17)	$2.29
Restricted Stock Awards outstanding at December 31, 2014	-	$0.00

In the table above, the number of shares vested includes 75,135 shares surrendered by the employees to the Company for payment of minimum tax withholding obligations. Shares of stock withheld for purposes of satisfying minimum tax withholding obligations are again available for issuance under the Plan.

There were no Restricted Stock Awards granted during the years ended December 31, 2014, 2013 and 2012. The aggregate fair values of Restricted Stock Awards vested during the years ended December 31, 2014, 2013 and 2012 were $54 thousand, $99 thousand and $134 thousand, respectively, at the date of vesting.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the First Acceptance Corporation Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may purchase shares of the Company’s common stock at a price equal to the lower of the closing market price on the first or last trading day of a six-month period. ESPP participants can authorize payroll deductions, administered through an independent plan custodian, of up to 15% of their salary to purchase semi-annually (June 30 and December 31) up to $25,000 of the Company’s common stock during each calendar year. The Company has reserved 400,000 shares of common stock for issuance under the ESPP. Employees purchased approximately 31,000, 35,000, and 40,000 shares during the years ended December 31, 2014, 2013 and 2012, respectively. Compensation expense attributable to subscriptions to purchase shares under the ESPP was $11,000, $7,000 and $11,000 for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, 87,635 shares remain available for issuance under the ESPP.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Employee Benefit Plan

The Company sponsors a defined contribution retirement plan (“401k Plan”) under Section 401(k) of the Internal Revenue Code. The 401k Plan covers substantially all employees who meet specified service requirements. Under the 401k Plan, the Company may, at its discretion, match 100% of the first 3% of an employee’s salary plus 50% of the next 2% up to the maximum allowed by the Internal Revenue Code. The Company’s contributions to the 401k Plan for the years ended December 31, 2014, 2013 and 2012 were $0.7 million, $0.6 million and $0.6 million, respectively, and are included within insurance operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

7.	Property and Equipment

The components of property and equipment are as follows (in thousands).

	December 31,
	2014	2013
Furniture and equipment	$10,660	$9,736
Leasehold improvements	5,000	4,999
Capitalized leases	238	238
Aircraft	190	190
	16,088	15,163
Less: Accumulated depreciation	(12,915)	(11,651)
Property and equipment, net	$3,173	$3,512

Depreciation and amortization expense related to property and equipment was $1.8 million, $2.1 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Included within the furniture and equipment and the leasehold improvements categories at December 31, 2014 above are capitalized assets totaling $0.2 million not yet in service. These assets are related to the Company’s strategic investments in its retail stores and the website.

8.	Lease Commitments

The Company is committed under various operating lease agreements for office space. Certain lease agreements contain renewal options and rent escalation clauses. Rental expense for the year ended December 31, 2014, 2013 and 2012 was $8.9 million, $9.2 million and $9.5 million, respectively, and is included within insurance operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss). Future minimum lease payments under these agreements follow (in thousands).

Year Ending December 31,	Amount
2015	$6,819
2016	3,828
2017	1,592
2018	514
2019	234
Thereafter	357
Total	$13,344

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Losses and Loss Adjustment Expenses Incurred and Paid

Information regarding the reserve for unpaid losses and LAE is as follows (in thousands).

	Year Ended December 31,
	2014	2013	2012
Liability for unpaid losses and LAE at beginning of year, gross	$84,286	$79,260	$69,436
Reinsurance balances receivable	(305)	(260)	(187)
Liability for unpaid losses and LAE at beginning of year, net	83,981	79,000	69,249
Add: Provision for losses and LAE:
Current year	166,185	145,877	144,207
Prior years	(4,883)	(3,038)	4,016
Net losses and LAE incurred	161,302	142,839	148,223
Less: Losses and LAE paid:
Current year	98,442	88,726	89,157
Prior years	50,590	49,132	49,315
Net losses and LAE paid	149,032	137,858	138,472
Liability for unpaid losses and LAE at end of year, net	96,251	83,981	79,000
Reinsurance balances receivable	362	305	260
Liability for unpaid losses and LAE at end of year, gross	$96,613	$84,286	$79,260

The favorable change in the estimate of unpaid losses and loss adjustment expenses of $4.9 million for the year ended December 31, 2014 was primarily related to bodily injury claims occurring in accident years 2010 through 2013. The favorable change in the estimate of unpaid losses and loss adjustment expenses of $3.0 million for the year ended December 31, 2013 was primarily related to bodily injury claims occurring in accident years 2010 through 2012, partially offset by unfavorable loss and loss adjustment expense development on Florida personal injury protection claims.

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

In June 2007, First Acceptance Statutory Trust I (“FAST I”), a wholly-owned unconsolidated subsidiary trust of the Company, issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,240 shares of common securities to the Company, also at $1,000 per share. FAST I used the proceeds from the sale of the preferred securities to purchase $41.2 million of junior subordinated debentures from the Company. The sole assets of FAST I are $41.2 million of junior subordinated debentures issued by the Company. The debentures will mature on July 30, 2037 and are redeemable by the Company in whole or in part beginning on July 30, 2012, at which time the preferred securities are callable. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points, resetting quarterly). The interest rate related to the debentures was 3.983% for the period from November 2014 to January 2015 and reset to 4.005% for February 2015 through April 2015.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014, the unamortized debt discount of $0.9 million is being amortized to interest expense over the term of the debentures.

11.	Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands).

	Year Ended December 31,
	2014	2013	2012
Federal:
Current	$228	$175	$—
Deferred	(19,098)	(4)	—
	(18,870)	171	—
State:
Current	650	476	(8)
Deferred	(125)	3	3
	525	479	(5)
	$(18,345)	$650	$(5)

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands).

	Year Ended December 31,
	2014	2013	2012
Provision (benefit) for income taxes at statutory rate	$3,403	$3,440	$(3,166)
Tax effect of:
Tax-exempt investment income	(21)	(27)	(18)
Change in the beginning of the year balance of the valuation allowance for deferred tax assets allocated to income taxes	(22,427)	(4,277)	580
Stock-based compensation	137	1,133	2,552
State income taxes	525	479	(5)
Other	38	(98)	52
	$(18,345)	$650	$(5)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of temporary differences that give rise to the net deferred tax assets and liabilities are presented below (in thousands).

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$6,180	$9,949
Stock option compensation	402	516
Unearned premiums and loss and loss adjustment expense reserves	5,614	4,898
Goodwill and identifiable intangible assets	5,404	6,311
Alternative minimum tax (“AMT”) credit carryforwards	2,004	1,784
Accrued expenses and other nondeductible items	1,201	1,182
Other	3,127	1,875
	23,932	26,515
Deferred tax liabilities:
Deferred acquisition costs	(1,211)	(1,016)
Identifiable intangible assets	(1,872)	(1,872)
Net unrealized change on investments	(2,105)	(1,181)
Other	(460)	—
	(5,648)	(4,069)

Total net deferred tax asset	18,284	22,446
Less: Valuation allowance	(1,763)	(24,224)
Net deferred tax asset (liability)	$16,521	$(1,778)

The Company had a valuation allowance of $1.8 million and $24.2 million at December 31, 2014 and 2013, respectively, to reduce the net deferred tax asset to the amount that is more likely than not to be realized. The change in the total valuation allowance for the year ended December 31, 2014 was a decrease of $22.4 million resulting from a change in management’s judgment regarding the realizability of the deferred tax asset. For the year ended December 31, 2014, a $1.2 million adjustment to the valuation allowance related to the unrealized change on investments was included in net income. The change in the valuation allowance was also net of the utilization of $9.8 million in NOL carryforwards.

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s net deferred tax asset based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its net deferred tax asset, management considered both positive and negative evidence. The Company placed greater weight on historical results than on the Company’s outlook for future profitability and in establishing a deferred tax valuation allowance at December 31, 2013. Negative evidence including a twelve quarter cumulative taxable loss resulted in the establishment of a full valuation allowance from June 30, 2009 through September 30, 2014. As of December 31, 2014, the Company’s historical results now reflect a twelve quarter cumulative taxable income which management considers to be a trend of positive evidence in assessing the realizability of its net deferred tax asset. Based on this fact and the Company’s outlook for future profitability, the deferred tax asset valuation allowance was adjusted this period and resulted in the aforementioned change in the valuation allowance. The remaining allowance at December 31, 2014 relates to certain amounts that are not more likely than not expected to be realized.

The change in the total valuation allowance for the year ended December 31, 2013 was a decrease of $4.2 million. For the year ended December 31, 2013, the change in the calculation allowance included decreases of $1.9 million related to the unrealized change on investments included in other comprehensive income (loss) and was net of the utilization of $8.6 million in NOL carryforwards.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2014, the Company had gross state NOL carryforwards of $7.1 million that begin to expire in 2020. At December 31, 2014, the Company had gross federal NOL carryforwards of $17.7 million that begin to expire in 2031. In addition, the Company had AMT credit carryforwards of $2.0 million that have no expiration date. At December 31, 2014, the Company had gross state NOL carryforwards of $7.1 million that begin to expire in 2020.

12.	Net Income (Loss) Per Share

Basic EPS are computed using the weighted average number of shares outstanding. Diluted EPS are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding securities with a right to purchase or convert into common stock.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$28,068	$9,180	$(9,040)
Weighted average common basic shares	40,985	40,930	40,861
Effect of dilutive securities	298	162	—
Weighted average common dilutive shares	41,283	41,092	40,861
Basic net income (loss) per share	$0.68	$0.22	$(0.22)
Diluted net income (loss) per share	$0.68	$0.22	$(0.22)

For the year ended December 31, 2014, the computation of diluted net income per share included exercisable options to purchase approximately 0.8 million shares that had a dilutive effect of 298 thousand shares. Options to purchase 295 thousand shares for the year ended December 31, 2014 were not included in the computation of diluted net income (loss) per share as their exercise prices were in excess of the average stock prices for the periods.

For the year ended December 31, 2013, the computation of diluted net income per share included 17 thousand shares of unvested restricted common stock and exercisable options to purchase approximately 0.9 million shares that had a dilutive effect of 145 thousand shares. Options to purchase 412 thousand shares for the year ended December 31, 2013 were not included in the computation of diluted net income (loss) per share as their exercise prices were in excess of the average stock prices for the periods presented.

For the year ended December 31, 2012, the computation of diluted net loss per share did not include approximately 0.1 million shares of unvested restricted common stock as their inclusion would have been anti-dilutive. Options to purchase 1.6 million shares for the year ended December 31, 2012 were not included in the computation of diluted net income (loss) per share as their exercise prices were in excess of the average stock prices for the periods presented.

13.	Concentrations of Credit Risk

At December 31, 2014, the Company had certain concentrations of credit risk with several financial institutions in the form of cash and cash equivalents, which amounted to $102.4 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company, the amount of collateral posted and the amount of available Federal Deposit Insurance Corporation insurance is periodically reviewed. If the financial institutions failed to completely perform under terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

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

The Company is named as a defendant in various lawsuits, arising in the ordinary course of business, generally relating to its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves. The Company also faces lawsuits from time to time that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action and individual lawsuits that involve issues arising in the course of the Company’s business. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by FASB ASC 450, Contingencies (“FASB ASC 450”). Pursuant to FASB ASC 450, reserves for a loss may only be recognized if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management evaluates each legal action and records reserves for losses as warranted by establishing a reserve in its consolidated balance sheets in loss and loss adjustment expense reserves for bad faith claims and in other liabilities for other lawsuits. Legal fees are expensed as incurred. Amounts incurred are recorded in the Company’s consolidated statements of operations and comprehensive income (loss) in losses and loss adjustment expenses for bad faith claims and in insurance operating expenses for other lawsuits unless otherwise disclosed.

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

16.	Segment Information

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents selected financial data by business segment (in thousands).

	Year Ended December 31,
	2014	2013	2012
Revenues:
Insurance	$263,133	$240,460	$227,966
Real estate and corporate	61	52	93
Consolidated total	$263,194	$240,512	$228,059
Income (loss) before income taxes:
Insurance	$12,549	$12,748	$(4,588)
Real estate and corporate	(2,826)	(2,918)	(4,457)
Consolidated total	$9,723	$9,830	$(9,045)

	December 31,
	2014	2013
Total assets:
Insurance	$302,529	$262,869
Real estate and corporate	26,046	10,838
Consolidated total	$328,575	$273,707

17.	Statutory Financial Information and Accounting Policies

The statutory-basis financial statements of the Insurance Companies are prepared in accordance with accounting practices prescribed or permitted by the Department of Insurance in each respective state of domicile. Each state of domicile requires that insurance companies domiciled in the state prepare their statutory-basis financial statements in accordance with the National Association of Insurance Commissioners Accounting Practices and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile. The Insurance Companies are required to report their risk-based capital (“RBC”) each December 31. Failure to maintain an adequate RBC could subject the Insurance Companies to regulatory action and could restrict the payment of dividends. At December 31, 2014, the RBC levels of the Insurance Companies did not subject them to any regulatory action.

At December 31, 2014 and 2013, on an unaudited consolidated statutory basis, the capital and surplus of the Insurance Companies was $96.6 million and $95.0 million, respectively. For the years ended December 31, 2014, 2013 and 2012, consolidated statutory net income (loss) of the Insurance Companies was $1.0 million, $4.2 million and $(12.7) million, respectively.

The maximum amount of dividends which can be paid by First Acceptance Insurance Company, Inc. (“FAIC”) to the Company, without the prior approval of the Texas insurance commissioner, is limited to the greater of 10% of statutory capital and surplus at December 31st of the next preceding year or net income for the year. In addition, dividends may only be paid from unassigned funds (surplus) and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2014, FAIC could pay $2.0 million in ordinary dividends to the Company without prior regulatory approval.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.	Selected Quarterly Financial Data (unaudited)

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data is summarized as follows (in thousands, except per share data).

	Total Revenues	Income before Income Taxes	Net Income	Basic and Diluted Net Income per Share
Year Ended December 31, 2014:
December 31, 2014	$67,928	$3,076	$21,968	$0.54
September 30, 2014	65,604	2,377	2,120	0.05
June 30, 2014	67,120	3,723	3,469	0.08
March 31, 2014	62,542	547	511	0.01
Year Ended December 31, 2013:
December 31, 2013	$59,152	$3,363	$3,158	$0.07
September 30, 2013	59,578	2,096	1,932	0.05
June 30, 2013	62,493	2,254	2,066	0.05
March 31, 2013	59,289	2,117	2,024	0.05

Income before income taxes for the quarter ended December 31, 2014 of $3.1 million included $2.6 million of favorable development in the Company’s estimate of unpaid loss and loss adjustment expenses.

Net income for the quarter ended December 31, 2014 of $22.0 million included $20.2 million in benefit for income taxes resulting from the change in the deferred tax valuation allowance.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) at December 31, 2014. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective at December 31, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective at December 31, 2014.

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

Information with respect to our directors and executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2015, is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2015, is incorporated herein by reference.

Information with respect to our code of business conduct and ethics, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2015, is incorporated herein by reference.

Information with respect to our corporate governance disclosures, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2015, is incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to the compensation of our executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2015, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2015, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions, and director independence, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2015, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to the fees paid to and services provided by our principal accountants, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2015, is incorporated herein by reference.

FIRST ACCEPTANCE CORPORATION 10-K

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)Financial Statements, Financial Statement Schedules and Exhibits

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

FIRST ACCEPTANCE CORPORATION 10-K

Exhibit Number
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

FIRST ACCEPTANCE CORPORATION

Date: March 10, 2015	By	/s/ Joseph S. Borbely
Joseph S. Borbely Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph S. Borbely	Chief Executive Officer (Principal Executive Officer)	March 10, 2015
Joseph S. Borbely

/s/ Brent J. Gay	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2015
Brent J. Gay

/s/ Jeremy B. Ford	Chairman of the Board of Directors	March 10, 2015
Jeremy B. Ford

/s/ Rhodes R. Bobbitt	Director	March 10, 2015
Rhodes R. Bobbitt

/s/ Harvey B. Cash	Director	March 10, 2015
Harvey B. Cash

/s/ Donald J. Edwards	Director	March 10, 2015
Donald J. Edwards

/s/ Mark A. Kelly	Director	March 10, 2015
Mark A. Kelly

/s/ Tom C. Nichols	Director	March 10, 2015
Tom C. Nichols

/s/ Lyndon L. Olson	Director	March 10, 2015
Lyndon L. Olson

/s/ Kenneth D. Russell	Director	March 10, 2015
Kenneth D. Russell

/s/ William A. Shipp, Jr.	Director	March 10, 2015
William A. Shipp, Jr.

FIRST ACCEPTANCE CORPORATION 10-K

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

SCHEDULE II. FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

(in thousands)

	December 31,
Balance Sheets	2014	2013
Assets:
Investment in subsidiaries, at equity in net assets	$126,494	$108,356
Cash and cash equivalents	15,836	8,578
Deferred tax asset	7,965	94
Other assets	2,274	2,262
	$152,569	$119,289
Liabilities:
Debentures payable	$40,341	$40,301
Other liabilities	5,264	2,055
Stockholders’ equity	106,964	76,932
	$152,569	$119,289

	Year Ended December 31,
	2014	2013	2012
Statements of Operations
Investment income	$61	$52	$93
Equity in income (loss) of subsidiaries, net of tax	23,804	11,657	(6,830)
Expenses	(2,887)	(2,529)	(2,303)
Income (loss) before income taxes	20,978	9,180	(9,040)
Benefit for income taxes	(7,090)	—	—
Net income (loss)	$28,068	$9,180	$(9,040)

	Year Ended December 31,
Statements of Cash Flows	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$28,068	$9,180	$(9,040)
Equity in income (loss) of subsidiaries, net of tax	(23,804)	(11,657)	6,830
Stock-based compensation	185	243	604
Deferred income taxes	(7,871)	(2)	1
Other	30	(4)	(6)
Change in assets and liabilities	3,197	790	792
Net cash used in operating activities	(195)	(1,450)	(819)
Cash flows from investing activities:
Dividends from subsidiary	7,425	6,635	5,150
Maturities of investments, available-for-sale	—	—	3,518
Improvements to foreclosed real estate	(2)	(2)	(2)
Investments in subsidiaries	(44)	—	(13,000)
Net cash provided by investing activities	7,379	6,633	(4,334)
Cash flows from financing activities:
Net proceeds from issuance of common stock	74	51	52
Net cash provided by (used in) financing activities	74	51	52
Net increase in cash and cash equivalents	7,258	5,234	(5,101)
Cash and cash equivalents, beginning of year	8,578	3,344	8,445
Cash and cash equivalents, end of year	$15,836	$8,578	$3,344