Form 10-Q
period 2015-03-31
FIRST ACCEPTANCE CORP /DE/
filed 2015-05-12
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes  ☐    No  ☒

At May 11, 2015, there were 41,015,927 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Investments, available-for-sale at fair value (amortized cost of $122,244 and $119,119, respectively)	$129,234	$125,085
Cash and cash equivalents	110,312	102,429
Premiums and fees receivable, net of allowance of $405 and $392	74,835	56,344
Deferred tax assets, net	15,978	16,521
Other investments	10,696	10,530
Other assets	6,247	6,104
Property and equipment, net	2,997	3,173
Deferred acquisition costs	4,797	3,459
Identifiable intangible assets	4,800	4,800
TOTAL ASSETS	$359,896	$328,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$104,361	$96,613
Unearned premiums and fees	90,511	67,942
Debentures payable	40,222	40,211
Other liabilities	16,691	16,715
Total liabilities	251,785	221,481
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 41,016 issued and outstanding	410	410
Additional paid-in capital	457,261	457,242
Accumulated other comprehensive income, net of tax of $1,269 and $923, respectively	5,732	5,090
Accumulated deficit	(355,292)	(355,778)
Total stockholders’ equity	108,111	106,964
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$359,896	$328,445

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Premiums earned	$62,615	$51,748
Commission and fee income	11,348	9,175
Investment income	1,145	1,537
Net realized (losses) gains on investments, available-for-sale	(3)	82
	75,105	62,542
Costs and expenses:
Losses and loss adjustment expenses	47,934	36,817
Insurance operating expenses	25,194	24,029
Other operating expenses	323	233
Stock-based compensation	19	46
Depreciation and amortization	407	443
Interest expense	424	427
	74,301	61,995
Income before income taxes	804	547
Provision for income taxes	318	36
Net income	$486	$511
Net income per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Number of shares used to calculate net income per share:
Basic	41,016	40,970
Diluted	41,304	41,283
Reconciliation of net income to other comprehensive income:
Net income	$486	$511
Net unrealized change in investments (net of tax of $346 and $0, respectively)	642	1,653
Comprehensive income	$1,128	$2,164

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$486	$511
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	407	443
Stock-based compensation	19	46
Deferred income taxes	197	-
Net realized losses (gains) on sales and redemptions of investments	3	(82)
Investment income and equity in earnings from other investments	(46)	(239)
Other	58	34
Change in:
Premiums and fees receivable	(18,504)	(16,635)
Loss and loss adjustment expense reserves	7,748	1,665
Unearned premiums and fees	22,569	20,015
Other	(1,493)	1,075
Net cash provided by operating activities	11,444	6,833
Cash flows from investing activities:
Purchases of investments, available-for-sale	(5,000)	(4,066)
Purchases of other investments	(377)	(268)
Maturities and redemptions of investments, available-for-sale	1,826	2,798
Capital expenditures	(231)	(351)
Distributions from other investments	221	153
Net cash used in investing activities	(3,561)	(1,734)
Net change in cash and cash equivalents	7,883	5,099
Cash and cash equivalents, beginning of period	102,429	72,033
Cash and cash equivalents, end of period	$110,312	$77,132

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014.

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

Fair Value of Financial Instruments

The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Investments, available-for-sale	$129,234	$129,234	$125,085	$125,085
Other investments	10,696	10,696	10,530	10,530
Liabilities:
Debentures payable	40,222	20,814	40,211	19,606

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

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

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
March 31, 2015	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$13,391	$13,391	$—	$—
State	719	—	719	—
Political subdivisions	504	—	504	—
Revenue and assessment	16,116	—	16,116	—
Corporate bonds	74,787	—	74,787	—
Collateralized mortgage obligations:
Agency backed	4,761	—	4,761	—
Non-agency backed – residential	4,063	—	4,063	—
Non-agency backed – commercial	2,784	—	2,784	—
Total fixed maturities, available-for-sale	117,125	13,391	103,734	—
Preferred stock, available-for-sale	1,783	1,783	—	—
Mutual funds, available-for-sale	10,326	10,326	—	—
Total investments, available-for-sale	129,234	25,500	103,734	—
Other investments	10,696	—	—	10,696
Cash and cash equivalents	110,312	110,312	—	—
Total	$250,242	$135,812	$103,734	$10,696

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
December 31, 2014	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturities, available-for-sale:
U.S. government and agencies	$8,290	$8,290	$—	$—
State	725	—	725	—
Political subdivisions	506	—	506	—
Revenue and assessment	16,360	—	16,360	—
Corporate bonds	75,119	—	75,119	—
Collateralized mortgage obligations:
Agency backed	4,807	—	4,807	—
Non-agency backed – residential	4,137	—	4,137	—
Non-agency backed – commercial	3,078	—	3,078	—
Total fixed maturities, available-for-sale	113,022	8,290	104,732	—
Preferred stock, available-for-sale	1,767	1,767	—	—
Mutual funds, available-for-sale	10,296	10,296	—	—
Total investments, available-for-sale	125,085	20,353	104,732	—
Other investments	10,530	—	—	10,530
Cash and cash equivalents	102,429	102,429	—	—
Total	$238,044	$122,782	$104,732	$10,530

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified securities in the table above consist of other investments for which fair value is estimated based on the Company’s ownership interest. There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2015 and 2014. The Company’s policy is to recognize transfers between levels at the end of the reporting period based on specific identification. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

The following table represents the quantitative disclosure for those assets classified as Level 3 during the three months ended March 31, 2015 (in thousands).

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	Limited partnership interests
	carried at
	Net Asset	Equity	Common Stock
	Value	Method	at Fair Value	Total
Balance at December 31, 2014	$5,380	$4,203	$947	$10,530
Gains included in net income	42	4	—	46
Gains (losses) included in comprehensive income	—	—	(36)	(36)
Investments and capital calls	77	—	300	377
Distributions received	(221)	—	-	(221)
Transfers into and out of Level 3	—	—	—	—
Balance at March 31, 2015	$5,278	$4,207	$1,211	$10,696

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3. Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2015	Cost	Gains	Losses	Value
U.S. government and agencies	$13,038	$353	$—	$13,391
State	698	21	—	719
Political subdivisions	500	4	—	504
Revenue and assessment	14,573	1,543	—	16,116
Corporate bonds	71,907	3,156	(276)	74,787
Collateralized mortgage obligations:
Agency backed	4,613	148	—	4,761
Non-agency backed – residential	3,380	684	(1)	4,063
Non-agency backed – commercial	2,134	650	—	2,784
Total fixed maturities, available-for-sale	110,843	6,559	(277)	117,125
Preferred stock, available-for-sale	1,500	283	—	1,783
Mutual funds, available-for-sale	9,901	425	—	10,326
	$122,244	$7,267	$(277)	$129,234

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
U.S. government and agencies	$8,039	$277	$(26)	$8,290
State	698	27	—	725
Political subdivisions	500	6	—	506
Revenue and assessment	14,856	1,522	(18)	16,360
Corporate bonds	73,051	2,698	(630)	75,119
Collateralized mortgage obligations:
Agency backed	4,647	160	—	4,807
Non-agency backed – residential	3,513	624	—	4,137
Non-agency backed – commercial	2,414	664	—	3,078
Total fixed maturities, available-for-sale	107,718	5,978	(674)	113,022
Preferred stock, available-for-sale	1,500	267	—	1,767
Mutual funds, available-for-sale	9,901	403	(8)	10,296
	$119,119	$6,648	$(682)	$125,085

The following tables set forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
March 31, 2015	Gains	Losses	Losses	Securities
One year or less	$9,422	$—	$—	$9,422
After one through five years	30,047	5,801	—	35,848
After five through ten years	33,756	15,594	—	49,350
After ten years	10,898	-	—	10,898
No single maturity date	11,303	304	—	11,607
	$95,426	$21,699	$—	$117,125

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
December 31, 2014	Gains	Losses	Losses	Securities
One year or less	$8,791	$—	$—	$8,791
After one through five years	22,140	12,888	—	35,028
After five through ten years	24,980	21,450	—	46,430
After ten years	9,009	1,742	—	10,751
No single maturity date	12,022	—	—	12,022
	$76,942	$36,080	$—	$113,022

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than	Greater	Gross
	or equal to	than 12	Unrealized
At:	12 months	months	Gains
March 31, 2015	6	5	81
December 31, 2014	9	9	80

The following tables reflect the fair value and gross unrealized losses of those fixed maturity securities in a continuous unrealized loss position for greater than 12 months. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at March 31, 2015:	Securities	Value	Losses
Less than or equal to 10%	5	9,819	(167)
Greater than 10%	—	—	—
	5	$9,819	$(167)

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at December 31, 2014:	Securities	Value	Losses
Less than or equal to 10%	9	$20,567	$(592)
Greater than 10%	—	—	—
	9	$20,567	$(592)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at March 31, 2015:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$11,880	$(110)	$(109)	$—	$(1)
Six months	—	—	—	—	—
Nine months	—	—	—	—	—
Twelve months	—	—	—	—	—
Greater than twelve months	9,819	(167)	(167)	—	—
Total	$21,699	$(277)	$(276)	$—	$(1)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at December 31, 2014:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$17,505	$(90)	$(90)	$—	$—
Six months	—	—	—	—	—
Nine months	—	—	—	—	—
Twelve months	—	—	—	—	—
Greater than twelve months	20,567	(592)	(592)	—	—
Total	$38,072	$(682)	$(682)	$—	$—

Other Investments

Other investments consist of the common stock of a real estate investment trust and limited partnership interests in three funds that invest in (i) commercial real estate and secured commercial real estate loans acquired from financial intuitions, (ii) small balance distressed secured loans and debt securities and (iii) undervalued international publicly-traded equities. These investments have redemption and transfer restrictions; however, the Company does not intend to sell these investments, and it is more likely than not that the Company will not be required to sell them before the expiration of such restrictions. At March 31, 2015, the Company had unfunded commitments of $1.9 million with two of these investments.

Restrictions

At March 31, 2015, fixed maturities and cash equivalents with a fair value and amortized cost of $6.4 million were on deposit with various insurance departments as a requirement of doing business in those states. Cash equivalents with a fair value and amortized cost of $9.4 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Three Months Ended
	March 31,
	2015	2014
Fixed maturities, available-for-sale	$1,043	$1,239
Mutual funds, available-for-sale	147	160
Other investments	46	239
Other	31	26
Investment expenses	(122)	(127)
	$1,145	$1,537

The components of net realized gains (losses) on investments, available-for-sale at fair value follow (in thousands).

	Three Months Ended
	March 31,
	2015	2014
Gains	$—	$85
Losses	(3)	(3)
	$(3)	$82

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) is included in other comprehensive income. The amounts of non-credit OTTI for securities still owned was $0.9 million for non-agency backed residential collateralized mortgage obligations (“CMOs”) and $0.2 million related to non-agency backed commercial CMOs at both March 31, 2015 and 2014.

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

For the three months ended March 31, 2015 and 2014, the Company did not recognize any OTTI charges.

The following is a progression of the credit-related portion of OTTI on investments owned at March 31, 2015 and 2014 (in thousands).

	Three Months Ended
	March 31,
	2015	2014
Beginning balance	$(2,632)	$(2,632)
Additional credit impairments on:
Previously impaired securities	—	—
Securities without previous impairments	—	—
	—	—
Reductions for securities sold (realized)	—	—
	$(2,632)	$(2,632)

The Company believes that the remaining securities having unrealized losses at March 31, 2015 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data).

	Three Months Ended
	March 31,
	2015	2014
Net income	$486	$511
Weighted average common basic shares	41,016	40,970
Effect of dilutive securities	288	313
Weighted average common dilutive shares	41,304	41,283
Basic and diluted net income per share	$0.01	$0.01

For the three months ended March 31, 2015, the computation of diluted net income per share included options to purchase approximately $0.8 million shares that had a dilutive effect of 288 thousand shares. Options to purchase 0.3 million shares were not included in the computation of diluted net income per share as their exercise price was in excess of the average stock prices for the period.

On March 10, 2015, the Compensation Committee of the Board of Directors of the Company awarded 141 thousand restricted stock units to executive officers. Such restricted stock units will vest, and an equal number of shares of common stock will be deliverable upon the third anniversary of the date of grant. Compensation expense related to the units was calculated based upon the closing market price of the common stock on the date of grant ($2.44) and is recorded on a straight-line basis over the vesting period. These units were not dilutive for the three months ended March 31, 2015.

For the three months ended March 31, 2014, the computation of diluted net income per share included 7 thousand shares of unvested restricted common stock and options to purchase approximately 0.8 million shares that had a dilutive effect of 306 thousand shares. Options to purchase 0.4 million shares were not included in the computation of diluted net income per share as their exercise price was in excess of the average stock prices for the period.

5. Income Taxes

The provision for income taxes consisted of the following (in thousands).

	Three Months Ended
	March 31,
	2015	2014
Federal:
Current	$72	$10
Deferred	193	—
	265	10
State:
Current	49	25
Deferred	4	1
	53	26
	$318	$36

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The provision for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income before income taxes as a result of the following (in thousands).

	Three Months Ended
	March 31,
	2015	2014
Provision for income taxes at statutory rate	$281	$192
Tax effect of:
Tax-exempt investment income	(5)	(5)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to federal income taxes	-	(223)
Stock-based compensation	-	37
State income taxes	53	26
Other	(11)	9
	$318	$36

The Company had a deferred tax asset valuation allowance of approximately $1.8 million at both March 31, 2015 and December 31, 2014, relating to certain amounts that are more likely than not to be realized. The change in the valuation allowance for three months ended March 31, 2015 was not material.

At March 31, 2014, the Company had a full valuation allowance against its deferred tax asset based upon past negative evidence in the form of historical taxable losses. Based upon positive evidence from recent taxable income and the Company’s outlook for future profitability, the deferred tax asset valuation allowance was adjusted at December 31, 2014 to include only the certain amounts referred to above.

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

The following table presents selected financial data by business segment (in thousands).

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Insurance	$75,089	$62,527
Real estate and corporate	16	15
Consolidated total	$75,105	$62,542
Income (loss) before income taxes:
Insurance	$1,553	$1,238
Real estate and corporate	(749)	(691)
Consolidated total	$804	$547

	March 31,	December 31,
	2015	2014
Total assets:
Insurance	$334,600	$302,529
Real estate and corporate	25,296	25,916
Consolidated total	$359,896	$328,445

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

In January 2014, one current and three former employees filed a class action lawsuit against the Company in the U.S. District Court for the Middle District of Tennessee. The case is styled Lykins, et al. v. First Acceptance Corporation, et al. The suit alleges the Company violated the Fair Labor Standards Act by misclassifying its insurance agents as exempt employees. Plaintiffs seek unpaid wages, overtime, attorneys’ fees and costs. The Company answered the plaintiffs’ Complaint and denied all of the allegations contained therein. In April 2014, the case was conditionally certified as a class action, and a notice regarding the case was sent to all potential class members. Approximately 200 individuals chose to participate in the case during the opt-in period which closed on July 15, 2014. The Company strongly disagrees with the allegations and will put forth a vigorous defense. This litigation will likely have a lengthy duration. The case is in discovery, but has not progressed to a stage where an estimate of the ultimate impact of this litigation on the Company, if any, can be made.

8. Recent Accounting Pronouncements

In May 2014, the Financial Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, that will supersede virtually all revenue recognition guidance in GAAP and International Financial Reporting Standards (“IFRS”). This guidance has an effective date for public companies for annual and interim periods beginning after December 15, 2016, with early adoption not permitted. In April 2015, the FASB proposed a one-year deferral of this effective date with the option for entities to early adopt at the original effective date. The standard is intended to increase comparability across industries and jurisdictions. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The new standard will not change accounting guidance for insurance contracts. However, the Company is currently evaluating this guidance as it relates to non-insurance arrangements and any impact it will have on future consolidated financial statements. At this time the impact is unknown.

In June 2014, the FASB made a decision to require insurance companies to make additional disclosures about short-term duration contracts. This guidance has an effective date for public companies for annual reporting periods beginning after December 15, 2015 and interim reporting periods beginning after December 15, 2016, with early adoption permitted. The Company believes that it will be reasonably able to comply with these requirements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest” as final guidance to simplify the presentation of debt issuance costs by requiring such costs to be presented as a deduction from the corresponding liability, consistent with the presentation of debt discounts or premiums. Although this guidance has an effective date for public companies for annual and interim periods beginning after December 15, 2015, the Company has elected early adoption as permitted in the current period and retrospectively to all prior periods presented in the consolidated financial statements. As a result, $128 thousand and $130 thousand, respectively, were reclassified and deducted from debentures payable at March 31, 2015 and December 31, 2014, respectively.

In April 2015, the FASB published ASU No. 2015-05, “Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. The amendment also eliminates today’s requirement that customers analogize to the leases standard when determining the assets acquired in a software licensing arrangement. For calendar year-end entities, the guidance is effective January 1, 2016 and early adoption is permitted. Entities have the option of

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

applying the guidance prospectively or retrospectively. The Company does not believe that this amendment will affect the accounting treatment for any of its current arrangements.

In May 2015, the FASB issued final guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value of the investment as a practical expedient. Investments that calculate net asset value (or its equivalent), but for which the practical expedient is not applied, will continue to be included in the fair value hierarchy. The guidance also removed the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to estimate the fair value using that practical expedient. The guidance will be applied retrospectively for public business entities for fiscal years beginning after December 15, 2015 and interim periods within those years. Early adoption is permitted. The Company plans to discontinue including such investments in its fair value hierarchy table at June 30, 2015.

9. Subsequent Event

On April 27, 2015, the Company entered into an Asset Purchase Agreement (the “APA”) to acquire certain assets of an insurance agency business that sells private passenger non-standard automobile insurance, principally in California, but also in Texas, Arizona, Florida, Nevada and New Mexico. Pursuant to the APA, the Company will pay a total of $34.5 million in cash for the assets of 83 retail stores, subject to certain adjustments set forth in the APA.  The parties to the APA have made certain representations, warranties and covenants customary for a transaction of this nature, and consummation of the transactions contemplated by the APA is subject to customary closing conditions. The Company is currently in negotiations to partially finance the acquisition and anticipates that the acquisition will be completed on July 1, 2015.

FIRST ACCEPTANCE CORPORATION 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for year ended December 31, 2014. The following discussion should be read in conjunction with our consolidated financial statements included with this report and our consolidated financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for year ended December 31, 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

At March 31, 2015, we leased and operated 355 retail locations (or “stores”) and a call center staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary insurance product providing personal property and liability coverage for renters underwritten by us. In addition, select retail locations in highly competitive markets in Illinois and Texas offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers. At March 31, 2015, we wrote non-standard personal automobile insurance in 13 states (Virginia commenced in January 2015) and were licensed in 12 additional states.

See the discussion in Item 1. “Business—General” in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information with respect to our business.

FIRST ACCEPTANCE CORPORATION 10-Q

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended
	March 31,
	2015	2014
Retail locations – beginning of period	356	360
Opened	—	—
Closed	(1)	(5)
Retail locations – end of period	355	355

The following table shows the number of our retail locations by state.

	March 31,		December 31,
	2015	2014	2014	2013
Alabama	24	24	24	24
Florida	31	30	31	30
Georgia	60	60	60	60
Illinois	60	61	60	61
Indiana	17	17	17	17
Mississippi	7	7	7	7
Missouri	9	11	10	11
Ohio	27	27	27	27
Pennsylvania	15	16	15	16
South Carolina	25	25	25	25
Tennessee	22	19	22	19
Texas	58	58	58	63
Total	355	355	356	360

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

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents gross premiums earned by state (in thousands). Driven by an increase in the number of policies sold, a higher percentage of full coverage policies sold and rate increases taken in most states, net premiums earned for the three months ended March 31, 2015 increased 21% compared with the same period in the prior year.

	Three Months Ended
	March 31,
	2015	2014
Gross premiums earned:
Georgia	$11,745	$9,581
Florida	9,843	7,963
Texas	8,363	6,468
Ohio	6,365	5,253
Illinois	5,956	4,729
Alabama	5,846	5,149
South Carolina	4,622	4,008
Tennessee	3,619	3,186
Pennsylvania	2,260	2,146
Indiana	1,846	1,431
Missouri	1,402	1,138
Mississippi	815	750
Virginia	16	—
Total gross premiums earned	62,698	51,802
Premiums ceded to reinsurer	(83)	(54)
Total net premiums earned	$62,615	$51,748

The following table presents the change in the total number of policies in force (“PIF”) for our insurance company subsidiaries. PIF increases as a result of new policies issued and decreases as a result of policies that are canceled or expire and are not renewed. At March 31, 2015, PIF was 14.2% higher than at the same date in the prior year.

	Three Months Ended
	March 31,
	2015	2014
Policies in force – beginning of period	163,712	143,077
Net change during period	28,901	25,530
Policies in force – end of period	192,613	168,607

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

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents the loss, expense and combined ratios for our insurance operations.

	Three Months Ended
	March 31,
	2015	2014
Loss	76.5%	71.1%
Expense	22.8%	29.6%
Combined	99.3%	100.7%

Operational Initiatives

Since the beginning of 2012, we renewed our focus on improving the customer experience and value through several initiatives. Through April 2015, our progress has included:

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

FIRST ACCEPTANCE CORPORATION 10-Q

The value of our consolidated available-for-sale investment portfolio was $129.2 million at March 31, 2015 and consisted of fixed maturity securities, preferred stock and investments in mutual funds, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At March 31, 2015, we had gross unrealized gains of $7.3 million and gross unrealized losses of $0.3 million in our consolidated investments available-for-sale portfolio.

At March 31, 2015, 93% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

The following table summarizes our investment securities at March 31, 2015 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2015	Cost	Gains	Losses	Value
U.S. government and agencies	$13,038	$353	$—	$13,391
State	698	21	—	719
Political subdivisions	500	4	—	504
Revenue and assessment	14,573	1,543	—	16,116
Corporate bonds	71,907	3,156	(276)	74,787
Collateralized mortgage obligations:
Agency backed	4,613	148	—	4,761
Non-agency backed – residential	3,380	684	(1)	4,063
Non-agency backed – commercial	2,134	650	—	2,784
Total fixed maturities, available-for-sale	110,843	6,559	(277)	117,125
Preferred stock, available-for-sale	1,500	283	—	1,783
Mutual funds, available-for-sale	9,901	425	—	10,326
	$122,244	$7,267	$(277)	$129,234

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

Consolidated Results

Revenues for the three months ended March 31, 2015 increased 20% to $75.1 million from $62.5 million in the same period in the prior year. Income before income taxes for three months ended March 31, 2015 was $0.8 million, compared with income before income taxes of $0.5 million for the three months ended March 31, 2014. Net income was $0.5 million for both the three months ended March 31, 2015 and 2014. Basic and diluted net income per share were $0.01 for both the three months ended March 31, 2015 and 2014.

Insurance Operations

Revenues from insurance operations were $75.1 million for the three months ended March 31, 2015, compared with $62.5 million for the three months ended March 31, 2014.

Income before income taxes from insurance operations for the three months ended March 31, 2015 was $1.6 million, compared with income before income taxes from insurance operations of $1.2 million for the three months ended March 31, 2014.

Premiums Earned

Premiums earned increased by $10.9 million, or 21%, to $62.6 million for the three months ended March 31, 2015, from $51.7 million for the three months ended March 31, 2014. This improvement was primarily due to an increase in PIF from 168,607 at March 31, 2014 to 192,613 at March 31, 2015, in addition to a higher percentage of full coverage policies sold and our recent pricing actions.

FIRST ACCEPTANCE CORPORATION 10-Q

Commission and Fee Income

Commission and fee income increased by $2.1 million, or 23%, to $11.3 million for the three months ended March 31, 2015, from $9.2 million for the three months ended March 31, 2014. This increase in commission and fee income was a result of higher fee income related to commissionable ancillary products sold through our retail locations and the increase in PIF noted above.

Investment Income

Investment income decreased to $1.1 million during the three months ended March 31, 2015 from $1.5 million during the same period in the prior year. This decrease in investment income was primarily a result of lower returns on fixed maturities and lesser returns on other investments. March 31, 2015 and 2014, the tax-equivalent book yields for our managed fixed maturities and cash equivalents portfolio were 2.7% and 2.9%, respectively, with effective durations of 3.00 and 3.20 years, respectively.

Net Realized (Losses) Gains on Investments, Available-for-sale

Net realized (losses) gains on investments, available-for-sale during the three months ended March 31, 2015 and 2014 included $3 thousand of net realized losses and $82 thousand of net realized gains, respectively, from redemptions.

Loss and Loss Adjustment Expenses

The loss ratio was 76.5% for the three months ended March 31, 2015, compared with 71.1% for the three months ended March 31, 2014. We experienced favorable development related to prior periods of $1.1 million for the three months ended March 31, 2015, compared with favorable development of $2.9 million for the three months ended March 31, 2014. The favorable development for the three months ended March 31, 2015 was primarily related to bodily injury and uninsured motorist bodily injury claims occurring in accident year 2014.

Excluding the development related to prior periods for the three months ended March 31, 2015 and 2014, the loss ratios were 78.4% and 76.8%, respectively. The year-over-year increase in the loss ratio was primarily due to higher than expected claim frequency and severity across multiple coverages.

Insurance Operating Expenses

Insurance operating expenses increased 5% to $25.2 million for the three months ended March 31, 2015, from $24.0 million for the three months ended March 31, 2014. This increase was primarily attributable to additional variable cost associated with higher PIF as well as additional salaries and benefit costs for the sales organization.

The expense ratio was 22.8% for the three months ended March 31, 2015, compared with 29.6% for the three months ended March 31, 2014. The year-over-year decrease in the expense ratio was primarily due to the increase in premiums earned which resulted in a lower percentage of fixed expenses in our retail operations (such as rent and base salary).

Overall, the combined ratio decreased to 99.3% for the three months ended March 31, 2015 from 100.7% for the three months ended March 31, 2014.

Provision for Income Taxes

The provision for income taxes was $318 thousand and $36 thousand, respectively, for the three months ended March 31, 2015 and 2014. For the three months ended March 31, 2014, the provision for income taxes related only to current state income taxes for certain subsidiaries with taxable income. There was no provision for federal income taxes during this period since at March 31, 2014 we had a full valuation allowance against our deferred tax asset based upon past negative evidence in the form of historical taxable losses. Based upon positive evidence from recent taxable income and our outlook for future profitability, the deferred tax asset valuation allowance was adjusted at December 31, 2014 to include only the certain amounts that were more likely than not to be realized.

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the three months ended March 31, 2015 and 2014 was $0.7 million. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $0.4 million of interest expense for

FIRST ACCEPTANCE CORPORATION 10-Q

both the three months ended March 31, 2015 and 2014 related to debentures issued in July 2007. For additional information, see “Liquidity and Capital Resources” in this report.

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash provided by operating activities for the three months ended March 31, 2015 was $11.4 million, compared with $6.8 million for the same period in the prior fiscal year. Net cash used by investing activities for the three months ended March 31, 2015 was $3.6 million, compared $1.7 million for the same period in the prior fiscal year. These net increases to our investment portfolio for the periods were primarily the result of purchases in excess of maturities and redemptions. Investing activities during the three months ended March 31, 2015 also included capital expenditures primarily related to system enhancements of $0.2 million as compared to $0.4 million in the same period in the prior year.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products and policies on behalf of third-party carriers. If necessary and available subject to state law limitations, the holding company may receive dividends from our insurance company subsidiaries. To a lesser extent, the holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At March 31, 2015, we had $17.0 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.

The holding company has debt service requirements related to the debentures payable. The debentures are interest-only and mature in full in July 2037. The debentures pay interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures was 3.983% for the periods from November 2014 to January 2015. The interest rate reset in February 2015 to 4.005% through April 2015. In April 2015 the interest rate reset to 4.028% through July 2015.

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At March 31, 2015, our insurance company subsidiaries could pay ordinary dividends of $2.0 million without prior regulatory approval.

The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratio for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus was 2.58-to-1 at March 31, 2015. Based on our current forecast on a combined basis, we anticipate that our risk-based capital levels will be adequate and that our ratio of net premiums written to statutory capital and surplus will not exceed the 3-to-1 statutory guideline for the reasonably foreseeable future. We therefore believe that our insurance company subsidiaries have sufficient statutory capital and surplus available to support their net premium writings in this time frame.

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

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements (e.g., operating leases) where the economics and sound business principles warrant their use. For information with respect to our off-balance sheet arrangements at December 31, 2014, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” included in our Annual Report on Form 10-K for the year ended December 31, 2014. We have not entered into any new material off-balance sheet arrangements since December 31, 2014.

FIRST ACCEPTANCE CORPORATION 10-Q

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2015 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$122,749	$119,951	$117,125	$114,296	$111,468	$105,816

The following table provides information about our fixed maturity investments at March 31, 2015 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and OTTI) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2016	$13,713	$299	$—	$14,012
2017	9,624	—	—	9,624
2018	8,950	3,575	—	12,525
2019	6,196	2,000	—	8,196
2020	8,892	—	—	8,892
Thereafter	41,783	15,551	—	57,334
Total	$89,158	$21,425	$—	$110,583
Fair value	$95,426	$21,699	$—	$117,125

On June 15, 2007, our wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I (FAST I), used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures.

FIRST ACCEPTANCE CORPORATION 10-Q

The debentures are interest-only and mature in full in July 2037. The debentures pay interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures was 3.983% for the periods from November 2014 to January 2015. The interest rate reset in February 2015 to 4.005% through April 2015. In April 2015 the interest rate reset to 4.028% through July 2015.

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment in any one investment, excluding U.S. government and agency securities, is our investment in a single mutual fund with a fair value of $7.9 million, or 6% of our available-for-sale portfolio. Our five largest investments make up 17% of our available-for-sale portfolio.

The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized statistical rating organizations at March 31, 2015 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$4,695	4%	$4,858	4%
AA+, AA, AA-	45,711	41%	47,095	40%
A+, A, A-	41,727	38%	44,226	38%
BBB+, BBB, BBB-	12,011	11%	12,877	11%
Total investment grade	104,144	94%	109,056	93%

Not rated	2,555	2%	2,704	2%

BB+, BB, BB-	500	0%	537	0%
B+, B, B-	537	0%	577	0%
CCC+, CCC, CCC-	1,274	1%	1,641	1%
CC+, CC, CC-	54	0%	264	0%
C+, C, C-	1,289	1%	1,838	2%
D	490	0%	508	0%
Total non-investment grade	4,144	4%	5,365	5%
Total	$110,843	100%	$117,125	100%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of March 31, 2015. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

FIRST ACCEPTANCE CORPORATION

Date: May 12, 2015	By:	/s/ Brent J. Gay
Brent J. Gay
Chief Financial Officer