Form 10-Q
period 2015-06-30
FIRST ACCEPTANCE CORP /DE/
filed 2015-08-11
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐    No ☒

At August 10, 2015, there were 41,040,772 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Investments, available-for-sale at fair value (amortized cost of $132,727 and $119,119, respectively)	$136,998	$125,085
Cash and cash equivalents	103,774	102,429
Premiums and fees receivable, net of allowance of $459 and $392	64,991	56,344
Deferred tax assets, net	16,706	16,521
Other investments	11,578	10,530
Other assets	5,874	6,104
Property and equipment, net	3,570	3,173
Deferred acquisition costs	4,751	3,459
Deposit under asset purchase agreement	33,735	—
Identifiable intangible assets	4,998	4,800
TOTAL ASSETS	$386,975	$328,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$110,476	$96,613
Unearned premiums and fees	80,918	67,942
Debentures payable	40,107	40,211
Term loan from principal stockholder	29,740	—
Other liabilities	18,952	16,715
Total liabilities	280,193	221,481
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 41,041 and 41,016 issued and outstanding, respectively	410	410
Additional paid-in capital	457,358	457,242
Accumulated other comprehensive income, net of tax of $331 and $923, respectively	3,991	5,090
Accumulated deficit	(354,977)	(355,778)
Total stockholders’ equity	106,782	106,964
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$386,975	$328,445

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Premiums earned	$67,300	$55,854	$129,915	$107,602
Commission and fee income	11,929	10,051	23,278	19,226
Investment income	1,406	1,257	2,551	2,794
Net realized (losses) gains on investments, available-for-sale	(4)	(42)	(7)	40
	80,631	67,120	155,737	129,662
Costs and expenses:
Losses and loss adjustment expenses	55,003	41,066	102,937	77,883
Insurance operating expenses	23,774	21,162	48,969	45,191
Other operating expenses	263	245	586	478
Stock-based compensation	53	66	72	112
Depreciation and amortization	399	437	807	880
Interest expense	449	421	872	848
	79,941	63,397	154,243	125,392
Income before income taxes	690	3,723	1,494	4,270
Provision for income taxes	375	254	693	290
Net income	$315	$3,469	$801	$3,980
Net income per share:
Basic	$0.01	$0.08	$0.02	$0.10
Diluted	$0.01	$0.08	$0.02	$0.10
Number of shares used to calculate net income per share:
Basic	41,020	40,978	41,018	40,974
Diluted	41,384	41,274	41,347	41,278
Reconciliation of net income to other comprehensive income:
Net income	$315	$3,469	$801	$3,980
Net unrealized change in investments, net of tax of $(937), $0, $(592) and $0, respectively	(1,741)	1,297	(1,099)	2,950
Comprehensive (loss) income	$(1,426)	$4,766	$(298)	$6,930

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$801	$3,980
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	807	880
Stock-based compensation	72	112
Deferred income taxes	408	—
Net realized losses (gains) on sales and redemptions of investments	7	(40)
Investment income and equity in earnings from other investments	(328)	(277)
Other	164	169
Change in:
Premiums and fees receivable	(8,714)	(7,053)
Loss and loss adjustment expense reserves	13,863	4,511
Unearned premiums and fees	12,976	9,634
Other	811	1,306
Net cash provided by operating activities	20,867	13,222
Cash flows from investing activities:
Purchases of investments, available-for-sale	(18,963)	(5,441)
Purchases of other investments	(1,289)	(1,416)
Maturities and redemptions of investments, available-for-sale	5,252	7,317
Capital expenditures	(1,197)	(489)
Acquisition of identifiable intangible asset	(205)	—
Deposit under asset purchase agreement	(33,735)	—
Other	571	152
Net cash (used in) provided by investing activities	(49,566)	123
Cash flows from financing activities:
Proceeds from term loan from principal stockholder	30,000	—
Net proceeds from issuance of common stock	44	30
Net cash provided by financing activities	30,044	30
Net change in cash and cash equivalents	1,345	13,375
Cash and cash equivalents, beginning of period	102,429	72,033
Cash and cash equivalents, end of period	$103,774	$85,408

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

Level 3 -	Instruments that use non-binding broker quotes or model driven valuations that do not have observable market data.

NAV    -   Calculated net asset value (“NAV”) based on an ownership interest to which a proportionate share of net assets is attributed.

The Company categorizes valuation methods used in its identifiable intangible assets impairment tests as Level 3. To determine the fair value of acquired trademarks and trade names, the Company uses the relief-from-royalty method, which requires the Company to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The Company also categorizes the valuation method used to fair value an investment in the common stock of a real estate investment trust included in other investments as Level 3, since this investment has redemption and transfer restriction and is therefore not readily marketable.

Fair Value of Financial Instruments

The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Investments, available-for-sale	$136,998	$136,998	$125,085	$125,085
Other investments	11,578	11,578	10,530	10,530
Liabilities:
Debentures payable	40,107	20,764	40,211	19,606
Term loan from principal stockholder	29,740	30,000	-	-

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The fair values as presented represent the Company’s best estimates and may not be substantiated by comparisons to independent markets. The fair value of the debentures payable and the term loan from principal shareholder are categorized as Level 3, since they were based on current market rates offered for debt with similar risks and maturities, an unobservable input categorized as Level 3. Carrying values of certain financial instruments, such as cash and cash equivalents and premiums and fees receivable, approximate fair value due to the short-term nature of the instruments and are not required to be disclosed. Therefore, the aggregate of the fair values presented in the preceding table do not purport to represent the Company’s underlying value.

The Company holds available-for-sale investments and other investments, which are carried at either net asset value or under the equity method which approximates fair value. The following tables present the fair-value measurements for each major category of assets that are measured on a recurring basis (in thousands).

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant	Proportionate
		Markets for	Observable	Unobservable	Share of
		Identical Assets	Inputs	Inputs	Net Assets
June 30, 2015	Total	(Level 1)	(Level 2)	(Level 3)	(NAV)
Fixed maturities, available-for-sale:
U.S. government and agencies	$13,207	$13,207	$—	$—	$—
State	710	—	710	—	—
Political subdivisions	501	—	501	—	—
Revenue and assessment	13,478	—	13,478	—	—
Corporate bonds	85,990	—	85,990	—	—
Collateralized mortgage obligations:
Agency backed	4,575	—	4,575	—	—
Non-agency backed – residential	3,901	—	3,901	—	—
Non-agency backed – commercial	2,766	—	2,766	—	—
Total fixed maturities, available-for-sale	125,128	13,207	111,921	—	—
Preferred stock, available-for-sale	1,693	1,693	—	—	—
Mutual funds, available-for-sale	10,177	10,177	—	—	—
Total investments, available-for-sale	136,998	25,077	111,921	—	—
Other investments	11,578	—	—	2,149	9,429
Cash and cash equivalents	103,774	103,774	—	—	—
Total	$252,350	$128,851	$111,921	$2,149	$9,429

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant	Proportionate
		Markets for	Observable	Unobservable	Share of
		Identical Assets	Inputs	Inputs	Net Assets
December 31, 2014	Total	(Level 1)	(Level 2)	(Level 3)	(NAV)
Fixed maturities, available-for-sale:
U.S. government and agencies	$8,290	$8,290	$—	$—	$—
State	725	—	725	—	—
Political subdivisions	506	—	506	—	—
Revenue and assessment	16,360	—	16,360	—	—
Corporate bonds	75,119	—	75,119	—	—
Collateralized mortgage obligations:
Agency backed	4,807	—	4,807	—	—
Non-agency backed – residential	4,137	—	4,137	—	—
Non-agency backed – commercial	3,078	—	3,078	—	—
Total fixed maturities, available-for-sale	113,022	8,290	104,732	—	—
Preferred stock, available-for-sale	1,767	1,767	—	—	—
Mutual funds, available-for-sale	10,296	10,296	—	—	—
Total investments, available-for-sale	125,085	20,353	104,732	—	—
Other investment	10,530	—	—	947	9,583
Cash and cash equivalents	102,429	102,429	—	—	—
Total	$238,044	$122,782	$104,732	$947	$9,583

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified security in the table above consists of an investment in the common stock of a real estate investment trust for which fair value has been determined using a model driven valuation that does not have observable market data. There were no transfers between Level 1 and Level 2 for the three and six months ended June 30, 2015 and 2014. The Company’s policy is to recognize transfers between levels at the end of the reporting period based on specific identification. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table represents the quantitative disclosure for the asset classified as Level 3 during the six months ended June 30, 2015 (in thousands).

Fair Value
Measurements Using
Significant Unobservable
Inputs (Level 3)

Common Stock
at Fair Value
Balance at December 31, 2014	$947
Gains included in net income	—
Gains included in comprehensive income	2
Investments and capital calls	1,200
Distributions received	—
Transfers into and out of Level 3	—
Balance at June 30, 2015	$2,149

3. Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2015	Cost	Gains	Losses	Value
U.S. government and agencies	$13,037	$239	$(69)	$13,207
State	698	12	—	710
Political subdivisions	500	1	—	501
Revenue and assessment	12,546	980	(48)	13,478
Corporate bonds	84,724	2,208	(942)	85,990
Collateralized mortgage obligations:
Agency backed	4,470	113	(8)	4,575
Non-agency backed – residential	3,231	671	(1)	3,901
Non-agency backed – commercial	2,120	646	—	2,766
Total fixed maturities, available-for-sale	121,326	4,870	(1,068)	125,128
Preferred stock, available-for-sale	1,500	193	—	1,693
Mutual funds, available-for-sale	9,901	289	(13)	10,177
	$132,727	$5,352	$(1,081)	$136,998

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
U.S. government and agencies	$8,039	$277	$(26)	$8,290
State	698	27	—	725
Political subdivisions	500	6	—	506
Revenue and assessment	14,856	1,522	(18)	16,360
Corporate bonds	73,051	2,698	(630)	75,119
Collateralized mortgage obligations:
Agency backed	4,647	160	—	4,807
Non-agency backed – residential	3,513	624	—	4,137
Non-agency backed – commercial	2,414	664	—	3,078
Total fixed maturities, available-for-sale	107,718	5,978	(674)	113,022
Preferred stock, available-for-sale	1,500	267	—	1,767
Mutual funds, available-for-sale	9,901	403	(8)	10,296
	$119,119	$6,648	$(682)	$125,085

The following tables set forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
June 30, 2015	Gains	Losses	Losses	Securities
One year or less	$11,150	$—	$—	$11,150
After one through five years	22,241	10,725	—	32,966
After five through ten years	21,588	37,897	—	59,485
After ten years	8,566	1,719	—	10,285
No single maturity date	9,310	1,932	—	11,242
	$72,855	$52,273	$—	$125,128

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
December 31, 2014	Gains	Losses	Losses	Securities
One year or less	$8,791	$—	$—	$8,791
After one through five years	22,140	12,888	—	35,028
After five through ten years	24,980	21,450	—	46,430
After ten years	9,009	1,742	—	10,751
No single maturity date	12,022	—	—	12,022
	$76,942	$36,080	$—	$113,022

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than	Greater	Gross
	or equal to	than 12	Unrealized
At:	12 months	months	Gains
June 30, 2015	22	4	76
December 31, 2014	9	9	80

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

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at June 30, 2015:	Securities	Value	Losses
Less than or equal to 10%	4	$7,761	(230)
Greater than 10%	—	—	—
	4	$7,761	$(230)

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at December 31, 2014:	Securities	Value	Losses
Less than or equal to 10%	9	$20,567	$(592)
Greater than 10%	—	—	—
	9	$20,567	$(592)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at June 30, 2015:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$38,745	$(507)	$(506)	$—	$(1)
Six months	7,755	(344)	(344)	—	—
Nine months	—	—	—	—	—
Twelve months	—	—	—	—	—
Greater than twelve months	7,761	(230)	(230)	—	—
Total	$54,261	$(1,081)	$(1,080)	$—	$(1)

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at December 31, 2014:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$17,505	$(90)	$(90)	$—	$—
Six months	—	—	—	—	—
Nine months	—	—	—	—	—
Twelve months	—	—	—	—	—
Greater than twelve months	20,567	(592)	(592)	—	—
Total	$38,072	$(682)	$(682)	$—	$—

Other Investments

Other investments consist of the common stock of a real estate investment trust and limited partnership interests in three funds that invest in (i) commercial real estate and secured commercial real estate loans acquired from financial intuitions, (ii) small balance distressed secured loans and debt securities and (iii) undervalued international publicly-traded equities. These investments have redemption and transfer restrictions; however, the Company does not intend to sell these investments, and it is more likely than not that the Company will not be required to sell them before the expiration of such restrictions. At June 30, 2015, the Company had unfunded commitments of $1.0 million with two of these investments.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Restrictions

At June 30, 2015, fixed maturities and cash equivalents with a fair value of $6.4 million were on deposit with various insurance departments as a requirement of doing business in those states. Cash equivalents with a fair value and amortized cost of $9.4 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Fixed maturities, available-for-sale	$1,039	$1,162	$2,054	$2,401
Mutual funds, available-for-sale	145	147	293	307
Other investments	283	38	328	277
Other	59	28	118	54
Investment expenses	(120)	(118)	(242)	(245)
	$1,406	$1,257	$2,551	$2,794

The components of net realized (losses) gains on investments, available-for-sale at fair value follow (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Gains	$-	$-	$-	$85
Losses	(4)	(42)	(7)	(45)
	$(4)	$(42)	$(7)	$40

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) is included in other comprehensive income. The amounts of non-credit OTTI for securities still owned was $0.9 million for non-agency backed residential collateralized mortgage obligations (“CMOs”) and $0.2 million related to non-agency backed commercial CMOs at both June 30, 2015 and 2014.

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

For the six months ended June 30, 2015 and 2014, the Company did not recognize any OTTI charges.

The Company believes that the remaining securities having unrealized losses at June 30, 2015 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

4. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$315	$3,469	$801	$3,980
Weighted average common basic shares	41,020	40,978	41,018	40,974
Effect of dilutive securities	364	296	329	304
Weighted average common dilutive shares	41,384	41,274	41,347	41,278
Basic and diluted net income per share	$0.01	$0.08	$0.02	$0.10

For the three and six months ended June 30, 2015, the computation of diluted net income per share included options to purchase 825 thousand shares that had a dilutive effect of 339 thousand shares and      318 thousand shares, respectively. Options to purchase 260 thousand shares were not included in the computation of diluted net income per share for the three and six months ended June 30, 2015, since their exercise price was in excess of the average stock prices for these periods.

On March 10, 2015, the Compensation Committee of the Board of Directors of the Company awarded 141 thousand restricted stock units to executive officers. Such restricted stock units will vest, and an equal number of shares of common stock will be deliverable upon the third anniversary of the date of grant. Compensation expense related to the units was calculated based upon the closing market price of the common stock on the date of grant ($2.44) and is recorded on a straight-line basis over the vesting period. These units had a dilutive effect of 25 thousand and 11 thousand shares for the three and six months ended June 30, 2015.

For the three and six months ended June 30, 2014, the computation of diluted net income per share included 5 thousand shares of unvested restricted common stock and exercisable options to purchase 825 thousand shares that had a dilutive effect of 291 thousand shares and 299 thousand shares, respectively. Options to purchase 350 thousand shares were not included in the computation of diluted net income per share for the three and six months ended June 30, 2014, since their exercise prices were in excess of the average stock prices for these periods.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5. Income Taxes

The provision for income taxes consisted of the following (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Federal:
Current	$(21)	$81	$51	$91
Deferred	209	(2)	402	(2)
	188	79	453	89
State:
Current	185	174	234	199
Deferred	2	1	6	2
	187	175	240	201
	$375	$254	$693	$290

The provision for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income before income taxes as a result of the following (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Provision for income taxes at statutory rate	$242	$1,303	$523	$1,495
Tax effect of:
Tax-exempt investment income	(5)	(5)	(10)	(10)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to federal income taxes	2	(1,233)	2	(1,456)
Stock-based compensation	22	7	22	44
State income taxes, net of federal income tax benefit and state valuation allowance	122	175	158	201
Other	(8)	7	(2)	16
	$375	$254	$693	$290

The Company had a deferred tax asset valuation allowance of approximately $1.8 million at both June 30, 2015 and December 31, 2014, relating to certain amounts that are more likely than not to be realized. The change in the valuation allowance for six months ended June 30, 2015 was not material.

At June 30, 2014 the Company had a full valuation allowance against its deferred tax asset based upon past negative evidence in the form of historical taxable losses. Based upon positive evidence from recent taxable income and the Company’s outlook for future profitability, the deferred tax asset valuation allowance was adjusted at December 31, 2014 to include only the certain amounts referred to above.

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

The following table presents selected financial data by business segment (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Insurance	$80,614	$67,105	$155,703	$129,632
Real estate and corporate	17	15	34	30
Consolidated total	$80,631	$67,120	$155,737	$129,662
Income (loss) before income taxes:
Insurance	$1,438	$4,441	$2,990	$5,679
Real estate and corporate	(748)	(718)	(1,496)	(1,409)
Consolidated total	$690	$3,723	$1,494	$4,270

	June 30,	December 31,
	2015	2014
Total assets:
Insurance	$361,879	$302,529
Real estate and corporate	25,096	25,916
Consolidated total	$386,975	$328,445

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

In January 2014, one current and three former employees filed a collective action lawsuit against the Company in the U.S. District Court for the Middle District of Tennessee. . The suit Lykins, et al. v. First Acceptance Corporation, et al, alleges the Company violated the Fair Labor Standards Act by misclassifying its insurance agents as exempt employees. Plaintiffs seek unpaid wages, overtime, attorneys’ fees and costs. The Company answered the plaintiffs’ Complaint and denied all of the allegations contained therein. In April 2014, the class of agents was conditionally certified and a notice regarding the case was sent to all potential class members. A total of 227 individuals chose to participate in the case during the opt-in period which closed on July 15, 2014. The Company disagrees with the allegations in this lawsuit and believes that it is able to present a vigorous defense. However, since any such litigation would likely have a lengthy duration and require the Company to incur significant legal expense, the Company and the plaintiffs have scheduled a mediation on August 17, 2015. Currently an estimate of the financial impact of this litigation on the Company cannot yet be determined.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8. Recent Accounting Pronouncements

In May 2014, the Financial Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” that will supersede virtually all revenue recognition guidance in GAAP and International Financial Reporting Standards (“IFRS”). This guidance had an effective date for public companies for annual and interim periods beginning after December 15, 2016, with early adoption not permitted. In July 2015, the FASB issued a one-year deferral of this effective date with the option for entities to early adopt at the original effective date. The standard is intended to increase comparability across industries and jurisdictions. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The new standard will not change accounting guidance for insurance contracts. However, the Company is currently evaluating this guidance as it relates to non-insurance arrangements and any impact it will have on future consolidated financial statements. At this time the impact is unknown.

In May 2014, the FASB issued ASU No. 2015-09, “Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts” which requires insurance companies to make additional disclosures about short-term duration contracts. This guidance has an effective date for public companies for annual reporting periods beginning after December 15, 2015 and interim reporting periods beginning after December 15, 2016, with early adoption permitted. The Company believes that it will be reasonably able to comply with these requirements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest” as final guidance to simplify the presentation of debt issuance costs by requiring such costs to be presented as a deduction from the corresponding liability, consistent with the presentation of debt discounts or premiums. Although this guidance has an effective date for public companies for annual and interim periods beginning after December 15, 2015, the Company elected early adoption as permitted at March 31, 2015 and has retrospectively restated all prior periods presented in the consolidated financial statements. As a result, $126 thousand and $130 thousand, respectively, were reclassified and deducted from debentures payable at June 30, 2015 and December 31, 2014, respectively.

In April 2015, the FASB published ASU No. 2015-05, “Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. The amendment also eliminates today’s requirement that customers analogize to the leases standard when determining the assets acquired in a software licensing arrangement. For calendar year-end entities, the guidance is effective January 1, 2016 and early adoption is permitted. Entities have the option of applying the guidance prospectively or retrospectively. The Company does not believe that this amendment will affect the accounting treatment for any of its current arrangements.

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value of the investment as a practical expedient. Investments that calculate net asset value (or its equivalent), but for which the practical expedient is not applied, will continue to be included in the fair value hierarchy. The guidance also removed the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to estimate the fair value using that practical expedient. Although this guidance has an effective date to be applied retrospectively for public business entities for fiscal years beginning after December 15, 2015 and interim periods within those years, the Company elected early adoption as permitted and has removed such investments from the fair value hierarchy tables presented in the accompanying consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9. Business Combination and Term Loan from Principal Stockholder

On July 1, 2015, in order to expand its geographic presence, the Company completed the acquisition of certain assets of Titan Insurance Services, Inc. and Titan Auto Insurance of New Mexico, Inc. (the “Titan Agencies”). These agencies sell private passenger non-standard automobile insurance, principally in California, but also in Texas, Arizona, Florida, Nevada and New Mexico.  Pursuant to the Asset Purchase Agreement (the “APA”), the Company paid a total of $34.5 million for the assets of 83 retail stores.

On June 30, 2015, prior to closing, the Company placed $33.7 million in cash on deposit with the sellers representing the purchase price and other closing adjustments for prepaid expenses and the Company’s assumption of the liability for return commissions as of the closing date. This net amount has been recorded in the accompanying consolidated financial statements as a “Deposit under asset purchase agreement.” The Company will account for the acquisition as a business combination applying the acquisition method. The Company is currently in the process of preparing a valuation of the tangible and intangible assets acquired, and as of the date of this report, has not completed the initial allocation of purchase consideration to the assets acquired and the liabilities assumed. The ultimate resolution of the amount of the liability for return commissions as of the closing date will result in an adjustment to goodwill. Goodwill and identifiable intangible assets from this acquisition will be deductible for tax purposes.

In connection with this acquisition, the Company also entered into an insurance agency contract with the parent company of the sellers under which it anticipates writing some of the business produced through these retail locations. In addition, the Company entered into a transaction services agreement with the parent company to assist in the transition of the acquired operations.

To finance this acquisition, on June 29, 2015, the Company borrowed the full amount under a $30 million Loan Agreement (the “Loan Agreement”) with Diamond Family Investments, LP, an affiliate of Gerald J. Ford, the Company’s controlling stockholder.  The Loan Agreement provided a $30 million interest-only senior term loan facility, maturing in full on June 29, 2025. Commencing June 29, 2016, the Company has the right to prepay the loan in whole or in part, in cash, without premium or penalty, upon written notice to the lender. Amounts prepaid under the Loan Agreement may not be reborrowed. The term loan outstanding under the Loan Agreement bears interest at a rate of 8% per annum. The Loan Agreement contains certain representations, warranties and covenants. The Loan Agreement also contains customary events of default, including but not limited to: nonpayment; material inaccuracy of representations and warranties; violations of covenants; cross-default to material indebtedness; certain material judgments; certain bankruptcies and liquidations; invalidity of the loan documents and related events; and a change of control (as defined in the Loan Agreement). The loan is presented in the accompanying financial statements net of unamortized loan issuance costs of $0.3 million.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this report, other than statements of historical fact, are forward-looking statements. You can identify these statements from our use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things, statements and assumptions relating to:

•	our future growth, income, income per share and other financial performance measures;
•	the anticipated effects on our results of operations or financial condition from recent and expected developments or events, including the recently completed acquisition;
•	the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolio;
•	the accuracy and adequacy of our loss reserving methodologies; and
•	our business and growth strategies.

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

At June 30, 2015, we leased and operated 359 retail locations (or “stores”) and a call center staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary insurance product providing personal property and liability coverage for renters underwritten by us. In addition, select retail locations in highly competitive markets in Illinois and Texas offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers. At June 30, 2015, we wrote non-standard personal automobile insurance in 13 states (Virginia commenced in January 2015) and were licensed in 12 additional states.

See the discussion in Item 1. “Business—General” in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information with respect to our business.

FIRST ACCEPTANCE CORPORATION 10-Q

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Retail locations – beginning of period	355	355	356	360
Opened	5	—	5	—
Closed	(1)	(2)	(2)	(7)
Retail locations – end of period	359	353	359	353

The following table shows the number of our retail locations by state.

	June 30,		March 31,		December 31,
	2015	2014	2015	2014	2014	2013
Alabama	24	24	24	24	24	24
Florida	35	30	31	30	31	30
Georgia	60	60	60	60	60	60
Illinois	60	60	60	61	60	61
Indiana	17	17	17	17	17	17
Mississippi	7	7	7	7	7	7
Missouri	9	10	9	11	10	11
Ohio	27	27	27	27	27	27
Pennsylvania	15	16	15	16	15	16
South Carolina	25	25	25	25	25	25
Tennessee	23	19	22	19	22	19
Texas	57	58	58	58	58	63
Total	359	353	355	355	356	360

Titan Acquisition

Effective July 1, 2015 we acquired certain assets of Titan Insurance Services, Inc. and Titan Auto Insurance of New Mexico, Inc. (the “Titan Agencies”). These agencies sell private passenger non-standard automobile insurance through 83 retail stores, principally in California (48), but also in Texas (12), Arizona (10), Florida (4), Nevada (4) and New Mexico (5). The Titan Agencies were owned and operated by Nationwide. Through these Titan-branded stores, the Titan Agencies sell policies through both Nationwide and other unrelated insurance companies. We plan to rebrand the stores under our Acceptance Insurance name. These new Acceptance stores will initially continue to write policies for both Nationwide and other unrelated insurance companies. Approximately 240 employees accepted offers of employment with us as a part of this acquisition.

Going forward, we plan to develop our own products for California, Arizona, Nevada and New Mexico, and introduce our current Texas and Florida products into stores in those states. One of our insurance companies has applied for an insurance company license in California and is already licensed in the three other states where it does not currently write business.

We may introduce our own products in the states in which we currently have an insurance company license prior to the end of 2015. However, a California product is not expected to be available until sometime in early 2016, subject to the approval of our California insurance company license application by the California Department of Insurance. Therefore, it is anticipated that initially, the Titan acquisition will operate primarily as an insurance agency operation for which our revenues will be in the form of commission and fee income.

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

The following table presents gross premiums earned by state (in thousands). Driven by an increase in the number of policies sold, higher average premiums, and an increase in the average life of a policy, net premiums earned for the three and six months ended June 30, 2015 increased 20% and 21%, respectively, compared with the same periods in the prior year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Gross premiums earned:
Georgia	$12,795	$10,322	$24,540	$19,902
Florida	10,566	8,657	20,408	16,620
Texas	9,011	7,169	17,375	13,638
Ohio	6,761	5,757	13,126	10,906
Alabama	6,249	5,604	12,095	10,857
Illinois	6,226	5,092	12,183	9,821
South Carolina	4,954	4,235	9,576	8,242
Tennessee	4,036	3,208	7,655	6,394
Pennsylvania	2,361	2,257	4,620	4,403
Indiana	2,021	1,562	3,866	2,994
Missouri	1,462	1,275	2,864	2,413
Mississippi	872	789	1,688	1,539
Virginia	78	—	94	—
Total gross premiums earned	67,392	55,927	130,090	107,729
Premiums ceded to reinsurer	(92)	(73)	(175)	(127)
Total net premiums earned	$67,300	$55,854	$129,915	$107,602

The following table presents the change in the total number of policies in force (“PIF”) for our insurance company subsidiaries. PIF increases as a result of new policies issued and decreases as a result of policies that are canceled or expire and are not renewed. At June 30, 2015, PIF was 15% higher than at the same date in the prior year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Policies in force – beginning of period	192,613	168,607	163,712	143,077
Net change during period	(8,784)	(9,314)	20,117	16,216
Policies in force – end of period	183,829	159,293	183,829	159,293

FIRST ACCEPTANCE CORPORATION 10-Q

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

The following table presents the loss, expense and combined ratios for our insurance operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Loss	81.7%	73.5%	79.2%	72.4%
Expense	18.2%	20.7%	20.4%	24.9%
Combined	99.9%	94.2%	99.6%	97.3%

Operational Initiatives

Since the beginning of 2012, we renewed our focus on improving the customer experience and value through several initiatives. Through July 2015, our progress has included:

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

•	continued expansion of our call center staff and capabilities to meet increasing customer demand;
•	launch and expansion of complementary insurance products including, renters, term life, and third party homeowners and commercial automobile;
•	continued broadening of our auto insurance product offering to meet diverse customer needs and financial constraints;
•	expansion of our retail locations by opening our first new retail locations since 2008; and
•	expansion to a new market by launching call center and internet sales in Virginia, our first new state since 2005.

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

The invested assets of the insurance company subsidiaries consist substantially of marketable, investment grade debt securities, and include U.S. government securities, municipal bonds, corporate bonds, mutual funds and collateralized mortgage obligations (“CMOs”), in addition to some recent other investments made into limited partnership interests and a real estate investment trust. Investment income is comprised primarily of interest earned on these securities, net of related investment expenses. Although investments are generally purchased with the intention to hold them until maturity, realized gains and losses could occur from time to time as changes are made to our holdings based upon changes in interest rates or the credit quality of specific securities.

The value of our consolidated available-for-sale investment portfolio was $137.0 million at June 30, 2015 and consisted of fixed maturity securities, a preferred stock, and investments in mutual funds, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At June 30, 2015, we had gross unrealized gains of $5.4 million and gross unrealized losses of $1.1 million in our consolidated investments available-for-sale portfolio.

At June 30, 2015, 94% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

The following table summarizes our investment securities at June 30, 2015 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2015	Cost	Gains	Losses	Value
U.S. government and agencies	$13,037	$239	$(69)	$13,207
State	698	12	—	710
Political subdivisions	500	1	—	501
Revenue and assessment	12,546	980	(48)	13,478
Corporate bonds	84,724	2,208	(942)	85,990
Collateralized mortgage obligations:
Agency backed	4,470	113	(8)	4,575
Non-agency backed – residential	3,231	671	(1)	3,901
Non-agency backed – commercial	2,120	646	—	2,766
Total fixed maturities, available-for-sale	121,326	4,870	(1,068)	125,128
Preferred stock, available-for-sale	1,500	193	—	1,693
Mutual funds, available-for-sale	9,901	289	(13)	10,177
	$132,727	$5,352	$(1,081)	$136,998

Three and Six Months Ended June 30, 2015 Compared with the Three and Six Months Ended June 30, 2014

Consolidated Results

Revenues for the three months ended June 30, 2015 increased 20% to $80.6 million from $67.1 million in the same period in the prior year. Income before income taxes for the three months ended June 30, 2015 was $0.7 million, compared with income before income taxes of $3.7 million for the three months ended June 30, 2014. Net income for the three months ended June 30, 2015 was $0.3 million, compared with net income of $3.5 million for the three months ended June 30, 2014. Basic and diluted net income per share were $0.01 for the three months ended June 30, 2015, compared with basic and diluted net income per share of $0.08 for the same period in the prior year.

FIRST ACCEPTANCE CORPORATION 10-Q

Revenues for the six months ended June 30, 2015 increased 20% to $155.7 million from $129.7 million in the same period in the prior year. Income before income taxes for six months ended June 30, 2015 was $1.5 million, compared with income before income taxes of $4.3 million for the six months ended June 30, 2014. Net income for the six months ended June 30, 2015 was $0.8 million, compared with net income of $4.0 million for the six months ended June 30, 2014. Basic and diluted net income per share were $0.02 for the six months ended June 30, 2015, compared with basic and diluted net income per share of $0.10 for the same period in the prior year.

Insurance Operations

Revenues from insurance operation were $80.6 million for the three months ended June 30, 2015, compared with $67.1 million for the three months ended June 30, 2014. Revenues from insurance operations were $155.7 million for the six months ended June 30, 2015, compared with $129.7 million for the six months ended June 30, 2014.

Income before income taxes from insurance operations for the three months ended June 30, 2015 was $1.4 million, compared with income before income taxes from insurance operations of $4.4 million for the three months ended June 30, 2014. Income before income taxes from insurance operations for the six months ended June 30, 2015 was $3.0 million, compared with income before income taxes from insurance operations of $5.7 million for the six months ended June 30, 2014.

Premiums Earned

Premiums earned increased by $11.4 million, or 20%, to $67.3 million for the three months ended June 30, 2015, from $55.9 million for the three months ended June 30, 2014. For the six months ended June 30, 2015 premiums earned increased by $22.3 million, or 21%, to $129.9 million from $107.6 million for the six months ended June 30, 2014. This improvement was primarily due to an increase in PIF from 159,293 at June 30, 2014 to 183,829 at June 30, 2015, in addition to higher average premiums and an increase in the average policy life.

Commission and Fee Income

Commission and fee income increased by $1.8 million, or 18%, to $11.9 million for the three months ended June 30, 2015, from $10.1 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, commission and fee income increased by $4.1 million, or 21%, to $23.3 million from $19.2 million for the six months ended June 30, 2014. This increase in commission and fee income was a result of higher fee income related to commissionable ancillary products sold through our retail locations and the increase in PIF noted above.

Investment Income

Investment income increased to $1.4 million during the three months ended June 30, 2015 from $1.3 million during the same period in the prior year. For the six months ended June 30, 2015, investment income decreased to $2.6 million from $2.8 million for the six months ended June 30, 2014. While investment income has experienced lesser returns as a result of fixed maturities that have been reinvested at lower yields, this has been somewhat offset by higher returns from other investments. At June 30, 2015 and 2014, the tax-equivalent book yields for our managed fixed maturities and cash equivalents portfolio were 2.76% and 2.75%, respectively, with effective durations of 3.27 and 3.07 years, respectively.

Net Realized (Losses) Gains on Investments, Available-for-sale

Net realized losses on investments, available-for-sale during the three months ended June 30, 2015 and 2014 included $4 thousand and $42 thousand, respectively, of net realized losses from redemptions.

For the six months ended June 30, 2015 net realized losses on investments, available-for-sale included $7 thousand of net realized losses from redemptions. For the six months ended June 30, 2014 net realized gains on investments, available-for-sale included $40 thousand of net realized gains on redemptions.

FIRST ACCEPTANCE CORPORATION 10-Q

Loss and Loss Adjustment Expenses

The loss ratio was 81.7% for the three months ended June 30, 2015, compared with 73.5% for the three months ended June 30, 2014. The loss ratio was 79.2% for the six months ended June 30, 2015, compared with 72.4% for the six months ended June 30, 2014. We experienced favorable development related to prior periods of $0.1 million for the three months ended June 30, 2015, compared with favorable development of $2.4 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, we experienced favorable development related to prior periods of $1.7 million, compared with favorable development of $4.4 million for the six months ended June 30, 2014. The favorable development for the three and six month periods ended June 30, 2015 was primarily due to lower than expected development related to bodily injury and personal injury protection emergence.

Excluding the development related to prior periods for the three months ended June 30, 2015 and 2014, the loss ratios were 81.9% and 77.8%, respectively. Excluding the development related to prior periods for the six months ended June 30, 2015 and 2014, the loss ratios were 80.5% and 76.5%, respectively. The year-over-year increase in the loss ratio was primarily due to higher than expected claim frequency and severity across multiple coverages principally in property damage liability and collision claims. We believe that an increase in the number of miles driven by insured drivers as a result of lower gas prices and a favorable economy has been a contributing factor to an industry-wide increase in frequency. In response, we are in the process of taking rate and other underwriting actions to address this negative trend in several states.

Insurance Operating Expenses

Insurance operating expenses increased 12.3% to $23.8 million for the three months ended June 30, 2015, from $21.2 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, insurance operating expense increased 8.4% to $49.0 from $45.2 million for the six months ended June 30, 2014. This increase was primarily attributable to additional variable cost associated with higher PIF as well as additional salaries and benefit costs for the sales organization. In addition, for the three months ended June 30, 2015, insurance operating expenses included costs of $0.3 million related to the Titan acquisition.

The expense ratio was 18.2% for the three months ended June 30, 2015, compared with 20.7% for the three months ended June 30, 2014. The expense ratio was 20.4% for the six months ended June 30, 2015, compared with 24.9% for the six months ended June 30, 2014. The year-over-year decrease in the expense ratio was primarily due to the increase in premiums earned which resulted in a lower percentage of fixed expenses in our retail operations (such as rent and base salary).

Overall, the combined ratio increase to 99.9% for the three months ended June 30, 2015 from 94.2% for the three months ended June 30, 2014. For the six months ended June 30, 2015, the combined ratio increased to 99.6% from 97.3% for the six months ended June 30, 2014.

Provision for Income Taxes

The provision for income taxes was $375 thousand and $254 thousand, respectively, for the three months ended June 30, 2015 and 2014. The provision for income taxes was $693 thousand and $290 thousand, respectively, for the six months ended June 30, 2015 and 2014. For the three and six months ended June 30, 2014, the provision for income taxes related only to current state income taxes for certain subsidiaries with taxable income. There was no provision for federal income taxes during this period since at June 30, 2014 we had a full valuation allowance against our deferred tax asset based upon past negative evidence in the form of historical taxable losses. Based upon positive evidence from recent taxable income and our outlook for future profitability, the deferred tax asset valuation allowance was adjusted at December 31, 2014 to include only the certain amounts that were more likely than not to be realized.

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the three months ended June 30, 2015 and 2014 was $0.7 million. Loss before income taxes from real estate and corporate operations for the six months ended June 30, 2015 was $1.5 million, compared with $1.4 million for the six months ended June 30, 2014. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $0.4 million of interest expense for the three months ended June 30, 2015 and 2014 related primarily to the debentures. We incurred $0.9 million of interest expense for six months ended June 30, 2015, compared with $0.8 million for the six months ended June 30, 2014 primarily related to the debentures. For additional information, see “Liquidity and Capital Resources” in this report.

FIRST ACCEPTANCE CORPORATION 10-Q

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash provided by operating activities for the six months ended June 30, 2015 was $20.9 million, compared with $13.2 million for the same period in the prior fiscal year. Net cash used by investing activities for the six months ended June 30, 2015 was $49.6 million, compared to net cash provided by investing activities of $0.1 million for the same period in the prior fiscal year. The net increase to our investment portfolio for the six months ended June 30, 2015 was primarily the result of purchases in excess of maturities and redemptions in response to a favorable change in interest rates. Investing activities during the six months ended June 30, 2015 also included the $33.7 million deposit paid for the Titan acquisition and capital expenditures primarily related to system enhancements of $1.2 million as compared to $0.5 million in the same period in the prior year. Financing activities for the six months ended June 30, 2015 included the $30 million term loan from our principal stockholder to partially fund the Titan acquisition.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures and term loan payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products and policies on behalf of third-party carriers. The agency operations related to the Titan acquisition are expected to produce additional unrestricted cash. If necessary and available subject to state law limitations, the holding company may receive dividends from our insurance company subsidiaries. To a lesser extent, the holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At June 30, 2015, we had $18.1 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.

The holding company has debt service requirements related to the debentures payable and the term loan to a principal shareholder. The debentures are interest-only and mature in full in July 2037. The debentures pay interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures was 3.983% for the periods from November 2014 to January 2015. In February 2015 the interest rate reset to 4.005% through April 2015. In April 2015 the interest rate reset to 4.028% through July 2015. In July 2015 the interest rate reset to 4.047% through October 2015. The term loan is interest-only and matures in full in June 2025. The interest rate on the term loan is 8%.

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At June 30, 2015, our insurance company subsidiaries could not pay ordinary dividends due to a negative earned surplus position.

The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratio for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus was 2.70-to-1 at June 30, 2015. Based on our current forecast on a combined basis, we anticipate that our risk-based capital levels will be adequate and that our ratio of net premiums written to statutory capital and surplus will not exceed the 3-to-1 statutory guideline for the reasonably foreseeable future. We therefore believe that our insurance company subsidiaries have sufficient statutory capital and surplus available to support their net premium writings in this time frame.

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

FIRST ACCEPTANCE CORPORATION 10-Q

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2015 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$131,331	$128,237	$125,128	$122,017	$118,908	$112,693

The following table provides information about our fixed maturity investments at June 30, 2015 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and OTTI) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2015	$9,109	$1,120	$—	$10,229
2016	9,000	817	—	9,817
2017	8,941	3,575	—	12,516
2018	5,995	2,000	—	7,995
2019	9,111	—	—	9,111
Thereafter	26,298	45,211	—	71,509
Total	$68,454	$52,723	$—	$121,177
Fair value	$72,855	$52,273	$—	$125,128

On June 15, 2007, our wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I (FAST I), used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures.

FIRST ACCEPTANCE CORPORATION 10-Q

The debentures are interest-only and mature in full in July 2037. The debentures pay interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures was 3.983% for the periods from November 2014 to January 2015. In February 2015 the interest rate reset to 4.005% through April 2015. In April 2015 the interest rate reset to 4.028% through July 2015. In July 2015 the interest rate reset to 4.047% through October 2015.

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment in any one investment, excluding U.S. government and agency securities, is our investment in a single mutual fund with a fair value of $7.7 million, or 6% of our available-for-sale portfolio. Our five largest investments make up 17% of our available-for-sale portfolio.

The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized statistical rating organizations at June 30, 2015 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$4,664	4%	$4,788	4%
AA+, AA, AA-	40,509	33%	40,997	33%
A+, A, A-	53,737	44%	54,999	44%
BBB+, BBB, BBB-	15,951	13%	16,529	13%
Total investment grade	114,861	95%	117,313	94%

Not rated	2,470	2%	2,602	2%

BB+, BB, BB-	500	0%	533	0%
B+, B, B-	510	0%	548	0%
CCC+, CCC, CCC-	1,217	1%	1,582	1%
CC+, CC, CC-	54	0%	271	0%
C+, C, C-	1,249	1%	1,797	1%
D	465	0%	482	0%
Total non-investment grade	3,995	3%	5,213	4%
Total	$121,326	100%	$125,128	100%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of June 30, 2015. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

FIRST ACCEPTANCE CORPORATION

Date: August 11, 2015	By:	/s/ Brent J. Gay
Brent J. Gay
Chief Financial Officer