Form 10-Q
period 2015-09-30
FIRST ACCEPTANCE CORP /DE/
filed 2015-11-10
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐    No ☒

At November 9, 2015, there were 41,040,772 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Investments, available-for-sale at fair value (amortized cost of $131,614 and $119,119, respectively)	$135,745	$125,085
Cash and cash equivalents	107,207	102,429
Premiums, fees, and commissions receivable, net of allowance of $461 and $392	74,458	56,486
Deferred tax assets, net	18,241	16,521
Other investments	12,087	10,530
Other assets	7,530	5,962
Property and equipment, net	3,875	3,173
Deferred acquisition costs	5,428	3,459
Goodwill	30,200	-
Identifiable intangible assets, net	8,745	4,800
TOTAL ASSETS	$403,516	$328,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$115,009	$96,613
Unearned premiums and fees	86,877	67,942
Debentures payable	40,245	40,211
Term loan from principal stockholder	29,747	-
Accrued expenses	11,661	3,262
Other liabilities	16,207	13,453
Total liabilities	299,746	221,481
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	-	-
Common stock, $.01 par value, 75,000 shares authorized; 41,041 and 41,016 issued and outstanding, respectively	411	410
Additional paid-in capital	457,395	457,242
Accumulated other comprehensive income, net of tax of $314 and $923, respectively	3,959	5,090
Accumulated deficit	(357,995)	(355,778)
Total stockholders’ equity	103,770	106,964
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$403,516	$328,445

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Premiums earned	$67,508	$54,369	$197,423	$161,971
Commission and fee income	18,974	10,097	42,252	29,323
Investment income	1,144	1,142	3,695	3,936
Net realized gains (losses) on investments, available-for-sale	(6)	(4)	(13)	36
	87,620	65,604	243,357	195,266
Costs and expenses:
Losses and loss adjustment expenses	57,367	41,440	160,304	119,323
Insurance operating expenses	29,309	20,624	78,039	65,739
Other operating expenses	295	244	881	722
Litigation settlement	3,406	30	3,645	106
Stock-based compensation	37	39	109	151
Depreciation	424	423	1,224	1,303
Amortization of identifiable intangibles assets	254	-	261	-
Interest expense	1,052	427	1,924	1,275
	92,144	63,227	246,387	188,619
Income (loss) before income taxes	(4,524)	2,377	(3,030)	6,647
Provision (benefit) for income taxes	(1,506)	257	(813)	547
Net income (loss)	$(3,018)	$2,120	$(2,217)	$6,100
Net income (loss) per share:
Basic	$(0.07)	$0.05	$(0.05)	$0.15
Diluted	$(0.07)	$0.05	$(0.05)	$0.15
Number of shares used to calculate net income (loss) per share:
Basic	41,041	40,995	41,026	40,981
Diluted	41,041	41,297	41,026	41,285
Reconciliation of net income (loss) to other comprehensive income (loss):
Net income (loss)	$(3,018)	$2,120	$(2,217)	$6,100
Net unrealized change in investments, net of tax of $(17), $0, $(609) and $0, respectively	(32)	(667)	(1,131)	2,284
Comprehensive income (loss)	$(3,050)	$1,453	$(3,348)	$8,384

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(2,217)	$6,100
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	1,224	1,303
Amortization of identifiable intangibles assets	261	-
Stock-based compensation	109	151
Deferred income taxes	(1,111)	-
Net realized losses (gains) on sales and redemptions of investments	13	(36)
Investment income from other investments	(301)	(248)
Other	212	244
Change in:
Premiums, fees, and commission receivable	(18,041)	(12,307)
Loss and loss adjustment expense reserves	18,396	6,958
Unearned premiums and fees	18,935	14,252
Accrued expenses	6,122	301
Other	447	(83)
Net cash provided by operating activities	24,049	16,635
Cash flows from investing activities:
Purchases of investments, available-for-sale	(21,022)	(5,441)
Purchases of other investments	(1,739)	(2,336)
Maturities and redemptions of investments, available-for-sale	8,372	16,379
Capital expenditures	(1,529)	(978)
Business acquired through asset purchase	(33,770)	-
Other	372	173
Net cash (used in) provided by investing activities	(49,316)	7,797
Cash flows from financing activities:
Proceeds from term loan from principal stockholder	30,000	-
Net proceeds from issuance of common stock	45	31
Net cash provided by financing activities	30,045	31
Net change in cash and cash equivalents	4,778	24,463
Cash and cash equivalents, beginning of period	102,429	72,033
Cash and cash equivalents, end of period	$107,207	$96,496

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

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with the current presentation.

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

Fair Value of Financial Instruments

The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Investments, available-for-sale	$135,745	$135,745	$125,085	$125,085
Other investments	12,087	12,087	10,530	10,530
Liabilities:
Debentures payable	40,245	20,896	40,211	19,606
Term loan from principal stockholder	29,747	31,128	-	-

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

The Company holds available-for-sale investments and other investments, which are carried at net asset value which approximates fair value. The following tables present the fair-value measurements for each major category of assets that are measured on a recurring basis (in thousands).

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant	Proportionate
		Markets for	Observable	Unobservable	Share of
		Identical Assets	Inputs	Inputs	Net Assets
September 30, 2015	Total	(Level 1)	(Level 2)	(Level 3)	(NAV)
Fixed maturities, available-for-sale:
U.S. government and agencies	$13,314	$13,314	$—	$—	$—
State	703	—	703	—	—
Political subdivisions	499	—	499	—	—
Revenue and assessment	13,480	—	13,480	—	—
Corporate bonds	86,189	—	86,189	—	—
Collateralized mortgage obligations:
Agency backed	1,827	—	1,827	—	—
Non-agency backed – residential	3,670	—	3,670	—	—
Non-agency backed – commercial	2,619	—	2,619	—	—
Total fixed maturities, available-for-sale	122,301	13,314	108,987	—	—
Preferred stock, available-for-sale	1,727	1,727	—	—	—
Mutual funds, available-for-sale	11,717	11,717	—	—	—
Total investments, available-for-sale	135,745	26,758	108,987	—	—
Other investments	12,087	—	—	2,692	9,395
Cash and cash equivalents	107,207	107,207	—	—	—
Total	$255,039	$133,965	$108,987	$2,692	$9,395

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

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified security in the table above consists of an investment in the common stock of a real estate investment trust for which fair value has been determined using a model driven valuation that does not have observable market data. There were no transfers between Level 1 and Level 2 for the three and nine months ended September 30, 2015 and 2014. The Company’s policy is to recognize transfers between levels at the end of the reporting period based on specific identification. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

The Company has reviewed the pricing techniques and methodologies of the independent pricing service for Level 2 investments and believes that its policies adequately consider market activity, either based on specific transactions for the security valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. The Company monitored security-specific valuation trends and has made inquiries with the pricing service about material changes or the absence of expected changes to understand the underlying factors and inputs and to validate the reasonableness of the pricing. Likewise, the Company reviews the Level 3 valuation model to understand the underlying factors and inputs and to validate the reasonableness of the pricing.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table represents the quantitative disclosure for the asset classified as Level 3 during the nine months ended September 30, 2015 (in thousands).

Fair Value
Measurements Using
Significant Unobservable
Inputs (Level 3)

Common Stock
at Fair Value
Balance at December 31, 2014	$947
Gains included in net income	—
Gains included in comprehensive income	95
Investments and capital calls	1,650
Distributions received	—
Transfers into and out of Level 3	—
Balance at September 30, 2015	$2,692

3. Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2015	Cost	Gains	Losses	Value
U.S. government and agencies	$13,037	$277	$—	$13,314
State	698	5	—	703
Political subdivisions	499	—	—	499
Revenue and assessment	12,544	936	—	13,480
Corporate bonds	84,579	2,279	(669)	86,189
Collateralized mortgage obligations:
Agency backed	1,734	93	—	1,827
Non-agency backed – residential	3,054	618	(2)	3,670
Non-agency backed – commercial	2,009	610	—	2,619
Total fixed maturities, available-for-sale	118,154	4,818	(671)	122,301
Preferred stock, available-for-sale	1,500	227	—	1,727
Mutual funds, available-for-sale	11,960	49	(292)	11,717
	$131,614	$5,094	$(963)	$135,745

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
U.S. government and agencies	$8,039	$277	$(26)	$8,290
State	698	27	—	725
Political subdivisions	500	6	—	506
Revenue and assessment	14,856	1,522	(18)	16,360
Corporate bonds	73,051	2,698	(630)	75,119
Collateralized mortgage obligations:
Agency backed	4,647	160	—	4,807
Non-agency backed – residential	3,513	624	—	4,137
Non-agency backed – commercial	2,414	664	—	3,078
Total fixed maturities, available-for-sale	107,718	5,978	(674)	113,022
Preferred stock, available-for-sale	1,500	267	—	1,767
Mutual funds, available-for-sale	9,901	403	(8)	10,296
	$119,119	$6,648	$(682)	$125,085

The following table sets forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
September 30, 2015	Gains	Losses	Losses	Securities
One year or less	$11,067	$—	$—	$11,067
After one through five years	24,166	8,770	—	32,936
After five through ten years	29,276	30,152	500	59,928
After ten years	10,254	—	—	10,254
No single maturity date	7,922	194	—	8,116
	$82,685	$39,116	$500	$122,301

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than	Greater	Gross
	or equal to	than 12	Unrealized
At:	12 months	months	Gains
September 30, 2015	18	4	79
December 31, 2014	9	9	80

The following tables reflect the fair value and gross unrealized losses of those fixed maturity securities in a continuous unrealized loss position for greater than 12 months. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at September 30, 2015:	Securities	Value	Losses
Less than or equal to 10%	4	$7,796	(165)
Greater than 10%	—	—	—
	4	$7,796	$(165)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at December 31, 2014:	Securities	Value	Losses
Less than or equal to 10%	9	$20,567	$(592)
Greater than 10%	—	—	—
	9	$20,567	$(592)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at September 30, 2015:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$14,736	$(180)	$(180)	$—	$—
Six months	18,036	(379)	(254)	(124)	(1)
Nine months	7,857	(239)	(239)	—	—
Twelve months	—	—	—	—	—
Greater than twelve months	7,796	(165)	(165)	—	—
Total	$48,425	$(963)	$(838)	$(124)	$(1)

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at December 31, 2014:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$17,505	$(90)	$(90)	$—	$—
Six months	—	—	—	—	—
Nine months	—	—	—	—	—
Twelve months	—	—	—	—	—
Greater than twelve months	20,567	(592)	(592)	—	—
Total	$38,072	$(682)	$(682)	$—	$—

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

The Company believes that the securities having unrealized losses at September 30, 2015 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Other Investments

Other investments consist of the common stock of a real estate investment trust and limited partnership interests in three funds that invest in (i) commercial real estate and secured commercial real estate loans acquired from financial intuitions, (ii) small balance distressed secured loans and debt securities and (iii) undervalued international publicly-traded equities. These investments have redemption and transfer restrictions. The Company has started the withdrawal process for one of the limited partnership investments which will take place over a twelve-month period in 25% increments. The Company does not intend to sell the remaining investments, and it is more likely than not that the Company will not be required to sell them before the expiration of such restrictions. At September 30, 2015, the Company had unfunded commitments of $0.5 million with two of these investments.

Restrictions

At September 30, 2015, fixed maturities and cash equivalents with a fair value of $6.3 million were on deposit with various insurance departments as a requirement of doing business in those states. Cash equivalents with a fair value and amortized cost of $9.4 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Fixed maturities, available-for-sale	$1,077	$1,089	$3,131	$3,442
Mutual funds, available-for-sale	164	151	457	458
Other investments	(27)	(29)	301	248
Other	56	54	174	156
Investment expenses	(126)	(123)	(368)	(368)
	$1,144	$1,142	$3,695	$3,936

The components of net realized (losses) gains on investments, available-for-sale at fair value follow (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Gains	$-	$-	$3	$85
Losses	(6)	(4)	(16)	(49)
	$(6)	$(4)	$(13)	$36

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) is included in other comprehensive income (loss). The amounts of non-credit OTTI for securities still owned was $0.9 million for non-agency backed residential collateralized mortgage obligations (“CMOs”) and $0.2 million related to non-agency backed commercial CMOs at both September 30, 2015 and 2014.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$(3,018)	$2,120	$(2,217)	$6,100
Weighted average common basic shares	41,041	40,995	41,026	40,981
Effect of dilutive securities	-	302	-	304
Weighted average common dilutive shares	41,041	41,297	41,026	41,285
Basic and diluted net income (loss) per share	$(0.07)	$0.05	$(0.05)	$0.15

For the three and nine months ended September 30, 2015, the computation of diluted net loss per share did not include options to purchase 825 thousand shares, a dilutive effect of 335 thousand shares and 324 thousand shares, respectively, since their inclusion would have been anti-dilutive. Options to purchase 260 thousand shares were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2015, since their exercise price was in excess of the average stock prices for these periods.

On March 10, 2015, the Compensation Committee of the Board of Directors of the Company awarded 141 thousand restricted stock units to executive officers. Such restricted stock units will vest, and an equal number of shares of common stock will be deliverable upon the third anniversary of the date of grant. Compensation expense related to the units was calculated based upon the closing market price of the common stock on the date of grant ($2.44) and is recorded on a straight-line basis over the vesting period. For the three and nine months ended September 30, 2015, the computation of diluted net loss per share did not include these units, a dilutive effect of 30 thousand and 19 thousand shares, respectively, since their inclusion would have been anti-dilutive.

For the three and nine months ended September 30, 2014, the computation of diluted net income per share included 5 thousand shares of unvested restricted common stock and exercisable options to purchase 825 thousand shares that had a dilutive effect of 297 thousand shares and 299 thousand shares, respectively. Options to purchase 345 thousand shares were not included in the computation of diluted net income per share for the three and nine months ended September 30, 2014, since their exercise prices were in excess of the average stock prices for these periods.

5. Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Federal:
Current	$(30)	$80	$21	$170
Deferred	(1,467)	—	(1,065)	(1)
	(1,497)	80	(1,044)	169
State:
Current	43	176	277	376
Deferred	(52)	1	(46)	2
	(9)	177	231	378
	$(1,506)	$257	$(813)	$547

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Provision (benefit) for income taxes at statutory rate	$(1,584)	$832	$(1,061)	$2,327
Tax effect of:
Tax-exempt investment income	(5)	(5)	(15)	(16)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to federal income taxes	6	(760)	8	(2,216)
Stock-based compensation	—	3	22	48
State income taxes, net of federal income tax benefit and state valuation allowance	(24)	177	134	378
Other	101	10	99	26
	$(1,506)	$257	$(813)	$547

The Company had a deferred tax asset valuation allowance of approximately $1.8 million at both September 30, 2015 and December 31, 2014, relating to certain amounts that are more likely than not to be realized. The change in the valuation allowance for nine months ended September 30, 2015 was not material.

At September 30, 2014 the Company had a full valuation allowance against its deferred tax asset based upon past negative evidence in the form of historical taxable losses. Based upon positive evidence from recent taxable income and the Company’s outlook for future profitability, the deferred tax asset valuation allowance was adjusted at December 31, 2014 to include only the certain amounts referred to above.

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

The insurance segment includes the former Titan retail locations since their July 1, 2015 acquisition. See Note 9 for additional information on this business combination.

The following table presents selected financial data by business segment (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Insurance	$87,604	$65,588	$243,307	$195,221
Real estate and corporate	16	16	50	45
Consolidated total	$87,620	$65,604	$243,357	$195,266
Income (loss) before income taxes:
Insurance	$(3,156)	$3,071	$(166)	$8,750
Real estate and corporate	(1,368)	(694)	(2,864)	(2,103)
Consolidated total	$(4,524)	$2,377	$(3,030)	$6,647

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

	September 30,	December 31,
	2015	2014
Total assets:
Insurance	$376,117	$302,529
Real estate and corporate	27,399	25,916
Consolidated total	$403,516	$328,445

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

In January 2014, one current and three former employees filed a collective action lawsuit against the Company in the U.S. District Court for the Middle District of Tennessee. The suit Lykins, et al. v. First Acceptance Corporation, et al., alleged the Company violated the Fair Labor Standards Act by misclassifying its insurance agents as exempt employees. Plaintiffs sought unpaid wages, liquidated damages, overtime, attorneys’ fees and costs. Thompson v. First Acceptance Corporation, et al., was later filed by eight individuals who presented opt-in consent forms after the notice period of the first case. These plaintiffs were also seeking unpaid overtime. The Company answered both plaintiffs’ complaints and denied all of the allegations contained therein. In April 2014, the class of agents from both cases was conditionally certified and a notice regarding the cases was sent to all potential class members. A total of 235 individuals chose to participate in the cases during the opt-in period. The Company disagreed with the allegations in these lawsuits and believed that it was able to present a vigorous defense.

Since any such litigation would likely have a lengthy duration and require the Company to incur significant legal expense, on August 17, 2015 the Company and the plaintiffs entered into a memorandum of understanding (“MOU”) regarding a proposed settlement of all claims. The MOU provides, among other things, that the parties will seek to enter into a stipulation of settlement providing for the release and dismissal of all asserted claims in exchange for an aggregate payment $3.2 million by the Company (the "Stipulation of Settlement"). The Stipulation of Settlement, when completed, will be filed with the court and will be subject to the court’s approval.

As of September 30, 2015, an accrual of $3.3 million for the estimated settlement costs and other related expenses associated with this settlement is included within accrued expenses in the consolidated balance sheet. The total financial impact of this litigation on the Company, including the aggregate settlement payment, related payroll taxes and the Company’s legal costs in connection with the defense of the litigation, has been presented separately in the consolidated statements of comprehensive income (loss) under the litigation settlement expense line item for all periods presented.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” that will supersede virtually all revenue recognition guidance in GAAP and International Financial Reporting Standards (“IFRS”). This guidance had an effective date for public companies for annual and interim periods beginning after December 15, 2016, with early adoption not permitted. In July 2015, the FASB issued a one-year deferral of this effective date with the option for entities to early adopt at the original effective date. The standard is intended to increase comparability across industries and jurisdictions. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The new standard will not change accounting guidance for insurance contracts. However, the Company is currently evaluating this guidance as it relates to non-insurance arrangements and any impact it will have on future consolidated financial statements. At this time the impact is unknown.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest” as final guidance to simplify the presentation of debt issuance costs by requiring such costs to be presented as a deduction from the corresponding liability, consistent with the presentation of debt discounts or premiums. Although this guidance has an effective date for public companies for annual and interim periods beginning after December 15, 2015, the Company elected early adoption as permitted at March 31, 2015 and has retrospectively restated all prior periods presented in the consolidated financial statements. As a result, $126 thousand and $130 thousand, respectively, were reclassified and deducted from debentures payable at September 30, 2015 and December 31, 2014, respectively.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. The amendment also eliminates today’s requirement that customers analogize to the leases standard when determining the assets acquired in a software licensing arrangement. For calendar year-end entities, the guidance is effective January 1, 2016 and early adoption is permitted. Entities have the option of applying the guidance prospectively or retrospectively. The Company does not believe that this amendment will affect the accounting treatment for any of its current arrangements.

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

In September 2015, the FASB issued ASU No. 2015-16, “Business Combination (Topic 805): Simplifying the Accounting for Measurement-period Adjustments” to eliminate the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under this new guidance, measurement-period adjustments will be recognized during the period in which the amount of the adjustment is determined. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. The Company will adopt this new guidance when making any measurement-period adjustments as a result of its recent business combination described in Note 9.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9. Business Combination

Acquisition of the Titan Agencies

On July 1, 2015, in order to expand its geographic presence, the Company completed the acquisition of certain assets of Titan Insurance Services, Inc. and Titan Auto Insurance of New Mexico, Inc. (the “Titan Agencies”). These agencies sell private passenger non-standard automobile insurance and complimentary products, principally in California, but also in Texas, Arizona, Florida, Nevada and New Mexico.  The Titan Agencies were previously owned and operated by Nationwide. Pursuant to the Asset Purchase Agreement (the “APA”), the Company acquired the assets of 83 retail stores for total consideration of $36.0 million, which includes liabilities assumed of $2.3 million. The Company has accounted for the acquisition as a business combination applying the acquisition method.

In connection with this acquisition, the Company also entered into an insurance agency contract with the parent company of the sellers under which it anticipates writing some of the business produced through these retail locations. In addition, the Company entered into a transaction services agreement with the parent company through December 31, 2015 to assist in the transition of the acquired operations.

Financing the Acquisition

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

Purchase Price Allocation

The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

Tangible assets	$1,847
Identifiable intangible asset	4,000
Goodwill	30,200
Total assets acquired	36,047
Less: liabilities assumed	(2,277)
Total cash paid	$33,770

The identifiable intangible asset represents policy renewal rights and customer relationships. The fair value was determined using an “excess earnings” method that relied on projected future net cash flows including key assumptions for the customer retention and renewal rates. Accordingly, amortization will be recorded over 7.5 years on an accelerated basis and will decline in subsequent years in proportion to projected policy expirations. For the three months ended September 30, 2015, $0.2 million relating to the identifiable intangible asset was amortized against income. Goodwill and the identifiable intangible asset from this acquisition will be deductible for tax purposes.

Liabilities assumed included a $2.0 million estimate of the expected liability for returned commissions as of the closing date. This liability is subject to change based on the actual amount of returned commissions. This, or any other change in the fair value determinations, would result in an adjustment to goodwill.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The results of the acquired retail locations have been included in the Company’s consolidated financial statements from the July 1, 2015 acquisition date. During the three and nine months ended September 30, 2015, the Company’ insurance operating expenses included acquisition costs of $0.0 million and $0.2 million, respectively, and integration costs of $0.7 million and $0.8 million, respectively. Revenues and income before tax benefit of the acquired retail locations included in the Company’s results for the three months ended September 30, 2015 were $6.9 million and $0.4 million (excluding acquisition and integration-related costs), respectively.

In the future, the Company will be required to perform periodic impairment tests of the goodwill and the identifiable intangible asset which may result in impairment charges to these assets should any impairment indicators arise.

Pro Forma Information

The following unaudited pro forma combined statement of loss for the nine months ended September 30, 2015 and statements of income for the three and nine months ended September 30, 2014 are based on our historical consolidated financial statements and give effect to the acquisition of the Titan Agencies as if it had occurred on January 1, 2014. The Company’s historical results for the nine months ended September 30, 2015 includes the results of the former Titan Agencies for the three months since the July 1, 2015 acquisition date.

The pro forma adjustments, including interest expense on the debt incurred to finance the acquisition, reflect the combined results as if the acquisition occurred on January 1, 2014. There are no adjustments for the effect of any future synergies that could be achieved as a result of the acquisition.

The pro forma combined financial statements do not necessarily reflect what the combined results of operations would have been had the acquisition occurred on the date indicated. They also may not be useful in predicting the future combined results of operations. The actual combined results of operations may differ significantly from the combined pro forma amounts reflected herein due to a variety of factors.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Pro Forma Statement of Loss Nine Months Ended September 30, 2015	Company Historical	Titan Agencies Historical Six Months Ended June 30, 2015	Pro Forma Adjustments		Pro Forma Combined
Revenues:
Premiums earned	$197,423	$-	$-		$197,423
Commission and fee income	42,252	14,547	-		56,799
Investment income	3,695	-	-		3,695
Net realized losses on investments, available-for-sale	(13)	-	-		(13)
	243,357	14,547	-		257,904
Costs and expenses:
Losses and loss adjustment expenses	160,304	-	-		160,304
Insurance operating expenses	78,039	14,555	(180)	(a)	92,414
Other operating expenses	881	-	-		881
Litigation settlement	3,645	-	-		3,645
Stock-based compensation	109	-	-		109
Depreciation	1,224	-	50	(b)	1,274
Amortization of identifiable intangibles assets	261	-	387	(c)	648
Interest expense	1,924	-	1,193	(d)	3,117
	246,387	14,555	1,450		262,392
Loss before income taxes	(3,030)	(8)	(1,450)		(4,488)
Income tax benefit	(813)	(3)	(580)	(e)	(1,396)
Net loss per share:	$(2,217)	$(5)	$(870)		$(3,092)
Net loss per share:
Basic	$(0.05)				$(0.08)
Diluted	$(0.05)				$(0.08)
Number of shares used to calculate net loss per share:
Basic	41,026				41,026
Diluted	41,026				41,026

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Pro Forma Statement of Income Three Months Ended September 30, 2014	Company Historical	Titan Agencies Historical	Pro Forma Adjustments		Pro Forma Combined
Revenues:
Premiums earned	$54,369	$-	$-		$54,369
Commission and fee income	10,097	7,223	-		17,320
Investment income	1,142	-	-		1,142
Net realized losses on investments, available-for-sale	(4)	-	-		(4)
	65,604	7,223	-		72,827
Costs and expenses:
Losses and loss adjustment expenses	41,440	-	-		41,440
Insurance operating expenses	20,624	6,377	-		27,001
Other operating expenses	244	-	-		244
Litigation settlement	30	-	-		30
Stock-based compensation	39	-	-		39
Depreciation	423	-	25	(b)	448
Amortization of identifiable intangibles assets	-	-	228	(c)	228
Interest expense	427	-	613	(d)	1,040
	63,227	6,377	866		70,470
Income before income taxes	2,377	846	(866)		2,357
Provision for income taxes	257	338	(346)	(e)	249
Net income	$2,120	$508	$(520)		$2,108
Net income per share:
Basic	$0.05				$0.05
Diluted	$0.05				$0.05
Number of shares used to calculate net income per share:
Basic	40,995				40,995
Diluted	41,297				41,297

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Pro Forma Statement of Income Nine Months Ended September 30, 2014	Company Historical	Titan Agencies Historical	Pro Forma Adjustments		Pro Forma Combined
Revenues:
Premiums earned	$161,971	$-	$-		$161,971
Commission and fee income	29,323	21,926	-		51,249
Investment income	3,936	-	-		3,936
Net realized gains on investments, available-for-sale	36	-	-		36
	195,266	21,926	-		217,192
Costs and expenses:
Losses and loss adjustment expenses	119,323	-	-		119,323
Insurance operating expenses	65,739	21,073	-		86,812
Other operating expenses	722	-	-		722
Litigation settlement	106	-	-		106
Stock-based compensation	151	-	-		151
Depreciation	1,303	-	75	(b)	1,378
Amortization of identifiable intangibles assets	-	-	715	(c)	715
Interest expense	1,275	-	1,820	(d)	3,095
	188,619	21,073	2,610		212,302
Income before income taxes	6,647	853	(2,610)		4,890
Provision (benefit) for income taxes	547	341	(1,044)	(e)	(156)
Net income	$6,100	$512	$(1,566)		$5,046
Net income per share:
Basic	$0.15				$0.12
Diluted	$0.15				$0.12
Number of shares used to calculate net income per share:
Basic	40,981				40,981
Diluted	41,285				41,285

Pro forma adjustments

The following adjustments have been reflected in the unaudited pro forma combined financial information.

(a)	Elimination of acquisition costs incurred
(b)	Depreciation expense related to acquired tangible asset
(c)	Amortization expense related to acquired identifiable intangible asset
(d)	Interest expense related to acquisition financing
(e)	Calculated income tax effect of pro forma adjustments at the estimated combined federal and state statutory rate of 40%

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this report, other than statements of historical fact, are forward-looking statements. You can identify these statements from our use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things, statements and assumptions relating to:

•	our future growth, income, income per share and other financial performance measures;
•	the anticipated effects on our results of operations or financial condition from recent and expected developments or events, including the recently completed acquisition of the former Titan Agencies;
•	the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolio;
•	the accuracy and adequacy of our loss reserving methodologies; and
•	our business and growth strategies.

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

At September 30, 2015, we leased and operated 438 retail locations (or “stores”) and a call center staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary insurance product providing personal property and liability coverage for renters underwritten by us. In addition, retail locations in some markets offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers for which we receive a commission. See “Titan Acquisition”. At September 30, 2015, we wrote non-standard personal automobile insurance in 13 states (Virginia commenced in January 2015) and were licensed in 12 additional states.

See the discussion in Item 1. “Business—General” in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information with respect to our business.

FIRST ACCEPTANCE CORPORATION 10-Q

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Retail locations – beginning of period	359	353	356	360
Opened	—	1	5	—
Acquired	83	—	83	—
Closed	(4)	(1)	(6)	(7)
Retail locations – end of period	438	353	438	353

The following table shows the number of our retail locations by state.

	September 30,		June 30,		December 31,
	2015	2014	2015	2014	2014	2013
Alabama	24	24	24	24	24	24
Arizona	10	-	-	-	-	-
California	48	-	-	-	-	-
Florida	39	30	35	30	31	30
Georgia	60	60	60	60	60	60
Illinois	58	60	60	60	60	61
Indiana	17	17	17	17	17	17
Mississippi	7	7	7	7	7	7
Missouri	9	10	9	10	10	11
New Mexico	5	-	-	-	-	-
Nevada	4	-	-	-	-	-
Ohio	27	27	27	27	27	27
Pennsylvania	14	16	15	16	15	16
South Carolina	25	25	25	25	25	25
Tennessee	23	19	23	19	22	19
Texas	68	58	57	58	58	63
Total	438	353	359	353	356	360

Titan Acquisition

Effective July 1, 2015 the Company acquired certain assets of Titan Insurance Services, Inc. and Titan Auto Insurance of New Mexico, Inc. (the “Titan Agencies”). These agencies sell private passenger non-standard automobile insurance through 83 retail stores, principally in California (48), but also in Texas (12), Arizona (10), Florida (4), Nevada (4) and New Mexico (5). Approximately 240 employees accepted offers of employment with us as a part of this acquisition. The Titan Agencies were previously owned and operated by Nationwide. The stores are in the process of being rebranded under our Acceptance Insurance name and completion is expected by the end of this year.

These new Acceptance stores have continued to write policies for both Nationwide and other unrelated insurance companies. Going forward, we plan to develop our own products for California, Arizona, Nevada and New Mexico, and introduce our current Texas and Florida products into stores in those states. One of our insurance companies has applied for an insurance company license in California and is already licensed in the three other states where it does not currently write business.

We may introduce our own products in the states in which we currently have an insurance company license prior to the end of 2015. However, a California product is not expected to be available until sometime in 2016, subject to the approval of our California insurance company license application by the California Department of Insurance. Therefore, it is anticipated that for the remainder of the year, the Titan acquisition will operate primarily as an insurance agency operation for which our revenues will be in the form of commission and fee income.

FIRST ACCEPTANCE CORPORATION 10-Q

Consolidated Results of Operations

Overview

Our primary focus is selling, servicing and underwriting non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses. Our insurance operations generate revenues from selling non-standard personal automobile insurance policies and related products in 17 states. We conduct our servicing and underwriting operations in 13 states through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:

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

The following table presents gross premiums earned by state (in thousands). Driven by an increase in the number of policies sold, higher average premiums, and an increase in the average life of a policy, net premiums earned for the three and nine months ended September 30, 2015 increased 24% and 22%, respectively, compared with the same periods in the prior year.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Gross premiums earned:
Georgia	$13,079	$10,284	$37,619	$30,186
Florida	10,231	8,363	30,639	24,982
Texas	8,990	6,998	26,365	20,636
Ohio	6,688	5,605	19,814	16,511
Alabama	6,238	5,437	18,333	16,294
Illinois	6,030	5,205	18,213	15,026
South Carolina	5,115	4,042	14,691	12,284
Tennessee	4,486	3,131	12,141	9,526
Pennsylvania	2,303	1,861	6,923	6,265
Indiana	2,003	1,542	5,869	4,535
Missouri	1,451	1,224	4,315	3,637
Mississippi	852	745	2,540	2,285
Virginia	138	—	232	—
Total gross premiums earned	67,604	54,437	197,694	162,167
Premiums ceded to reinsurer	(96)	(68)	(271)	(196)
Total net premiums earned	$67,508	$54,369	$197,423	$161,971

The following table presents the change in the total number of policies in force (“PIF”) for our insurance company subsidiaries. PIF increases as a result of new policies issued and decreases as a result of policies that are canceled or expire and are not renewed. At September 30, 2015, PIF was 14% higher than at the same date in the prior year.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Policies in force – beginning of period	183,829	159,293	163,712	143,077
Net change during period	695	2,037	20,812	18,253
Policies in force – end of period	184,524	161,330	184,524	161,330

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

The following table presents the loss, expense and combined ratios for our insurance operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Loss	85.0%	76.2%	81.2%	73.7%
Expense	16.3%	20.2%	18.9%	23.4%
Combined	101.3%	96.4%	100.1%	97.1%

Operational Initiatives

Since the beginning of 2012, we renewed our focus on improving the customer experience and value through several initiatives. Through October 2015, our progress has included:

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

•

development of an internet-specific sales strategy to drive quote traffic to our website, including the release of a mobile platform that puts the full range of our services into the broad spectrum of handheld devices, including mobile phones and tablets;

•	continued expansion of our call center staff and capabilities to meet increasing customer demand;
•	launch and expansion of complementary insurance products including, renters, term life, and third party homeowners and commercial automobile;
•	continued broadening of our auto insurance product offering to meet diverse customer needs and financial constraints;
•	expansion of our retail locations by acquiring the Titan Agencies which included 83 new locations; and
•	expansion to new markets including California, Arizona, Nevada, and New Mexico from the Titan acquisition, and Virginia, our first new state since 2005.

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

The value of our consolidated available-for-sale investment portfolio was $135.7 million at September 30, 2015 and consisted of fixed maturity securities, a preferred stock, and investments in mutual funds, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At September 30, 2015, we had gross unrealized gains of $5.1 million and gross unrealized losses of $1.0 million in our consolidated investments available-for-sale portfolio.

At September 30, 2015, 94% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

The following table summarizes our investment securities at September 30, 2015 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2015	Cost	Gains	Losses	Value
U.S. government and agencies	$13,037	$277	$—	$13,314
State	698	5	—	703
Political subdivisions	499	—	—	499
Revenue and assessment	12,544	936	—	13,480
Corporate bonds	84,579	2,279	(669)	86,189
Collateralized mortgage obligations:
Agency backed	1,734	93	—	1,827
Non-agency backed – residential	3,054	618	(2)	3,670
Non-agency backed – commercial	2,009	610	—	2,619
Total fixed maturities, available-for-sale	118,154	4,818	(671)	122,301
Preferred stock, available-for-sale	1,500	227	—	1,727
Mutual funds, available-for-sale	11,960	49	(292)	11,717
	$131,614	$5,094	$(963)	$135,745

Three and Nine Months Ended September 30, 2015 Compared with the Three and Nine Months Ended September 30, 2014

Consolidated Results

Revenues for the three months ended September 30, 2015 increased 34% to $87.6 million from $65.6 million in the same period in the prior year. Loss before income taxes for the three months ended September 30, 2015 was $4.5 million, compared with income before income taxes of $2.4 million for the three months ended September 30, 2014. Net loss for the three months ended September 30, 2015 was $3.0 million, compared with net income of $2.1 million for the three months ended September 30, 2014. Basic and diluted net loss per share were $0.07 for the three months ended September 30, 2015, compared with basic and diluted net income per share of $0.05 for the same period in the prior year.

Excluding litigation settlement costs of $3.4 million and Titan acquisition and integration costs of $0.7 million, for the three months ended September 30, 2015, loss before income taxes was $0.4 million or $0.01 per basic and diluted share.

FIRST ACCEPTANCE CORPORATION 10-Q

Revenues for the nine months ended September 30, 2015 increased 25% to $243.4 million from $195.3 million in the same period in the prior year. Loss before income taxes for nine months ended September 30, 2015 was $3.0 million, compared with income before income taxes of $6.6 million for the nine months ended September 30, 2014. Net loss for the nine months ended September 30, 2015 was $2.2 million, compared with net income of $6.1 million for the nine months ended September 30, 2014. Basic and diluted net loss per share were $0.05 for the nine months ended September 30, 2015, compared with basic and diluted net income per share of $0.15 for the same period in the prior year.

Excluding litigation settlement costs of $3.6 million and Titan acquisition and integration costs of $1.0 million, for the nine months ended September 30, 2015, income before income taxes was $1.6 million or $0.04 per basic and diluted share.

Insurance Operations

Revenues from insurance operations were $87.6 million for the three months ended September 30, 2015, compared with $65.6 million for the three months ended September 30, 2014. Revenues from insurance operations were $243.3 million for the nine months ended September 30, 2015, compared with $195.2 million for the nine months ended September 30, 2014.

Loss before income taxes from insurance operations for the three months ended September 30, 2015 was $3.2 million, compared with income before income taxes from insurance operations of $3.1 million for the three months ended September 30, 2014. Loss before income taxes from insurance operations for the nine months ended September 30, 2015 was $0.2 million, compared with income before income taxes from insurance operations of $8.8 million for the nine months ended September 30, 2014.

Excluding acquisition and integration costs of $0.7 million, the contribution of the Titan Agencies to net income before taxes, including amortization of identifiable intangible asset and interest expense, was $0.4 million for the three months ended September 30, 2015.

Premiums Earned

Premiums earned increased by $13.1 million, or 24%, to $67.5 million for the three months ended September 30, 2015, from $54.4 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015 premiums earned increased by $35.4 million, or 22%, to $197.4 million from $162.0 million for the nine months ended September 30, 2014. This improvement was primarily due to an increase in the average policy life which resulted in an increase in PIF from 161,330 at September 30, 2014 to 184,524 at September 30, 2015, in addition to higher average premiums.

Commission and Fee Income

Commission and fee income increased by $8.9 million, or 88%, to $19.0 million for the three months ended September 30, 2015, from $10.1 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, commission and fee income increased by $13.0 million, or 44%, to $42.3 million from $29.3 million for the nine months ended September 30, 2014. Revenue from the former Titan retail locations acquired on July 1, 2015 accounted for $6.9 million of these increases. The remaining increase in commission and fee income was a result of higher fee income related to commissionable ancillary products sold through our previously-existing retail locations and the increase in PIF noted above.

Investment Income

Investment income was $1.1 million for both the three months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015, investment income decreased to $3.7 million from $3.9 million for the nine months ended September 30, 2014. Investment income has experienced lesser returns as a result of fixed maturities that have been reinvested at lower yields. At September 30, 2015 and 2014, the tax-equivalent book yields for our managed fixed maturities and cash equivalents portfolio were 2.59% and 2.87%, respectively, with effective durations of 2.93 and 3.00 years, respectively.

Net Realized (Losses) Gains on Investments, Available-for-sale

Net realized losses on investments, available-for-sale during the three months ended September 30, 2015 and 2014 included $6 thousand and $4 thousand, respectively, of net realized losses from redemptions.

For the nine months ended September 30, 2015 net realized losses on investments, available-for-sale included $13 thousand of net realized losses from redemptions. For the nine months ended September 30, 2014 net realized gains on investments, available-for-sale included $36 thousand of net realized gains on redemptions.

FIRST ACCEPTANCE CORPORATION 10-Q

Loss and Loss Adjustment Expenses

The loss ratio was 85.0% for the three months ended September 30, 2015, compared with 76.2% for the three months ended September 30, 2014. The loss ratio was 81.2% for the nine months ended September 30, 2015, compared with 73.7% for the nine months ended September 30, 2014. We experienced unfavorable development related to prior periods of $2.2 million for the three months ended September 30, 2015, compared with favorable development of $0.4 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, we experienced unfavorable development related to prior periods of $0.6 million, compared with favorable development of $4.5 million for the nine months ended September 30, 2014. The unfavorable development for the three and nine months ended September 30, 2015 was largely the result of an increase in bodily injury loss adjustment expenses (primarily outside legal costs) driven by the overall increase in claim frequency.

Excluding the development related to prior periods for the three months ended September 30, 2015 and 2014, the loss ratios were 81.8% and 77.0%, respectively. Excluding the development related to prior periods for the nine months ended September 30, 2015 and 2014, the loss ratios were 80.9% and 76.4%, respectively. The year-over-year increase in the loss ratio was primarily due to higher than expected claim frequency and severity across multiple coverages principally in property damage liability and collision claims. We believe that an increase in the number of miles driven by insured drivers as a result of lower gas prices and a favorable economy has been a contributing factor to an industry-wide increase in frequency. In response, the Company has continued to implement aggressive rate and underwriting actions as warranted at a state and coverage level.

Insurance Operating Expenses

Insurance operating expenses increased 42.2% to $29.3 million for the three months ended September 30, 2015, from $20.6 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, insurance operating expense increased 18.7% to $78.0 from $65.7 million for the nine months ended September 30, 2014. Operating expenses and acquisition and integration expenses from the former Titan retail locations acquired on July 1, 2015 accounted for $6.3 million and $6.6 million of the increases for the three and nine months ended September 30, 2015, respectively. There was also an increase in variable cost associated with higher PIF as well as additional salaries and benefit costs for the sales organization.

The expense ratio was 16.3% for the three months ended September 30, 2015, compared with 20.2% for the three months ended September 30, 2014. The expense ratio was 18.9% for the nine months ended September 30, 2015, compared with 23.4% for the nine months ended September 30, 2014. The year-over-year decrease in the expense ratio was primarily due to the increase in premiums earned which resulted in a lower percentage of fixed expenses in our retail operations (such as rent and base salaries).

Overall, the combined ratio increased to 101.3% for the three months ended September 30, 2015 from 96.4% for the three months ended September 30, 2014. For the nine months ended September 30, 2015, the combined ratio increased to 100.1% from 97.1% for the nine months ended September 30, 2014.

Provision (benefit) for Income Taxes

The provision (benefit) for income taxes was $(1.5) million and $0.3 million, respectively, for the three months ended September 30, 2015 and 2014. The provision (benefit) for income taxes was $(0.8) million and $0.5 million, respectively, for the nine months ended September 30, 2015 and 2014. For the three and nine months ended September 30, 2014, the provision for income taxes related only to current state income taxes for certain subsidiaries with taxable income. There was no provision for federal income taxes during this period since at September 30, 2014, since we had a full valuation allowance against our deferred tax asset based upon past negative evidence in the form of historical taxable losses. Based upon positive evidence from recent taxable income and our outlook for future profitability, the deferred tax asset valuation allowance was adjusted at December 31, 2014 to include only certain amounts that were more likely than not to be realized.

FIRST ACCEPTANCE CORPORATION 10-Q

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the three months ended September 30, 2015 was $1.4 million, compared with $0.7 million for the three months ended September 30, 2014. Loss before income taxes from real estate and corporate operations for the nine months ended September 30, 2015 was $2.9 million, compared with $2.1 million for the nine months ended September 30, 2014. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $1.1 million of interest expense for the three months ended September 30, 2015, compared with $0.4 million for the three months ended September 30, 2014 and $1.9 million for nine months ended September 30, 2015, compared with $1.3 million for the nine months ended September 30, 2014. The three and nine months ended September 30, 2015 included $0.6 million of interest expenses related to the financing of the Titan acquisition. The balance of interest expense is related to the debentures. For additional information, see “Liquidity and Capital Resources” in this report.

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash provided by operating activities for the nine months ended September 30, 2015 was $24.0 million, compared with $16.6 million for the same period in the prior fiscal year. Net cash used by investing activities for the nine months ended September 30, 2015 was $49.3 million, compared to net cash provided by investing activities of $7.8 million for the same period in the prior fiscal year. The net increase to our investment portfolio for the nine months ended September 30, 2015 was primarily the result of purchases in excess of maturities and redemptions in response to a favorable change in interest rates. Investing activities during the nine months ended September 30, 2015 also included the $33.8 million paid for the Titan acquisition. It also included capital expenditures primarily related to system enhancements of $1.5 million as compared to $1.0 million in the same period in the prior year. Financing activities for the nine months ended September 30, 2015 included the $30 million term loan from our principal stockholder to partially fund the Titan acquisition.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures and term loan payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products and policies on behalf of third-party carriers. The agency operations related to the Titan acquisition currently produce additional unrestricted cash. If necessary and available subject to state law limitations, the holding company may receive dividends from our insurance company subsidiaries. To a lesser extent, the holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At September 30, 2015, we had $8.7 million available in unrestricted cash and investments outside of the insurance company subsidiaries. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.

The holding company has debt service requirements related to the debentures payable and the term loan to a principal shareholder. The debentures are interest-only and mature in full in July 2037. The debentures accrue interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures for the nine months ended September 30, 2015 ranged from 3.983% to 4.047%. In October 2015 the interest rate reset to 4.072% through January 2015. The term loan is interest-only and matures in full in June 2025. The interest rate on the term loan is 8%.

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At September 30, 2015, based in our statutory capital and surplus, our dividend capacity is approximately $0.6 million.

The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. In September 2015, the holding company contributed $10.0 million of its unrestricted cash to the insurance company subsidiaries to increase their statutory capital and surplus. On a combined basis, the ratio for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus was 2.76-to-1 at September 30, 2015. Based on our current forecast on a combined basis, including anticipated underwriting operations from the new Titan locations, we anticipate that our risk-based capital levels will be adequate and that our ratio of net premiums written to statutory capital and surplus will not exceed the 3-to-1 statutory guideline for the reasonably foreseeable future. We therefore believe that our insurance company subsidiaries have sufficient statutory capital and surplus available to support their net premium writings in this time frame.

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

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2015 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$128,169	$125,241	$122,301	$119,361	$116,422	$110,546

FIRST ACCEPTANCE CORPORATION 10-Q

The following table provides information about our fixed maturity investments at September 30, 2015 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and any previously recognized impairment) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2015	$7,025	$189	$—	$7,214
2016	9,554	—	—	9,554
2017	6,355	6,575	—	12,930
2018	6,472	2,000	—	8,472
2019	9,202	—	—	9,202
Thereafter	41,168	30,551	500	72,219
Total	$79,776	$39,315	$500	$119,591
Fair value	$82,685	$39,116	$500	$122,301

On June 15, 2007, our wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I (FAST I), used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures.

The debentures are interest-only and mature in full in July 2037. The debentures accrue interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures for the nine months ended September 30, 2015 ranged from 3.983% to 4.047%. In October 2015 the interest rate reset to 4.072% through January 2016.

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment in any one investment, excluding U.S. government and agency securities, is our investment in a single mutual fund with a fair value of $7.3 million, or 5% of our available-for-sale portfolio. Our five largest investments make up 17% of our available-for-sale portfolio.

The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized statistical rating organizations at September 30, 2015 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$4,538	4%	$4,665	4%
AA+, AA, AA-	37,779	32%	38,588	32%
A+, A, A-	51,822	44%	53,254	44%
BBB+, BBB, BBB-	17,813	15%	18,319	15%
Total investment grade	111,952	95%	114,826	94%

Not rated	2,384	2%	2,517	2%

BB+, BB, BB-	500	0%	531	0%
B+, B, B-	474	0%	506	0%
CCC+, CCC, CCC-	1,132	1%	1,482	1%
CC+, CC, CC-	54	0%	257	0%
C+, C, C-	1,080	1%	1,463	1%
D	578	0%	719	1%
Total non-investment grade	3,818	3%	4,958	4%
Total	$118,154	100%	$122,301	100%

FIRST ACCEPTANCE CORPORATION 10-Q

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of September 30, 2015. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

FIRST ACCEPTANCE CORPORATION

Date: November 10, 2015	By:	/s/ Brent J. Gay
Brent J. Gay
Chief Financial Officer