Form 10-K
period 2015-12-31
FIRST ACCEPTANCE CORP /DE/
filed 2016-03-15
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on June 30, 2015, was $49,812,141. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates of the registrant. As of March 14, 2016, there were 41,059,998 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2015 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

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

General

First Acceptance Corporation (the “Company,” “we” or “us”) is principally a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. Our insurance operations generate revenue from selling non-standard personal automobile insurance products and related products in 17 states. We conduct our servicing and underwriting operations in 13 states and are licensed as an insurer in 12 additional states. We own and operate three insurance company subsidiaries: First Acceptance Insurance Company, Inc. (“FAIC”), First Acceptance Insurance Company of Georgia, Inc. (“FAIC-GA”) and First Acceptance Insurance Company of Tennessee, Inc. (“FAIC-TN”). Non-standard personal automobile insurance is sought after by individuals because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, failure in the past to maintain continuous insurance coverage or driving record and/or vehicle type. In most instances, these individuals are seeking to obtain the minimum amount of automobile insurance required by law. At December 31, 2015, we leased and operated 440 retail locations and a call center staffed with employee-agents. Our employee-agents primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary insurance product providing personal property and liability coverage for renters underwritten by us. In addition, retail locations in some markets offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers for which we receive a commission. See “Titan Acquisition”. In addition to our retail locations, we are able to complete the entire sales process over the phone via our call center or through the internet via our consumer-based website or mobile platform. On a limited basis, we also sell our products through selected retail locations operated by independent agents.

Titan Acquisition

Effective July 1, 2015, we acquired certain assets of Titan Insurance Services, Inc. and Titan Auto Insurance of New Mexico, Inc. (the “Titan Agencies”). These agencies, which are now rebranded under our Acceptance Insurance name, sell private passenger non-standard automobile insurance through 83 retail locations, principally in California (48), but also in Texas (12), Arizona (10), Florida (4), Nevada (4) and New Mexico (5). Approximately 240 employees accepted offers of employment with us as a part of this acquisition. The Titan Agencies were previously owned and operated by Nationwide.

These new Acceptance stores have continued to write policies for both Nationwide and other unrelated insurance companies for which our revenues are in the form of commission and fee income. Going forward, we plan to develop our own products for California, Arizona, Nevada and New Mexico, and introduce our current Texas and Florida products into locations in those states. FAIC has applied for an insurance company license in California and is already licensed in the three other states where it does not currently write business. These products are expected to be available later in 2016 and California is subject to the approval of our insurance company license application by the California Department of Insurance.

Personal Automobile Insurance Market

Personal automobile insurance is the largest line of property and casualty insurance in the United States with, according to SNL Financial, an estimated market size of $191 billion in premiums earned based on the most recent market data available. Personal automobile insurance provides drivers with coverage for liability to others for bodily injury and property damage and for physical damage to the driver’s vehicle from collision and other perils.

The market for personal automobile insurance is generally divided into three product segments: non-standard, standard and preferred. We believe that the premiums earned in the non-standard automobile insurance market segment in the United States represent between 15% and 25% of the total personal automobile insurance market.

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

However, in response to the increasing consumer demand to purchase personal automobile insurance over the phone and through the internet, we offer customers the ability to purchase a policy through an employee-agent in our call center or via our www.acceptance.com website and mobile platform. As of December 31, 2015, approximately 10% of our policies-in-force were sold through a non-retail sales channel.

In the future, we may explore growth opportunities by introducing additional insurance products, including insurance underwritten by third party carriers. We may also open new retail locations in existing markets and expand into new geographic markets. During 2015, we expanded to five new markets: California, Arizona, Nevada, and New Mexico from the Titan acquisition, and Virginia through our call center and the internet. These marked our first expansion states since 2005 and they are currently being transitioned into our core business model.

Our Products

Our core business involves issuing automobile insurance policies categorized as “non-standard” to individuals based primarily on their inability or unwillingness to obtain insurance coverage from standard carriers due to various factors, including their payment history or need for monthly payment plans, failure to maintain continuous insurance coverage or driving record. We believe that a majority of our customers seek our non-standard insurance due to our flexible payment terms and positive customer service experience, including dependable and direct interaction through our retail locations.

In addition to non-standard personal automobile insurance, we also offer our customers optional products that provide ancillary reimbursements and benefits in the event of an automobile accident. Those products generally provide reimbursements for medical expenses and hospital stays as a result of injuries sustained in an automobile accident, automobile towing and rental, and ambulance services. We also offer and underwrite a tenant homeowner policy that provides contents and liability coverage to those of our customers who are renters.

Marketing

Our marketing strategy is based on promoting brand recognition of our products and encouraging prospective customers to purchase personal automobile insurance by either visiting one of our retail locations or utilizing our phone or internet channels to bind a policy (“Call, click or come in.”). Our current advertising strategy is focused on targeted radio, outdoor media and digital advertising, as well as concentrated low-cost local efforts (“guerilla marketing”) by our employee-agents. We market our business under the name “Acceptance Insurance.” Previously, locations in the Chicago area used the names “Yale Insurance” or “Insurance Plus” and the newly acquired Titan Agencies used the name “Titan”. We have now consolidated all locations under the “Acceptance Insurance” brand, with the exception of four Yale Insurance locations which will be rebranded in 2016 and one Titan location which is still in transition.

FIRST ACCEPTANCE CORPORATION 10-K

Distribution

We primarily distribute our products through our retail locations. We believe the local office concept remains attractive to many of our customers, as they desire the face-to-face assistance they cannot receive over the telephone or through the internet. Our vision is to be the market leader for auto insurance in the communities we serve. However, in response to the increasing consumer demand to purchase personal automobile insurance over the phone and through the internet, we offer customers the choice to purchase a policy through an employee-agent in our call center or via our www.acceptance.com website and mobile platform. Approximately 10% of our policies-in-force were sold through a non-retail environment.

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

Our claims operation includes adjusters, appraisers, re-inspectors, special investigators and claims administrative personnel. We conduct our claims operations out of our Nashville office and through regional claims offices in Tampa, Florida and Chicago, Illinois. Our employees generally handle all claims from the initial report of the claim until the final settlement. We believe that directly employing claims personnel, rather than using independent adjusters, results in improved customer service and lower costs. In territories where we do not believe a staff appraiser would be cost-effective, we utilize the services of independent appraisers and a network of qualified repair facilities to inspect physical damage to automobiles. The work of independent appraisers and qualified repair facilities is reviewed and managed by our regional material damage team.

Losses and Loss Adjustment Expense Reserves

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

We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies underwritten by our insurance company subsidiaries. Each of our insurance company subsidiaries establishes a reserve for all of its unpaid losses, including case reserves and IBNR reserves, and estimates for the cost to settle the claims. We estimate our IBNR reserves by estimating our ultimate liability for loss and loss adjustment expense reserves first, and then reducing that amount by the amount of the cumulative paid claims and by the amount of our case reserves. We rely primarily on historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience. We also consider other factors, such as inflation, claims settlement patterns, legislative activity and litigation trends. We review our loss and loss adjustment expense reserve estimates on a quarterly basis and adjust those reserves each quarter to reflect any favorable or unfavorable development as historical loss experience develops or new information becomes known. Our actuarial staff reviews our reserves and loss trends on a quarterly basis. We believe that the liabilities that we have recorded for unpaid losses and loss adjustment expenses at December 31, 2015 are adequate to cover the final net cost of losses and loss adjustment expenses incurred through that date.

FIRST ACCEPTANCE CORPORATION 10-K

The following table sets forth the development of our reserves for the calendar years 2006 through 2015. The purpose of the table is to show a “cumulative deficiency or redundancy” for each annual period which represents the aggregate amount by which original estimates of reserves at that period-end have changed in subsequent periods. The top line of the table presents the net reserves at the balance sheet date for each of the periods indicated. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all annual periods that were unpaid at the balance sheet date, including the IBNR reserve, at the end of each successive period. The next portion of the table presents the cumulative amounts paid for each annual period at the end of each succeeding period. The lower portion of the table presents the re-estimated amount of the previously recorded reserves based on experience at the end of each succeeding period, including cumulative payments since the end of the respective period. As more information becomes known about the payments and the frequency and severity of claims for individual periods, the estimate changes accordingly. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated liability. Adverse loss development, which would be shown as a cumulative deficiency in the table, exists when the original reserve estimate is less than the re-estimated liability. Information with respect to the cumulative development of gross reserves, without adjustment for the effect of reinsurance, also appears at the bottom portion of the table.

In evaluating the information in the table below, it should be noted that each amount entered incorporates the cumulative effect of all changes in amounts entered for prior periods. Conditions and trends that have affected the development of liability in the past may not necessarily recur in the future.

	At December 31,
	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Net liability for loss and loss adjustment expense reserves, originally estimated	$74,043	$95,122	$93,679	$77,493	$70,229	$69,249	$79,000	$83,981	$96,251	$121,607
Cumulative amounts paid at:
One year later	68,238	68,306	54,760	49,217	47,543	49,315	49,132	50,590	64,459
Two years later	83,028	84,907	68,994	63,778	66,604	63,737	64,423	68,543
Three years later	87,901	90,134	75,209	74,297	73,435	69,500	71,465
Four years later	89,556	92,954	81,993	78,093	76,100	71,971
Five years later	90,050	97,818	83,826	79,647	77,447
Six years later	91,725	98,639	84,485	80,334
Seven years later	93,148	98,667	85,025
Eight years later	93,175	98,631
Nine years later	93,158
Liability re-estimated at:
One year later	87,521	96,611	78,107	71,417	73,370	73,265	75,962	79,098	97,096
Two years later	91,654	93,701	78,076	76,733	76,884	74,347	76,178	80,131
Three years later	90,503	94,279	83,430	79,060	78,580	74,425	75,933
Four years later	90,966	98,901	84,322	80,780	78,557	73,756
Five years later	92,575	98,988	85,159	81,012	78,451
Six years later	92,460	99,206	85,438	80,953
Seven years later	93,551	99,006	85,605
Eight years later	93,477	98,931
Nine years later	93,457
Net cumulative redundancy (deficiency)	(19,414)	(3,809)	8,074	(3,460)	(8,222)	(4,507)	3,067	3,850	(845)
Gross liability - end of year	$74,765	$95,357	$93,803	$77,546	$70,295	$69,436	$79,260	$84,286	$96,613	$122,071
Reinsurance receivables	722	235	124	53	66	187	260	305	362	464
Net liability - end of year	$74,043	$95,122	$93,679	$77,493	$70,229	$69,249	$79,000	$83,981	$96,251	$121,607
Gross re-estimated liability - latest	$94,113	$99,244	$85,801	$81,000	$78,442	$74,092	$76,260	$80,419	$97,497
Re-estimated reinsurance receivables - latest	656	314	196	47	(9)	336	327	287	401
Net re-estimated - latest	$93,457	$98,930	$85,605	$80,953	$78,451	$73,756	$75,933	$80,132	$97,096
Gross cumulative redundancy (deficiency)	$(19,348)	$(3,888)	$8,002	$(3,454)	$(8,147)	$(4,656)	$3,000	$3,868	$(884)

FIRST ACCEPTANCE CORPORATION 10-K

At December 31, 2015, we had $121.6 million of net loss and loss adjustment expense reserves, which included $64.3 million in IBNR reserves and $57.3 million in case reserves. Reinsurance receivables of $0.5 million offset gross reserves of $122.1 million at December 31, 2015 in the above table. For a reconciliation of net loss and loss adjustment expense reserves from the beginning to the end of the most recent periods presented, see Note 9 to our consolidated financial statements.

As reflected in the table above, on reserves at December 31, 2014, we have experienced unfavorable net reserve development of $0.8 million, which increased our loss and loss adjustment expense reserves for prior accident periods and increased our loss and loss adjustment expenses for the year ended December 31, 2015. Unfavorable development was largely the result of an increase in bodily injury loss adjustment expenses (primarily outside legal costs) driven by the overall increase in claim frequency.

Loss and loss adjustment expense reserve estimates were reviewed on a quarterly basis and adjusted each quarter to reflect any favorable or adverse development. Development assumptions were based upon historical accident quarters. We analyzed our reserves for each type of coverage, for loss and loss adjustment expense separately to determine our loss and loss adjustment expense reserves. To determine the best estimate, we reviewed the results of eight estimation methods, including the reported development method, the paid development method, the reported Bornhuetter-Ferguson method, the paid Bornhuetter-Ferguson method, the Generalized Cape Cod method using exposures and reported losses, the Generalized Cape Cod method using exposures and paid losses, the Generalized Cape Code method using ultimate claims and reported losses, and the Generalized Cape Cod method using ultimate claims and paid losses, for each set of data. In each quarterly review, we develop a point estimate for each subset of our business. We did not prepare separate point estimates for our entire business using each of the estimation methods. In determining our loss and loss adjustment expense reserves, we selected different estimation methods as appropriate for the various subsets of our business.

The methods selected varied by coverage, and considerations included the number and value of the case reserves for open claims, incurred and paid loss relativities, and suspected strengths and weaknesses for each of the procedures. Other factors considered in establishing reserves include assumptions regarding loss frequency and loss severity. We believe assumptions regarding loss frequency are historically reliable because injured parties generally report their claims in a reasonably short period of time after an accident. Loss severity is more difficult to estimate because severity is affected by changes in underlying costs, including medical costs, settlements or judgments, and regulatory changes. Reserves recorded represent our best estimate of the ultimate amounts that will be paid.

We believe that our estimate regarding changes in loss severity is the most significant factor that can potentially impact our IBNR reserve estimate. We believe that there is a reasonable possibility of increases or decreases in our estimated claim severities, with the largest potential changes occurring in the most recent accident years. An increase in loss severity of unpaid losses, ranging from 0.5% to 3.0%, dependent upon the accident year, would result in adverse development of net loss and loss adjustment expense reserve levels at December 31, 2015 and a decrease in income before income taxes of approximately $10.8 million. Conversely, a comparable decrease in loss severity would result in favorable development of net loss and loss adjustment expense reserve levels at December 31, 2015 and an increase in income before income taxes of approximately $10.8 million.

Ratings

A.M. Best has assigned our insurance companies a financial strength rating of “B (Fair)”. A.M. Best assigns a “B” rating to those companies that in A.M. Best’s opinion “have a fair ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.” Financial institutions and reinsurance companies sometimes use the A.M. Best ratings to help assess the financial strength and quality of insurance companies. The current ratings of our insurance company subsidiaries or their failure to maintain such ratings may dissuade a financial institution from conducting business with us or increase our potential interest costs. We do not believe that the majority of our customers consider our A.M. Best rating when purchasing our products and services.

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

Required Licensing. We operate under licenses issued by various state insurance authorities. Such licenses may be of perpetual duration or periodically renewable, provided we continue to meet applicable regulatory requirements. The licenses govern, among other things, the types of insurance coverages and products that may be offered in the licensing state. Such licenses are typically issued only after an appropriate application is filed and prescribed criteria are met. All of our licenses are in good standing. Currently, we hold property and casualty insurance licenses to underwrite policies in the following 25 states:

Alabama	Kansas	Pennsylvania
Arizona	Kentucky	South Carolina
Arkansas	Louisiana	Tennessee
Colorado	Mississippi	Texas
Florida	Missouri	Utah
Georgia	Nevada	Virginia
Illinois	New Mexico	West Virginia
Indiana	Ohio
Iowa	Oklahoma

As required by our current operations, we hold managing general agency licenses in Texas and Florida. In addition, business written through other third party insurance carriers requires our agency operations to hold agency or broker licenses in those states. To expand into a new state or offer a new line of insurance or other new product, we must apply for and obtain the appropriate licenses. One of our insurance companies has applied for an insurance company license in California and is awaiting approval by the California Department of Insurance.

Insurance Holding Company Regulation. We operate as an insurance holding company system and are subject to regulation in the jurisdictions in which our insurance company subsidiaries conduct business. These regulations require that each insurance company in the holding company system register with the insurance department of its state of domicile and furnish information concerning the operations of companies in the holding company system which may materially affect the operations, management or financial condition of the insurers in the holding company domiciled in that state. We have insurance company subsidiaries that are organized and domiciled under the insurance statutes of Texas, Georgia and Tennessee. The insurance laws in each of these states similarly provide that all transactions among members of a holding company system be done at arm’s length and shown to be fair and reasonable to the regulated insurer. Transactions between insurance company subsidiaries and their parents and affiliates typically must be disclosed to the state regulators, and any material or extraordinary transaction requires prior approval of the applicable state insurance regulator. A change of control of a domestic insurer or of any controlling person requires the prior approval of the state insurance regulator. In general, any person who acquires 10% or more of the outstanding voting securities of the insurer or its parent company is deemed by statute to have acquired control of the domestic insurer.

FIRST ACCEPTANCE CORPORATION 10-K

Restrictions on Paying Dividends. We may in the future rely on dividends from our insurance company subsidiaries to meet corporate cash requirements. State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s capital and surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Prior approval from state insurance regulatory authorities is generally required in order for an insurance company to declare and pay extraordinary dividends. The payment of ordinary dividends is limited by the amount of capital and surplus available to the insurer, as determined in accordance with state statutory accounting practices and other applicable limitations. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance company subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect. See Note 167 to our consolidated financial statements for a discussion of the current ability of our insurance company subsidiaries to pay dividends.

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

Periodic Financial and Market Conduct Examinations. The state insurance departments that have jurisdiction over our insurance company subsidiaries conduct on-site visits and examinations of the insurers’ affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Generally, these examinations are conducted every five years. If circumstances dictate, regulators are authorized to conduct special or target examinations of insurers, insurance agencies and insurance adjusting companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination. All three insurance companies have been examined for financial condition through December 31, 2010 by their respective domiciliary states and have been notified of an upcoming examination through December 31, 2015. In the past, FAIC has been the subject of market conduct examinations by the states of Illinois, Pennsylvania, Missouri and Ohio.

Risk-Based Capital. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners, or “NAIC,” has adopted a formula and model law to implement risk-based capital, or “RBC,” requirements designed to assess the minimum amount of statutory capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. RBC is used to set capital requirements based on the size and degree of risk taken by the insurer and taking into account various risk factors such as asset risk, credit risk, underwriting risk, interest rate risk and other relevant business risks. The NAIC model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital decreases relative to its RBC, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. This calculation is performed on a calendar year basis, and at December 31, 2015, each of our insurance companies all maintained an RBC level that was in excess of an amount that would require any corrective actions on their part.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

At December 31, 2015, FAIC’s total adjusted capital was 4.6 times its authorized control level RBC, requiring no corrective action on FAIC’s part. Likewise, at December 31, 2015, FAIC-GA and FAIC-TN had total adjusted capital of 4.4 and 5.8, respectively, times their authorized control level RBC.

Employees

At December 31, 2015, we had approximately 1,400 employees or “team members”. Our employees are not covered by any collective bargaining agreements.

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

Website

We maintain a website at the following address: www.acceptance.com. The information on the Company’s website is not incorporated by reference in this report. We make available on or through our website certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K, and any amendments to these reports. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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

Substantially all of our revenues are generated from sales of non-standard personal automobile insurance policies. As a result of our concentration in this line of business, negative developments in the economic, competitive or regulatory conditions affecting the non-standard personal automobile insurance industry and our customers could reduce our revenues, increase our expenses or otherwise have a material adverse effect on our results of operations and financial condition. Weak economic conditions, elevated unemployment levels, and low consumer confidence in the United States tend to result in fewer customers purchasing and maintaining non-standard personal automobile insurance policies and certain customers reducing their insurance coverage, which adversely impacts our revenues and profitability. Developments affecting the non-standard personal automobile insurance industry and our customers could have a greater effect on us compared with more diversified insurers that also sell other types of automobile insurance products or write other additional lines of insurance.

Our underwriting results may fluctuate as a result of cyclical changes in the non-standard personal automobile insurance industry.

The non-standard personal automobile insurance industry is cyclical in nature. Likewise, adverse economic conditions impact our customers and many will choose to reduce their coverage or go uninsured during a weak economy. Conversely, favorable economic conditions may lead to lower gas prices which result in an increase in miles driven and consequently claim frequency. Employment rates, sales of used vehicles, consumer confidence and other factors affect our customers’ purchasing habits. In the past, the industry has also been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. If new competitors enter the market, existing competitors may attempt to increase market share by lowering rates. Such conditions could lead to reduced prices, which would negatively impact our revenues and profitability. Given the cyclical nature of the industry and the economy, these conditions may negatively impact our revenues and profitability.

Due to our largely fixed cost structure, our profitability may decline if our sales volume declines significantly.

Our reliance on leased retail locations and a call center staffed by employee-agents results in a cost structure that has a high proportion of fixed costs as compared with other more traditional insurers. In times of increasing sales volume, our acquisition cost per policy decreases, improving our expense ratio, which we believe is one of the significant advantages of our core business model. However, in times of declining sales volume, the opposite occurs. Decreases in our sales volume, without corresponding decreases in our costs, would adversely impact our results of operations and profitability.

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

In Florida, Georgia, and other states where we have substantial operations, the judicial climate, case law or statutory framework are often viewed as unfavorable toward an insurer in litigation brought against it by policyholders and third-party claimants. This tends to increase our exposure to extra-contractual losses, or monetary damages beyond policy limits, in what are known as “bad faith” claims. Such claims may result in losses which could have a material adverse effect on our results of operations and financial condition.

Our investment portfolio may suffer reduced returns or other-than-temporary impairment losses, which could reduce our profitability.

Our results of operations depend, in part, on the performance of our investment portfolio. At December 31, 2015, the majority of our investments available-for-sale portfolio was invested either directly or indirectly in marketable, investment-grade debt securities and mutual funds, and included U.S. government securities, municipal bonds, corporate bonds and collateralized mortgage obligations. Declines in interest rates over the past few years have reduced the available returns on the reinvestment of securities in the portfolio as they mature or are redeemed. However, as rates have declined, the fair value of debt securities has increased above its amortized cost resulting in net unrealized gains on debt securities. Such gains are recognized in other comprehensive income and increased our stockholders’ equity. At December 31, 2015, the fair value of our investment portfolio exceeded the amortized cost by approximately $3.3 million. An increase in interest rates could reduce the fair value of our investments in debt securities. At December 31, 2015, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities portfolio would have resulted in an estimated decrease in fair value of 5.2%, or approximately $6.2 million. In response to the decline in interest rates, we have also made certain “Other Investments” that are not readily marketable and have restrictions as to their redemption.  Defaults by third parties who fail to pay or perform obligations could reduce our investment income and could also result in investment losses to our portfolio. See “Critical Accounting Estimates – Investments” in Item 7 of this report and Note 3 to our consolidated financial statements regarding determination of other-than-temporary impairment losses on investment securities and for further information about our “Other Investments.”

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

FIRST ACCEPTANCE CORPORATION 10-K

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

Failure to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Any changes in existing RBC standards or minimum statutory capital and surplus requirements may require our insurance company subsidiaries to increase their statutory capital and surplus levels, which they may be unable to do. These calculations are performed on a calendar year basis, and at December 31, 2015, our insurance company subsidiaries maintained RBC levels in excess of an amount that would require any corrective actions on their part.

State regulators also screen and analyze the financial condition of insurance companies using the NAIC IRIS system. As part of IRIS, the NAIC database generates key financial ratio results obtained from an insurer’s annual statutory statements. A ratio result falling outside the defined range of IRIS ratios may result in further examination by a state regulator to determine if corrective action is necessary. At December 31, 2015, each of our three insurance company subsidiaries had IRIS ratios outside the defined ranges. We cannot assure you that regulatory authorities will not conduct any such examination of the financial condition of our insurance company subsidiaries, or of the outcome of any such investigation. See “Business – Regulatory Environment” in Item 1 of this report.

We rely on our information technology and communication systems, and the failure of these systems could materially adversely affect our business.

Our business is highly dependent on the proprietary integrated technology systems that enable timely and efficient communication and data sharing among the various segments of our integrated operations. These systems are used in all our operations, including price quotation, policy issuance, customer service, underwriting, claims, accounting, communications, and the maintenance of our consumer-based website and mobile platform. We have a technical staff that develops, maintains and supports all elements of our technology infrastructure. However, disruption of power systems or communication systems or any failure of our systems could result in deterioration in our ability to respond to customers’ requests, write and service new business, and process claims in a timely manner. We believe we have appropriate types and levels of insurance to protect our real property, systems, and other assets. However, insurance does not provide full reimbursement for all losses, both direct and indirect, that may result from an event affecting our information technology and communication systems.

FIRST ACCEPTANCE CORPORATION 10-K

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

We may not be successful in integrating the Titan Agencies into our operations, which could harm our financial results.

During 2015, the Company acquired certain assets of the Titan Agencies, which resulted in increased costs. If we are unable to successfully integrate the operations of the Titan Agencies into our operations, we could experience disruption of our business and distraction of our management, which may not be offset by corresponding increases in revenues. The integration of operations after an acquisition is subject to risks, including, among others, loss of key personnel of the acquired company, difficulty associated with assimilating the personnel and operations of the acquired company, potential disruption of ongoing business, maintenance of uniform standards, controls, procedures and policies and impairment of the acquired company’s reputation and relationships with its employees and clients. Any of these may result in the loss of customers. It is also possible that we may not realize, either at all or in a timely manner, any or all benefits this acquisition and may incur significant costs in connection with this acquisitions.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

Our failure to prevent unauthorized access to confidential electronic information could result in a data breach that may negatively impact our business.

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

Our consolidated balance sheet at December 31, 2015 contained a net deferred tax asset of $18.3 million. Realization of this asset is dependent upon our generation of sufficient taxable income in the future. If circumstances change, and we no longer believe that it is more likely than not that our future taxable income will be sufficient to recover the deferred tax asset, an increase in our deferred tax valuation allowance may occur. The amount of any increase in our deferred tax valuation allowance could have a material adverse effect on our results of operations in the period in which any write-off occurs.

As a result of purchase accounting from business combination transactions, our consolidated balance sheet at December 31, 2015 contained intangible assets designated as goodwill totaling $29.4 million and other identifiable intangible assets totaling $8.5 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of these intangible assets. As circumstances change, the value of these intangible assets may not be realized by us. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of these intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

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

	Price Range
	High	Low
Year Ended December 31, 2014:
First Quarter	$2.95	$2.20
Second Quarter	2.73	2.09
Third Quarter	2.80	2.20
Fourth Quarter	2.63	2.18
Year Ended December 31, 2015:
First Quarter	$2.52	$2.16
Second Quarter	3.39	2.35
Third Quarter	3.27	2.60
Fourth Quarter	2.95	1.96

The closing price of our common stock on March 14, 2016 was $2.30.

Holders

According to the records of our transfer agent, there were 348 holders of record of our common stock on March 14, 2016, including record holders such as banks and brokerage firms who hold shares for beneficial holders, and 41,059,998 shares of our common stock were outstanding.

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

There were no repurchases by us of our common stock during the year ended December 31, 2015.

Item 6.	Selected Financial Data

The following tables provide selected historical consolidated financial and operating data of the Company at the dates and for the periods indicated. In conjunction with the data provided in the following tables and in order to more fully understand our historical consolidated financial and operating data, you should also read our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included in this report. On November 15, 2011, our Board of Directors approved a change in fiscal year end from June 30 to December 31, effective December 31, 2011. As a result of this change, a Form 10-K was previously filed including financial information for the six-month transition period from July 1, 2011 to December 31, 2011. The comparative financial information provided for the year ended December 31, 2011 presented below is unaudited and includes all normal recurring adjustments necessary for a fair statement of the results for the respective period. We derived our selected historical consolidated financial data at December 31, 2015, 2014, and 2013 and for the years then ended from our consolidated financial statements included in this report. We derived our selected historical consolidated financial data at December 31, 2012 and 2011 from our consolidated financial statements which are not included in this report. The results for past periods are not necessarily indicative of the results to be expected for any future period.

FIRST ACCEPTANCE CORPORATION 10-K

The actual results for the year ended December 31, 2015 reflect only the results of the Titan Agencies’ operations since the date of acquisition (July 1, 2015). The unaudited pro forma results for the years ended December 31, 2015 and 2014 give effect to the Titan acquisition and related transactions as if they had been consummated on January 1, 2014.

The unaudited pro forma results should not be considered indicative of actual results that would have been achieved had the Titan acquisition and related transactions been consummated on January 1, 2014 and do not purport to indicate results of operations for any future periods.

	Year Ended December 31,
	Actual 2015	Pro forma 2015 (unaudited)	Actual 2014	Pro forma 2014 (unaudited)	2013	2012	2011
Statement of Operations Data:	(in thousands, except per share data)
Revenues:
Premiums earned	$266,987	$266,987	$218,315	$218,315	$199,700	$185,644	$167,224
Commission and fee income	59,892	74,439	39,733	67,955	35,125	32,574	29,911
Investment income	5,024	5,024	5,123	5,123	5,716	6,599	8,064
Net realized gains (losses) on investments, available- for-sale	(11)	(11)	23	23	(29)	3,242	(161)
	331,892	346,439	263,194	291,416	240,512	228,059	205,038
Costs and expenses:
Losses and loss adjustment expenses	219,031	219,031	161,302	161,302	142,839	148,223	129,525
Insurance operating expenses	105,254	119,728	87,328	114,653	82,822	82,127	79,075
Other operating expenses	1,126	1,126	996	996	987	922	1,185
Litigation settlement	3,677	3,677	187	187	—	—	(4)
Stock-based compensation	144	144	185	185	243	604	804
Depreciation	1,751	1,801	1,767	1,867	2,053	2,203	1,415
Amortization of identifiable intangible assets	514	834	—	942	—	—	—
Interest expense	2,967	4,157	1,706	4,132	1,738	3,025	3,928
Goodwill and intangible assets impairment	—	—	—	—	—	—	73,524
	334,464	350,498	253,471	284,264	230,682	237,104	289,452
Income (loss) before income taxes	(2,572)	(4,059)	9,723	7,152	9,830	(9,045)	(84,414)
Provision (benefit) for income taxes (1)	(642)	(1,237)	(18,345)	(19,373)	650	(5)	105
Net income (loss)	$(1,930)	$(2,822)	$28,068	$26,525	$9,180	$(9,040)	$(84,519)
Per Share Data:
Net income (loss) per share:
Basic	$(0.05)	$(0.07)	$0.68	$0.65	$0.22	$(0.22)	$(1.76)
Diluted	$(0.05)	$(0.07)	$0.68	$0.64	$0.22	$(0.22)	$(1.76)
Number of shares used to calculate net income (loss) per share:
Basic	41,030	41,030	40,985	40,985	40,930	40,861	47,979
Diluted	41,030	41,030	41,283	41,283	41,092	40,861	47,979

FIRST ACCEPTANCE CORPORATION 10-K

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and invested assets	$258,425	$238,044	$209,794	$198,150	$196,576
Total assets	402,127	328,445	273,571	262,161	256,086
Loss and loss adjustment expense reserves	122,071	96,613	84,286	79,260	69,436
Debentures payable and term loan	70,009	40,211	40,165	40,119	40,074
Total liabilities	298,457	221,481	196,639	189,368	173,357
Total stockholders' equity	103,670	106,964	76,932	72,793	82,729
Book value per common share	$2.53	$2.61	$1.88	$1.78	$2.02

(1)	The provision (benefit) for income taxes for the year ended December 31, 2014 includes a decrease in the valuation allowance for the deferred tax asset of $22.4 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this report, other than statements of historical fact, are forward-looking statements. You can identify these statements from our use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things statements and assumptions relating to:

•	our future growth, income (loss), income (loss) per share and other financial performance measures;
•	the anticipated effects on our results of operations or financial condition from recent and expected developments or events, including the recently completed acquisition of the Titan Agencies;
•	the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolio;
•	the accuracy and adequacy of our loss reserving methodologies; and
•	our business and growth strategies.

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

FIRST ACCEPTANCE CORPORATION 10-K

General

We are principally a retailer, servicer and underwriter of non-standard personal automobile insurance. We also own two tracts of land in San Antonio, Texas that are held for sale, one of which is currently under contract for a sale expected to close in May 2016. Non-standard personal automobile insurance is made available to individuals because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, and failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type.

At December 31, 2015, we leased and operated 440 retail locations (or “stores”) and a call center staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary insurance product providing personal property and liability coverage for renters underwritten by us. In addition, retail locations in some markets offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers for which we receive a commission. See “Titan Acquisition”. At December 31, 2015, our insurance operations generate revenue from selling non-standard personal automobile insurance products and related products in 17 states. We conduct our servicing and underwriting operations in 13 states and are licensed as an insurer in 12 additional states.

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business.

	Year Ended December 31,
	2015	2014
Retail locations – beginning of period	356	360
Opened	8	3
Acquired	83	—
Closed	(7)	(7)
Retail locations – end of period	440	356

The following table shows the number of our retail locations by state.

	December 31,
	2015	2014	2013
Alabama	24	24	24
Arizona	10	—	—
California	48	—	—
Florida	39	31	30
Georgia	60	60	60
Illinois	61	60	61
Indiana	17	17	17
Mississippi	7	7	7
Missouri	9	10	11
Nevada	4	—	—
New Mexico	5	—	—
Ohio	27	27	27
Pennsylvania	14	15	16
South Carolina	24	25	25
Tennessee	23	22	19
Texas	68	58	63
Total	440	356	360

FIRST ACCEPTANCE CORPORATION 10-K

Titan Acquisition

Effective July 1, 2015, we acquired certain assets of Titan Insurance Services, Inc. and Titan Auto Insurance of New Mexico, Inc. (the “Titan Agencies”). These agencies, which are now rebranded under our Acceptance Insurance name, sell private passenger non-standard automobile insurance through 83 retail locations, principally in California (48), but also in Texas (12), Arizona (10), Florida (4), Nevada (4) and New Mexico (5). Approximately 240 employees accepted offers of employment with us as a part of this acquisition. The Titan Agencies were previously owned and operated by Nationwide.

These new Acceptance stores have continued to write policies for both Nationwide and other unrelated insurance companies for which our revenues are in the form of commission and fee income. Going forward, we plan to develop our own products for California, Arizona, Nevada and New Mexico, and introduce our current Texas and Florida products into stores in those states. FAIC has applied for an insurance company license in California and is already licensed in the three other states where it does not currently write business. These new products are not expected to be available until sometime in 2016, and California is subject to the approval of our insurance company license application by the California Department of Insurance.

Consolidated Results of Operations

Overview

Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses.

The following table presents selected financial data for our insurance operations and real estate and corporate segments (in thousands).

	Year Ended December 31,
	2015	2014	2013
Revenues:
Insurance	$ 331,828	$ 263,133	$ 240,460
Real estate and corporate	64	61	52
Consolidated total	$ 331,892	$ 263,194	$ 240,512
Income (loss) before income taxes:
Insurance	$ 338	$ 12,549	$ 12,748
Real estate and corporate	(2,910)	(2,826)	(2,918)
Consolidated total	$ (2,572)	$ 9,723	$ 9,830

Our insurance operations generate revenue from selling non-standard personal automobile insurance products and related products in 17 states. We conduct our servicing and underwriting operations in 13 states and are licensed as an insurer in 12 additional states. We conduct our underwriting operations through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:

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

FIRST ACCEPTANCE CORPORATION 10-K

The following table presents gross premiums earned by state (in thousands). Driven by an increase in the number of policies sold, higher average premiums, and an increase in the average life of a policy, net premiums earned for the year ended December 31, 2015 increased 22.3% compared with the same period in the prior year.

	Year Ended December 31,
	2015	2014	2013
Gross premiums earned:
Georgia	$ 51,287	$ 40,792	$ 37,957
Florida	41,102	33,519	30,517
Texas	35,771	28,017	24,051
Ohio	26,745	22,315	18,225
Alabama	24,611	21,717	20,978
Illinois	24,050	20,552	20,200
South Carolina	20,254	16,407	15,301
Tennessee	16,702	12,748	12,334
Pennsylvania	9,224	8,426	8,624
Indiana	7,954	6,155	5,218
Missouri	5,844	4,902	3,778
Mississippi	3,398	3,030	2,718
Virginia	417	—	—
Total gross premiums earned	267,359	218,580	199,901
Premiums ceded to reinsurer	(372)	(265)	(201)
Total net premiums earned	$ 266,987	$ 218,315	$ 199,700

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

The following table presents the loss, expense and combined ratios for our insurance operations.

	Year Ended December 31,
	2015	2014	2013
Loss	82.0%	73.9%	71.5%
Expense	17.8%	22.7%	24.9%
Combined	99.8%	96.6%	96.4%

FIRST ACCEPTANCE CORPORATION 10-K

Operational Initiatives

Since the beginning of 2012, we renewed our focus on improving the customer experience and value through several initiatives. Through February 2016, our progress has included:

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

Investments

We use the services of an independent investment manager to manage our investment portfolio. The investment manager conducts, in accordance with our investment policy, all of the investment purchases and sales for our insurance company subsidiaries. Our investment policy has been established by the Investment Committee of our Board of Directors and specifically addresses overall investment goals and objectives, authorized investments, prohibited securities, restrictions on sales by the investment manager and guidelines as to asset allocation, duration and credit quality. Management and the Investment Committee meet quarterly with our investment manager to review the performance of the portfolio and compliance with our investment guidelines.

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

The value of our consolidated available-for-sale investment portfolio was $131.6 million at December 31, 2015 and consisted of fixed maturity securities, preferred stock and investments in mutual funds, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At December 31, 2015, we had gross unrealized gains of $4.7 million and gross unrealized losses of $1.4 million in our consolidated investments available-for-sale portfolio. We also held $11.3 million of other investments at December 31, 2015.

At December 31, 2015, 94% of the fair value of our fixed maturities portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

FIRST ACCEPTANCE CORPORATION 10-K

The following table summarizes our investments available-for-sale at December 31, 2015 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
U.S. government and agencies	$13,036	$162	$(85)	$13,113
State	698	4	—	702
Political subdivisions	4,354	9	—	4,363
Revenue and assessment	11,770	895	(21)	12,644
Corporate bonds	79,426	2,022	(663)	80,785
Collateralized mortgage obligations:
Agency backed	793	80	—	873
Non-agency backed – residential	2,877	579	(1)	3,455
Non-agency backed – commercial	1,891	616	—	2,507
Total fixed maturities, available-for-sale	114,845	4,367	(770)	118,442
Preferred stock, available-for-sale	1,500	223	—	1,723
Mutual funds, available-for-sale	11,959	120	(662)	11,417
	$128,304	$4,710	$(1,432)	$131,582

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Consolidated Results

Revenues for the year ended December 31, 2015 increased 26% to $331.9 million from $263.2 million in the prior year. Loss before income taxes for the year ended December 31, 2015 was $2.6 million, compared with income before income taxes of $9.7 million for the year ended December 31, 2014. Net loss for the year ended December 31, 2015 was $1.9 million, compared with net income of $28.1 million for the year ended December 31, 2014. The provision (benefit) for income taxes for the year ended December 31, 2014 included a decrease in the valuation allowance for the deferred tax asset of $22.4 million. Basic and diluted net loss per share was $0.05, for the year ended December 31, 2015, compared with basic and diluted net income per share of $0.68 for the year ended December 31, 2014.

Excluding litigation settlement costs of $3.7 million and Titan acquisition and integration costs of $1.6 million, for the year ended December 31, 2015, income before income taxes was $2.7 million.

Insurance Operations

Revenues from insurance operations were $331.8 million for the year ended December 31, 2015, compared with $263.1 million for the year ended December 31, 2014. Income before income taxes from insurance operations for the year ended December 31, 2015 was $0.3 million, compared with income before income taxes from insurance operations of $12.5 million for the year ended December 31, 2014.

Excluding acquisition and integration costs of $1.6 million, the contribution of the Titan Agencies to income (loss) before taxes, including amortization of identifiable intangible asset and interest expense, was $0.2 million for the year ended December 31, 2015.

Premiums Earned

Premiums earned increased by $48.7 million, or 22%, to $267.0 million for the year ended December 31, 2015, from $218.3 million for the year ended December 31, 2014. This improvement was primarily due to higher average premiums and an increase in the number of policies in force.

Commission and Fee Income

Commission and fee income increased by $20.2 million, or 51%, to $59.9 million for the year ended December 31, 2015, from $39.7 million for the year ended December 31, 2014. Revenue from the former Titan retail locations acquired on July 1, 2015 accounted for $12.6 million of this increase. The remaining increase in commission and fee income was a result of higher fee income related to commissionable ancillary products sold through our previously-existing retail locations and the increase in the number of policies in force.

FIRST ACCEPTANCE CORPORATION 10-K

Investment Income

Investment income decreased slightly to $5.0 million during the year ended December 31, 2015 from $5.1 million during the year ended December 31, 2014. This decrease in investment income was primarily a result of the lower returns on reinvested fixed maturities. At December 31, 2015 and 2014, the book yields for our fixed maturities and cash equivalents portfolio were 2.3% and 2.8%, respectively, with effective durations of 3.04 and 3.10 years, respectively.

Net Realized Gains (Losses) on Investments, Available-for-Sale

Net realized gains (losses) on investments, available-for-sale during the year ended December 31, 2015 included $11 thousand of net realized losses on redemptions, compared with $23 thousand of net realized gains on redemptions during the year ended December 31, 2014.

Losses and Loss Adjustment Expenses

The loss ratio was 82.0% for the year ended December 31, 2015, compared with 73.9% for the year ended December 31, 2014. We experienced unfavorable development related to prior fiscal years of $0.8 million for the year ended December 31, 2015, compared with favorable development of $4.9 million for the year ended December 31, 2014. The unfavorable loss development for the year ended December 31, 2015 was largely the result of an increase in bodily injury loss adjustment expenses (primarily outside legal costs) driven by the overall increase in claim frequency. The favorable loss development for the year ending December 31, 2014 was primarily related to bodily injury loss costs occurring in accident years 2010 through 2013.

Excluding the development related to prior fiscal years, the loss ratios for the years ended December 31, 2015 and 2014 were 81.7% and 76.1%, respectively. The year-over-year increase in the loss ratio was primarily due to higher than expected claim frequency and severity across multiple coverages principally in property damage liability and collision claims. We believe that an increase in the number of miles driven by insured drivers as a result of lower gas prices and a favorable economy has been a contributing factor to an industry-wide increase in frequency. In response, the Company has continued to implement aggressive rate and underwriting actions as warranted at a state and coverage level.

Operating Expenses

Insurance operating expenses increased 20.6% to $105.3 million for the year ended December 31, 2015 from $87.3 million for the year ended December 31, 2014. Operating expenses and acquisition and integration expenses from the former Titan retail locations acquired on July 1, 2015 accounted for $12.0 million of the increase. There was also an increase in variable cost associated with higher PIF, primarily commissions for the sales organization.

The expense ratio was 17.8% for the year ended December 31, 2015, compared with 22.7% for the year ended December 31, 2014. The year-over-year decrease in the expense ratio was primarily due to the increase in premiums earned which resulted in a lower percentage of fixed expenses in our retail operations (such as rent and base salary) and the Company’s efforts on cost containment.

Overall, the combined ratio increased to 99.8% for the year ended December 31, 2015 from 96.6% for the year ended December 31, 2014.

Provision (Benefit) for Income Taxes

The benefit for income taxes was $0.6 million for the year ended December 31, 2015, compared with $18.3 million at the year ended December 31, 2014. The benefit for income taxes for the year ended December 31, 2014 included a decrease in the valuation allowance for the deferred tax asset of $22.4 million resulting from a change in management’s judgment regarding the realizability of the deferred tax asset. A valuation allowance is established to reduce the deferred tax asset to the amount that is more likely than not to be realized. In assessing our ability to support the realizability of our deferred tax asset, we considered both positive and negative evidence and we placed greater weight on historical results rather than on our outlook for future profitability. In recent years, the Company incurred losses resulting in a source of negative evidence. With the conclusion of 2014, the Company’s historical results reflected a twelve-quarter cumulative taxable income which management considered to be a trend of positive evidence in accessing the realizability of its deferred tax asset. Based on this fact and our outlook for future profitability, the deferred tax asset valuation allowance was adjusted during that period and resulted in the aforementioned income tax benefit. A valuation allowance of $1.7 million remains at December 31, 2015 for certain amounts that are not more likely than not expected to be realized.

FIRST ACCEPTANCE CORPORATION 10-K

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the year ended December 31, 2015 was $2.9 million, compared with a loss from real estate and corporate operations before income taxes of $2.8 million for the year ended December 31, 2014. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $3.0 million of interest expense during the year ended December 31, 2015, compared with interest expense of $1.7 during the year ended December 31, 2014. Interest expense related to the financing of the Titan acquisition account for $1.2 million of the expense and the remaining expense related to the debentures issued in June 2007. For additional information, see “Liquidity and Capital Resources” in Item 7 of this report.

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

Premiums Earned

Premiums earned increased by $18.6 million, or 9%, to $218.3 million for the year ended December 31, 2014, from $199.7 million for the year ended December 31, 2013. This improvement was primarily due to an increase in the number of policies in force, in addition to a higher percentage of full coverage policies sold and our recent pricing actions which have increased our average premium per policy.

Commission and Fee Income

Commission and fee income increased 13% to $39.7 million for the year ended December 31, 2014, from $35.1 million for the year ended December 31, 2013. This increase in commission and fee income was a result of higher fee income related to commissionable ancillary products sold and the increase in the number of policies in force.

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

FIRST ACCEPTANCE CORPORATION 10-K

Losses and Loss Adjustment Expenses

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

Operating Expenses

Insurance operating expenses increased 5.4% to $87.3 million for the year ended December 31, 2014 from $82.8 million for the year ended December 31, 2013. The increase was primarily attributable to additional variable costs associated with higher PIF, as well as additional salaries and benefits for the sales organization.

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

Provision (Benefit) for Income Taxes

The benefit for income taxes was $18.3 million for the year ended December 31, 2014, compared with a provision for income taxes of $0.7 million at the year ended December 31, 2013. The benefit for income taxes for the year ended December 31, 2014 included a decrease in the valuation allowance for the deferred tax asset of $22.4 million resulting from a change in management’s judgment regarding the realizability of the deferred tax asset. A valuation allowance is established to reduce the deferred tax asset to the amount that is more likely than not to be realized. In assessing our ability to support the realizability of our deferred tax asset, we consider both positive and negative evidence and we place greater weight on historical results rather than on our outlook for future profitability. In recent years, the Company incurred losses resulting in a source of negative evidence. With the conclusion of 2014, the Company’s historical results now reflect a twelve quarter cumulative taxable income which management considered to be a trend of positive evidence in accessing the realizability of its deferred tax asset. Based on this fact and our outlook for future profitability, the deferred tax asset valuation allowance was adjusted during that period and resulted in the aforementioned income tax benefit. A valuation allowance of $1.8 million remained at December 31, 2014 for certain amounts that are not more likely than not expected to be realized. The provision for income taxes for the year ended December 31, 2013 related to current state income taxes for certain subsidiaries with taxable income.

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

FIRST ACCEPTANCE CORPORATION 10-K

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash provided by operating activities for the year ended December 31, 2015 was $29.3 million, compared with net cash provided by operating activities of $27.0 million for the year ended December 31, 2014. This increase was primarily a result of the increase in policy liabilities for losses and unearned premiums as a result of the increase in premiums written, which was partially offset by the resultant increase in premiums, fees, and commissions receivable. Net cash used in investing activities for the year ended December 31, 2015 was $46.2 million, compared with net cash provided by investing activities of $3.3 million for the year ended December 31, 2014. The increase for the year ended December 31, 2015 included the Titan business acquisition of $33.8 million and capital expenditures, $2.1 million of which were related to integrating and rebranding the acquired locations. Investing activities also included investment purchases in excess of maturities and redemptions in response to a favorable change in interest rates. Net cash provided by financing activities for the year ended December 31, 2015 included $30.0 million from a term loan from our principal stockholder to partially fund the Titan acquisition.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debenture and term loan payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products and policies on behalf of third-party carriers. The agency operations related to the Titan acquisition currently produce additional unrestricted cash. If necessary and available subject to state law limitations, the holding company may receive dividends from our insurance company subsidiaries. To a lesser extent, the holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At December 31, 2015, our holding company had $7.2 million available in unrestricted cash and investments. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.

The holding company has debt service requirements related to the debentures payable and the term loan to a principal stockholder. The debentures are interest-only and mature in full in July 2037. The debentures accrue interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures for the year ended December 31, 2015 ranged from 3.983% to 4.072%. In January 2016 the interest rate reset to 4.366% through April 2016. The term loan is interest-only and matures in full in June 2025. The interest rate on the term loan is 8%.

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At December 31, 2015, our insurance company subsidiaries could pay not pay any dividends due to a negative unassigned surplus position.

The National Association of Insurance Commissioners Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratios for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus were 2.88-to-1 at December 31, 2015. Based on our current forecast on a combined basis, including anticipated underwriting operations from the newly acquired Titan locations, we anticipate that our risk-based capital levels will be adequate and that our ratio of net premiums written to statutory capital and surplus will not exceed the 3-to-1 statutory guideline for the reasonably foreseeable future. We therefore believe that our insurance company subsidiaries have sufficient statutory capital and surplus available to support their net premium writings in this time frame.

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

FIRST ACCEPTANCE CORPORATION 10-K

Contractual Obligations

The following table summarizes our contractual obligations by period at December 31, 2015 (in thousands).

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Net loss and loss adjustment expense reserves (1)	$ 122,071	$ 81,932	$ 34,394	$ 4,775	$ 970
Debentures payable (2)	80,852	1,801	3,601	3,601	71,849
Term loan from principal stockholder (3)	52,800	2,400	4,800	4,800	40,800
Operating leases (4)	16,135	7,079	6,018	1,555	1,483
Total contractual cash obligations	$ 271,858	$ 93,212	$ 48,813	$ 14,731	$ 115,102

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

(2)	Payments due by period assume a contractual variable interest rate of LIBOR plus 375 basis points, or 4.366% at January 31, 2016.
(3)	Payments due by period assume a flat contractual interest rate of 8%.
(4)	Consists primarily of rental obligations under real estate leases related to our retail locations and corporate offices.

Trust Preferred Securities

On June 15, 2007, First Acceptance Statutory Trust I (“FAST I”), our wholly-owned unconsolidated subsidiary trust entity, completed a private placement whereby FAST I issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,240 shares of common securities to us, also at $1,000 per share. FAST I used the proceeds from the sale of the preferred securities to purchase $41.2 million of junior subordinated debentures from us. The debentures will mature on July 30, 2037 and are currently redeemable by the Company in whole or in part and the preferred securities are callable. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points, resetting quarterly). During 2015, the interest rate related to the debentures ranged from 3.983% to 4.072%. The obligations of the Company under the junior subordinated debentures represent full and unconditional guarantees by the Company of FAST I’s obligations for the preferred securities. Dividends on the preferred securities are cumulative, payable quarterly in arrears and are deferrable at the Company’s option for up to five years. The dividends on these securities, which have not been deferred, are the same as the interest on the debentures. The Company cannot pay dividends on its common stock during any such deferments. FAST I does not meet the requirements for consolidation of FASB ASC 810, Consolidation.

Term Loan from Principal Stockholder

On June 29, 2015, to finance the Titan acquisition, the Company borrowed the full amount under a $30 million Loan Agreement (the “Loan Agreement”) with Diamond Family Investments, LP, an affiliate of Gerald J. Ford, the Company’s controlling stockholder.  The Loan Agreement provided a $30 million interest-only senior term loan facility, maturing in full on June 29, 2025. Commencing June 29, 2016, the Company has the right to prepay the loan in whole or in part, in cash, without premium or penalty, upon written notice to the lender. Amounts prepaid under the Loan Agreement may not be reborrowed. The term loan outstanding under the Loan Agreement bears interest at a rate of 8% per annum. The Loan Agreement contains certain representations, warranties and covenants. The Loan Agreement also contains customary events of default, including but not limited to: nonpayment; material inaccuracy of representations and warranties; violations of covenants; cross-default to material indebtedness; certain material judgments; certain bankruptcies and liquidations; invalidity of the loan documents and related events; and a change of control (as defined in the Loan Agreement).

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

Valuation of Deferred Tax Asset

Income taxes are accounted for under the liability method, whereby deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and operating loss and tax credit carryforwards and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Valuation of the deferred tax asset is considered a critical accounting estimate because the determination of our ability to utilize the asset involves a number of management assumptions relating to future operations and our ability to generate future taxable income. This could materially affect the determination of the ultimate value and, therefore, the carrying amount of our deferred tax asset.

In establishing a valuation allowance at December 31, 2015, we estimated our future taxable income from the 2016 budget and the long-term forecasts we use to manage our business. We have demonstrated that our past budgets and forecasts have been a reasonable means of forecasting taxable income. A key consideration in our current analysis was also the fact that no deferred tax assets have had expiration dates that we believed would be a factor in the timing of their ultimate realization.

The resultant valuation allowance at December 31, 2015 was specifically related to capital losses that are deductible only to the extent of capital gains (which we do not currently anticipate) and state income taxes for specific entities in certain jurisdictions where we do not forecast future taxable income.

Goodwill and Identifiable Intangible Assets

Goodwill and identifiable intangible assets are attributable to our insurance operations and were initially recorded at their estimated fair values at their dates of acquisition. Some have an indefinite useful life and are not amortized for financial statement purposes while those with a definite life are amortized. Effective October 1, 2015, we made a voluntary accounting change and now perform our required annual impairment test as of each October 1st instead of the previous date of June 30th.

We follow the accounting guidelines, which allows companies to waive comparing the fair value of goodwill and identifiable intangible assets to their carrying amounts in assessing their recoverability if, based on qualitative factors, it is more likely than not that the fair value of goodwill and identifiable intangible assets is greater than their carrying amounts. The qualitative factors include such things as our financial performance, legal and regulatory factors, industry and market considerations, and entity-specific events, all of which are subjective. Our most recent review resulted in the determination that these qualitative factors did not indicate any impairment.

In the event that facts and circumstances indicate that the goodwill or identifiable intangible assets may be impaired, quantitative impairment tests would be required. The valuation techniques utilized would include a discounted cash flow model using revenue and profit forecasts and an analysis of quoted market prices of our common stock for our goodwill. Other quantitative methods would be used for evaluating our acquired identifiable intangible assets: policy renewal rights and customer relationships, trademarks and trade names, and insurance licenses.

These quantitative impairment tests all require us to make significant estimates and judgements in determining what assumptions to use in the calculating the estimated fair value of the goodwill and identifiable intangible assets. These evaluations include multiple assumptions that may change over time. If unfavorable events or trends occur, goodwill and identifiable intangible assets impairment charges may become necessary that could have a materially adverse impact on our results of operations in the period in which the write-off occurs.

FIRST ACCEPTANCE CORPORATION 10-K

Losses and Loss Adjustment Expense Reserves

Losses and loss adjustment expense reserves represent our best estimate of our ultimate liability for losses and loss adjustment expenses relating to events that occurred prior to the end of any given accounting period but have not been paid. Months and potentially years may elapse between the occurrence of an automobile accident covered by one of our insurance policies, the reporting of the accident and the payment of the claim. We record a liability for estimates of losses that will be paid for accidents that have been reported, which is referred to as case reserves. As accidents are not always reported when they occur, we estimate liabilities for accidents that have occurred but have not been reported (“IBNR”).

We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies underwritten by our insurance company subsidiaries. Each of our insurance company subsidiaries establishes a reserve for all of its unpaid losses, including case reserves and IBNR reserves, and estimates for the cost to settle the claims. We estimate our IBNR reserves by estimating our ultimate liability for loss and loss adjustment expense reserves first, and then reducing that amount by the amount of cumulative paid claims and by the amount of our case reserves. We rely primarily on historical loss experience in determining reserve levels, on the assumption that historical loss experience provides a good indication of future loss experience. We also consider various other factors, such as inflation, claims settlement patterns, legislative activity and litigation trends. Our actuarial staff continually monitors these estimates on a state and coverage level. We utilize our actuarial staff to determine appropriate reserve levels. As experience develops or new information becomes known, we increase or decrease the level of our reserves in the period in which changes to the estimates are determined. Accordingly, the actual losses and loss adjustment expenses may differ materially from the estimates we have recorded. See “Business – Losses and Loss Adjustment Expense Reserves” in Item 1 of this report and Note 9 to our consolidated financial statements for additional information.

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

The determination of whether unrealized losses are “other-than-temporary” requires judgment based on the length of time the security’s market value has been below its cost, as well as other subjective and objective factors. We routinely monitor our investment portfolio for changes in fair value that might indicate potential impairments and perform detailed reviews on such securities. Changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer or (ii) market-related factors such as interest rates or sector declines.

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

In reviewing our investment portfolio for impairment at December 31, 2015, we were able to rely upon the objective factor that the unrealized losses as of this date were related to the increase in market interest rates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Our exposures to market risk relate primarily to our investment portfolio, which is exposed primarily to interest rate risk and credit risk. The fair value of our investment portfolio is directly impacted by changes in market interest rates. Generally, the fair value of fixed-income investments moves inversely with movements in market interest rates. Our fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities. Likewise, the underlying investments of our mutual fund investments are also fixed-income investments. This portfolio composition allows flexibility in reacting to fluctuations of interest rates. Other investments offer additional risk through the diversity of their underlying investments and their lack of marketability. The portfolios of our insurance company subsidiaries are managed to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations.

FIRST ACCEPTANCE CORPORATION 10-K

Interest Rate Risk

The fair values of our fixed maturity investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument, and other general market conditions.

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturities portfolio	$ 124,597	$ 121,520	$ 118,442	$ 115,363	$ 112,287	$ 106,139

The following table provides information about our fixed maturity investments at December 31, 2015 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and expected impairment) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2016	$ 7,367	$ 1,214	$ 1,550	$ 10,131
2017	5,469	6,575	—	12,044
2018	6,655	2,000	—	8,655
2019	7,409	2,000	—	9,409
2020	1,836	5,000	—	6,836
Thereafter	36,328	32,261	—	68,589
Total	$ 65,064	$ 49,050	$ 1,550	$ 115,664
Fair value	$ 68,158	$ 48,734	$ 1,550	$ 118,442

On June 15, 2007, our wholly-owned unconsolidated trust entity, FAST I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points, resetting quarterly). The interest rate related to the debentures ranged from 3.983% to 4.072% during 2015. Interest rates on these debentures therefore will reset quarterly based on changes in the Three-Month LIBOR rate.

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest single investment, excluding U.S. government and agency securities, is our investment in a single mutual fund with a fair value of $7.0 million, or 5% of our investments, available-for-sale, portfolio. Our five largest investments make up 18% of our investments, available-for-sale, portfolio.

FIRST ACCEPTANCE CORPORATION 10-K

The following table presents the underlying ratings of our fixed maturities portfolio by nationally recognized statistical rating organizations at December 31, 2015 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$ 4,440	4%	$ 4,534	4%
AA+, AA, AA-	39,925	35%	40,521	34%
A+, A, A-	47,793	42%	49,063	41%
BBB+, BBB, BBB-	16,748	15%	17,160	14%
Total investment grade	108,906	95%	111,278	94%

Not rated	2,298	2%	2,394	2%

BB+, BB, BB-	500	0%	522	0%
B+, B, B-	433	0%	462	0%
CCC+, CCC, CCC-	1,050	1%	1,391	1%
CC+, CC, CC-	54	0%	288	0%
C+, C, C-	651	1%	939	1%
D	953	1%	1,168	1%
Total non-investment grade	3,641	3%	4,770	4%
Total	$ 114,845	100%	$ 118,442	100%

FIRST ACCEPTANCE CORPORATION 10-K

Item 8.	Financial Statements and Supplementary Data

FIRST ACCEPTANCE CORPORATION 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Acceptance Corporation

We have audited the accompanying consolidated balance sheets of First Acceptance Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Acceptance Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Acceptance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 15, 2016

FIRST ACCEPTANCE CORPORATION 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Acceptance Corporation

We have audited First Acceptance Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting listed as item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First Acceptance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Acceptance Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 15, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 15, 2016

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Investments, available-for-sale at fair value (amortized cost of $128,304 and $119,119, respectively)	$131,582	$125,085
Cash and cash equivalents	115,587	102,429
Premiums, fees, and commissions receivable, net of allowance of $454 and $392	69,881	56,486
Deferred tax assets, net	18,301	16,521
Other investments	11,256	10,530
Other assets	6,950	5,962
Property and equipment, net	5,141	3,173
Deferred acquisition costs	5,509	3,459
Goodwill	29,429	—
Identifiable intangible assets, net	8,491	4,800
TOTAL ASSETS	$402,127	$328,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$122,071	$96,613
Unearned premiums and fees	83,426	67,942
Debentures payable	40,256	40,211
Term loan from principal stockholder	29,753	—
Accrued expenses	7,345	3,262
Other liabilities	15,606	13,453
Total liabilities	298,457	221,481
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 41,060 and 41,016 issued and outstanding, respectively	411	410
Additional paid-in capital	457,476	457,242
Accumulated other comprehensive income, net of tax of $62 and $923, respectively	3,491	5,090
Accumulated deficit	(357,708)	(355,778)
Total stockholders’ equity	103,670	106,964
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$402,127	$328,445

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Premiums earned	$266,987	$218,315	$199,700
Commission and fee income	59,892	39,733	35,125
Investment income	5,024	5,123	5,716
Net realized gains (losses) on investments, available-for-sale	(11)	23	(29)
	331,892	263,194	240,512
Costs and expenses:
Losses and loss adjustment expenses	219,031	161,302	142,839
Insurance operating expenses	105,254	87,328	82,822
Other operating expenses	1,126	996	987
Litigation settlement	3,677	187	—
Stock-based compensation	144	185	243
Depreciation	1,751	1,767	2,053
Amortization of identifiable intangible assets	514	—	—
Interest expense	2,967	1,706	1,738
	334,464	253,471	230,682
Income (loss) before income taxes	(2,572)	9,723	9,830
Provision (benefit) for income taxes	(642)	(18,345)	650
Net income (loss)	$(1,930)	$28,068	$9,180
Net income (loss) per share:
Basic	$(0.05)	$0.68	$0.22
Diluted	$(0.05)	$0.68	$0.22
Number of shares used to calculate net income (loss) per share:
Basic	41,030	40,985	40,930
Diluted	41,030	41,283	41,092
Reconciliation of net income (loss) to other comprehensive income (loss):
Net income (loss)	$(1,930)	$28,068	$9,180
Net unrealized change in investments, net of tax of $(861), $923, and $0, respectively	(1,599)	1,715	(5,329)
Comprehensive income (loss)	$(3,529)	$29,783	$3,851
See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income (loss)	deficit	equity
Balances at December 31, 2012	40,962	$410	$456,705	$8,704	$(393,026)	$72,793
Net income	—	—	—	—	9,180	9,180
Net unrealized change on investments (net of tax of $0)	—	—	—	(5,329)	—	(5,329)
Forfeitures and repurchases of restricted common stock	(19)	(1)	(6)	—	—	(7)
Stock-based compensation	5	—	243	—	—	243
Issuance of shares under Employee Stock Purchase Plan	35	1	51	—	—	52
Balances at December 31, 2013	40,983	410	456,993	3,375	(383,846)	76,932
Net income	—	—	—	—	28,068	28,068
Net unrealized change on investments (net of tax of $923)	—	—	—	1,715	—	1,715
Forfeitures and repurchases of restricted common stock	(4)	—	(10)	—	—	(10)
Stock-based compensation	6	—	185	—	—	185
Issuance of shares under Employee Stock Purchase Plan	31	—	74	—	—	74
Balances at December 31, 2014	41,016	410	457,242	5,090	(355,778)	106,964
Net loss	—	—	—	—	(1,930)	(1,930)
Net unrealized change on investments (net of tax benefit of $861)	—	—	—	(1,599)	—	(1,599)
Stock-based compensation	7	—	144	—	—	144
Issuance of shares under Employee Stock Purchase Plan	37	1	90	—	—	91
Balances at December 31, 2015	41,060	$411	$457,476	$3,491	$(357,708)	$103,670

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,930)	$28,068	$9,180
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	1,751	1,767	2,053
Amortization of identifiable intangible assets	514	—	—
Stock-based compensation	144	185	243
Deferred income taxes	(917)	(19,223)	(1)
Net realized losses (gains) on sales and redemptions of investments	11	(23)	29
Investment income from other investments	(396)	(85)	(399)
Other	261	224	279
Change in:
Premiums, fees, and commission receivable	(13,457)	(10,197)	(937)
Loss and loss adjustment expense reserves	25,458	12,327	5,026
Unearned premiums and fees	15,484	11,959	891
Accrued expenses	2,577	232	236
Other	(193)	1,775	1,155
Net cash provided by operating activities	29,307	27,009	17,755
Cash flows from investing activities:
Purchases of investments, available-for-sale	(25,383)	(12,314)	(18,616)
Maturities and redemptions of investments, available-for-sale	15,988	19,941	21,769
Purchases of other investments	(2,190)	(3,080)	(7,139)
Distributions from other investments	2,088	195	25
Capital expenditures	(2,768)	(1,427)	(914)
Business acquired through asset purchase	(33,770)	—	—
Other	(205)	(2)	(2)
Net cash (used in) provided by investing activities	(46,240)	3,313	(4,877)
Cash flows from financing activities:
Proceeds from term loan from principal stockholder	30,000	—	—
Net proceeds from issuance of common stock	91	74	51
Net cash provided by financing activities	30,091	74	51
Net change in cash and cash equivalents	13,158	30,396	12,929
Cash and cash equivalents, beginning of period	102,429	72,033	59,104
Cash and cash equivalents, end of period	$115,587	$102,429	$72,033

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

General

First Acceptance Corporation (the “Company”) is a holding company based in Nashville, Tennessee with operating subsidiaries whose primary operations include the selling, servicing, and underwriting of non-standard personal automobile insurance and related products. Our insurance operations generate revenue from selling non-standard personal automobile insurance products and related products in 17 states. We conduct our servicing and underwriting operations in 13 states and are licensed as an insurer in 12 additional states. The Company issues policies of insurance through three wholly-owned subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. (collectively, the “Insurance Companies”).

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

Accounting Change

During the quarter ended December 31, 2015, the Company voluntarily changed the timing of its annual goodwill and identifiable intangible assets impairment testing from June 30th to October 1st of each year. The change in the goodwill and identifiable intangible assets impairment testing date is preferable under the circumstances in order to combine evaluation efforts to provide for a more consistent, efficient, and effective entity-wide impairment testing process as it better aligns the impairment testing procedures with the timing of the Company’s annual budgetary process, which is a significant input to the testing, and it allows the Company more time to accurately complete its impairment testing process in order to incorporate the results in the annual consolidated financial statements.

The Company has determined that it is unable to objectively determine, without the use of hindsight, the projected cash flows and related valuation estimates for earlier periods.  Therefore, the Company has prospectively applied the change in the annual goodwill and identifiable intangible assets impairment testing date beginning October 1, 2015 as retrospective application to prior periods is deemed impracticable. This change in testing date did not delay, accelerate, or avoid a goodwill or identifiable intangible assets impairment charge. No impairment was recorded in 2015.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Premiums and discounts on collateralized mortgage obligations (“CMOs”) are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the difference between interest rates on the underlying mortgages and the current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type, and age of underlying mortgages, the geographic location of the mortgaged properties, and the credit worthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

Investment securities are exposed to various risks such as interest rate, market, and credit risk. Fair values of securities fluctuate based on changing market conditions. Significant changes in market conditions could materially affect portfolio value in the near term. Management reviews investments for impairment on a quarterly basis. Fair values of investments are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on the fair value of comparable securities, discounted cash flow models or similar methods. Any decline in the fair value of any available-for-sale security below cost that is deemed to be other-than-temporary would result in a reduction in the amortized cost of the security.

If management can assert that it does not intend to sell an impaired fixed maturity security and it is more likely than not that it will not have to sell the security before recovery of its amortized cost basis, then an entity must separate other-than-temporary impairments (“OTTI”) into the following two components: (i) the amount related to credit losses, which are charged against income, and (ii) the amount related to all other factors, which are recorded in other comprehensive income (loss). The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value.

Realized gains and losses on sales and redemptions of securities are computed based on specific identification.

Cash and Cash Equivalents

Cash and cash equivalents consist of bank demand deposits and highly-liquid investments, including overnight collateralized repurchase agreements. All investments with maturities of three months or less at the date of purchase are considered cash equivalents.

Other Investments

Other investments consist of limited partnership interests and an investment in the common stock of a real estate investment trust (“REIT”).  Limited partnership interests are recorded at net asset value which approximates fair value. Valuations are based upon the GAAP financial statements of the partnerships which are required to be audited annually. The common stock of the REIT is recorded at a fair value with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported in other comprehensive income (loss).

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

Commission and fee income includes installment fees recognized when billed, commissions and fees from ancillary products recognized on a pro-rata basis over the respective terms of the contracts, and commissions and related policy fees, written for third-party insurance companies, recognized, at the date the customer is initially billed or as of the effective date of the insurance policy, whichever is later. A liability for returned commissions is established for the amount of commission income received that the Company estimates (based on historical experience) will be returned to third-party insurance companies as a result of policy cancellations.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company accounts for income tax uncertainties under the provisions of FASB ASC 740, Income Taxes. The Company has recognized no additional liability or reduction in deferred tax assets for unrecognized tax benefits at December 31, 2015 and 2014. Any interest and penalties incurred in connection with income taxes are recorded as a component of the provision for income taxes. The Company is generally not subject to U.S. federal, state or local income tax examinations by tax authorities for taxable years prior to 2011.

Property and Equipment

Property and equipment are initially recorded at cost. Depreciation is provided over the estimated useful lives of the assets (generally ranging from three to five years) using the straight-line method. Leasehold improvements are amortized over the shorter of the lives of the respective leases or the service lives of the improvements. Repairs and maintenance are charged to expense as incurred. Equipment under capitalized lease obligations is stated at the present value of the minimum lease payments at the beginning of the lease term.

Foreclosed Real Estate Held for Sale

Foreclosed real estate held for sale is recorded at the lower of cost or fair value less estimated costs to sell. The Company periodically reviews its portfolio of foreclosed real estate held for sale using current information including (i) independent appraisals, (ii) general economic factors affecting the area where the property is located, (iii) recent sales activity and asking prices for comparable properties and (iv) costs to sell and/or develop that would serve to lower the expected proceeds from the disposal of the real estate. Gains (losses) realized on liquidation are recorded directly to operations and included in revenues. Foreclosed real estate held for sale assets of $0.8 million at December 31, 2015 and 2014 are included within other assets in the accompanying consolidated balance sheets.

As of December 31, 2015, the Company was under contract to sell a portion of the portfolio. The sale is currently scheduled to close in May 2016 subject to due diligence by the buyer.

Deferred Acquisition Costs

Deferred acquisition costs include premium taxes and other variable underwriting and direct sales costs incurred in connection with writing successful new and renewal business. These costs are deferred and amortized over the policy period in which the related premiums are earned, to the extent that such costs are deemed recoverable from future unearned premiums and anticipated investment income. Advertising costs are expensed when incurred and are not a part of deferred acquisition costs. Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $16.3 million, $11.4 million and $11.1 million, respectively, and is included within insurance operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill and Other Identifiable Intangible Assets

Goodwill and identifiable intangible assets are attributable to the Company’s insurance operations and were initially recorded at their estimated fair values at their dates of acquisition. Identifiable intangible assets with an indefinite life, (trade name and state insurance licenses) are not amortized for financial statement purposes while those with a definite life (policy renewal rights and customer relationships) are amortized in proportion to projected policy expirations. At December 31, 2015 and 2014, identifiable intangible assets were $9.0 million and $4.8 million, respectively, net of accumulated amortization expense of $0.5 million and $0.0 million, respectively. The estimated amortization expense for the five succeeding fiscal years is $1.0 million, $0.7 million, $0.5 million, $0.5 million, and $0.4 million.

The Company performs required annual impairment tests of its goodwill and identifiable intangible assets as of October 1st of each year. In the event that facts and circumstances indicate that goodwill or identifiable intangible assets may be impaired, an interim impairment test would be required.

The Company follows the accounting guidelines, which allows companies to waive comparing the fair value of goodwill and intangible assets to their carrying amounts in assessing the recoverability of these assets if, based on qualitative factors, it is more likely than not that the fair value of the goodwill and intangible assets is greater than their carrying amounts.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Presentation of Comprehensive Income, which requires a company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. There are no changes to the components that are recognized in net income (loss) or other comprehensive income (loss) under current US GAAP. The company adopted the provisions of this guidance in the quarter ended March 31, 2013. The adoption of this guidance did not have an impact to the Company’s financial position or results of operations, other than the presentation thereof.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest” as final guidance to simplify the presentation of debt issuance costs by requiring such costs to be presented as a deduction from the corresponding liability, consistent with the presentation of debt discounts or premiums. Although this guidance has an effective date for public companies for annual and interim periods beginning after December 15, 2015, the Company elected early adoption as permitted at March 31, 2015 and has retrospectively restated all prior periods presented in the consolidated financial statements. As a result, $124 thousand and $130 thousand, respectively, were reclassified and deducted from debentures payable at December 31, 2015 and 2014, respectively.

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

In September 2015, the FASB issued ASU No. 2015-16, “Business Combination (Topic 805): Simplifying the Accounting for Measurement-period Adjustments” to eliminate the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under this new guidance, measurement-period adjustments will be recognized during the period in which the amount of the adjustment is determined. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. The Company has elected early adoption as permitted and has made measurement-period adjustments as a result of its recent business combination described in Note 17.

Supplemental Cash Flow Information

During the years ended December 31, 2015, 2014 and 2013, the Company paid $0.7 million, $0.7 million and $0.5 million, respectively, in income taxes and $1.7 million, $1.7 million and $1.7 million, respectively, in interest.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares, while diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of such common shares and dilutive share equivalents. Dilutive share equivalents result from the assumed exercise of employee stock options restricted stock units and are calculated using the treasury stock method.

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

The Company categorizes valuation methods used in both its identifiable intangible assets initial measurement and impairment tests as Level 3. To determine the fair value of acquired trademarks and trade names, the Company uses the relief-from-royalty method, which requires the Company to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. To determine the fair value of the acquired policy renewal rights and customer relationships, the Company uses an “excess earnings” method that relied on projected future net cash flows and included key assumptions for the customer retention and renewal rates. The data used in these methods is not observable in the market.

The Company also categorizes the valuation method used to fair value an investment in the common stock of a privately-held real estate investment trust included in other investments as Level 3, since this investment is not readily marketable.

Fair Value of Financial Instruments

The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Investments, available-for-sale	$131,582	$131,582	$125,085	$125,085
Other investments	11,256	11,256	10,530	10,530
Liabilities:
Debentures payable	40,256	20,275	40,211	19,606
Term loan from principal stockholder	29,753	28,504	—	—

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

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant	Proportionate
		Markets for	Observable	Unobservable	Share of
		Identical Assets	Inputs	Inputs	Net Assets
December 31, 2015	Total	(Level 1)	(Level 2)	(Level 3)	(NAV)
Fixed maturities, available-for-sale:
U.S. government and agencies	$13,113	$13,113	$—	$—	$—
State	702	—	702	—	—
Political subdivisions	4,363	—	4,363	—	—
Revenue and assessment	12,644	—	12,644	—	—
Corporate bonds	80,785	—	80,785	—	—
Collateralized mortgage obligations:
Agency backed	873	—	873	—	—
Non-agency backed – residential	3,455	—	3,455	—	—
Non-agency backed – commercial	2,507	—	2,507	—	—
Total fixed maturities, available-for-sale	118,442	13,113	105,329	—	—
Preferred stock, available-for-sale	1,723	1,723	—	—	—
Mutual funds, available-for-sale	11,417	11,417	—	—	—
Total investments, available-for-sale	131,582	26,253	105,329	—	—
Other investments	11,256	—	—	3,276	7,980
Cash and cash equivalents	115,587	115,587	—	—	—
Total	$258,425	$141,840	$105,329	$3,276	$7,980

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant	Proportionate
		Markets for	Observable	Unobservable	Share of
		Identical Assets	Inputs	Inputs	Net Assets
December 31, 2014	Total	(Level 1)	(Level 2)	(Level 3)	(NAV)
Fixed maturities, available-for-sale:
U.S. government and agencies	$8,290	$8,290	$—	$—	$—
State	725	—	725	—	—
Political subdivisions	506	—	506	—	—
Revenue and assessment	16,360	—	16,360	—	—
Corporate bonds	75,119	—	75,119	—	—
Collateralized mortgage obligations:
Agency backed	4,807	—	4,807	—	—
Non-agency backed – residential	4,137	—	4,137	—	—
Non-agency backed – commercial	3,078	—	3,078	—	—
Total fixed maturities, available-for-sale	113,022	8,290	104,732	—	—
Preferred stock, available-for-sale	1,767	1,767	—	—	—
Mutual funds, available-for-sale	10,296	10,296	—	—	—
Total investments, available-for-sale	125,085	20,353	104,732	—	—
Other investment	10,530	—	—	947	9,583
Cash and cash equivalents	102,429	102,429	—	—	—
Total	$238,044	$122,782	$104,732	$947	$9,583

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified security in the table above consists of an investment in the common stock of a real estate investment trust for which fair value has been determined using a model driven valuation that does not have observable market data. There were no transfers between Level 1 and Level 2 for years ended December 31, 2015 and 2014. The Company’s policy is to recognize transfers between levels at the end of the reporting period based on specific identification. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

The following table represents the quantitative disclosure for those assets classified as Level 3 during the year ended December 31, 2015 (in thousands).

Fair Value
Measurements Using
Significant Unobservable
Inputs (Level 3)

Common Stock
at Fair Value
Balance at December 31, 2014	$947
Gains included in net income (loss)	—
Gains included in comprehensive income (loss)	229
Investments and capital calls	2,100
Distributions received	—
Transfers into and out of Level 3	—
Balance at December 31, 2015	$3,276

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
U.S. government and agencies	$13,036	$162	$(85)	$13,113
State	698	4	—	702
Political subdivisions	4,354	9	—	4,363
Revenue and assessment	11,770	895	(21)	12,644
Corporate bonds	79,426	2,022	(663)	80,785
Collateralized mortgage obligations:
Agency backed	793	80	—	873
Non-agency backed – residential	2,877	579	(1)	3,455
Non-agency backed – commercial	1,891	616	—	2,507
Total fixed maturities, available-for-sale	114,845	4,367	(770)	118,442
Preferred stock, available-for-sale	1,500	223	—	1,723
Mutual funds, available-for-sale	11,959	120	(662)	11,417
	$128,304	$4,710	$(1,432)	$131,582

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
U.S. government and agencies	$8,039	$277	$(26)	$8,290
State	698	27	—	725
Political subdivisions	500	6	—	506
Revenue and assessment	14,856	1,522	(18)	16,360
Corporate bonds	73,051	2,698	(630)	75,119
Collateralized mortgage obligations:
Agency backed	4,647	160	—	4,807
Non-agency backed – residential	3,513	624	—	4,137
Non-agency backed – commercial	2,414	664	—	3,078
Total fixed maturities, available-for-sale	107,718	5,978	(674)	113,022
Preferred stock, available-for-sale	1,500	267	—	1,767
Mutual funds, available-for-sale	9,901	403	(8)	10,296
	$119,119	$6,648	$(682)	$125,085

The following table sets forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
December 31, 2015	Gains	Losses	Losses	Securities
One year or less	$3,715	$1,036	$1,550	$6,301
After one through five years	17,383	15,650	—	33,033
After five through ten years	31,952	31,854	—	63,806
After ten years	8,467	—	—	8,467
No single maturity date	6,641	194	—	6,835
	$68,158	$48,734	$1,550	$118,442

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value and gross unrealized losses of investments, available-for-sale, by the length of time that individual securities have been in a continuous unrealized loss position follows (in thousands).

	Less than 12 months		12 months or longer
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Gross Losses
U.S. government and agencies	$8,946	$(85)	$—	$—	$(85)
State	—	—	—	—	—
Political subdivisions	—	—	—	—	—
Revenue and assessment	1,733	(21)	—	—	(21)
Corporate bonds	30,172	(422)	7,689	(241)	(663)
Collateralized mortgage obligations:
Agency backed	—	—	—	—	—
Non-agency backed – residential	5	(1)	—	—	(1)
Non-agency backed – commercial	189	—	—	—	—
Total fixed maturities, available-for-sale	41,045	(529)	7,689	(241)	(770)
Preferred stock, available-for-sale	—	—	—	—	—
Mutual funds, available-for-sale	8,839	(662)	—	—	(662)
	$49,884	$(1,191)	$7,689	$(241)	$(1,432)

	Less than 12 months		12 months or longer
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Gross Losses
U.S. government and agencies	$5,012	$(26)	$—	$—	$(26)
State	—	—	—	—	—
Political subdivisions	—	—	—	—	—
Revenue and assessment	2,820	(18)	—	—	(18)
Corporate bonds	7,681	(38)	20,567	(592)	(630)
Collateralized mortgage obligations:
Agency backed	—	—	—	—	—
Non-agency backed – residential	—	—	—	—	—
Non-agency backed – commercial	—	—	—	—	—
Total fixed maturities, available-for-sale	15,513	(82)	20,567	(592)	(674)
Preferred stock, available-for-sale	—	—	—	—	—
Mutual funds, available-for-sale	1,992	(8)	—	—	(8)
	$17,505	$(90)	$20,567	$(592)	$(682)

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than	Greater	Gross
	or equal to	than 12	Unrealized
At:	12 months	months	Gains
December 31, 2015	21	4	70
December 31, 2014	9	9	80

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

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at December 31, 2015:	Securities	Value	Losses
Less than or equal to 10%	4	$7,689	(241)
Greater than 10%	—	—	—
	4	$7,689	$(241)

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at December 31, 2014:	Securities	Value	Losses
Less than or equal to 10%	9	$20,567	$(592)
Greater than 10%	—	—	—
	9	$20,567	$(592)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at December 31, 2015:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$20,899	$(130)	$(130)	$—	$—
Six months	7,036	(465)	—	(465)	—
Nine months	14,057	(395)	(197)	(197)	(1)
Twelve months	7,892	(201)	(201)	—	—
Greater than twelve months	7,689	(241)	(241)	—	—
Total	$57,573	$(1,432)	$(769)	$(662)	$(1)

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at December 31, 2014:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$17,505	$(90)	$(90)	$—	$—
Six months	—	—	—	—	—
Nine months	—	—	—	—	—
Twelve months	—	—	—	—	—
Greater than twelve months	20,567	(592)	(592)	—	—
Total	$38,072	$(682)	$(682)	$—	$—

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Investments

Other investments consist of the common stock of a real estate investment trust and limited partnership interests in three funds that invest in (i) commercial real estate and secured commercial real estate loans acquired from financial intuitions, (ii) small balance distressed secured loans and debt securities and (iii) undervalued international publicly-traded equities. These investments have redemption and transfer restrictions. In 2015, the Company started the withdrawal process for one of the limited partnership investments which is taking place over a twelve-month period in 25% increments, one of which was received prior to December 31, 2015. The Company does not intend to sell the remaining investments, and it is more likely than not that the Company will not be required to sell them before the expiration of such restrictions. At December 31, 2015, the Company had unfunded commitments of $1.1 million with two of these investments.

Restrictions

At December 31, 2015, fixed maturities and cash equivalents with a fair value and amortized cost of $6.5 million were on deposit with various insurance departments as a requirement of doing business in those states. Cash equivalents with a fair value and amortized cost of $9.4 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Year Ended December 31,
	2015	2014	2013
Fixed maturities, available-for-sale	$4,220	$4,481	$4,914
Mutual funds, available-for-sale	666	832	766
Other investments	396	85	399
Other	236	214	213
Investment expenses	(494)	(489)	(576)
	$5,024	$5,123	$5,716

The components of net realized gains (losses) on investments, available-for-sale follow (in thousands).

	Year Ended December 31,
	2015	2014	2013
Gains	$15	$85	$100
Losses	(26)	(62)	(68)
Other than temporary impairment	—	—	(61)
	$(11)	$23	$(29)

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of OTTI is included in other comprehensive income (loss). The amounts of non-credit OTTI for securities still owned was $0.9 million for non-agency backed residential CMOs and $0.2 million for non-agency backed commercial at December 31, 2015 and 2014.

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

The Company had recognized OTTI charges in net income for one collateralized mortgage obligation security totaling a loss of $61 thousand for the year ended December 31, 2013. The Company has not recognized OTTI charges in net income (loss) for the years ending December 31, 2015 and 2014.

The following is a progression of the credit-related portion of OTTI on investments owned at December 31, 2015, 2014, and 2013 (in thousands).

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$(2,632)	$(2,632)	$(2,666)
Additional credit impairments on:
Previously impaired securities	—	—	(61)
Securities without previous impairments	—	—	—
	—	—	(61)
Reductions for securities deemed worthless (realized)	—	—	95
	$(2,632)	$(2,632)	$(2,632)

 The Company believes that the remaining securities having unrealized losses at December 31, 2015 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

4.	Reinsurance

Total premiums written and earned are summarized as follows (in thousands).

	Year Ended December 31,
	2015		2014		2013
	Written	Earned	Written	Earned	Written	Earned
Direct	$247,498	$233,652	$200,983	$191,093	$177,376	$176,588
Assumed	35,500	33,707	29,311	27,487	23,768	23,313
Ceded	(372)	(372)	(265)	(265)	(201)	(201)
Total	$282,626	$266,987	$230,029	$218,315	$200,943	$199,700

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assumed business represents private-passenger non-standard automobile insurance premiums in Texas written through a program with a county mutual insurance company and assumed by the Company through 100% quota-share reinsurance. The percentages of premiums assumed to net premiums written for the years ended December 31, 2015, 2014 and 2013 were 13%, 13% and 12%, respectively.

The Insurance Companies utilize excess-of-loss reinsurance with an unaffiliated reinsurer to limit their exposure to losses under liability coverages for policies issued with limits greater than the minimum statutory requirements. In November 2013, this excess-of-loss reinsurance was expanded to include higher liability limits on tenant homeowner policies. Although the reinsurance agreements contractually obligate the reinsurer to reimburse the Company for their share of losses, they do not discharge the primary liability of the Company, which remains contingently liable in the event the reinsurer is unable to meet their contractual obligations.

At December 31, 2015, the Insurance Companies had unsecured aggregate reinsurance receivables of $0.5 million.

Ceded premiums earned and reinsurance recoveries on losses and loss adjustment expenses were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Ceded premiums earned	$372	$265	$201
Reinsurance recoveries on losses and loss adjustment expenses	$239	$137	$285

5.	Stock-Based Compensation Plans

Employee Stock-Based Incentive Plan

The Company has issued stock options (“Stock Option Awards”) and restricted common stock and restricted stock units (“Restricted Stock Awards”) to employees and directors under its Amended and Restated First Acceptance Corporation 2002 Long Term Incentive Plan (the “Plan”) and accounts for such issuances in accordance with FASB ASC 718, Compensation – Stock Compensation. At December 31, 2015, there were 6,141,970 shares remaining available for issuance under the Plan. Stock Option Awards are generally granted with an exercise price equal to or greater than the market price of the Company’s stock at the date of grant. Stock Option Awards expire over five or ten years from the date of grant and vest in designated installments over four or five years through January 2016, while the outstanding Restricted Stock Awards vest in full in March 2018. Certain awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

On January 31, 2012, the Compensation Committee of the Board of Directors of the Company awarded two executive officers Stock Option Awards to purchase 750,000 and 75,000 shares of the Company’s common stock at an exercise price of $1.45 per share and vest 40% and 20%, respectively, upon grant with the remainder vesting in equal installments over three and four years, respectively. Additionally, these Stock Option Awards expire on January 31, 2017. Compensation expense related to these Stock Option Awards was $522 thousand, of which $521 thousand was amortized through December 2015 and the remaining $1 thousand will be amortized in January 2016. The fair value of these Stock Option Awards was estimated at the grant date using the Black-Scholes option pricing model with an expected volatility of 73%, a risk-free interest rate of 0.71%, a dividend yield rate of zero, and a five-year expected term. Based on the calculation using the Black-Scholes option pricing model, the grant date fair value of options granted was $0.63 per share. Expected volatility is based on the historical volatility in the price of the Company’s common stock since April 2004. The risk-free interest rate is the five-year Treasury rate, based on the term of the options. The dividend yield assumption is based on our history and expectation of dividend payments on common stock. The expected term represents the period of time that these Stock Option Awards are expected to remain outstanding.

Compensation expense related to Stock Option Awards is calculated under the fair value method and is recorded on a straight-line basis over the vesting period. There were no Stock Option Awards granted during the years ended December 31, 2015 and 2014. At December 31, 2015, the weighted average remaining contractual life of options outstanding and exercisable/vested was approximately 1.4 years for both.

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

A summary of the activity for the Company’s Stock Option Awards is presented below (in thousands, except per share data).

	Options	Exercise Price	Weighted Average Exercise Price	Aggregated Intrinsic Value
Options outstanding at December 31, 2012	1,595	$1.45-$8.13	$2.38
Forfeited	(358)	$3.04	$3.04
Options outstanding at December 31, 2013	1,237	$1.45-$8.13	$2.19
Forfeited	(117)	$5.22	$5.22
Options outstanding at December 31, 2014	1,120	$1.45-$3.04	$1.87
Forfeited	(35)	$3.04	$3.04
Options outstanding at December 31, 2015	1,085	$1.45-$3.04	$1.83	$767
Options exercisable/vested at December 31, 2015	1,070		$1.84	$753

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the First Acceptance Corporation Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may purchase shares of the Company’s common stock at a price equal to the lower of the closing market price on the first or last trading day of a six-month period. ESPP participants can authorize payroll deductions, administered through an independent plan custodian, of up to 15% of their salary to purchase semi-annually (June 30 and December 31) up to $25,000 of the Company’s common stock during each calendar year. The Company has reserved 400,000 shares of common stock for issuance under the ESPP. Employees purchased approximately 37,000, 31,000, and 35,000 shares during the years ended December 31, 2015, 2014 and 2013, respectively. Compensation expense attributable to subscriptions to purchase shares under the ESPP was $12 thousand, $11 thousand and $7 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, 50,565 shares remain available for issuance under the ESPP.

6.	Employee Benefit Plan

The Company sponsors a defined contribution retirement plan (“401k Plan”) under Section 401(k) of the Internal Revenue Code. The 401k Plan covers substantially all employees who meet specified service requirements. Under the 401k Plan, the Company may, at its discretion, match 100% of the first 3% of an employee’s salary plus 50% of the next 2% up to the maximum allowed by the Internal Revenue Code. The Company’s contributions to the 401k Plan for the years ended December 31, 2015, 2014 and 2013 were $1.0 million, $0.7 million and $0.6 million, respectively, and are included within insurance operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

7.	Property and Equipment

The components of property and equipment are as follows (in thousands).

	Year Ended December 31,
	2015	2014
Furniture and equipment	$12,878	$10,660
Leasehold improvements	6,451	5,000
Capitalized leases	238	238
Aircraft	190	190
	19,757	16,088
Less: Accumulated depreciation	(14,616)	(12,915)
Property and equipment, net	$5,141	$3,173

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Depreciation expense related to property and equipment was $1.8 million, $1.8 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Included within the furniture and equipment and the leasehold improvements categories at December 31, 2015 above are capitalized assets totaling $0.2 million not yet in service. These assets are related to the Company’s strategic investments in its retail stores and relocation of its Chicago call center.

8.	Lease Commitments

The Company is committed under various operating lease agreements for office space. Certain lease agreements contain renewal options and rent escalation clauses. Rental expense for the years ended December 31, 2015, 2014 and 2013 was $11.2 million, $8.9 million and $9.2 million, respectively, and is included within insurance operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss). Future minimum lease payments under these agreements follow (in thousands).

For the Year Ended December 31,	Amount
2016	$7,079
2017	3,991
2018	2,027
2019	924
2020	631
Thereafter	1,483
Total	$16,135

9.	Losses and Loss Adjustment Expenses Incurred and Paid

Information regarding the reserve for unpaid losses and loss adjustment expenses (“LAE”) is as follows (in thousands).

	Year Ended December 31,
	2015	2014	2013
Liability for unpaid losses and LAE at beginning of year, gross	$96,613	$84,286	$79,260
Reinsurance balances receivable	(362)	(305)	(260)
Liability for unpaid losses and LAE at beginning of year, net	96,251	83,981	79,000
Add: Provision for lossses and LAE:
Current year	218,186	166,185	145,877
Prior year	845	(4,883)	(3,038)
Net losses and LAE incurred	219,031	161,302	142,839
Less: Losses and LAE paid:
Current year	129,216	98,442	88,726
Prior year	64,459	50,590	49,132
Net losses and LAE paid	193,675	149,032	137,858
Liability for unpaid losses and LAE at end of year, net	121,607	96,251	83,981
Reinsurance balances receivable	464	362	305
Liability for unpaid losses and LAE at end of year, gross	$122,071	$96,613	$84,286

The unfavorable change in the estimate of unpaid losses and loss adjustment expenses of $0.8 million for the year ended December 31, 2015 was largely the result of an increase in bodily injury loss adjustment expenses (primarily outside legal costs) driven by the overall increase in claim frequency.

The favorable change in the estimate of unpaid losses and loss adjustment expenses of $4.8 million for the year ended December 31, 2014 was primarily related to bodily injury claims occurring in accident years 2010 through 2013.

The favorable change in the estimate of unpaid losses and loss adjustment expenses of $3.0 million for the year ended December 31, 2013 was primarily related to bodily injury claims occurring in accent years 2010 to 2012, partially offset by unfavorable loss and loss adjustment expense development on Florida personal injury protection claims.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Debentures Payable and Term Loan From Principal Stockholder

In June 2007, First Acceptance Statutory Trust I (“FAST I”), a wholly-owned unconsolidated subsidiary trust of the Company, issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,240 shares of common securities to the Company, also at $1,000 per share. FAST I used the proceeds from the sale of the preferred securities to purchase $41.2 million of junior subordinated debentures from the Company. The sole assets of FAST I are $41.2 million of junior subordinated debentures issued by the Company. The debentures will mature on July 30, 2037 and are currently redeemable by the Company in whole or in part and the preferred securities are callable. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points, resetting quarterly). The interest rate related to the debentures ranged from 3.983% to 4.072% during 2015. In January 2016, the interest rate reset to 4.366% through April 2016.

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

The debentures are classified as debentures payable in the Company’s consolidated balance sheets and the interest paid on these debentures is classified as interest expense in the consolidated statements of operations and comprehensive income (loss). At December 31, 2015, the unamortized debt discount and issuance costs of $1.0 million are being amortized to interest expense over the term of the debentures.

On June 29, 2015, to finance the acquisition of the Titan Agencies, the Company borrowed the full amount under a $30 million Loan Agreement (the “Loan Agreement”) with Diamond Family Investments, LP, an affiliate of Gerald J. Ford, the Company’s controlling stockholder.  The Loan Agreement provided a $30 million interest-only senior term loan facility, maturing in full on June 29, 2025. Commencing June 29, 2016, the Company has the right to prepay the loan in whole or in part, in cash, without premium or penalty, upon written notice to the lender. Amounts prepaid under the Loan Agreement may not be reborrowed. The term loan outstanding under the Loan Agreement bears interest at a rate of 8% per annum. The Loan Agreement contains certain representations, warranties and covenants. The Loan Agreement also contains customary events of default, including but not limited to: nonpayment; material inaccuracy of representations and warranties; violations of covenants; cross-default to material indebtedness; certain material judgments; certain bankruptcies and liquidations; invalidity of the loan documents and related events; and a change of control (as defined in the Loan Agreement). At December 31, 2015 the unamortized loan issuance costs of $0.2 million is being amortized to interest expense over the term of the loan.

11.	Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands).

	Year Ended December 31,
	2015	2014	2013
Federal:
Current	$20	$228	$175
Deferred	(893)	(19,098)	(4)
	(873)	(18,870)	171
State:
Current	255	650	476
Deferred	(24)	(125)	3
	231	525	479
	$(642)	$(18,345)	$650

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands).

	Year Ended December 31,
	2015	2014	2013
Provision (benefit) for income taxes at statutory rate	$(900)	$3,403	$3,440
Tax effect of:
Tax-exempt investment income	(22)	(21)	(27)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to federal income taxes	9	(22,427)	(4,277)
Stock-based compensation	22	137	1,133
State income taxes, net of federal income tax benefit and state valuation allowance	142	525	479
Permanent items	107	38	(98)
	$(642)	$(18,345)	$650

 The tax effects of temporary differences that give rise to the net deferred tax assets and liabilities are presented below (in thousands).

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$6,859	$6,180
Stock-based compensation	421	402
Unearned premiums and loss and loss adjustment expense reserves	6,797	5,614
Goodwill and identifiable intangible assets	4,252	5,404
Alternative minimum tax (“AMT”) credit carryforwards	2,015	2,004
Accrued expenses and other nondeductible items	1,551	1,201
Other	3,528	3,127
	25,423	23,932
Deferred tax liabilities:
Deferred acquisition costs	(1,928)	(1,211)
Identifiable intangible assets	(1,872)	(1,872)
Net unrealized change on investments	(1,244)	(2,105)
Other	(332)	(460)
	(5,376)	(5,648)
Total net deferred tax asset	20,047	18,284
Less: Valuation allowance	(1,746)	(1,763)
Net deferred tax asset	$18,301	$16,521

The Company had a valuation allowance of approximately $1.8 million at both December 31, 2015 and 2014, relating to certain amounts that are more likely than not to be realized. The change in the valuation allowance for the year ended December 31, 2015 was not material.

Prior to December 31, 2014, the Company had a full valuation allowance against its deferred tax asset based upon past negative evidence in the form of historical taxable losses. Based upon positive evidence from recent taxable income and the Company’s outlook for future profitability, the deferred tax valuation allowance for the year ended December 31, 2014 was decreased by $22.4 million to include only the amounts referred to above. For the year ended December 31, 2014, the change in the valuation allowance included a decrease of $1.2 million related to the unrealized change on investments included in other comprehensive income (loss) and was net of the utilization of $9.8 million in NOL carryforwards.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s net deferred tax asset based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its net deferred tax asset, management considers both positive and negative evidence. In establishing a full deferred tax valuation allowance from June 30, 2009 through September 30, 2014, the Company placed greater weight on historical results than on the Company’s outlook for future profitability. Negative evidence, including a twelve quarter cumulative taxable loss, resulted in the establishment of a full valuation allowance. As of December 31, 2014, the Company’s historical results reflected a twelve quarter cumulative taxable income which management considered to be a trend of positive evidence in assessing the realizability of its net deferred tax asset. Based on this fact and the Company’s outlook for future profitability, the deferred tax asset valuation allowance was adjusted as of December 31, 2014 and resulted in the aforementioned change in the valuation allowance.

The change in the total valuation allowance for the year ended December 31, 2013 was a decrease of $4.3 million. For the year ended December 31, 2013, the change in the valuation allowance included decreases of $1.9 million related to the unrealized change on investments included in other comprehensive income (loss) and was net of the utilization of $8.6 million in NOL carryforwards.

At December 31, 2015, the Company had gross federal NOL carryforwards of $19.6 million that begin to expire in 2031. In addition, the Company had AMT credit carryforwards of $2.0 million that have no expiration date. At December 31, 2015, the Company had gross state NOL carryforwards of $8.5 million that begin to expire in 2020.

12.	Net Income (Loss) Per Share

Basic EPS are computed using the weighted average number of shares outstanding. Diluted EPS are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding securities with a right to purchase or convert into common stock.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(1,930)	$28,068	$9,180
Weighted average common basic shares	41,030	40,985	40,930
Effect of dilutive securities	—	298	162
Weighted average common dilutive shares	41,030	41,283	41,092
Basic and diluted net income (loss) per share	$(0.05)	$0.68	$0.22

For the year ended December 31, 2015, the computation of diluted net income per share did not include options to purchase approximately 825 thousand shares, a dilutive effect of 319 thousand shares, and restricted stock units convertible into 141 thousand shares, a dilutive effect of 26 thousand shares, since their inclusion would have been anti-dilutive. Options to purchase 260 thousand shares for the year ended December 31, 2015 were not included in the computation of diluted net income (loss) per share as their exercise prices were in excess of the average stock prices for the year.

For the year ended December 31, 2014 the computation of diluted net income per share included exercisable options to purchase approximately 0.8 million shares that had a dilutive effect of 298 thousand shares. Options to purchase 295 thousand shares for the year ended December 31, 2014 were not included in the computation of diluted net income (loss) per share as their exercise prices were in excess of the average stock prices for the year.

For the year ended December 31, 2013, the computation of diluted net income per share included 17 thousand shares of unvested restricted common stock and exercisable options to purchase approximately 0.9 million shares that had a dilutive effect of 145 thousand shares. Options to purchase 412 thousand shares for the year ended December 31, 2013 were not included in the computation of diluted net income (loss) per share as their exercise prices were in excess of the average stock prices for the year.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Concentrations of Credit Risk

At December 31, 2015, the Company had certain concentrations of credit risk with several financial institutions in the form of cash and cash equivalents, which amounted to $115.6 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company, the amount of collateral posted and the amount of available Federal Deposit Insurance Corporation insurance is periodically reviewed. If the financial institutions failed to completely perform under terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

The Company primarily transacts business either directly with its policyholders or through independently-owned insurance agencies who write non-standard personal automobile insurance policies on behalf of the Company. Direct policyholders make payments directly to the Company. Balances due from policyholders are generally secured by the related unearned premium. The Company requires a down payment at the time the policy is originated and subsequent scheduled payments are monitored in order to prevent the Company from providing coverage beyond the date for which payment has been received. If subsequent payments are not made timely, the policy is generally canceled at no loss to the Company. Policyholders whose premiums are written through the independent agencies make their payments to these agencies that in turn remit these payments to the Company. Balances due to the Company resulting from premium payments made to these agencies are unsecured.

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

Since any such litigation would likely have has a lengthy duration and required the Company to incur significant legal expense, in August 2015, the Company and the plaintiffs entered into a stipulation of settlement providing for the release and dismissal of all asserted claims in exchange for an aggregate payment $3.2 million by the Company that was approved by the court and paid in December 2015.

The total financial impact of this litigation on the Company, including the aggregate settlement payment, related payroll taxes and the Company’s legal costs in connection with the defense of the litigation, has been presented separately in the consolidated statements of operations and comprehensive income (loss) under the litigation settlement expense line item for all periods presented.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Segment Information

The Company operates in two business segments with its primary focus being the selling, servicing and underwriting of non-standard personal automobile insurance. The real estate and corporate segment consists of the activities related to the disposition of foreclosed real estate held for sale, interest expense associated with all debt and other general corporate overhead expenses.

The insurance segment includes the former Titan retail locations since their July 1, 2015 acquisition. See Note 17 for additional information on this business combination.

The following table presents selected financial data by business segment (in thousands).

	Year Ended December 31,
	2015	2014	2013
Revenues:
Insurance	$331,828	$263,133	$240,460
Real estate and corporate	64	61	52
Consolidated total	$331,892	$263,194	$240,512
Income (loss) before income taxes:
Insurance	$338	$12,549	$12,748
Real estate and corporate	(2,910)	(2,826)	(2,918)
Consolidated total	$(2,572)	$9,723	$9,830

	December 31,
	2015	2014
Total assets:
Insurance	$373,475	$302,529
Real estate and corporate	28,652	25,916
Consolidated total	$402,127	$328,445

16.	Statutory Financial Information and Accounting Policies

The statutory-basis financial statements of the Insurance Companies are prepared in accordance with accounting practices prescribed or permitted by the Department of Insurance in each respective state of domicile. Each state of domicile requires that insurance companies domiciled in the state prepare their statutory-basis financial statements in accordance with the National Association of Insurance Commissioners Accounting Practices and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile. The Insurance Companies are required to report their risk-based capital (“RBC”) each December 31. Failure to maintain an adequate RBC could subject the Insurance Companies to regulatory action and could restrict the payment of dividends. At December 31, 2015, the RBC levels of the Insurance Companies did not subject them to any regulatory action.

At December 31, 2015 and 2014, on a consolidated statutory basis, the capital and surplus of the Insurance Companies was $98.8 million and $96.6 million, respectively. For the years ended December 31, 2015, 2014 and 2013, consolidated statutory net income (loss) of the Insurance Companies was ($7.3) million, $1.0 million and $4.2 million, respectively.

The maximum amount of dividends which can be paid by First Acceptance Insurance Company, Inc. (“FAIC”) to the Company, without the prior approval of the Texas insurance commissioner, is limited to the greater of 10% of statutory capital and surplus at December 31st of the next preceding year or net income for the year. In addition, dividends may only be paid from unassigned funds (surplus) and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2015, FAIC could not pay any dividends to the Company due to a negative unassigned surplus position.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Business Combination

Acquisition of the Titan Agencies

On July 1, 2015, in order to expand its geographic presence, the Company completed the acquisition of certain assets of Titan Insurance Services, Inc. and Titan Auto Insurance of New Mexico, Inc. (the “Titan Agencies”). These agencies sell private passenger non-standard automobile insurance and complimentary products, principally in California, but also in Texas, Arizona, Florida, Nevada and New Mexico.  The Titan Agencies were previously owned and operated by Nationwide. Pursuant to the Asset Purchase Agreement (the “APA”), the Company acquired the assets of 83 retail stores for total consideration of $36.0 million, which included liabilities assumed estimated to be $2.3 million. The Company has accounted for the acquisition as a business combination applying the acquisition method.

The acquisition was partially financed with the proceeds from a $30 million term loan from the principal stockholder. See Note 10 for additional information on the term loan.

In connection with this acquisition, the Company also entered into an insurance agency contract with Nationwide under which it anticipates writing some of the business produced through these retail locations.

Purchase Price Allocation

The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

Tangible assets	$1,847
Identifiable intangible asset	4,000
Goodwill	30,200
Total assets acquired	36,047
Less: liabilities assumed	(2,277)
Total cash paid	$33,770

The identifiable intangible asset represents policy renewal rights and customer relationships. The fair value was determined using an “excess earnings” method that relied on projected future net cash flows including key assumptions for the customer retention and renewal rates. Accordingly, amortization will be recorded over 7.5 years on an accelerated basis and will decline in subsequent years in proportion to projected policy expirations. For the year ended December 31, 2015, $0.5 million relating to the identifiable intangible asset was amortized against income. Goodwill and the identifiable intangible asset from this acquisition will be deductible for tax purposes.

Liabilities assumed included a $2.0 million estimate of the expected liability for returned commissions as of the closing date. This liability is subject to change based on the actual amount of returned commissions. This, or any other change in the fair value determinations, would result in an adjustment to goodwill. At December 31, 2015, the Company’s new estimation of this liability resulted in a $0.8 million reduction in goodwill. A final determination will be made as of the June 30, 2016 measurement date.

The results of the acquired retail locations have been included in the Company’s consolidated statement of operations and comprehensive income (loss) from the July 1, 2015 acquisition date. During the year ended December 31, 2015, the Company’s insurance operating expenses included acquisition costs of $0.1 million and integration costs of $1.5 million. Revenues and income before tax benefit of the acquired retail locations included in the Company’s results for the year ended December 31, 2015 were $12.6 million and $0.2 million (excluding acquisition and integration-related costs), respectively.

Pro Forma Information

The following unaudited pro forma combined statement of loss for the year ended December 31, 2015 and statement of income for the year ended December 31, 2014 are based on our historical consolidated financial statements and give effect to the acquisition of the Titan Agencies as if it had occurred on January 1, 2014. The Company’s historical results for the year ended December 31, 2015 includes the results of the former Titan Agencies for the six months since the July 1, 2015 acquisition date.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The pro forma adjustments, including interest expense on the debt incurred to finance the acquisition, reflect the combined results as if the acquisition occurred on January 1, 2014. There are no adjustments for the effect of any synergies achieved as a result of the acquisition.

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

Pro Forma Statement of Loss Year Ended December 31, 2015	Company Historical	Titan Agencies Historical Six Months Ended June 30, 2015	Pro Forma Adjustments		Pro Forma Combined
Revenues:
Premiums earned	$266,987	$—	$—		$266,987
Commission and fee income	59,892	14,547	—		74,439
Investment income	5,024	—	—		5,024
Net realized losses on investments, available-for-sale	(11)	—	—		(11)
	331,892	14,547	—		346,439
Costs and expenses:
Losses and loss adjustment expenses	219,031	—	—		219,031
Insurance operating expenses	105,254	14,555	(81)	(a)	119,728
Other operating expenses	1,126	—	—		1,126
Litigation settlement	3,677	—	—		3,677
Stock-based compensation	144	—	—		144
Depreciation	1,751	—	50	(b)	1,801
Amortization of identifiable intangible assets	514	—	320	(c)	834
Interest expense	2,967	—	1,190	(d)	4,157
	334,464	14,555	1,479		350,498
Loss before income taxes	(2,572)	(8)	(1,479)		(4,059)
Income tax benefit	(642)	(3)	(592)	(e)	(1,237)
Net loss per share:	$(1,930)	$(5)	$(887)		$(2,822)
Net loss per share:
Basic	$(0.05)				$(0.07)
Diluted	$(0.05)				$(0.07)
Number of shares used to calculate net loss per share:
Basic	41,030				41,030
Diluted	41,030				41,030

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro Forma Statement of Income Year Ended December 31, 2014	Company Historical	Titan Agencies Historical	Pro Forma Adjustments		Pro Forma Combined
Revenues:
Premiums earned	$218,315	$—	$—		$218,315
Commission and fee income	39,733	28,222	—		67,955
Investment income	5,123	—	—		5,123
Net realized gains on investments, available-for-sale	23	—	—		23
	263,194	28,222	—		291,416
Costs and expenses:
Losses and loss adjustment expenses	161,302	—	—		161,302
Insurance operating expenses	87,328	27,325	—		114,653
Other operating expenses	996	—	—		996
Litigation settlement	187	—	—		187
Stock-based compensation	185	—	—		185
Depreciation	1,767	—	100	(b)	1,867
Amortization of identifiable intangible assets	—	—	942	(c)	942
Interest expense	1,706	—	2,426	(d)	4,132
	253,471	27,325	3,468		284,264
Income before income taxes	9,723	897	(3,468)		7,152
Provision (benefit) for income taxes	(18,345)	359	(1,387)	(e)	(19,373)
Net income	$28,068	$538	$(2,081)		$26,525
Net income per share:
Basic	$0.68				$0.65
Diluted	$0.68				$0.64
Number of shares used to calculate net income per share:
Basic	40,985				40,985
Diluted	41,283				41,283

Pro forma adjustments

The following adjustments have been reflected in the unaudited pro forma combined financial information.

(a)	Elimination of acquisition costs incurred
(b)	Depreciation expense related to acquired tangible asset
(c)	Amortization expense related to acquired identifiable intangible asset
(d)	Interest expense related to acquisition financing (including amortization of issuance costs)
(e)	Calculated income tax effect of pro forma adjustments at the estimated combined federal and state statutory rate of 40%

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.	Selected Quarterly Financial Data (unaudited)

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data is summarized as follows (in thousands, except per share data).

	Total Revenues	Income (Loss) Before Income Taxes	Net Income (Loss)	Basic and Diluted Net Income (Loss) Per Share
Year Ended December 31, 2015:
December 31, 2015	$88,536	$458	$287	$—
September 30, 2015	87,620	(4,524)	(3,018)	(0.07)
June 30, 2015	80,631	690	315	0.01
March 31, 2015	75,105	804	486	0.01
Year Ended December 31, 2014:
December 31, 2014	$67,928	$3,076	$21,968	$0.54
September 30, 2014	65,604	2,377	2,120	0.05
June 30, 2014	67,120	3,723	3,469	0.08
March 31, 2014	62,542	547	511	0.01

Income before income taxes for the quarter ended September 31, 2015 included a $3.4 million litigation settlement.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) at December 31, 2014. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective at December 31, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective at December 31, 2015.

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

Information with respect to our directors and executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2016, is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2016, is incorporated herein by reference.

Information with respect to our code of business conduct and ethics, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2016, is incorporated herein by reference.

Information with respect to our corporate governance disclosures, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2016, is incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to the compensation of our executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2016, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2016, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions, and director independence, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2016, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to the fees paid to and services provided by our principal accountants, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2016, is incorporated herein by reference.

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

10.1	Amended and Restated First Acceptance Corporation 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated November 23, 2009).†

10.3	Form of Nonqualified Stock Option Agreement under the Company’s 2002 Long Term Incentive Plan.†

10.4	Amended and Restated First Acceptance Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 17, 2010).

10.5	Form of Restricted Stock Award Agreement of Outside Directors under the Company’s 2002 Long Term Incentive Plan.†

10.6	Form of Indemnification Agreement between the Company and each of the Company’s directors and executive officers.†

10.7	Junior Subordinated Indenture, dated June 15, 2007, between First Acceptance Corporation and Wilmington Trust Company.

10.8	Guarantee Agreement, dated June 15, 2007, between First Acceptance Corporation and Wilmington Trust Company.

10.9	Amended and Restated Trust Agreement, dated June 15, 2007, among First Acceptance Corporation, Wilmington Trust Company and the Administrative Trustees Named Therein.

10.10	Loan Agreement, dated June 29, 2015, amount First Acceptance Corporation and the Lenders party thereto.

14	First Acceptance Corporation Code of Business Conduct and Ethics.

21	Subsidiaries of First Acceptance Corporation.*

23.1	Consent of Ernst & Young LLP.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).*

32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

FIRST ACCEPTANCE CORPORATION 10-K

Exhibit Number
101 –	XBRL *

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

FIRST ACCEPTANCE CORPORATION 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION

Date: March 15, 2016	By	/s/ Joseph S. Borbely
Joseph S. Borbely Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph S. Borbely	Chief Executive Officer (Principal Executive Officer)	March 15, 2016
Joseph S. Borbely

/s/ Brent J. Gay	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2016
Brent J. Gay

/s/ Jeremy B. Ford	Chairman of the Board of Directors	March 15, 2016
Jeremy B. Ford

/s/ Rhodes R. Bobbitt	Director	March 15, 2016
Rhodes R. Bobbitt

/s/ Harvey B. Cash	Director	March 15, 2016
Harvey B. Cash

/s/ Donald J. Edwards	Director	March 15, 2016
Donald J. Edwards

/s/ Mark A. Kelly	Director	March 15, 2016
Mark A. Kelly

/s/ Tom C. Nichols	Director	March 15, 2016
Tom C. Nichols

/s/ Lyndon L. Olson	Director	March 15, 2016
Lyndon L. Olson

/s/ Kenneth D. Russell	Director	March 15, 2016
Kenneth D. Russell

/s/ William A. Shipp, Jr.	Director	March 15, 2016
William A. Shipp, Jr.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

SCHEDULE II. FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

(in thousands)

	December 31,
Balance Sheets	2015	2014
Assets:
Investment in subsidiaries, at equity in net assets	$132,430	$126,494
Cash and cash equivalents	8,095	15,836
Loan to wholly-owned subsidiary	30,010	—
Deferred tax asset	8,649	7,965
Other assets	2,142	2,144
	$181,326	$152,439
Liabilities:
Debentures payable	$40,256	$40,211
Term loan from principal stockholder	29,753	—
Other liabilities	7,647	5,264
Stockholders' equity	103,670	106,964
	$181,326	$152,439

	Year Ended December 31,
Statement of Operations	2015	2014	2013
Interest income	$1,328	$61	$52
Equity in income (loss) of subsidiaries, net of tax	(441)	23,804	11,657
Expenses	(4,238)	(2,887)	(2,529)
Income (loss) before income taxes	(3,351)	20,978	9,180
Benefit for income taxes	(1,421)	(7,090)	—
Net income (loss)	$(1,930)	$28,068	$9,180

	Year Ended December 31,
Statement of Cash Flows	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,930)	$28,068	$9,180
Equity in (income) loss of subsidiaries, net of tax	441	(23,804)	(11,657)
Stock-based compensation	144	185	243
Deferred income taxes	(684)	(7,871)	(2)
Other	(203)	28	(6)
Change in assets and liabilities	2,385	3,197	790
Net cash provided by (used in) operating activities	153	(197)	(1,452)
Cash flows from investing activities:
Dividends from subsidiary	2,025	7,425	6,635
Loan to wholly-owned subsidiary	(30,010)	—	—
Investments in subsidiaries	(10,000)	(44)	—
Net cash (used in) provided by investing activities	(37,985)	7,381	6,635
Cash flows from financing activities:
Proceeds from term loan from principal stockholder	30,000	—	—
Net proceeds from issuance of common stock	91	74	51
Net cash provided by financing activities	30,091	74	51
Net change in cash and cash equivalents	(7,741)	7,258	5,234
Cash and cash equivalents, beginning of period	15,836	8,578	3,344
Cash and cash equivalents, end of period	$8,095	$15,836	$8,578