Form 10-Q
period 2016-03-31
FIRST ACCEPTANCE CORP /DE/
filed 2016-05-10
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐    No ☒

At May 9, 2016, there were 41,059,998 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Investments, available-for-sale at fair value (amortized cost of $125,019 and $128,304, respectively)	$130,898	$131,582
Cash and cash equivalents	128,906	115,587
Premiums, fees, and commissions receivable, net of allowance of $409 and $454	93,123	69,881
Deferred tax assets, net	20,358	18,301
Other investments	10,286	11,256
Other assets	6,719	6,950
Property and equipment, net	5,065	5,141
Deferred acquisition costs	6,502	5,509
Goodwill	29,429	29,429
Identifiable intangible assets, net	8,253	8,491
TOTAL ASSETS	$439,539	$402,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$132,650	$122,071
Unearned premiums and fees	109,757	83,426
Debentures payable	40,268	40,256
Term loan from principal stockholder	29,760	29,753
Accrued expenses	7,356	7,345
Other liabilities	19,855	15,606
Total liabilities	339,646	298,457
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 41,060 issued and outstanding	411	411
Additional paid-in capital	457,513	457,476
Accumulated other comprehensive income, net of tax of $973 and $62, respectively	5,182	3,491
Accumulated deficit	(363,213)	(357,708)
Total stockholders’ equity	99,893	103,670
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$439,539	$402,127

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Premiums earned	$76,407	$62,615
Commission and fee income	19,581	11,348
Investment income	962	1,145
Net realized losses on investments, available-for-sale	(2)	(3)
	96,948	75,105
Costs and expenses:
Losses and loss adjustment expenses	73,419	47,934
Insurance operating expenses	29,647	25,084
Other operating expenses	280	323
Litigation settlement	—	110
Stock-based compensation	37	19
Depreciation	651	407
Amortization of identifiable intangibles assets	238	—
Interest expense	1,050	424
	105,322	74,301
(Loss) income before income taxes	(8,374)	804
(Benefit) provision for income taxes	(2,869)	318
Net (loss) income	$(5,505)	$486
Net (loss) income per share:
Basic	$(0.13)	$0.01
Diluted	$(0.13)	$0.01
Number of shares used to calculate net (loss) income per share:
Basic	41,060	41,016
Diluted	41,060	41,304
Reconciliation of net (loss) income to other comprehensive (loss) income:
Net (loss) income	$(5,505)	$486
Net unrealized change in investments, net of tax of $911 and $346, respectively	1,691	642
Comprehensive (loss) income	$(3,814)	$1,128

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$ (5,505)	$ 486
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	651	407
Amortization of identifiable intangibles assets	238	—
Stock-based compensation	37	19
Deferred income taxes	(2,968)	197
Net realized losses on redemptions of investments	2	3
Investment loss (income) from other investments	170	(46)
Other	33	58
Change in:
Premiums, fees, and commission receivable	(23,197)	(18,504)
Deferred acquisition costs	(993)	(1,338)
Loss and loss adjustment expense reserves	10,579	7,748
Unearned premiums and fees	26,331	22,569
Other liabilities	4,249	(930)
Other	892	775
Net cash provided by operating activities	10,519	11,444
Cash flows from investing activities:
Purchases of investments, available-for-sale	—	(5,000)
Maturities and redemptions of investments, available-for-sale	3,206	1,826
Purchases of other investments	(207)	(377)
Distributions from other investments	1,007	221
Capital expenditures	(1,206)	(231)
Net cash provided by (used in) investing activities	2,800	(3,561)
Net change in cash and cash equivalents	13,319	7,883
Cash and cash equivalents, beginning of period	115,587	102,429
Cash and cash equivalents, end of period	$ 128,906	$ 110,312

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company categorizes valuation methods used in both its identifiable intangible assets initial measurement and impairment tests as Level 3. To determine the fair value of acquired trademarks and trade names, the Company uses the relief-from-royalty method, which requires the Company to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. To determine the fair value of the acquired policy renewal rights and customer relationships, the Company uses an “excess earnings” method that relies on projected future net cash flows and includes key assumptions for the customer retention and renewal rates. The data used in these methods is not observable in the market.

Fair Value of Financial Instruments

The carrying values and fair values of certain financial instruments were as follows (in thousands).

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Investments, available-for-sale	$130,898	$130,898	$131,582	$131,582
Other investments	10,286	10,286	11,256	11,256
Liabilities:
Debentures payable	40,268	19,346	40,256	20,275
Term loan from principal stockholder	29,760	28,673	29,753	28,504

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair values as presented represent the Company’s best estimates and may not be substantiated by comparisons to independent markets. The fair value of the debentures payable and the term loan from principal shareholder are categorized as Level 3, since they were based on current market rates offered for debt with similar risks and maturities, an unobservable input categorized as Level 3. Carrying values of certain financial instruments, such as cash and cash equivalents and premiums, fees, and commissions receivable, approximate fair value due to the short-term nature of the instruments and are not required to be disclosed. Therefore, the aggregate of the fair values presented in the preceding table does not purport to represent the Company’s underlying value.

The following tables present the fair-value measurements for each major category of assets that are measured on a recurring basis (in thousands). Other investments are carried at net asset value which approximates fair value.

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant	Proportionate
		Markets for	Observable	Unobservable	Share of
		Identical Assets	Inputs	Inputs	Net Assets
March 31, 2016	Total	(Level 1)	(Level 2)	(Level 3)	(NAV)
Fixed maturities, available-for-sale:
U.S. government and agencies	$13,366	$13,366	$—	$—	$—
State	703	—	703	—	—
Political subdivisions	4,374	—	4,374	—	—
Revenue and assessment	11,278	—	11,278	—	—
Corporate bonds	81,598	—	81,598	—	—
Collateralized mortgage obligations:
Agency backed	867	—	867	—	—
Non-agency backed – residential	3,230	—	3,230	—	—
Non-agency backed – commercial	2,125	—	2,125	—	—
Total fixed maturities, available-for-sale	117,541	13,366	104,175	—	—
Preferred stock, available-for-sale	1,765	1,765	—	—	—
Mutual funds, available-for-sale	11,592	11,592	—	—	—
Total investments, available-for-sale	130,898	26,723	104,175	—	—
Other investments	10,286	—	—	3,483	6,803
Cash and cash equivalents	128,906	128,906	—	—	—
Total	$270,090	$155,629	$104,175	$3,483	$6,803

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant	Proportionate
		Markets for	Observable	Unobservable	Share of
		Identical Assets	Inputs	Inputs	Net Assets
December 31, 2015	Total	(Level 1)	(Level 2)	(Level 3)	(NAV)
Fixed maturities, available-for-sale:
U.S. government and agencies	$13,113	$13,113	$—	$—	$—
State	702	—	702	—	—
Political subdivisions	4,363	—	4,363	—	—
Revenue and assessment	12,644	—	12,644	—	—
Corporate bonds	80,785	—	80,785	—	—
Collateralized mortgage obligations:
Agency backed	873	—	873	—	—
Non-agency backed – residential	3,455	—	3,455	—	—
Non-agency backed – commercial	2,507	—	2,507	—	—
Total fixed maturities, available-for-sale	118,442	13,113	105,329	—	—
Preferred stock, available-for-sale	1,723	1,723	—	—	—
Mutual funds, available-for-sale	11,417	11,417	—	—	—
Total investments, available-for-sale	131,582	26,253	105,329	—	—
Other investment	11,256	—	—	3,276	7,980
Cash and cash equivalents	115,587	115,587	—	—	—
Total	$258,425	$141,840	$105,329	$3,276	$7,980

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified security in the table above consists of an investment in the common stock of a real estate investment trust for which fair value has been determined using a model driven valuation that does not have observable market data. There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2016 and 2015. The Company’s policy is to recognize transfers between levels at the end of the reporting period based on specific identification. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table represents the quantitative disclosure for the asset classified as Level 3 during the three months ended March 31, 2016 (in thousands).

Fair Value
Measurements Using
Significant Unobservable
Inputs (Level 3)

Common Stock
at Fair Value
Balance at December 31, 2015	$3,276
Gains included in net (loss) income	—
Gains included in comprehensive (loss) income	—
Investments and capital calls	207
Distributions received	—
Transfers into and out of Level 3	—
Balance at March 31, 2016	$3,483

3. Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2016	Cost	Gains	Losses	Value
U.S. government and agencies	$13,036	$330	$—	$13,366
State	698	5	—	703
Political subdivisions	4,323	51	—	4,374
Revenue and assessment	10,117	1,161	—	11,278
Corporate bonds	78,181	3,480	(63)	81,598
Collateralized mortgage obligations:
Agency backed	782	85	—	867
Non-agency backed – residential	2,750	491	(11)	3,230
Non-agency backed – commercial	1,673	452	—	2,125
Total fixed maturities, available-for-sale	111,560	6,055	(74)	117,541
Preferred stock, available-for-sale	1,500	265	—	1,765
Mutual funds, available-for-sale	11,959	176	(543)	11,592
	$125,019	$6,496	$(617)	$130,898

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
U.S. government and agencies	$13,036	$162	$(85)	$13,113
State	698	4	—	702
Political subdivisions	4,354	9	—	4,363
Revenue and assessment	11,770	895	(21)	12,644
Corporate bonds	79,426	2,022	(663)	80,785
Collateralized mortgage obligations:
Agency backed	793	80	—	873
Non-agency backed – residential	2,877	579	(1)	3,455
Non-agency backed – commercial	1,891	616	—	2,507
Total fixed maturities, available-for-sale	114,845	4,367	(770)	118,442
Preferred stock, available-for-sale	1,500	223	—	1,723
Mutual funds, available-for-sale	11,959	120	(662)	11,417
	$128,304	$4,710	$(1,432)	$131,582

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
March 31, 2016	Gains	Losses	Losses	Securities
One year or less	$2,477	$—	$1,025	$3,502
After one through five years	27,586	7,823	—	35,409
After five through ten years	63,765	—	—	63,765
After ten years	8,643	—	—	8,643
No single maturity date	5,918	304	—	6,222
	$108,389	$8,127	$1,025	$117,541

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than	Greater	Gross
	or equal to	than 12	Unrealized
At:	12 months	months	Gains
March 31, 2016	7	2	83
December 31, 2015	21	4	70

The following tables reflect the fair value and gross unrealized losses of those fixed maturity securities in a continuous unrealized loss position for greater than 12 months. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at March 31, 2016:	Securities	Value	Losses
Less than or equal to 10%	2	$4,272	(34)
Greater than 10%	—	—	—
	2	$4,272	$(34)

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at December 31, 2015:	Securities	Value	Losses
Less than or equal to 10%	4	$7,689	$(241)
Greater than 10%	—	—	—
	4	$7,689	$(241)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at March 31, 2016:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$400	$(9)	$—	$(9)	$—
Six months	—	—	—	—	—
Nine months	7,150	(351)	(351)	—	—
Twelve months	5,362	(223)	(29)	(192)	(2)
Greater than twelve months	4,272	(34)	(34)	—	—
Total	$17,184	$(617)	$(414)	$(201)	$(2)

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at December 31, 2015:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$20,899	$(130)	$(130)	$—	$—
Six months	7,036	(465)	—	(465)	—
Nine months	14,057	(395)	(197)	(197)	(1)
Twelve months	7,892	(201)	(201)	—	—
Greater than twelve months	7,689	(241)	(241)	—	—
Total	$57,573	$(1,432)	$(769)	$(662)	$(1)

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

The Company believes that the securities having unrealized losses at March 31, 2016 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

Other Investments

Other investments consist of the common stock of a real estate investment trust and limited partnership interests in three funds that invest in (i) commercial real estate and secured commercial real estate loans acquired from financial intuitions, (ii) small balance distressed secured loans and debt securities and (iii) undervalued international publicly-traded equities. These investments have redemption and transfer restrictions. The Company is in the process of withdrawing from one of the limited partnership investments and will receive the balance of its remaining $2.3 million investment in two installments through July 2016. The Company does not intend to sell the remaining investments, and it is more likely than not that the Company will not be required to sell them before the expiration of such restrictions. At March 31, 2016, the Company had unfunded commitments of $0.9 million with two of these investments.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Restrictions

At March 31, 2016, fixed maturities and cash equivalents with a fair value and amortized cost of $6.6 million were on deposit with various insurance departments as a requirement of doing business in those states. Cash equivalents with a fair value and amortized cost of $9.7 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Three Months Ended
	March 31,
	2016	2015
Fixed maturities, available-for-sale	$970	$1,043
Mutual funds, available-for-sale	206	147
Other investments	(170)	46
Other	78	31
Investment expenses	(122)	(122)
	$962	$1,145

The components of net realized losses on investments, available-for-sale at fair value follow (in thousands).

	Three Months Ended
	March 31,
	2016	2015
Gains	$-	$-
Losses	(2)	(3)
	$(2)	$(3)

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) is included in other comprehensive (loss) income. The amounts of non-credit OTTI for securities still owned was $0.9 million for non-agency backed residential collateralized mortgage obligations (“CMOs”) and $0.2 million related to non-agency backed commercial CMOs at both March 31, 2016 and December 31, 2015.

4. Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data).

	Three Months Ended
	March 31,
	2016	2015
Net (loss) income	$(5,505)	$486
Weighted average common basic shares	41,060	41,016
Effect of dilutive securities	—	288
Weighted average common dilutive shares	41,060	41,304
Basic and diluted net (loss) income per share	$(0.13)	$0.01

On March 15, 2016, the Compensation Committee of the Board of Directors of the Company awarded 146 thousand restricted stock units to executive officers. Such restricted stock units will vest, and an equal number of shares of common stock will be deliverable upon the third anniversary of the date of grant. Compensation expense related to the units was calculated based upon the closing market price of the common stock on the date of grant ($2.30) and is recorded on a straight-line basis over the vesting period.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

For the three months ended March 31, 2016, the computation of diluted net loss per share did not include options to purchase 825 thousand shares and 257 restricted stock units, a dilutive effect of 276 thousand shares, since their inclusion would have been anti-dilutive. Options to purchase 260 thousand shares were not included in the computation of diluted net loss per share for the three months ended March 31, 2016, since their exercise price was in excess of the average stock prices for these periods.

For the three months ended March 31, 2015, the computation of diluted net income per share included options to purchase 825 thousand shares that had a dilutive effect of 288 thousand shares. Options to purchase 295 thousand shares were not included in the computation of diluted net income per share for the three months ended March 31, 2015, since their exercise prices were in excess of the average stock prices for these periods.

5. Income Taxes

The (benefit) provision for income taxes consisted of the following (in thousands).

	Three Months Ended
	March 31,
	2016	2015
Federal:
Current	$(1)	$72
Deferred	(2,962)	193
	(2,963)	265
State:
Current	100	49
Deferred	(6)	4
	94	53
	$(2,869)	$318

The (benefit) provision for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to (loss) income before income taxes as a result of the following (in thousands).

	Three Months Ended
	March 31,
	2016	2015
(Benefit) provision for income taxes at statutory rate	$(2,931)	$281
Tax effect of:
Tax-exempt investment income	(10)	(5)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to federal income taxes	—	—
Stock-based compensation	4	—
State income taxes, net of federal income tax benefit and state valuation allowance	59	53
Other	9	(11)
	$(2,869)	$318

The Company had a deferred tax asset valuation allowance of approximately $1.8 million at both March 31, 2016 and December 31, 2015, relating to certain amounts that are more likely than not to be realized. In assessing the Company’s ability to realize the deferred tax asset, both positive and negative evidence are used to evaluate the allowance and the greater weight is placed on historical results rather than the outlook for future profitability. For the trailing twelve months, the Company has incurred pre-tax operating losses of $11.8 million which is a source of negative evidence. However, through March 31, 2016, the Company’s historical results still reflect a twelve quarter cumulative pre-tax income of $6.4 million. Based on this fact and the Company’s outlook for future profitability, the valuation allowance was not adjusted at March 31, 2016. However, should operating losses continue, an adjustment to the valuation allowance might be required in the future.

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

The following table presents selected financial data by business segment (in thousands).

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Insurance	$96,933	$75,089
Real estate and corporate	15	16
Consolidated total	$96,948	$75,105
(Loss) income before income taxes:
Insurance	$(7,021)	$1,553
Real estate and corporate	(1,353)	(749)
Consolidated total	$(8,374)	$804

	March 31,	December 31,
	2016	2015
Total assets:
Insurance	$410,158	$373,475
Real estate and corporate	29,381	28,652
Consolidated total	$439,539	$402,127

7. Litigation

The Company is named as a defendant in various lawsuits, arising in the ordinary course of business, generally relating to its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves. The Company also faces lawsuits from time to time that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action and individual lawsuits that involve issues arising in the course of the Company’s business. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by FASB ASC 450, Contingencies (“FASB ASC 450”). Pursuant to FASB ASC 450, reserves for a loss may only be recognized if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management evaluates each legal action and records reserves for losses as warranted by establishing a reserve in its consolidated balance sheets in loss and loss adjustment expense reserves for bad faith claims and in other liabilities for other lawsuits. Amounts incurred are recorded in the Company’s consolidated statements of comprehensive (loss) income in losses and loss adjustment expenses for bad faith claims and in insurance operating expenses for other lawsuits unless otherwise disclosed.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” which requires companies to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. The evaluation will be required for each annual and interim reporting period. This guidance has an effective date for public companies for annual reporting periods ending after December 15, 2016 and interim reporting periods thereafter, with early adoption permitted. The Company believes that it will be reasonably able to comply with these requirements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. The amendment also eliminates today’s requirement that customers analogize to the leases standard when determining the assets acquired in a software licensing arrangement. For calendar year-end entities, the guidance was effective January 1, 2016. This amendment did not affect the accounting treatment for any of the Company’s current arrangements and will be applied on all future arrangements.

In May 2015, the FASB issued ASU No. 2015-09, “Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts” which requires insurance companies to make additional disclosures about short-term duration contracts. This guidance has an effective date for public companies for annual reporting periods beginning after December 15, 2015 and interim reporting periods beginning after December 15, 2016, with early adoption permitted. The Company believes that it will be reasonably able to comply with these requirements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-20): Recognition and Measure of Financial Assets and Financials Liabilities” which requires entities to measure many equity investments at fair value and recognize changes in fair value in net income (loss), as opposed to the current practice of other comprehensive income (loss). The requirement does not apply to equity investments that result in consolidation, those accounted for under the equity method and certain others. The guidance provides a new measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. Under this alternative, these investments can be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those years. The Company believes that its other investment in a real estate investment trust will fall under the guidance of the new measurement alternative and that future changes in fair value will be recognized in net income (loss), as opposed to the current practice of other comprehensive income (loss). The Company has not determined the impact on future consolidated financial statements once this is adopted.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” which requires lessees to put most leases on their balance sheets as lease liabilities with corresponding right-of-use assets, but recognize expense in a manner similar to the current accounting treatment. The guidance also eliminates the current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. The guidance could have broad implications for an entity’s finances and operations and will require additional disclosures. The guidance is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in their financial statements. They also have the option to use certain relief and full retrospective application is prohibited. The Company believes its lease arrangements fall under this guidance and will be required to be shown on its consolidated balance sheet. The Company is currently evaluating controls and processes to ensure this guidance is reflected properly on future consolidated financial statements.

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

Pro Forma Information

The following unaudited pro forma combined statement of income for the three months ended March 31, 2015 is based on our historical consolidated financial statements and gives effect to the acquisition of the Titan Agencies as if it had occurred on January 1, 2014. The pro forma combined financial statements do not necessarily reflect what the combined results of operations would have been had the acquisition occurred on the date indicated. They also may not be useful in predicting the future combined results of operations. The actual combined results of operations may differ significantly from the combined pro forma amounts reflected herein due to a variety of factors.

Pro Forma Statement of Income Three Months Ended March 31, 2015	Company Historical	Titan Agencies Historical	Pro Forma Adjustments		Pro Forma Combined
Revenues:
Premiums earned	$62,615	$-	$-		$62,615
Commission and fee income	11,348	8,125	-		19,473
Investment income	1,145	-	-		1,145
Net realized losses on investments, available-for-sale	(3)	-	-		(3)
	75,105	8,125	-		83,230
Costs and expenses:
Losses and loss adjustment expenses	47,934	-	-		47,934
Insurance operating expenses	25,084	7,259	-		32,343
Other operating expenses	323	-	-		323
Litigation settlement	110	-	-		110
Stock-based compensation	19	-	-		19
Depreciation	407	-	25	(a)	432
Amortization of identifiable intangibles assets	-	-	228	(b)	228
Interest expense	424	-	592	(c)	1,016
	74,301	7,259	845		82,405
Income before income taxes	804	866	(845)		825
Provision for income taxes	318	346	(338)	(d)	326
Net income	$486	$520	$(507)		$499
Net income per share:
Basic	$0.01				$0.01
Diluted	$0.01				$0.01
Number of shares used to calculate net income per share:
Basic	41,016				41,016
Diluted	41,304				41,304

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Pro forma adjustments

The following adjustments have been reflected in the unaudited pro forma combined financial information.

(a)	Depreciation expense related to acquired tangible asset
(b)	Amortization expense related to acquired identifiable intangible asset
(c)	Interest expense related to acquisition financing
(d)	Calculated income tax effect of pro forma adjustments at the estimated combined federal and state statutory rate of 40%

10. Subsequent Events

Related Parties

In April 2016, the Company entered into standard agreements for Treasury and Custodial Services with a bank indirectly owned 15% by our principal stockholder.

Sale of Foreclosed Real Estate Held for Sale

On May 4, 2016, the Company sold a parcel of land resulting in a gain of approximately $1.2 million.

FIRST ACCEPTANCE CORPORATION 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for year ended December 31, 2015. The following discussion should be read in conjunction with our consolidated financial statements included with this report and our consolidated financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

General

We are principally a retailer, servicer and underwriter of non-standard personal automobile insurance. At March 31, 2016, we also owned two tracts of land in San Antonio, Texas that were held for sale. On May 4, 2016, we sold one tract of land resulting in a gain of approximately $1.2 million. Non-standard personal automobile insurance is made available to individuals because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, and failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type.

At March 31, 2016, we leased and operated 414 retail locations (or “stores”) and a call center staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary insurance product providing personal property and liability coverage for renters underwritten by us. In addition, retail locations in some markets offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers for which we receive a commission.

FIRST ACCEPTANCE CORPORATION 10-Q

Our insurance operations generate revenue from selling non-standard personal automobile insurance products and related products in 17 states. We conduct our servicing and underwriting operations in 13 states and are licensed as an insurer in 12 additional states. At March 31, 2016, 331 of our 414 stores primarily sell non-standard personal automobile insurance products underwritten by us, as compared to 355 stores at March 31, 2015.

On April 1, 2016 we obtained a license in California and plan to begin selling our non-standard personal automobile insurance product there in May 2016.

See the discussion in Item 1. “Business—General” in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information with respect to our business.

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business. The Company took advantage of 24 Chicago-area leases expiring in January 2016 to consolidate these locations and better align them with our customers’ needs. As a result, 7 strategically-placed stores were opened as replacements from November 2015 to April 2016.

	Three Months Ended
	March 31,
	2016	2015
Retail locations – beginning of period	440	356
Opened	2	—
Closed	(28)	(1)
Retail locations – end of period	414	355

The following table shows the number of our retail locations by state.

	March 31,		December 31,
	2016	2015	2015	2014
Alabama	24	24	24	24
Arizona	10	—	10	—
California	48	—	48	—
Florida	39	31	39	31
Georgia	60	60	60	60
Illinois	39	60	61	60
Indiana	17	17	17	17
Mississippi	7	7	7	7
Missouri	9	9	9	10
Nevada	4	—	4	—
New Mexico	5	—	5	—
Ohio	27	27	27	27
Pennsylvania	14	15	14	15
South Carolina	23	25	24	25
Tennessee	23	22	23	22
Texas	65	58	68	58
Total	414	355	440	356

Titan Acquisition

Effective July 1, 2015, we acquired certain assets of Titan Insurance Services, Inc. and Titan Auto Insurance of New Mexico, Inc. (the “Titan Agencies”). These 83 retail locations, which are now rebranded under our Acceptance Insurance name, sell private passenger non-standard automobile insurance policies for unrelated insurance companies for which our revenues are in the form of commission and fee income. We are currently developing our own products for California, Arizona, Nevada and New Mexico, and introducing our current Texas and Florida products into stores in those states. The California product is expected to be available in May 2016.

FIRST ACCEPTANCE CORPORATION 10-Q

Consolidated Results of Operations

Overview

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

The following table presents gross premiums earned by state (in thousands). Driven by an increase in the number of policies sold, higher average premiums, and an increase in the average life of a policy, net premiums earned for the three months ended March 31, 2016 increased 22%, compared with the same period in the prior year.

	Three Months Ended
	March 31,
	2016	2015
Gross premiums earned:
Georgia	$15,057	$11,745
Florida	11,609	9,843
Texas	10,617	8,363
Ohio	7,596	6,365
Alabama	6,764	5,956
South Carolina	6,594	4,622
Illinois	5,740	5,846
Tennessee	4,881	3,619
Pennsylvania	2,418	2,260
Indiana	2,277	1,846
Missouri	1,753	1,402
Mississippi	995	815
Virginia	214	16
Total gross premiums earned	76,515	62,698
Premiums ceded to reinsurer	(108)	(83)
Total net premiums earned	$76,407	$62,615

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

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents the loss, expense and combined ratios for our insurance operations:

	Three Months Ended
	March 31,
	2016	2015
Loss	96.1%	76.6%
Expense	14.3%	22.7%
Combined	110.4%	99.3%

Operational Initiatives

Since the beginning of 2012, we renewed our focus on improving the customer experience and value through several initiatives. Our progress has included investment in our sales organization to improve the quality and consistency of the customer experience in our retail stores; continued development and consolidation of our “Acceptance” brand; and expansion of our retail locations including entering new markets such as California, Arizona, Nevada, and New Mexico from the Titan acquisition, and Virginia, our first new state since 2005.

Through 2016, the acquired Titan stores have been rebranded, and their operations have been successfully integrated into our core business. Our focus for these stores is to ultimately transition to selling and underwriting our own non-standard automobile insurance products, which are expected to be available in certain states starting in May 2016, as well as finding additional synergies within our organization.

          Moving forward, we continue to believe that our retail stores are the foundation of our business, providing an opportunity for us to directly interact with our customers on a regular basis. We also recognize that customer preferences have changed and that we need to adapt accordingly. For that reason, we will continue to invest in our people, retail stores, website and call center initiatives with the goal of providing the best possible experience for our customers across all channels.

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

The invested assets of the insurance company subsidiaries consist substantially of marketable, investment grade debt securities, and include U.S. government securities, municipal bonds, corporate bonds, mutual funds and collateralized mortgage obligations (“CMOs”), in addition to other alternative investments made into limited partnership interests and a real estate investment trust. Investment income is comprised primarily of interest earned on these securities, net of related investment expenses. Although investments are generally purchased with the intention to hold them until maturity, realized gains and losses could occur from time to time as changes are made to our holdings based upon changes in interest rates or the credit quality of specific securities.

The value of our consolidated available-for-sale investment portfolio was $130.9 million at March 31, 2016 and consisted of fixed maturity securities, a preferred stock, and investments in mutual funds, all carried at fair value with unrealized gains and losses reported in a separate component of stockholders’ equity. At March 31, 2016, we had gross unrealized gains of $6.5 million and gross unrealized losses of $0.6 million in our consolidated investments available-for-sale portfolio.

The value of our other investments was $10.3 million at March 31, 2016 and consisted of limited partnership interests carried at net asset value, which approximates fair value, with unrealized gains and losses reported as investment income, and a privately-held real estate investment trust carried at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. At March 31, 2016, we had gross unrealized gains attributable to our privately-held real estate investment trust of $0.3 million in our consolidated other investments.

At March 31, 2016, 94% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

FIRST ACCEPTANCE CORPORATION 10-Q

The following table summarizes our investment securities at March 31, 2016 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2016	Cost	Gains	Losses	Value
U.S. government and agencies	$13,036	$330	$—	$13,366
State	698	5	—	703
Political subdivisions	4,323	51	—	4,374
Revenue and assessment	10,117	1,161	—	11,278
Corporate bonds	78,181	3,480	(63)	81,598
Collateralized mortgage obligations:
Agency backed	782	85	—	867
Non-agency backed – residential	2,750	491	(11)	3,230
Non-agency backed – commercial	1,673	452	—	2,125
Total fixed maturities, available-for-sale	111,560	6,055	(74)	117,541
Preferred stock, available-for-sale	1,500	265	—	1,765
Mutual funds, available-for-sale	11,959	176	(543)	11,592
	$125,019	$6,496	$(617)	$130,898

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

Consolidated Results

Revenues for the three months ended March 31, 2016 increased 29% to $96.9 million from $75.1 million in the same period in the prior year. Loss before income taxes for the three months ended March 31, 2016 was $8.4 million, compared with income before income taxes of $0.8 million for the three months ended March 31, 2015. Net loss for the three months ended March 31, 2016 was $5.5 million, compared with net income of $0.5 million for the three months ended March 31, 2015. Basic and diluted net loss per share were $0.13 for the three months ended March 31, 2016, compared with basic and diluted net income per share of $0.01 for the same period in the prior year.

For the three months ended March 31, 2016, income before income taxes excluding unfavorable prior period loss development of $10.3 million was $1.9 million. For the three months ended March 31, 2015, loss before income taxes excluding favorable prior period loss development of $1.1 million was $0.3 million.

Insurance Operations

Revenues from insurance operations were $96.9 million for the three months ended March 31, 2016, compared with $75.1 million for the three months ended March 31, 2015.

Loss before income taxes from insurance operations for the three months ended March 31, 2016 was $7.0 million, compared with income before income taxes from insurance operations of $1.6 million for the three months ended March 31, 2015.

Premiums Earned

Premiums earned increased by $13.8 million, or 22%, to $76.4 million for the three months ended March 31, 2016, from $62.6 million for the three months ended March 31, 2015. This improvement was primarily due to higher average premiums and an increase in the number of policies in force.

Commission and Fee Income

Commission and fee income increased by $8.3 million, or 73%, to $19.6 million for the three months ended March 31, 2016, from $11.3 million for the three months ended March 31, 2015. Revenue from the former Titan retail locations acquired on July 1, 2015 contributed towards this increase. Commission and fee income also increased as a result of higher fee income related to commissionable ancillary products sold through our previously-existing retail locations and the increase in the number of policies in force.

FIRST ACCEPTANCE CORPORATION 10-Q

Investment Income

Investment income was $1.0 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. The current period was impacted by $0.2 million in losses from limited partnerships. At March 31, 2016 and 2015, the tax-equivalent book yields for our managed fixed maturities and cash equivalents portfolio were 2.1% and 2.7%, respectively, with effective durations of 2.81 and 3.00 years, respectively.

Net Realized Losses on Investments, Available-for-sale

Net realized losses on investments, available-for-sale during the three months ended March 31, 2016 and 2015 included $2 thousand and $3 thousand, respectively, of net realized losses from redemptions.

Loss and Loss Adjustment Expenses

The loss ratio was 96.1% for the three months ended March 31, 2016, compared with 76.6% for the three months ended March 31, 2015. We experienced unfavorable development related to prior periods of $10.3 million (which increased the loss ratio by 13.5%) for the three months ended March 31, 2016, compared with favorable development of $1.1 million for the three months ended March 31, 2015. The unfavorable development for the three months ended March 31, 2016 was the result of an increase in losses across all major coverages and over multiple prior accident periods. The primary causes of the unfavorable development were a sharp increase in bodily injury severity and a greater than usual amount of subsequent payments on previously closed claims.

Excluding the development related to prior periods for the three months ended March 31, 2016 and 2015, the loss ratios were 82.6% and 78.4%, respectively. The year-over-year increase in the loss ratio was primarily due to higher than expected claim frequency and severity across all major coverages. We believe that an increase in the number of miles driven by insured drivers as a result of lower gas prices and a favorable economy has been a contributing factor to an industry-wide increase in frequency. In response, the Company has continued to implement aggressive rate and underwriting actions as warranted at a state and coverage level.

Insurance Operating Expenses

Insurance operating expenses increased 18% to $29.6 million for the three months ended March 31, 2016, from $25.1 million for the three months ended March 31, 2015. The increase in operating expenses for the three months ended March 31, 2016 is due to the addition of the former Titan retail locations acquired on July 1, 2015. This increase was offset by our ongoing cost containment efforts to reduce operating expenses.

The expense ratio was 14.3% for the three months ended March 31, 2016, compared with 22.7% for the three months ended March 31, 2015. The year-over-year decrease in the expense ratio was primarily due to the increase in premiums earned which resulted in a lower percentage of fixed expenses in our retail operations (such as rent and base salary) and our ongoing efforts on cost containment.

Overall, the combined ratio increased to 110.4% for the three months ended March 31, 2016 from 99.3% for the three months ended March 31, 2015.

(Benefit) Provision for Income Taxes

The benefit for income taxes was $2.9 million for the three months ended March 31, 2016, compared with a provision for income taxes of $0.3 million for the three months ended March 31, 2015. At March 31, 2016, the Company had a net deferred tax asset of $20.4 million. A valuation allowance is established to reduce the deferred tax asset to the amount that is more likely than not to be realized. In assessing our ability to realize our deferred tax asset, we consider both positive and negative evidence, and we place greater weight on historical results rather than on our outlook for future profitability. For the trailing twelve months, the Company has incurred pre-tax operating losses of $11.8 million which is a source of negative evidence. However, through March 31, 2016, the Company’s historical results still reflect a twelve quarter cumulative pre-tax income of $6.4 million. Based on this fact and our outlook for future profitability, the deferred tax asset valuation allowance was not adjusted at March 31, 2016. However, should operating losses continue, an adjustment to the valuation allowance might be required in the future.

FIRST ACCEPTANCE CORPORATION 10-Q

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the three months ended March 31, 2016 was $1.4 million, compared with $0.7 million for the three months ended March 31, 2015. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by investment income on corporate invested assets. We incurred $1.1 million of interest expense for the three months ended March 31, 2016, compared with $0.4 million for the three months ended March 31, 2015. The three months ended March 31, 2016 included $0.6 million of interest expense on a new term loan from our principal stockholder to finance the July 1, 2015 Titan acquisition. The balance of interest expense is related to the debentures. For additional information, see “Liquidity and Capital Resources” in this report.

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash provided by operating activities for the three months ended March 31, 2016 was $10.5 million, compared with $11.4 million for the same period in the prior fiscal year. Net cash provided by investing activities for the three months ended March 31, 2016 was $2.8 million, compared to net cash used by investing activities of $3.6 million for the same period in the prior fiscal year. The net decrease to our investment portfolio for the three months ended March 31, 2016 was primarily the result of maturities and redemptions and distributions in excess of purchases. It also included capital expenditures of $1.2 million as compared to $0.2 million in the same period in the prior year.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures and term loan payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products and policies on behalf of third-party carriers. The agency operations related to the Titan acquisition currently produce additional unrestricted cash. If necessary and available subject to state law limitations, the holding company may receive dividends from our insurance company subsidiaries. To a lesser extent, the holding company also receives cash from operating activities as a result of investment income. Through an intercompany tax allocation arrangement, taxable losses of the holding company provide cash to the holding company to the extent that taxable income is generated by the insurance company subsidiaries. At March 31, 2016, our holding company had $5.8 million available in unrestricted cash and investments. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.

The holding company has debt service requirements related to the debentures payable and the term loan to a principal shareholder. The debentures are interest-only and mature in full in July 2037. The debentures accrue interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures for the three months ended March 31, 2016 ranged from 4.072% to 4.366%. In April 2016 the interest rate reset to 4.387% through July 2016. The term loan is interest-only and matures in full in June 2025. The interest rate on the term loan is 8%.

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At March 31, 2016, our insurance company subsidiaries could pay not pay any dividends due to a negative unassigned surplus position.

The National Association of Insurance Commissioners (“NAIC”) Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratio for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus was 3.41-to-1 at March 31, 2016. This ratio is in excess of the suggested guidelines, primarily as a result of the reduction in statutory capital and surplus from the Company’s unexpected unfavorable loss development during the most recent quarter. The Company is currently evaluating the projected adequacy of its risk-based capital levels and ratio of net premiums written to statutory capital and surplus as compared to the suggested guidelines, as of and for the year ending December 31, 2016. Both will be impacted by our operating results for the remainder of the calendar year and the availability of unrestricted cash at the holding company that could be used to increase our statutory capital and surplus.

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

FIRST ACCEPTANCE CORPORATION 10-Q

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements (e.g., operating leases) where the economics and sound business principles warrant their use. For information with respect to our off-balance sheet arrangements at December 31, 2015, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” included in our Annual Report on Form 10-K for the year ended December 31, 2015. We have not entered into any new material off-balance sheet arrangements since December 31, 2015.

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2016 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$123,606	$120,575	$117,541	$114,507	$111,474	$105,413

The following table provides information about our fixed maturity investments at March 31, 2016 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and any previously recognized impairment) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2016	$5,405	$215	$1,025	$6,645
2017	8,333	3,609	—	11,942
2018	6,664	2,034	—	8,698
2019	9,568	34	—	9,602
2020	6,974	17	—	6,991
Thereafter	66,578	2,000	—	68,578
Total	$103,522	$7,909	$1,025	$112,456
Fair value	$108,389	$8,127	$1,025	$117,541

On June 15, 2007, our wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I (“FAST I”), used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. FAST I is a variable interest entity that does not meet the requirements for consolidation of FASB ASC 810, Consolidation. The debentures are interest-only and mature in full in July 2037. The debentures accrue interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures for the three months ended March 31, 2016 ranged from 4.072% to 4.366%. In April 2016 the interest rate reset to 4.387% through July 2016.

FIRST ACCEPTANCE CORPORATION 10-Q

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment, excluding U.S. government and agency securities, is in a single mutual fund with a fair value of $7.2 million, or 5% of our available-for-sale portfolio. Our five largest investments make up 18% of our available-for-sale portfolio.

The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized statistical rating organizations at March 31, 2016 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$4,424	4%	$4,555	4%
AA+, AA, AA-	39,888	36%	41,422	35%
A+, A, A-	46,115	41%	48,824	42%
BBB+, BBB, BBB-	15,408	14%	16,017	14%
Total investment grade	105,835	95%	110,818	94%

Not rated	2,211	2%	2,320	2%

BB+, BB, BB-	500	0%	520	0%
B+, B, B-	406	0%	428	0%
CCC+, CCC, CCC-	996	1%	1,302	1%
CC+, CC, CC-	54	0%	175	0%
C+, C, C-	625	1%	891	1%
D	933	1%	1,087	1%
Total non-investment grade	3,514	3%	4,403	4%
Total	$111,560	100%	$117,541	100%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of March 31, 2016. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

FIRST ACCEPTANCE CORPORATION

Date: May 10, 2016	By:	/s/ Brent J. Gay
Brent J. Gay
Chief Financial Officer