Form 10-Q
period 2016-06-30
FIRST ACCEPTANCE CORP /DE/
filed 2016-08-19
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐    No ☒

At August 18, 2016, there were 41,096,037 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Investments, available-for-sale at fair value (amortized cost of $121,218 and $128,304, respectively)	$129,088	$131,582
Cash and cash equivalents	134,439	115,587
Premiums, fees, and commissions receivable, net of allowance of $504 and $454, respectively	79,156	69,881
Deferred tax assets, net	30,364	18,301
Other investments	10,322	11,256
Other assets	5,807	6,950
Property and equipment, net	5,227	5,141
Deferred acquisition costs	5,692	5,509
Goodwill	29,384	29,429
Identifiable intangible assets, net	8,054	8,491
TOTAL ASSETS	$437,533	$402,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$166,012	$122,071
Unearned premiums and fees	95,346	83,426
Debentures payable	40,279	40,256
Term loan from principal stockholder	29,766	29,753
Accrued expenses	7,675	7,345
Other liabilities	16,946	15,606
Total liabilities	356,024	298,457
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 41,096 issued and outstanding	411	411
Additional paid-in capital	457,621	457,476
Accumulated other comprehensive income, net of tax of $1,730 and $62, respectively	6,589	3,491
Accumulated deficit	(383,112)	(357,708)
Total stockholders’ equity	81,509	103,670
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$437,533	$402,127

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Premiums earned	$80,850	$67,300	$157,257	$129,915
Commission and fee income	19,183	11,929	38,764	23,278
Investment income	1,646	1,406	2,608	2,551
Gain on sale of foreclosed real estate	1,237	—	1,237	—
Net realized losses on investments, available-for-sale (includes $147 of accumulated other comprehensive loss reclassification for unrealized loss in 2016)	(162)	(4)	(164)	(7)
	102,754	80,631	199,702	155,737
Costs and expenses:
Losses and loss adjustment expenses	100,765	55,003	174,184	102,937
Insurance operating expenses	30,314	23,645	59,961	48,730
Other operating expenses	283	263	563	586
Litigation settlement	—	129	—	239
Stock-based compensation	68	53	105	72
Depreciation	616	392	1,267	800
Amortization of identifiable intangibles assets	239	7	477	7
Interest expense	1,076	449	2,126	872
	133,361	79,941	238,683	154,243
(Loss) income before income taxes	(30,607)	690	(38,981)	1,494
(Benefit) provision for income taxes	(10,708)	375	(13,577)	693
Net (loss) income	$(19,899)	$315	$(25,404)	$801
Net (loss) income per share:
Basic	$(0.48)	$0.01	$(0.62)	$0.02
Diluted	$(0.48)	$0.01	$(0.62)	$0.02
Number of shares used to calculate net (loss) income per share:
Basic	41,064	41,020	41,062	41,018
Diluted	41,064	41,384	41,062	41,347
Reconciliation of net (loss) income to other comprehensive loss:
Net (loss) income	$(19,899)	$315	$(25,404)	$801
Net unrealized change in investments, net of tax of $757, $(938), $1,668 and $(592), respectively	1,407	(1,741)	3,098	(1,099)
Comprehensive loss	$(18,492)	$(1,426)	$(22,306)	$(298)

Detail of net realized losses on investments, available-for-sale:
Net realized losses on redemptions	$(15)	$(4)	$(17)	$(7)
Other-than-temporary impairment charges	(147)	—	(147)	—
Net realized losses on investments, available-for-sale	$(162)	$(4)	$(164)	$(7)

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(25,404)	$801
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	1,267	800
Amortization of identifiable intangibles assets	477	7
Stock-based compensation	105	72
Deferred income taxes	(13,736)	408
Other-than-temporary impairment on investments, available-for-sale	147	—
Net realized losses on redemptions of investments	17	7
Investment income from other investments	(355)	(328)
Gain on sale of foreclosed real estate, net	(1,237)	—
Other	61	164
Change in:
Premiums, fees, and commission receivable	(9,230)	(8,714)
Deferred acquisition costs	(183)	(1,292)
Loss and loss adjustment expense reserves	43,941	13,863
Unearned premiums and fees	11,920	12,976
Other liabilities	1,347	2,237
Other	1,652	(134)
Net cash provided by operating activities	10,789	20,867
Cash flows from investing activities:
Purchases of investments, available-for-sale	(156)	(18,963)
Maturities and redemptions of investments, available-for-sale	6,968	5,252
Purchases of other investments	(725)	(1,289)
Distributions from other investments	2,190	571
Capital expenditures	(1,983)	(1,197)
Proceeds from sale of foreclosed real estate, net	1,769	—
Acquisition of identifiable intangible assets	(40)	(205)
Deposit under asset purchase agreement	—	(33,735)
Net cash provided by (used in) investing activities	8,023	(49,566)
Cash flows from financing activities:
Proceeds from term loan from principal stockholder	—	30,000
Net proceeds from issuance of common stock	40	44
Net cash provided by financing activities	40	30,044
Net change in cash and cash equivalents	18,852	1,345
Cash and cash equivalents, beginning of period	115,587	102,429
Cash and cash equivalents, end of period	$134,439	$103,774

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

The Company considers the valuation methods used in both its identifiable intangible assets initial measurement and impairment tests as Level 3. To determine the fair value of acquired trademarks and trade names, the Company uses the relief-from-royalty method, which requires the Company to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. To determine the fair value of the acquired policy renewal rights and customer relationships, the Company uses an “excess earnings” method that relies on projected future net cash flows and includes key assumptions for the customer retention and renewal rates. The data used in these methods is not observable in the market.

Fair Value of Financial Instruments

The carrying values and fair values of certain financial instruments were as follows (in thousands).

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Investments, available-for-sale	$129,088	$129,088	$131,582	$131,582
Other investments	10,322	10,322	11,256	11,256
Liabilities:
Debentures payable	40,279	15,381	40,256	20,275
Term loan from principal stockholder	29,766	22,698	29,753	28,504

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

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant	Proportionate
		Markets for	Observable	Unobservable	Share of
		Identical Assets	Inputs	Inputs	Net Assets
June 30, 2016	Total	(Level 1)	(Level 2)	(Level 3)	(NAV)
Fixed maturities, available-for-sale:
U.S. government and agencies	$11,623	$11,623	$—	$—	$—
State	703	—	703	—	—
Political subdivisions	4,372	—	4,372	—	—
Revenue and assessment	11,163	—	11,163	—	—
Corporate bonds	81,170	—	81,170	—	—
Collateralized mortgage obligations:
Agency backed	857	—	857	—	—
Non-agency backed – residential	3,123	—	3,123	—	—
Non-agency backed – commercial	2,216	—	2,216	—	—
Total fixed maturities, available-for-sale	115,227	11,623	103,604	—	—
Preferred stock, available-for-sale	1,848	1,848	—	—	—
Mutual funds, available-for-sale	12,013	12,013	—	—	—
Total investments, available-for-sale	129,088	25,484	103,604	—	—
Other investments	10,322	—	—	4,177	6,145
Cash and cash equivalents	134,439	134,439	—	—	—
Total	$273,849	$159,923	$103,604	$4,177	$6,145

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

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified security in the table above consists of an investment in the common stock of a real estate investment trust for which fair value has been determined using a model driven valuation that does not have observable market data. There were no transfers between Level 1 and Level 2 for the three and six months ended June 30, 2016 and 2015. The Company’s policy is to recognize transfers between levels at the end of the reporting period based on specific identification. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table represents the quantitative disclosure for the asset classified as Level 3 during the six months ended June 30, 2016 (in thousands).

Fair Value
Measurements Using
Significant Unobservable
Inputs (Level 3)

Common Stock
at Fair Value
Balance at December 31, 2015	$3,276
Gains included in net loss	—
Gains included in comprehensive loss	177
Investments and capital calls	724
Distributions received	—
Transfers into and out of Level 3	—
Balance at June 30, 2016	$4,177

3. Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2016	Cost	Gains	Losses	Value
U.S. government and agencies	$11,187	$437	$(1)	$11,623
State	700	3	—	703
Political subdivisions	4,294	78	—	4,372
Revenue and assessment	9,637	1,526	—	11,163
Corporate bonds	77,027	4,147	(4)	81,170
Collateralized mortgage obligations:
Agency backed	771	86	—	857
Non-agency backed – residential	2,616	515	(8)	3,123
Non-agency backed – commercial	1,673	543	—	2,216
Total fixed maturities, available-for-sale	107,905	7,335	(13)	115,227
Preferred stock, available-for-sale	1,500	348	—	1,848
Mutual funds, available-for-sale	11,813	324	(124)	12,013
	$121,218	$8,007	$(137)	$129,088

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
U.S. government and agencies	$13,036	$162	$(85)	$13,113
State	698	4	—	702
Political subdivisions	4,354	9	—	4,363
Revenue and assessment	11,770	895	(21)	12,644
Corporate bonds	79,426	2,022	(663)	80,785
Collateralized mortgage obligations:
Agency backed	793	80	—	873
Non-agency backed – residential	2,877	579	(1)	3,455
Non-agency backed – commercial	1,891	616	—	2,507
Total fixed maturities, available-for-sale	114,845	4,367	(770)	118,442
Preferred stock, available-for-sale	1,500	223	—	1,723
Mutual funds, available-for-sale	11,959	120	(662)	11,417
	$128,304	$4,710	$(1,432)	$131,582

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
June 30, 2016	Gains	Losses	Losses	Securities
One year or less	$4,759	$—	$—	$4,759
After one through five years	35,669	3,574	—	39,243
After five through ten years	56,093	—	—	56,093
After ten years	8,937	—	—	8,937
No single maturity date	5,899	296	—	6,195
	$111,357	$3,870	$—	$115,227

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than	Greater	Gross
	or equal to	than 12	Unrealized
At:	12 months	months	Gains
June 30, 2016	5	1	80
December 31, 2015	21	4	70

The following tables reflect the fair value and gross unrealized losses of those fixed maturity securities in a continuous unrealized loss position for greater than 12 months. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at June 30, 2016:	Securities	Value	Losses
Less than or equal to 10%	1	$3,574	(5)
Greater than 10%	—	—	—
	1	$3,574	$(5)

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at December 31, 2015:	Securities	Value	Losses
Less than or equal to 10%	4	$7,689	$(241)
Greater than 10%	—	—	—
	4	$7,689	$(241)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at June 30, 2016:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$440	$(2)	$(2)	$—	$—
Six months	107	(7)	—	(7)	—
Nine months	—	—	—	—	—
Twelve months	7,378	(123)	(123)	—	—
Greater than twelve months	3,574	(5)	(5)	—	—
Total	$11,499	$(137)	$(130)	$(7)	$—

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at December 31, 2015:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$20,899	$(130)	$(130)	$—	$—
Six months	7,036	(465)	—	(465)	—
Nine months	14,057	(395)	(197)	(197)	(1)
Twelve months	7,892	(201)	(201)	—	—
Greater than twelve months	7,689	(241)	(241)	—	—
Total	$57,573	$(1,432)	$(769)	$(662)	$(1)

Other-Than-Temporary Impairment

For the six months ended June 30, 2016, the Company recognized OTTI charges in net income of $147 thousand related to one mutual fund.

The Company believes that the remaining securities having unrealized losses at June 30, 2016 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

Other Investments

Other investments consist of the common stock of a real estate investment trust and limited partnership interests in three funds that invest in (i) commercial real estate and secured commercial real estate loans acquired from financial intuitions, (ii) small balance distressed secured loans and debt securities and (iii) undervalued international publicly-traded equities. These investments have redemption and transfer restrictions. The Company recently withdrew from one of the limited partnership investments and received the final $1.0 million quarterly withdrawal installment in July 2016. The Company does not intend to sell the remaining investments, and it is more likely than not that the Company will not be required to sell them before the expiration of such restrictions. At June 30, 2016, the Company had unfunded commitments of $0.4 million with two of these investments.

Restrictions

At June 30, 2016, fixed maturities and cash equivalents with a fair value and amortized cost of $6.6 million were on deposit with various insurance departments as a requirement of doing business in those states. Cash equivalents with a fair value and amortized cost of $12.1 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Fixed maturities, available-for-sale	$981	$1,039	$1,951	$2,054
Mutual funds, available-for-sale	160	145	366	293
Other investments	525	283	355	328
Other	105	59	183	118
Investment expenses	(125)	(120)	(247)	(242)
	$1,646	$1,406	$2,608	$2,551

The components of net realized losses on investments, available-for-sale at fair value follow (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Gains	$—	$—	$—	$—
Losses	(15)	(4)	(17)	(7)
Other-than-temporary impairment	(147)	—	(147)	—
	$(162)	$(4)	$(164)	$(7)

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) is included in other comprehensive loss. The amounts of non-credit OTTI for securities still owned was $0.9 million for non-agency backed residential collateralized mortgage obligations (“CMOs”) and $0.2 million related to non-agency backed commercial CMOs at both June 30, 2016 and December 31, 2015.

4. Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net (loss) income	$(19,899)	$315	$(25,404)	$801
Weighted average common basic shares	41,064	41,020	41,062	41,018
Effect of dilutive securities	—	364	—	329
Weighted average common dilutive shares	41,064	41,384	41,062	41,347
Basic and diluted net (loss) income per share	$(0.48)	$0.01	$(0.62)	$0.02

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

For the three and six months ended June 30, 2016, the computation of diluted net loss per share did not include options to purchase 825 thousand shares and 270 thousand restricted stock units, a dilutive effect of 180 thousand shares and 237 thousand shares, respectively, since their inclusion would have been anti-dilutive. Options to purchase 240 thousand shares were not included in the computation of diluted net loss per share for the three and six months ended June 30, 2016, since their exercise price was in excess of the average stock prices for these periods.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

For the three and six months ended June 30, 2015, the computation of diluted net income per share included options to purchase 825 thousand shares that had a dilutive effect of 339 thousand shares and 318 thousand shares, respectively, and 141 thousand restricted stock units that had a dilutive effect of 25 thousand shares and 11 thousand share, respectively. Options to purchase 260 thousand shares were not included in the computation of diluted net income per share for the three and six months ended June 30, 2015, since their exercise prices were in excess of the average stock prices for these periods.

5. Losses and Loss Adjustment Expenses Incurred and Paid

Information regarding the reserve for unpaid losses and loss adjustment expenses (“LAE”) is as follows (in thousands).

	Six Months Ended
	June 30,
	2016	2015
Liability for unpaid losses and LAE at beginning of period, gross	$122,071	$96,613
Reinsurance balances receivable	(464)	(362)
Liability for unpaid losses and LAE at beginning of period, net	121,607	96,251
Add: Provision for losses and LAE:
Current period	143,173	104,624
Prior periods	31,011	(1,687)
Net losses and LAE incurred	174,184	102,937
Less: Losses and LAE paid:
Current period	58,750	46,872
Prior periods	71,703	42,293
Net losses and LAE paid	130,453	89,165
Liability for unpaid losses and LAE at end of period, net	165,338	110,023
Reinsurance balances receivable	674	453
Liability for unpaid losses and LAE at end of period, gross	$166,012	$110,476

The unfavorable development for the six months ended June 30, 2016 was the result of increased losses primarily from the 2015 accident year across all major coverages. The most significant causes of the development were a greater than usual emergence of reported claims and higher bodily injury severity.

6. Income Taxes

The (benefit) provision for income taxes consisted of the following (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Federal:
Current	$—	$(21)	$—	$51
Deferred	(10,665)	209	(13,627)	402
	(10,665)	188	(13,627)	453
State:
Current	60	185	159	234
Deferred	(103)	2	(109)	6
	(43)	187	50	240
	$(10,708)	$375	$(13,577)	$693

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The (benefit) provision for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to (loss) income before income taxes as a result of the following (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(Benefit) provision for income taxes at statutory rate	$(10,712)	$242	$(13,643)	$523
Tax effect of:
Tax-exempt investment income	(10)	(5)	(20)	(10)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to federal income taxes	57	2	57	2
Stock-based compensation	13	22	17	22
State income taxes, net of federal income tax benefit and state valuation allowance	(65)	122	(6)	158
Other	9	(8)	18	(2)
	$(10,708)	$375	$(13,577)	$693

The Company had a deferred tax asset (“DTA”) valuation allowance of $2.0 million at June 30, 2016 and $1.7 million at December 31, 2015, attributable to certain amounts related to state taxes and OTTI that are not more likely than not to be realized. In assessing the Company’s ability to realize the DTA, both positive and negative evidence are used to evaluate the allowance. Although the Company has incurred a six-month pre-tax loss of $39.0 million which is a source of negative evidence, it placed greater weight on its outlook for future taxable income over the allowable time period for realization of the DTA and concluded that it is more likely than not that the remaining DTA will be realized. Regarding the length of time available to realize the DTA, at June 30, 2016, $20.2 million of the DTA related to net operating loss carryforwards do not expire until 2031 through 2036 and $2.0 million in AMT (“Alternative Minimum Tax”) carryforwards have no expiration date. The DTA valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the DTA will not be realized. In the event the DTA valuation allowance is adjusted, the Company would record an income tax expense for the adjustment.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table presents selected financial data by business segment (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Insurance	$101,501	$80,614	$198,434	$155,703
Real estate and corporate	1,253	17	1,268	34
Consolidated total	$102,754	$80,631	$199,702	$155,737
(Loss) income before income taxes:
Insurance	$(30,434)	$1,438	$(37,455)	$2,990
Real estate and corporate	(173)	(748)	(1,526)	(1,496)
Consolidated total	$(30,607)	$690	$(38,981)	$1,494

	June 30,	December 31,
	2016	2015
Total assets:
Insurance	$395,336	$373,475
Real estate and corporate	42,197	28,652
Consolidated total	$437,533	$402,127

8. Litigation

The Company is named as a defendant in various lawsuits, arising in the ordinary course of business, generally relating to its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves. The Company also faces lawsuits from time to time that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action and individual lawsuits that involve issues arising in the course of the Company’s business. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by FASB ASC 450, Contingencies (“FASB ASC 450”). Pursuant to FASB ASC 450, reserves for a loss may only be recognized if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management evaluates each legal action and records reserves for losses as warranted by establishing a reserve in its consolidated balance sheets in loss and loss adjustment expense reserves for bad faith claims and in other liabilities for other lawsuits. Amounts incurred are recorded in the Company’s consolidated statements of comprehensive loss in losses and loss adjustment expenses for bad faith claims and in insurance operating expenses for other lawsuits unless otherwise disclosed.

9. Recent Accounting Pronouncements

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

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. The amendment also eliminates today’s requirement that customers analogize to the leases standard when determining the assets acquired in a software licensing arrangement. For calendar year-end entities, the guidance was effective January 1, 2016 with the option to apply the guidance either prospectively or retrospectively. The Company has elected to apply this guidance prospectively, which resulted in $5 thousand of software licenses included in identifiable intangibles assets on the consolidated balance sheet as of June 30, 2016. Prior to this guidance, these licenses would have been included in property and equipment on the consolidated balance sheet.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses will be based on relevant information, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The expected increases and decreases in the credit loss will be reflected on the consolidated statement of comprehensive income (loss). The guidance is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted. The Company has not determined the impact on future consolidated financial statements once this is adopted.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Related Parties

In April 2016, the Company entered into standard agreements for Treasury and Custodial Services with a bank indirectly owned 15% by our principal stockholder. The fees under these agreements for the three months ended June 30, 2016 were $46 thousand.

11. Business Combination

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

Liabilities assumed included a $2.0 million estimate of the expected liability for returned commissions as of the closing date. This liability was subject to change based on the actual amount of returned commissions and the Company’s final estimation of this liability resulted in a $0.8 million reduction in goodwill through June 30, 2016.

The Company considers this acquisition to be a separate reporting unit for goodwill impairment analysis purposes. At June 30, 2016, the Company concluded that there was no indication of impairment and that a quantitative analysis was not necessary as of this date. The date of the Company’s annual impairment analysis is each October 1.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Pro Forma Information

The following unaudited pro forma combined statement of income for the three and six months ended June 30, 2015 are based on our historical consolidated financial statements and gives effect to the acquisition of the Titan Agencies as if it had occurred on January 1, 2014. The pro forma combined financial statements do not necessarily reflect what the combined results of operations would have been had the acquisition occurred on the date indicated. They also may not be useful in predicting the future combined results of operations. The actual combined results of operations may differ significantly from the combined pro forma amounts reflected herein due to a variety of factors.

Pro Forma Statement of Income Three Months Ended June 30, 2015	Company Historical	Titan Agencies Historical	Pro Forma Adjustments		Pro Forma Combined
Revenues:
Premiums earned	$ 67,300	$ —	$ —		$ 67,300
Commission and fee income	11,929	6,422	—		18,351
Investment income	1,406	—	—		1,406
Net realized losses on investments, available-for-sale	(4)	—	—		(4)
	80,631	6,422	—		87,053
Costs and expenses:
Losses and loss adjustment expenses	55,003	—	—		55,003
Insurance operating expenses	23,645	7,296	—		30,941
Other operating expenses	263	—	—		263
Litigation settlement	129	—	—		129
Stock-based compensation	53	—	—		53
Depreciation	392	—	25	(a)	417
Amortization of identifiable intangibles assets	7	—	228	(b)	235
Interest expense	449	—	598	(c)	1,047
	79,941	7,296	851		88,088
Income (loss) before income taxes	690	(874)	(851)		(1,035)
Provision (benefit) for income taxes	375	(350)	(340)	(d)	(315)
Net income (loss)	$ 315	$ (524)	$ (511)		$ (720)
Net income (loss) per share:
Basic	$ 0.01				$ (0.02)
Diluted	$ 0.01				$ (0.02)
Number of shares used to calculate net income (loss) per share:
Basic	41,020				41,020
Diluted	41,384				41,384

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Pro Forma Statement of Income Six Months Ended June 30, 2015	Company Historical	Titan Agencies Historical	Pro Forma Adjustments		Pro Forma Combined
Revenues:
Premiums earned	$ 129,915	$ —	$ —		$ 129,915
Commission and fee income	23,278	14,547	—		37,825
Investment income	2,551	—	—		2,551
Net realized gains on investments, available-for-sale	(7)	—	—		(7)
	155,737	14,547	—		170,284
Costs and expenses:
Losses and loss adjustment expenses	102,937	—	—		102,937
Insurance operating expenses	48,730	14,555	—		63,285
Other operating expenses	586	—	—		586
Litigation settlement	239	—	—		239
Stock-based compensation	72	—	—		72
Depreciation	800	—	50	(a)	850
Amortization of identifiable intangibles assets	7	—	455	(b)	462
Interest expense	872	—	1,190	(c)	2,062
	154,243	14,555	1,695		170,493
Income (loss) before income taxes	1,494	(8)	(1,695)		(209)
Provision (benefit) for income taxes	693	(3)	(678)	(d)	12
Net income (loss)	$ 801	$ (5)	$ (1,017)		$ (221)
Net income (loss) per share:
Basic	$ 0.02				$ (0.01)
Diluted	$ 0.02				$ (0.01)
Number of shares used to calculate net income (loss) per share:
Basic	41,018				41,018
Diluted	41,347				41,347

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

12. Current Liquidity and Statutory Capital and Surplus

The Company has $70.0 million in long-term borrowings of which $40.0 million matures in 2037 and $30.0 million matures in 2025. At June 30, 2016, the Company was in compliance with the covenants related to these borrowings. Such borrowings are not obligations of the Company’s regulated insurance company subsidiaries who at June 30, 2016 had combined statutory capital and surplus of $60.2 million. The Company believes that it has sufficient liquidity to meet its current obligations in the foreseeable future, including the payment of interest on its long-term borrowings which it currently funds through the cash flows of its agency operations which are generated outside the Company’s regulated insurance company subsidiaries and are not subject to any limitation on the payment of dividends to the holding company.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company has three insurance company subsidiaries that are organized and domiciled under the insurance statutes of Texas, Georgia, and Tennessee. The insurance company subsidiaries operate under licenses issued by various state insurance authorities. Such licenses may be of perpetual duration or periodically renewable, provided the insurance company subsidiaries continue to meet applicable regulatory requirements.

For the six months ended June 30, 2016, the insurance company subsidiaries experienced a reduction in combined statutory capital and surplus of $38.6 million as a result of the unfavorable loss development during the period. The National Association of Insurance Commissioners (“NAIC”) Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. Failure to meet applicable risk-based capital requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Although statutory risk-based capital calculations are only made as of each December 31, the Company estimated that the three insurance company subsidiaries remain above the regulatory company action levels as of June 30, 2016. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratio for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus was 5.13-to-1 at June 30, 2016 which is in excess of the suggested guidelines. Management is developing a business plan with the objectives of reducing premium writings and increasing statutory capital and surplus to address the net premiums written to statutory capital and surplus guidelines.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this report, other than statements of historical fact, are forward-looking statements. You can identify these statements from our use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things, statements and assumptions relating to:

•	the accuracy and adequacy of our loss reserving methodologies;
•	income, income per share and other financial performance measures;
•	the anticipated effects on our results of operations or financial condition from recent and expected developments or events, including the recently completed acquisition of the Titan Agencies;
•	the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolio;
•	and our business and growth strategies.

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

Performance Objectives

          We are striving to make progress regarding the increase in claims and the related losses due to an increase in miles driven and distracted driving. As a result:

•	We have hired third-party consultants with recognized experience regarding claims and claims processing;
•	We have increased policy premiums, where appropriate, to better align the premium revenue with the expected claims expense;
•

We continue to integrate the Titan stores into our core business. All locations have been rebranded and our focus for these stores is to continue to sell private passenger non-standard automobile insurance policies by unrelated insurance companies, as well as finding additional synergies within our organization.

We are also developing a business plan with the objectives of reducing premium writings and increasing statutory capital and surplus to address the regulatory net premiums written to statutory capital and surplus guidelines.

FIRST ACCEPTANCE CORPORATION 10-Q

General

We are principally a retailer, servicer and underwriter of non-standard personal automobile insurance. At June 30, 2016, we also owned a tract of land in San Antonio, Texas that is held for sale. On May 4, 2016, we sold one tract of land resulting in a gain of $1.2 million. Non-standard personal automobile insurance is made available to individuals because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, and failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type.

At June 30, 2016, we leased and operated 410 retail locations (or “stores”) and a call center staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary insurance product providing personal property and liability coverage for renters underwritten by us. In addition, retail locations in some markets offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers for which we receive a commission.

Our insurance operations generate revenue from selling non-standard personal automobile insurance products and related products in 17 states. We conduct our servicing and underwriting operations in 14 states and are licensed as an insurer in 11 additional states. After obtaining a license in California, we began selling our non-standard personal automobile insurance product in late June 2016 on a very limited basis.

At June 30, 2016, 331 of our 410 stores primarily sell non-standard personal automobile insurance products underwritten by us, as compared with 359 stores at June 30, 2015.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Retail locations – beginning of period	414	355	440	356
Opened	2	5	4	5
Closed	(6)	(1)	(34)	(2)
Retail locations – end of period	410	359	410	359

FIRST ACCEPTANCE CORPORATION 10-Q

The following table shows the number of our retail locations by state.

	June 30,		March 31,		December 31,
	2016	2015	2016	2015	2015	2014
Alabama	24	24	24	24	24	24
Arizona	10	—	10	—	10	—
California	48	—	48	—	48	—
Florida	34	35	39	31	39	31
Georgia	60	60	60	60	60	60
Illinois	41	60	39	60	61	60
Indiana	17	17	17	17	17	17
Mississippi	7	7	7	7	7	7
Missouri	9	9	9	9	9	10
Nevada	4	—	4	—	4	—
New Mexico	5	—	5	—	5	—
Ohio	27	27	27	27	27	27
Pennsylvania	13	15	14	15	14	15
South Carolina	23	25	23	25	24	25
Tennessee	23	23	23	22	23	22
Texas	65	57	65	58	68	58
Total	410	359	414	355	440	356

Titan Acquisition

Effective July 1, 2015, we acquired certain assets of Titan Insurance Services, Inc. and Titan Auto Insurance of New Mexico, Inc. (the “Titan Agencies”). These 83 retail locations, which are now rebranded under our Acceptance Insurance name, primarily sell private passenger non-standard automobile insurance policies underwritten by unrelated insurance companies for which our revenues are in the form of commission and fee income. We currently offer our own product in Texas, Florida and on a very limited basis in California and are developing our products for Arizona, Nevada and New Mexico.

Consolidated Results of Operations

Overview

Our insurance operations generate revenue from selling non-standard personal automobile insurance products and related products in 17 states. We conduct our servicing and underwriting operations in 14 states and are licensed as an insurer in 11 additional states. We conduct our underwriting operations through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues are primarily generated from:

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

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents gross premiums earned by state (in thousands). Driven by an increase in the number of policies sold, higher average premiums and an increase in the average life of a policy, net premiums earned for the three and six months ended June 30, 2016 increased 20% and 21%, compared with the same periods in the prior year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Gross premiums earned:
Georgia	$16,271	$12,795	$31,328	$24,540
Florida	12,176	10,566	23,785	20,408
Texas	11,266	9,011	21,883	17,375
Ohio	8,094	6,761	15,690	13,126
South Carolina	7,352	6,226	13,946	12,183
Alabama	7,286	6,249	14,050	12,095
Illinois	5,516	4,954	11,256	9,576
Tennessee	5,107	4,036	9,988	7,655
Pennsylvania	2,575	2,361	4,993	4,620
Indiana	2,395	2,021	4,672	3,866
Missouri	1,633	1,462	3,386	2,864
Mississippi	1,043	872	2,038	1,688
Virginia	251	78	465	94
Total gross premiums earned	80,965	67,392	157,480	130,090
Premiums ceded to reinsurer	(115)	(92)	(223)	(175)
Total net premiums earned	$80,850	$67,300	$157,257	$129,915

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

The following table presents the loss, expense and combined ratios for our insurance operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Loss	124.6%	81.7%	110.8%	79.2%
Expense	14.8%	18.0%	14.6%	20.2%
Combined	139.4%	99.7%	125.4%	99.4%

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

FIRST ACCEPTANCE CORPORATION 10-Q

The invested assets of the insurance company subsidiaries consist substantially of marketable, investment grade debt securities, and include U.S. government securities, municipal bonds, corporate bonds, mutual funds and collateralized mortgage obligations (“CMOs”), in addition to other alternative investments made into limited partnership interests and a real estate investment trust. Investment income is comprised primarily of interest earned on these securities, net of related investment expenses. Although investments are generally purchased with the intention to hold them until maturity, realized gains and losses could occur from time to time as changes are made to our holdings based upon changes in interest rates or the credit quality of specific securities, or to increase the statutory capital and surplus of the insurance company subsidiaries who carry fixed maturity securities at amortized cost.

The value of our consolidated available-for-sale investment portfolio was $129.1 million at June 30, 2016 and consisted of fixed maturity securities, a preferred stock, and investments in mutual funds, all carried at fair value with unrealized gains and losses reported in a separate component of stockholders’ equity. At June 30, 2016, we had gross unrealized gains of $8.0 million and gross unrealized losses of $0.1 million in our consolidated investments available-for-sale portfolio.

The value of our other investments was $10.3 million at June 30, 2016 and consisted of limited partnership interests carried at net asset value, which approximates fair value, with unrealized gains and losses reported as investment income, and a privately-held real estate investment trust carried at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. At June 30, 2016, we had gross unrealized gains attributable to our privately-held real estate investment trust of $0.4 million in our consolidated other investments.

At June 30, 2016, 94% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

The following table summarizes our investment securities at June 30, 2016 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2016	Cost	Gains	Losses	Value
U.S. government and agencies	$11,187	$437	$(1)	$11,623
State	700	3	—	703
Political subdivisions	4,294	78	—	4,372
Revenue and assessment	9,637	1,526	—	11,163
Corporate bonds	77,027	4,147	(4)	81,170
Collateralized mortgage obligations:
Agency backed	771	86	—	857
Non-agency backed – residential	2,616	515	(8)	3,123
Non-agency backed – commercial	1,673	543	—	2,216
Total fixed maturities, available-for-sale	107,905	7,335	(13)	115,227
Preferred stock, available-for-sale	1,500	348	—	1,848
Mutual funds, available-for-sale	11,813	324	(124)	12,013
	$121,218	$8,007	$(137)	$129,088

Three and Six Months Ended June 30, 2016 Compared with the Three and Six Months Ended June 30, 2015

Consolidated Results

For the three and six months ended June 30, 2016, we recognized $25.8 million and $31.0 million, respectively, of unfavorable prior period loss development.

Revenues for the three months ended June 30, 2016 increased 28% to $102.8 million from $80.6 million in the same period in the prior year. Loss before income taxes, for the three months ended June 30, 2016 was $30.6 million, compared with income before income taxes of $0.7 million for the three months ended June 30, 2015. Net loss for the three months ended June 30, 2016 was $19.9 million, compared with net income of $0.3 million for the three months ended June 30, 2015. Basic and diluted net loss per share were $0.48 for the three months ended June 30, 2016, compared with basic and diluted net income per share of $0.01 for the same period in the prior year.

FIRST ACCEPTANCE CORPORATION 10-Q

Revenues for the six months ended June 30, 2016 increased 28% to $199.7 million from $155.7 million in the same period in the prior year. Loss before income taxes, for the six months ended June 30, 2016 was $39.0 million, compared with income before income taxes of $1.5 million for the six months ended June 30, 2015. Net loss for the six months ended June 30, 2016 was $25.4 million, compared with net income of $0.8 million for the six months ended June 30, 2015. Basic and diluted net loss per share were $0.62 for the six months ended June 30, 2016, compared with basic and diluted net income per share of $0.02 for the same period in the prior year.

Insurance Operations

Revenues from insurance operations were $101.5 million for the three months ended June 30, 2016, compared with $80.6 million for the three months ended June 30, 2015. Revenues from insurance operations were $198.4 million for the six months ended June 30, 2016, compared with $155.7 million for the six months ended June 30, 2015.

Loss before income taxes from insurance operations for the three months ended June 30, 2016 was $30.4 million, compared with income before income taxes from insurance operations of $1.4 million for the three months ended June 30, 2015. Loss before income taxes from insurance operations for the six months ended June 30, 2016 was $37.5 million, compared with income before income taxes from insurance operations of $3.0 million for the six months ended June 30, 2015.

Premiums Earned

Premiums earned increased by $13.6 million, or 20%, to $80.9 million for the three months ended June 30, 2016, from $67.3 million for the three months ended June 30, 2015. For the six months ended June 30, 2016 premiums earned increased by $27.4 million, or 21%, to $157.3 million from $129.9 million for the six months ended June 30, 2015. This improvement was primarily due to higher average premiums and an increase in the number of policies in force.

Commission and Fee Income

Commission and fee income increased by $7.3 million, or 61%, to $19.2 million for the three months ended June 30, 2016, from $11.9 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, commission and fee income increased by $15.5 million, or 67%, to $38.8 million from $23.3 million for the six months ended June 30, 2015. Revenue from the former Titan retail locations acquired on July 1, 2015 contributed towards this increase. Commission and fee income also increased as a result of higher fee income related to commissionable ancillary products sold through our previously-existing retail locations and the increase in the number of policies in force.

Investment Income

Investment income was $1.6 million and $1.4 million for the three months ended June 30, 2016 and 2015, respectively. For both the six months ended June 30, 2016 and 2015, investment income was $2.6 million. At June 30, 2016 and 2015, the tax-equivalent book yields for our managed fixed maturities and cash equivalents portfolio were 2.1% and 2.8%, respectively, with effective durations of 2.71 and 3.27 years, respectively.

Net Realized Losses on Investments, Available-for-sale

Net realized losses on investments, available-for-sale during the three and six months ended June 30, 2016 included $147 thousand of charges related to other-than-temporary-impairment (“OTTI”) on a mutual fund and other net realized losses from redemptions.

Loss and Loss Adjustment Expenses

The loss ratio was 124.6% for the three months ended June 30, 2016, compared with 81.7% for the three months ended June 30, 2015. The loss ratio was 110.8% for the six months ended June 30, 2016, compared with 79.2% for the six months ended June 30, 2015. We experienced unfavorable development related to prior periods of $25.8 million and $31.0 million for the three and six months ended June 30, 2016, respectively. This unfavorable development for the three and six months ended June 30, 2016 was the result of increased losses primarily from the 2015 accident year across all major coverages. The most significant causes of the development were a greater than usual emergence of reported claims and higher bodily injury severity.

FIRST ACCEPTANCE CORPORATION 10-Q

Excluding prior period development, the loss ratios for the 2016 and 2015 accident years are now estimated to be 91.1% and 89.9%, respectively. These elevated loss ratios are primarily due to higher than expected claim frequency across all major coverages and higher bodily injury severity. We believe that an increase in distracted driving, along with an increase in the number of miles driven by insured drivers as a result of lower gas prices and a favorable economy has been a contributing factor to an industry-wide increase in frequency. In response, the Company has continued to implement aggressive rate and underwriting actions as warranted at a state and coverage level and strengthen its claims organization and processes.

Insurance Operating Expenses

Insurance operating expenses increased 28% to $30.3 million for the three months ended June 30, 2016, from $23.6 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, insurance operating expenses increased 23.2% to $60.0 million from $48.7 million for six months ended June 30, 2015. The increase in operating expenses for the three and six months ended June 30, 2016 is due to the addition of the former Titan retail locations acquired on July 1, 2015, additional variable cost associated with a higher number of policies in force, and additional salaries and benefit costs for the sales organization.

The expense ratio was 14.8% for the three months ended June 30, 2016, compared with 18.0% for the three months ended June 30, 2015. The expense ratio was 14.6% for the six months ended June 30, 2016, compared with 20.2% for the six months ended June 30, 2015. The year-over-year decrease in the expense ratio was primarily due to the increase in premiums earned which resulted in a lower percentage of fixed expenses in our retail operations (such as rent and base salary) and our ongoing efforts on cost containment.

Overall, the combined ratio increased to 139.4% for the three months ended June 30, 2016 from 99.7% for the three months ended June 30, 2015. For the six months ended June 30, 2016, the combined ratio increased to 125.4% from 99.4% for the six months ended June 30, 2015

(Benefit) Provision for Income Taxes

The benefit for income taxes was $10.7 million for the three months ended June 30, 2016, compared with a provision of $0.4 million for the three months ended June 30, 2015. The benefit for income taxes was $13.6 million for the six months ended June 30, 2016, compared with a provision of $0.7 million for the six months ended June 30, 2015. The amounts for both the three and six months ended June 30, 2016 include an increase in the valuation allowance for deferred tax assets of $0.3 million.

In assessing our ability to realize the DTA, both positive and negative evidence are used to evaluate the allowance. Although we have incurred a six-month pre-tax loss of $39.0 million which is a source of negative evidence, we placed greater weight on our outlook for future taxable income over the allowable time period for realization of the DTA and concluded that it is more likely than not that the remaining DTA will be realized. Regarding the length of time available to realize the DTA, at June 30, 2016, $20.2 million of the DTA related to net operating loss carryforwards do not expire until 2031 through 2036 and $2.0 million in AMT (“Alternative Minimum Tax”) carryforwards have no expiration date. The DTA valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the DTA will not be realized. In the event the DTA valuation allowance is adjusted, we would record an income tax expense for the adjustment.

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the three months ended June 30, 2016 was $0.2 million, compared with $0.7 million for the three months ended June 30, 2015. Loss before income taxes from real estate and corporate operations for both the six months ended June 30, 2016 and 2015 was $1.5 million. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by a gain on the sale of foreclosed real estate and investment income on corporate invested assets. On May 4, 2016, we sold one of our two remaining tracts of land resulting in a gain of $1.2 million.

We incurred $1.1 million of interest expense for the three months ended June 30, 2016, compared with $0.4 million for the three months ended June 30, 2015. We incurred $2.1 million of interest expense for the six months ended June 30, 2016, compared with $0.9 million for the six months ended June 30, 2015. The three and six months ended June 30, 2016 included $0.6 million and $1.2 million, respectively, of interest expense on a new term loan from our principal stockholder to finance the July 1, 2015 Titan acquisition. The balance of interest expense is related to the debentures. For additional information, see “Liquidity and Capital Resources” in this report.

FIRST ACCEPTANCE CORPORATION 10-Q

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash provided by operating activities for the six months ended June 30, 2016 was $10.8 million, compared with $20.9 million for the same period in the prior fiscal year. Net cash provided by investing activities for the six months ended June 30, 2016 was $8.0 million, compared to net cash used by investing activities of $49.6 million for the same period in the prior fiscal year, which included a deposit of $33.7 million required under the Titan asset purchase agreement. The net decrease to our investment portfolio for the six months ended June 30, 2016 was primarily the result of maturities and redemptions and distributions from other investments. Investing activities for the six months ended June 30, 2016 included capital expenditures of $2.0 million as compared to $1.2 million in the same period in the prior year, and the current period also included $1.8 million of proceeds from the sale of foreclosed real estate.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures and term loan payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products and insurance policies on behalf of third-party carriers by our agency operations, including the recent Titan acquisition. In July 2016, the holding company contributed $5.0 million to the statutory capital and surplus of the insurance company subsidiaries. At July 31, 2016, our holding company had $2.8 million available remaining in unrestricted cash and investments. These funds and the additional unrestricted cash from our agency operations will be used to pay our future cash requirements outside of the insurance company subsidiaries in the short-term and foreseeable future.

The holding company has debt service requirements related to the debentures payable and the term loan to a principal shareholder. The debentures are interest-only and mature in full in July 2037. The debentures accrue interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures for the six months ended June 30, 2016 ranged from 4.366% to 4.387%. In July 2016 the interest rate reset to 4.507% through October 2016. The term loan is interest-only and matures in full in June 2025. The interest rate on the term loan is 8%.

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At June 30, 2016, our insurance company subsidiaries could pay not pay any dividends due to a negative unassigned surplus position.

We have three insurance company subsidiaries that are organized and domiciled under the insurance statutes of Texas, Georgia, and Tennessee. Our insurance company subsidiaries also operate under licenses issued by various state insurance authorities. Such licenses may be of perpetual duration or periodically renewable, provided we continue to meet applicable regulatory requirements.

For the six months ended June 30, 2016, the insurance company subsidiaries experienced a reduction in statutory capital and surplus of $38.6 million primarily as a result of the unfavorable loss development during this period. The National Association of Insurance Commissioners (“NAIC”) Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. Failure to meet applicable risk-based capital requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Although statutory risk-based capital calculations are only made as of each December 31, we have estimated that the insurance company subsidiaries remain above the company action levels as of June 30, 2016. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratio for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus was 5.13-to-1 at June 30, 2016 which is in excess of the suggested guidelines.

At June 30, 2016, the insurance company subsidiaries had combined statutory capital and surplus of $60.2 million. Therefore, despite the need to develop a business plan to address the regulatory net premiums written to statutory capital and surplus guidelines, we believe that existing cash and investment balances, when combined with anticipated cash flows as noted above, will be adequate to meet our expected liquidity needs, for both the holding company and our insurance company subsidiaries, in both the short-term and the foreseeable future.

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

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2016 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$121,156	$118,220	$115,227	$112,232	$109,237	$103,249

FIRST ACCEPTANCE CORPORATION 10-Q

The following table provides information about our fixed maturity investments at June 30, 2016 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and any previously recognized impairment) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2016	$2,668	$197	$—	$2,865
2017	8,444	3,590	—	12,034
2018	8,287	15	—	8,302
2019	9,451	15	—	9,466
2020	7,234	15	—	7,249
Thereafter	68,877	72	—	68,949
Total	$104,961	$3,904	$—	$108,865
Fair value	$111,357	$3,870	$—	$115,227

On June 15, 2007, our wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I (“FAST I”), used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. FAST I is a variable interest entity that does not meet the requirements for consolidation of FASB ASC 810, Consolidation. The debentures are interest-only and mature in full in July 2037. The debentures accrue interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures for the six months ended June 30, 2016 ranged from 4.366% to 4.387%. In July 2016 the interest rate reset to 4.507% through October 2016.

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment, excluding U.S. government and agency securities, is in a single mutual fund with a fair value of $7.4 million, or 6% of our available-for-sale portfolio. Our five largest investments make up 19% of our available-for-sale portfolio.

The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized statistical rating organizations at June 30, 2016 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$3,397	3%	$3,531	3%
AA+, AA, AA-	35,054	32%	36,986	32%
A+, A, A-	48,662	45%	51,994	45%
BBB+, BBB, BBB-	15,393	14%	16,201	14%
Total investment grade	102,506	95%	108,712	94%

Not rated	2,018	2%	2,129	2%

BB+, BB, BB-	500	0%	520	0%
B+, B, B-	379	0%	399	0%
CCC+, CCC, CCC-	951	1%	1,268	1%
CC+, CC, CC-	54	0%	250	0%
C+, C, C-	591	1%	863	1%
D	906	1%	1,086	1%
Total non-investment grade	3,381	3%	4,386	4%
Total	$107,905	100%	$115,227	100%

FIRST ACCEPTANCE CORPORATION 10-Q

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of June 30, 2016. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

FIRST ACCEPTANCE CORPORATION

Date: August 19, 2016	By:	/s/ Brent J. Gay
Brent J. Gay
Chief Financial Officer