Form 10-Q
period 2016-09-30
FIRST ACCEPTANCE CORP /DE/
filed 2016-11-10
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐    No ☒

At November 9, 2016, there were 41,096,037 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Investments, available-for-sale at fair value (amortized cost of $119,780 and $128,304, respectively)	$122,646	$131,582
Cash, cash equivalents, and restricted cash	143,371	115,587
Premiums, fees, and commissions receivable, net of allowance of $451 and $454, respectively	75,770	69,881
Receivable for securities	20,026	—
Deferred tax assets, net	32,216	18,301
Other investments	9,653	11,256
Other assets	6,613	6,950
Property and equipment, net	5,292	5,141
Deferred acquisition costs	5,750	5,509
Goodwill	29,384	29,429
Identifiable intangible assets, net	7,814	8,491
TOTAL ASSETS	$458,535	$402,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$164,700	$122,071
Unearned premiums and fees	89,820	83,426
Debentures payable	40,290	40,256
Term loan from principal stockholder	29,773	29,753
Payable for securities	37,929	—
Accrued expenses	7,265	7,345
Other liabilities	10,693	15,606
Total liabilities	380,470	298,457
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 41,096 issued and outstanding	411	411
Additional paid-in capital	457,681	457,476
Accumulated other comprehensive income, net of tax of $22 and $62, respectively	3,416	3,491
Accumulated deficit	(383,443)	(357,708)
Total stockholders’ equity	78,065	103,670
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$458,535	$402,127

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Premiums earned	$76,740	$67,508	$233,997	$197,423
Commission and fee income	19,291	18,974	58,055	42,252
Investment income	1,187	1,144	3,795	3,695
Gain on sale of foreclosed real estate	—	—	1,237	—
Net realized gains (losses) on investments, available-for- sale (includes $4,892 and $4,745, respectively, of accumulated other comprehensive loss reclassification for net unrealized gains in 2016)	4,897	(6)	4,733	(13)
	102,115	87,620	301,817	243,357
Costs and expenses:
Losses and loss adjustment expenses	71,079	57,367	245,262	160,304
Insurance operating expenses	28,940	29,309	88,901	78,039
Other operating expenses	369	295	932	881
Litigation settlement	—	3,406	—	3,645
Stock-based compensation	59	37	164	109
Depreciation	667	424	1,934	1,224
Amortization of identifiable intangibles assets	240	254	717	261
Interest expense	1,088	1,052	3,213	1,924
	102,442	92,144	341,123	246,387
Loss before income taxes	(327)	(4,524)	(39,306)	(3,030)
Provision (benefit) for income taxes	6	(1,506)	(13,571)	(813)
Net loss	$(333)	$(3,018)	$(25,735)	$(2,217)
Net loss per share:
Basic and diluted	$(0.01)	$(0.07)	$(0.63)	$(0.05)
Number of shares used to calculate net loss per share:
Basic and diluted	41,096	41,041	41,074	41,026
Reconciliation of net loss to other comprehensive loss:
Net loss	$(333)	$(3,018)	$(25,735)	$(2,217)
Unrealized change in investments:
Unrealized change in investments arising during the period, net of tax of $4, $(17), $1,621 and $(609), respectively	7	(32)	3,009	(1,131)
Reclassification of net realized gains on investments, available-for-sale, included in net loss, net of tax of $(1,712) and $(1,661), respectively, in 2016	(3,180)	—	(3,084)	—
Comprehensive loss	$(3,506)	$(3,050)	$(25,810)	$(3,348)

Detail of net realized gains (losses) on investments, available-for-sale:
Net realized gains (losses) on sales and redemptions	$4,897	$(6)	$4,880	$(13)
Other-than-temporary impairment charges	—	—	(147)	—
Net realized gains (losses) on investments, available-for- sale	$4,897	$(6)	$4,733	$(13)

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$ (25,735)	$ (2,217)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	1,934	1,224
Amortization of identifiable intangibles assets	717	261
Stock-based compensation	164	109
Deferred income taxes	(13,879)	(1,111)
Other-than-temporary impairment on investments, available-for-sale	147	—
Net realized (gains) losses on sales and redemptions of investments	(4,880)	13
Investment income from other investments	(408)	(301)
Gain on sale of foreclosed real estate, net	(1,237)	—
Other	170	212
Change in:
Premiums, fees, and commission receivable	(5,886)	(18,041)
Deferred acquisition costs	(241)	(1,969)
Loss and loss adjustment expense reserves	42,629	18,396
Unearned premiums and fees	6,394	18,935
Accrued expenses	(47)	6,122
Other liabilities	(4,913)	2,403
Other	(692)	13
Net cash (used in) provided by operating activities	(5,763)	24,049
Cash flows from investing activities:
Purchases of investments, available-for-sale	(62,950)	(21,022)
Maturities and redemptions of investments, available-for-sale	9,155	8,372
Sales of fixed maturities, available-for-sale	66,879	—
Purchases of other investments	(957)	(1,739)
Distributions from other investments	3,270	577
Net change in receivable/payable for securities	17,903	—
Capital expenditures	(1,523)	(1,529)
Proceeds from sale of foreclosed real estate, net	1,769	—
Acquisition of identifiable intangible assets	(40)	(205)
Business acquired through asset purchase	—	(33,770)
Net cash provided by (used in) investing activities	33,506	(49,316)
Cash flows from financing activities:
Proceeds from term loan from principal stockholder	—	30,000
Net proceeds from issuance of common stock	41	45
Net cash provided by financing activities	41	30,045
Net change in cash, cash equivalents, and restricted cash	27,784	4,778
Cash, cash equivalents, and restricted cash, beginning of period	115,587	102,429

Cash, cash equivalents, and restricted cash, end of period	$ 143,371	$ 107,207

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

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consist of bank demand deposits and highly-liquid investments, including overnight collateralized purchase agreements. All investments with maturities of three months or less at the date of purchase are considered cash equivalents. At September 30, 2016 and December 31, 2015 the Company had restricted cash equivalents of $17.1 million and $9.4 million, respectively.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Fair Value of Financial Instruments

The carrying values and fair values of certain financial instruments were as follows (in thousands).

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Investments, available-for-sale	$122,646	$122,646	$131,582	$131,582
Other investments	9,653	9,653	11,256	11,256
Liabilities:
Debentures payable	40,290	11,242	40,256	20,275
Term loan from principal stockholder	29,773	15,815	29,753	28,504

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

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant	Proportionate
		Markets for	Observable	Unobservable	Share of
		Identical Assets	Inputs	Inputs	Net Assets
September 30, 2016	Total	(Level 1)	(Level 2)	(Level 3)	(NAV)
Fixed maturities, available-for-sale:
U.S. government and agencies	$19,380	$19,380	$—	$—	$—
Political subdivisions	4,319	—	4,319	—	—
Revenue and assessment	5,947	—	5,947	—	—
Corporate bonds	48,704	—	48,704	—	—
Collateralized mortgage obligations:
Agency backed	23,624	—	23,624	—	—
Non-agency backed – residential	3,055	—	3,055	—	—
Non-agency backed – commercial	1,922	—	1,922	—	—
Total fixed maturities, available-for-sale	106,951	19,380	87,571	—	—
Preferred stock, available-for-sale	3,313	3,313	—	—	—
Mutual funds, available-for-sale	12,382	12,382	—	—	—
Total investments, available-for-sale	122,646	35,075	87,571	—	—
Other investments	9,653	—	—	4,535	5,118
Cash, cash equivalents, and restricted cash	143,371	143,371	—	—	—
Total	$275,670	$178,446	$87,571	$4,535	$5,118

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant	Proportionate
		Markets for	Observable	Unobservable	Share of
		Identical Assets	Inputs	Inputs	Net Assets
December 31, 2015	Total	(Level 1)	(Level 2)	(Level 3)	(NAV)
Fixed maturities, available-for-sale:
U.S. government and agencies	$13,113	$13,113	$—	$—	$—
State	702	—	702	—	—
Political subdivisions	4,363	—	4,363	—	—
Revenue and assessment	12,644	—	12,644	—	—
Corporate bonds	80,785	—	80,785	—	—
Collateralized mortgage obligations:
Agency backed	873	—	873	—	—
Non-agency backed – residential	3,455	—	3,455	—	—
Non-agency backed – commercial	2,507	—	2,507	—	—
Total fixed maturities, available-for-sale	118,442	13,113	105,329	—	—
Preferred stock, available-for-sale	1,723	1,723	—	—	—
Mutual funds, available-for-sale	11,417	11,417	—	—	—
Total investments, available-for-sale	131,582	26,253	105,329	—	—
Other investment	11,256	—	—	3,276	7,980
Cash, cash equivalents, and restricted cash	115,587	115,587	—	—	—
Total	$258,425	$141,840	$105,329	$3,276	$7,980

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified security in the table above consists of an investment in the common stock of a real estate investment trust for which fair value has been determined using a model driven valuation that does not have observable market data. There were no transfers between Level 1 and Level 2 for the three and nine months ended September 30, 2016 and 2015. The Company’s policy is to recognize transfers between levels at the end of the reporting period based on specific identification. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table represents the quantitative disclosure for the asset classified as Level 3 during the nine months ended September 30, 2016 (in thousands).

Fair Value
Measurements Using
Significant Unobservable
Inputs (Level 3)

Common Stock
at Fair Value
Balance at December 31, 2015	$3,276
Gains included in net loss	—
Gains included in comprehensive loss	302
Investments and capital calls	957
Distributions received	—
Transfers into and out of Level 3	—
Balance at September 30, 2016	$4,535

3. Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2016	Cost	Gains	Losses	Value
U.S. government and agencies	$ 19,141	$ 246	$ (7)	$ 19,380
Political subdivisions	4,264	55	—	4,319
Revenue and assessment	5,639	308	—	5,947
Corporate bonds	48,419	391	(106)	48,704
Collateralized mortgage obligations:
Agency backed	23,553	86	(15)	23,624
Non-agency backed – residential	2,493	569	(7)	3,055
Non-agency backed – commercial	1,433	489	—	1,922
Total fixed maturities, available-for-sale	104,942	2,144	(135)	106,951
Preferred stock, available-for-sale	3,025	307	(19)	3,313
Mutual funds, available-for-sale	11,813	569	—	12,382
	$ 119,780	$ 3,020	$ (154)	$ 122,646

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
U.S. government and agencies	$13,036	$162	$(85)	$13,113
State	698	4	—	702
Political subdivisions	4,354	9	—	4,363
Revenue and assessment	11,770	895	(21)	12,644
Corporate bonds	79,426	2,022	(663)	80,785
Collateralized mortgage obligations:
Agency backed	793	80	—	873
Non-agency backed – residential	2,877	579	(1)	3,455
Non-agency backed – commercial	1,891	616	—	2,507
Total fixed maturities, available-for-sale	114,845	4,367	(770)	118,442
Preferred stock, available-for-sale	1,500	223	—	1,723
Mutual funds, available-for-sale	11,959	120	(662)	11,417
	$128,304	$4,710	$(1,432)	$131,582

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
September 30, 2016	Gains	Losses	Losses	Securities
One year or less	$4,821	$3,572	$—	$8,393
After one through five years	24,019	2,112	2,000	28,131
After five through ten years	16,149	12,957	—	29,106
After ten years	7,762	4,958	—	12,720
No single maturity date	5,709	22,892	—	28,601
	$58,460	$46,491	$2,000	$106,951

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than	Greater	Gross
	or equal to	than 12	Unrealized
At:	12 months	months	Gains
September 30, 2016	12	—	57
December 31, 2015	21	4	70

The following table reflects the fair value and gross unrealized losses of those fixed maturity securities in a continuous unrealized loss position for greater than 12 months at December 31, 2015. There were no securities meeting these criteria at September 30, 2016. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

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

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at September 30, 2016:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$47,891	$(147)	$(147)	$—	$—
Six months	—	—	—	—	—
Nine months	105	(7)	—	(7)	—
Twelve months	—	—	—	—	—
Greater than twelve months	—	—	—	—	—
Total	$47,996	$(154)	$(147)	$(7)	$—

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at December 31, 2015:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$20,899	$(130)	$(130)	$—	$—
Six months	7,036	(465)	—	(465)	—
Nine months	14,057	(395)	(197)	(197)	(1)
Twelve months	7,892	(201)	(201)	—	—
Greater than twelve months	7,689	(241)	(241)	—	—
Total	$57,573	$(1,432)	$(769)	$(662)	$(1)

Other-Than-Temporary Impairment

For the nine months ended September 30, 2016, the Company recognized OTTI charges in net income of $147 thousand related to one mutual fund.

The Company believes that the remaining securities having unrealized losses at September 30, 2016 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

Other Investments

Other investments consist of the common stock of a real estate investment trust and limited partnership interests in two funds that invest in (i) commercial real estate and secured commercial real estate loans acquired from financial intuitions, (ii) small balance distressed secured loans and debt securities and (iii) undervalued international publicly-traded equities. These investments have redemption and transfer restrictions. The Company recently withdrew from one limited partnership investment and received the final withdrawal installment in July 2016. The Company does not intend to sell the remaining investments, and it is more likely than not that the Company will not be required to sell them before the expiration of such restrictions. At September 30, 2016, the Company had unfunded commitments of $0.2 million with two of these investments.

Restrictions

At September 30, 2016, fixed maturities and cash equivalents with a fair value and amortized cost of $6.6 million were on deposit with various insurance departments as a requirement of doing business in those states. Cash equivalents with a fair value and amortized cost of $15.6 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Fixed maturities, available-for-sale	$971	$1,077	$2,922	$3,131
Mutual funds, available-for-sale	153	164	519	457
Other investments	53	(27)	408	301
Other	130	56	313	174
Investment expenses	(120)	(126)	(367)	(368)
	$1,187	$1,144	$3,795	$3,695

The components of net realized gains (losses) on investments, available-for-sale at fair value follow (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gains	$4,900	$—	$4,900	$3
Losses	(3)	(6)	(20)	(16)
Other-than-temporary impairment	—	—	(147)	—
	$4,897	$(6)	$4,733	$(13)

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) is included in other comprehensive loss. The amounts of non-credit OTTI for securities still owned was $0.9 million for non-agency backed residential collateralized mortgage obligations (“CMOs”) and $0.2 million related to non-agency backed commercial CMOs at both September 30, 2016 and December 31, 2015.

4. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(333)	$(3,018)	$(25,735)	$(2,217)
Weighted average common basic shares	41,096	41,041	41,074	41,026
Effect of dilutive securities	—	—	—	—
Weighted average common dilutive shares	41,096	41,041	41,074	41,026
Basic and diluted net loss per share	$(0.01)	$(0.07)	$(0.63)	$(0.05)

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

For the three months ended September 30, 2016, the computation of diluted net loss per share did not include 270 thousand restricted stock units, a dilutive effect of 5 thousand shares, since their inclusion would have been anti-dilutive. Options to purchase 1,045 thousand shares were not included in the computation of diluted net loss per share for the three months ended September 30, 2016, since their exercise price was in excess of the average stock prices for these periods.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

For the nine months ended September 30, 2016, the computation of diluted net loss per share did not include options to purchase 825 thousand shares and 270 thousand restricted stock units, a dilutive effect of 176 thousand shares and 23 thousand shares, respectively, since their inclusion would have been anti-dilutive. Options to purchase 220 thousand shares were not included in the computation of diluted net loss per share for the nine months ended September 30, 2016, since their exercise price was in excess of the average stock prices for these periods.

For the three and nine months ended September 30, 2015, the computation of diluted net income per share did not include options to purchase 825 thousand shares, a dilutive effect of 335 thousand shares and 324 thousand shares, respectively, and 141 thousand restricted stock units, a dilutive effect of 30 thousand shares and 19 thousand shares, respectively, since their inclusion would have been anti-dilutive. Options to purchase 260 thousand shares were not included in the computation of diluted net income per share for the three and nine months ended September 30, 2015, since their exercise prices were in excess of the average stock prices for these periods.

5. Losses and Loss Adjustment Expenses Incurred and Paid

Information regarding the reserve for unpaid losses and loss adjustment expenses (“LAE”) is as follows (in thousands).

	Nine Months Ended
	September 30,
	2016	2015
Liability for unpaid losses and LAE at beginning of period, gross	$122,071	$96,613
Reinsurance balances receivable	(464)	(362)
Liability for unpaid losses and LAE at beginning of period, net	121,607	96,251
Add: Provision for losses and LAE:
Current period	217,802	159,686
Prior periods	27,460	618
Net losses and LAE incurred	245,262	160,304
Less: Losses and LAE paid:
Current period	111,307	87,280
Prior periods	91,703	54,697
Net losses and LAE paid	203,010	141,977
Liability for unpaid losses and LAE at end of period, net	163,859	114,578
Reinsurance balances receivable	841	431
Liability for unpaid losses and LAE at end of period, gross	$164,700	$115,009

The unfavorable development for the nine months ended September 30, 2016 was the result of increased losses primarily from the 2015 accident year across all major coverages. The most significant causes of the development were a greater than usual emergence of reported claims and higher bodily injury severity.

6. Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Federal:
Current	$—	$(30)	$—	$21
Deferred	(162)	(1,467)	(13,789)	(1,065)
	(162)	(1,497)	(13,789)	(1,044)
State:
Current	149	43	308	277
Deferred	19	(52)	(90)	(46)
	168	(9)	218	231
	$6	$(1,506)	$(13,571)	$(813)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to loss before income taxes as a result of the following (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Benefit for income taxes at statutory rate	$(115)	$(1,584)	$(13,758)	$(1,061)
Tax effect of:
Tax-exempt investment income	(10)	(5)	(30)	(15)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to federal income taxes	(6)	6	51	8
Stock-based compensation	12	—	29	22
State income taxes, net of federal income tax benefit and state valuation allowance	116	(24)	110	134
Other	9	101	27	99
	$6	$(1,506)	$(13,571)	$(813)

The Company had a deferred tax asset (“DTA”) valuation allowance of $2.1 million at September 30, 2016 and $1.7 million at December 31, 2015, attributable to certain amounts related to state taxes and OTTI that are not more likely than not to be realized. In assessing the Company’s ability to realize the DTA, both positive and negative evidence are used to evaluate the allowance. Although the Company has incurred a nine-month pre-tax loss of $39.3 million which is a source of negative evidence, it placed greater weight on its outlook for future taxable income over the allowable time period for realization of the DTA and concluded that it is more likely than not that the remaining DTA will be realized. Regarding the length of time available to realize the DTA, at September 30, 2016, $20.6 million of the DTA related to net operating loss carryforwards do not expire until 2031 through 2036 and $2.0 million in AMT (“Alternative Minimum Tax”) carryforwards have no expiration date. The DTA valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the DTA will not be realized. In the event the DTA valuation allowance is adjusted, the Company would record an income tax expense for the adjustment.

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

The following table presents selected financial data by business segment (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Insurance	$102,099	$87,604	$300,533	$243,307
Real estate and corporate	16	16	1,284	50
Consolidated total	$102,115	$87,620	$301,817	$243,357
Income (loss) before income taxes:
Insurance	$1,173	$(3,156)	$(36,280)	$(166)
Real estate and corporate	(1,500)	(1,368)	(3,026)	(2,864)
Consolidated total	$(327)	$(4,524)	$(39,306)	$(3,030)

	September 30,	December 31,
	2016	2015
Total assets:
Insurance	$416,182	$373,475
Real estate and corporate	42,353	28,652
Consolidated total	$458,535	$402,127

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Litigation

The Company is named as a defendant in various lawsuits, arising in the ordinary course of business, generally relating to its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves. The Company also faces lawsuits from time to time that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action and individual lawsuits that involve issues arising in the course of the Company’s business. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by FASB ASC 450, Contingencies (“FASB ASC 450”). Pursuant to FASB ASC 450, reserves for a loss may only be recognized if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management evaluates each legal action and records reserves for losses, as warranted, by establishing a reserve in its consolidated balance sheets in loss and loss adjustment expense reserves for bad faith claims and in other liabilities for other lawsuits. Amounts incurred are recorded in the Company’s consolidated statements of comprehensive loss in losses and loss adjustment expenses for bad faith claims and in insurance operating expenses for other lawsuits unless otherwise disclosed.

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

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. The amendment also eliminates today’s requirement that customers analogize to the leases standard when determining the assets acquired in a software licensing arrangement. For calendar year-end entities, the guidance was effective January 1, 2016 with the option to apply the guidance either prospectively or retrospectively. The Company has elected to apply this guidance prospectively, which resulted in $5 thousand of software licenses included in identifiable intangibles assets on the consolidated balance sheet as of September 30, 2016. Prior to this guidance, these licenses would have been included in property and equipment on the consolidated balance sheet.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-20): Recognition and Measure of Financial Assets and Financial Liabilities” which requires entities to measure many equity investments at fair value and recognize changes in fair value in net income (loss), as opposed to the current practice of other comprehensive income (loss). The requirement does not apply to equity investments that result in consolidation, those accounted for under the equity method and certain others. The guidance provides a new measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. Under this alternative, these investments can be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those years. The Company believes that its other investment in a real estate investment trust will fall under the guidance of the new measurement alternative and that future changes in fair value will be recognized in net income (loss), as opposed to the current practice of other comprehensive income (loss). The Company has not determined the impact on future consolidated financial statements once this is adopted.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” which clarifies how entities should classify certain cash receipts and cash payments, including how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. Entities will have to apply the guidance retrospectively, but if it is impracticable to do so for an issue, the amendments related to that issue would be applied prospectively. The Company has not determined the impact on future consolidated financial statements once this is adopted.

10. Related Parties

In April 2016, the Company entered into standard agreements for Treasury and Custodial Services with a bank indirectly owned 15% by our principal stockholder. The fees under these agreements for the three and nine months ended September 30, 2016 were $47 thousand and $93 thousand, respectively.

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

The Company considers this acquisition to be a separate reporting unit for goodwill impairment analysis purposes. At September 30, 2016, the Company concluded that there was no indication of impairment and that a quantitative analysis was not necessary as of this date. The date of the Company’s annual impairment analysis is each October 1.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Pro Forma Information

The following unaudited pro forma combined statement of income for the nine months ended September 30, 2015 is based on our historical consolidated financial statements and gives effect to the acquisition of the Titan Agencies as if it had occurred on January 1, 2014. The pro forma combined financial statement does not necessarily reflect what the combined results of operations would have been had the acquisition occurred on the date indicated. It also may not be useful in predicting the future combined results of operations. The actual combined results of operations may differ significantly from the combined pro forma amounts reflected herein due to a variety of factors.

Pro Forma Statement of Income Nine Months Ended September 30, 2015	Company Historical	Titan Agencies Historical Six Months Ended June 30, 2015	Pro Forma Adjustments		Pro Forma Combined
Revenues:
Premiums earned	$ 197,423	$ —	$ —		$ 197,423
Commission and fee income	42,252	14,547	—		56,799
Investment income	3,695	—	—		3,695
Net realized losses on investments, available-for-sale	(13)	—	—		(13)
	243,357	14,547	—		257,904
Costs and expenses:
Losses and loss adjustment expenses	160,304	—	—		160,304
Insurance operating expenses	78,039	14,555	—		92,594
Other operating expenses	881	—	—		881
Litigation settlement	3,645	—	—		3,645
Stock-based compensation	109	—	—		109
Depreciation	1,224	—	50	(a)	1,274
Amortization of identifiable intangibles assets	261	—	455	(b)	716
Interest expense	1,924	—	1,190	(c)	3,114
	246,387	14,555	1,695		262,637
Loss before income taxes	(3,030)	(8)	(1,695)		(4,733)
Benefit for income taxes	(813)	(3)	(678)	(d)	(1,494)
Net loss	$ (2,217)	$ (5)	$ (1,017)		$ (3,239)
Net loss per share:
Basic	$ (0.05)				$ (0.08)
Diluted	$ (0.05)				$ (0.08)
Number of shares used to calculate net loss per share:
Basic	41,026				41,026
Diluted	41,026				41,026

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

(Unaudited)

12. Current Liquidity and Statutory Capital and Surplus

The Company has $70.0 million in long-term borrowings of which $40.0 million matures in 2037 and $30.0 million matures in 2025. At September 30, 2016, the Company was in compliance with the covenants related to these borrowings. Such borrowings are not obligations of the Company’s regulated insurance company subsidiaries who at September 30, 2016 had combined statutory capital and surplus of $62.5 million. The Company believes that it has sufficient liquidity to meet its current obligations in the foreseeable future, including the payment of interest on its long-term borrowings which it currently funds through the cash flows of its agency operations which are generated outside the Company’s regulated insurance company subsidiaries and are not subject to any limitation on the payment of dividends to the holding company.

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

For the nine months ended September 30, 2016, the insurance company subsidiaries experienced a reduction in combined statutory capital and surplus of $36.3 million, primarily as a result of the unfavorable loss development during the period. The National Association of Insurance Commissioners (“NAIC”) Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. Failure to meet applicable risk-based capital requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision, or even liquidation. Although statutory risk-based capital calculations are only made as of each December 31, the Company estimated that the three insurance company subsidiaries remain above the regulatory company action levels as of September 30, 2016. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratio for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus was 4.90-to-1 at September 30, 2016 which is in excess of the suggested guidelines. Management is currently operating under a business plan to reduce premium writings and increase statutory capital and surplus to address the net premiums written to statutory capital and surplus guidelines.

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

New York Stock Exchange Listing

Our common stock is listed on the New York Stock Exchange (the “NYSE”).  On October 14, 2016, we received notice from the NYSE (the “NYSE Notice”) that we were not in compliance with the NYSE’s continued listing standards set forth in the NYSE Listed Company Manual, which require the average closing price of our common stock to be at least $1.00 per share over a consecutive 30 trading-day period.  As of October 12, 2016, the 30 trading-day average closing price of our common stock was $0.99 per share.

Upon receipt of the notice of non-compliance from the NYSE, we became subject to the procedures set forth in Sections 801 and 802 of the NYSE Listed Company Manual.  As required by the NYSE, we have responded, acknowledging the notification.  Under the NYSE rules, we have six months from receipt of the NYSE Notice to regain compliance with the minimum share price rule.  We expect that our common stock will continue to be listed on the NYSE during this period, subject to our continued compliance with the NYSE’s other continued listing standards.

FIRST ACCEPTANCE CORPORATION 10-Q

General

We are principally a retailer, servicer and underwriter of non-standard personal automobile insurance. Non-standard personal automobile insurance is made available to individuals because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, and failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type. At September 30, 2016, we also owned a tract of land in San Antonio, Texas that is held for sale. On May 4, 2016, we sold one tract of land resulting in a gain of $1.2 million.

At September 30, 2016, we leased and operated 369 retail locations (or “stores”) and a call center staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary insurance product providing personal property and liability coverage for renters underwritten by us. In addition, retail locations in some markets offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers for which we receive a commission.

Our insurance operations generate revenue from selling non-standard personal automobile insurance products and related products in 17 states. We conduct our servicing and underwriting operations in 14 states and are licensed as an insurer in 12 additional states. After obtaining a license in California, we began selling our non-standard personal automobile insurance product in late June 2016 on a limited basis.

At September 30, 2016, 287 of our 369 stores primarily sell non-standard personal automobile insurance products underwritten by us.

See the discussion in Item 1. “Business—General” in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information with respect to our business.

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business. The Company used the expiration of 24 Chicago-area leases in January 2016 to consolidate these locations and better align them with our customers’ needs. As a result, 7 strategically-placed stores were opened as replacements from November 2015 to April 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Retail locations – beginning of period	409	359	440	356
Opened	—	—	4	5
Acquired	—	83	—	83
Closed	(40)	(4)	(75)	(6)
Retail locations – end of period	369	438	369	438

FIRST ACCEPTANCE CORPORATION 10-Q

The following table shows the number of our retail locations by state.

	September 30,		June 30,		December 31,
	2016	2015	2016	2015	2015	2014
Alabama	23	24	24	24	24	24
Arizona	10	10	10	—	10	—
California	47	48	47	—	48	—
Florida	34	39	34	35	39	31
Georgia	53	60	60	60	60	60
Illinois	39	58	41	60	61	60
Indiana	16	17	17	17	17	17
Mississippi	6	7	7	7	7	7
Missouri	6	9	9	9	9	10
Nevada	4	4	4	—	4	—
New Mexico	5	5	5	—	5	—
Ohio	27	27	27	27	27	27
Pennsylvania	11	14	13	15	14	15
South Carolina	20	25	23	25	24	25
Tennessee	23	23	23	23	23	22
Texas	45	68	65	57	68	58
Total	369	438	409	359	440	356

Recent Actions

We have taken the following actions to reduce premiums written and increase statutory capital and surplus with the goal of returning our ratio of net premiums written to statutory capital and surplus to within regulatory guidelines and improve profitability:

•

We have filed and received approval for substantial rate increases in response to our increase in claim frequency.  The magnitude and frequency of these increases is unprecedented in our recent history;

•	We closed 39 poorly-performing stores during the most recent quarter and an additional nine stores in October;
•	We reduced premium writings, through the closing of the poorly performing stores, by temporarily suspending new business in selected areas of our business, and tightening our underwriting standards;
•

We increased our statutory capital and surplus during the most recent quarter by selling available-for-sale securities with unrealized gains ($4.9 million) and through capital contributions from net income derived from our insurance agency operations ($2.6 million).

Titan Acquisition

Effective July 1, 2015, we acquired certain assets of Titan Insurance Services, Inc. and Titan Auto Insurance of New Mexico, Inc. (the “Titan Agencies”). These 82 retail locations, which are now rebranded under our Acceptance Insurance name, primarily sell private passenger non-standard automobile insurance policies underwritten by unrelated insurance companies for which our revenues are in the form of commission and fee income. We currently offer our own product in Texas, Florida and, on a limited basis, in California and are developing our products for Arizona, Nevada and New Mexico. A call center location that we acquired was closed during 2016 and consolidated into our existing call center.

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

The following table presents gross premiums earned by state (in thousands). Driven primarily by a 13% year-over-year increase in our average in-force premium, net premiums earned for the three and nine months ended September 30, 2016 increased 14% and 19%, compared with the same periods in the prior year.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gross premiums earned:
Georgia	$ 16,344	$ 13,079	$ 47,672	$ 37,619
Florida	11,524	10,231	35,309	30,639
Texas	10,402	8,990	32,285	26,365
Ohio	7,568	6,688	23,258	19,814
Alabama	7,143	6,238	21,193	18,333
South Carolina	6,718	5,115	20,664	14,691
Illinois	4,982	6,030	16,238	18,213
Tennessee	4,842	4,486	14,830	12,141
Pennsylvania	2,406	2,303	7,399	6,923
Indiana	2,322	2,003	6,994	5,869
Missouri	1,307	1,451	4,693	4,315
Mississippi	965	852	3,003	2,540
Virginia	235	138	700	232
California	99	—	99	—
Total gross premiums earned	76,857	67,604	234,337	197,694
Premiums ceded to reinsurer	(117)	(96)	(340)	(271)
Total net premiums earned	$ 76,740	$ 67,508	$ 233,997	$ 197,423

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

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents the loss, expense, and combined ratios for our insurance operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Loss	92.6%	85.0%	104.8%	81.2%
Expense	13.8%	16.3%	14.3%	18.9%
Combined	106.4%	101.3%	119.1%	100.1%

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

The invested assets of the insurance company subsidiaries consist substantially of marketable, investment grade debt securities, and include U.S. government securities, municipal bonds, corporate bonds, mutual funds, and collateralized mortgage obligations (“CMOs”), in addition to other alternative investments made into limited partnership interests and a real estate investment trust. Investment income is comprised primarily of interest earned on these securities, net of related investment expenses. Although investments are generally purchased with the intention to hold them until maturity, realized gains and losses could occur from time to time as changes are made to our holdings based upon changes in interest rates or the credit quality of specific securities, or as we did in the recent quarter, to increase the statutory capital and surplus of the insurance company subsidiaries who carry fixed maturity securities at amortized cost.

The value of our consolidated available-for-sale investment portfolio was $122.6 million at September 30, 2016 and consisted of fixed maturity securities, a preferred stock, and investments in mutual funds, all carried at fair value with unrealized gains and losses reported in a separate component of stockholders’ equity. At September 30, 2016, we had gross unrealized gains of $3.0 million and gross unrealized losses of $0.2 million in our consolidated investments available-for-sale portfolio.

The value of our other investments was $9.7 million at September 30, 2016 and consisted of limited partnership interests carried at net asset value, which approximates fair value, with unrealized gains and losses reported as investment income, and a privately-held real estate investment trust carried at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. At September 30, 2016, we had gross unrealized gains attributable to our privately-held real estate investment trust of $0.6 million in our consolidated other investments.

At September 30, 2016, 96% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

FIRST ACCEPTANCE CORPORATION 10-Q

The following table summarizes our investment securities at September 30, 2016 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2016	Cost	Gains	Losses	Value
U.S. government and agencies	$19,141	$246	$(7)	$19,380
Political subdivisions	4,264	55	—	4,319
Revenue and assessment	5,639	308	—	5,947
Corporate bonds	48,419	391	(106)	48,704
Collateralized mortgage obligations:
Agency backed	23,553	86	(15)	23,624
Non-agency backed – residential	2,493	569	(7)	3,055
Non-agency backed – commercial	1,433	489	—	1,922
Total fixed maturities, available-for-sale	104,942	2,144	(135)	106,951
Preferred stock, available-for-sale	3,025	307	(19)	3,313
Mutual funds, available-for-sale	11,813	569	—	12,382
	$119,780	$3,020	$(154)	$122,646

Three and Nine Months Ended September 30, 2016 Compared with the Three and Nine Months Ended September 30, 2015

Consolidated Results

Revenues for the three months ended September 30, 2016 increased 17% to $102.1 million from $87.6 million in the same period in the prior year. Loss before income taxes, for the three months ended September 30, 2016 was $0.3 million, compared with $4.5 million for the three months ended September 30, 2015. Net loss for the three months ended September 30, 2016 was $0.3 million, compared with $3.0 million for the three months ended September 30, 2015. Basic and diluted net loss per share were $0.01 for the three months ended September 30, 2016, compared with $0.07 for the same period in the prior year.

Revenues for the nine months ended September 30, 2016 increased 24% to $301.8 million from $243.4 million in the same period in the prior year. Loss before income taxes, for the nine months ended September 30, 2016 was $39.3 million, compared with $3.0 million for the nine months ended September 30, 2015. Net loss for the nine months ended September 30, 2016 was $25.7 million, compared with $2.2 million for the nine months ended September 30, 2015. Basic and diluted net loss per share were $0.63 for the nine months ended September 30, 2016, compared with $0.05 for the same period in the prior year.

For the three and nine months ended September 30, 2016, we recognized $0.1 million of favorable prior period loss development and $27.5 million of unfavorable prior period loss development, respectively. Additionally, the results for these periods were favorably impacted by net realized gains on investments of $4.9 million from the sales of fixed maturities that were sold to increase the statutory capital and surplus of our insurance company subsidiaries. The nine months ended September 30, 2016 also includes a $1.2 million gain on the sale of foreclosed real estate. The three and nine months ended September 30, 2015 included $3.4 million and $3.6 million, respectively, of costs related to a litigation settlement.

Insurance Operations

Revenues from insurance operations were $102.1 million for the three months ended September 30, 2016, compared with $87.6 million for the three months ended September 30, 2015. Revenues from insurance operations were $300.5 million for the nine months ended September 30, 2016, compared with $243.3 million for the nine months ended September 30, 2015.

Income before income taxes from insurance operations for the three months ended September 30, 2016 was $1.2 million, compared with loss before income taxes from insurance operations of $3.2 million for the three months ended September 30, 2015. Loss before income taxes from insurance operations for the nine months ended September 30, 2016 was $36.3 million, compared with $0.2 million for the nine months ended September 30, 2015.

Premiums Earned

Premiums earned increased by $9.2 million, or 14%, to $76.7 million for the three months ended September 30, 2016, from $67.5 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016 premiums earned increased by $36.6 million, or 19%, to $234.0 million from $197.4 million for the nine months ended September 30, 2015. This improvement was primarily due to higher average premiums resulting from our recent rate increases.

FIRST ACCEPTANCE CORPORATION 10-Q

Commission and Fee Income

Commission and fee income increased by $0.3 million, or 1%, to $19.3 million for the three months ended September 30, 2016, from $19.0 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, commission and fee income increased by $15.8 million, or 37%, to $58.1 million from $42.3 million for the nine months ended September 30, 2015, primarily as a result of revenue from the former Titan retail locations acquired on July 1, 2015. Commission and fee income also increased as a result of higher fee income related to commissionable ancillary products sold through our previously-existing retail locations.

Investment Income

Investment income was $1.2 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, investment income was $3.8 million and $3.7 million, respectively. At September 30, 2016 and 2015, the tax-equivalent book yields for our managed fixed maturities and cash equivalents portfolio were 1.6% and 2.6%, respectively, with effective durations of 2.62 and 2.93 years, respectively.

During the three months ended September 30, 2016, in order to increase the statutory capital and surplus of our insurance company subsidiaries by realizing gains on fixed maturities carried at amortized cost for statutory purposes, we sold $66.9 million of available-for-sale securities yielding 3.6% and reinvested the proceeds at 2.2%. As a result, our investment income in future periods will decline from the reduced yield in our fixed maturities portfolio.

Net Realized Gains (Losses) on Investments, Available-for-sale

Net realized gains on investments, available-for-sale, during the three and nine months ended September 30, 2016 included $4.9 million from the previously-mentioned sale of fixed maturities. Net realized gains for the nine months ended September 30, 2016 are net of $147 thousand of charges related to other-than-temporary-impairment (“OTTI”) on a mutual fund and other net realized losses from redemptions.

Loss and Loss Adjustment Expenses

The loss ratio was 92.6% for the three months ended September 30, 2016, compared with 85.0% for the three months ended September 30, 2015. The loss ratio was 104.8% for the nine months ended September 30, 2016, compared with 81.2% for the nine months ended September 30, 2015. We experienced favorable development related to prior periods of $0.1 million and unfavorable development related to prior periods of $27.5 million for the three and nine months ended September 30, 2016, respectively. This unfavorable development for the nine months ended September 30, 2016 was the result of increased losses primarily from the 2015 accident year across all major coverages. The most significant causes of the development were a greater than usual emergence of reported claims and higher bodily injury severity.

Excluding prior period development, the loss ratio for the 2016 accident year is now estimated to be 92.7%. This elevated loss ratio is primarily due to higher than expected claim frequency across all major coverages and higher bodily injury severity. We believe that an increase in distracted driving, along with an increase in the number of miles driven by insured drivers as a result of lower gas prices and a favorable economy has been a contributing factor to an industry-wide increase in frequency. In response, we have continued to implement aggressive rate and underwriting actions as warranted at a state and coverage level and strengthen its claims organization and processes.

Insurance Operating Expenses

Insurance operating expenses decreased 1% to $28.9 million for the three months ended September 30, 2016, from $29.3 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, insurance operating expenses increased 14.0% to $88.9 million from $78.0 million for nine months ended September 30, 2015. The increase in operating expenses for the nine months ended September 30, 2016 is primarily due to the addition of the former Titan retail locations which were not acquired until July 1, 2015.

During the three months ended September 30, 2016, we closed 39 poorly-performing stores. The cost of these closures, primarily for lease buyouts, was $792 thousand and is included in insurance operating expenses.

FIRST ACCEPTANCE CORPORATION 10-Q

The expense ratio was 13.8% for the three months ended September 30, 2016, compared with 16.3% for the three months ended September 30, 2015. The expense ratio was 14.3% for the nine months ended September 30, 2016, compared with 18.9% for the nine months ended September 30, 2015. The year-over-year decrease in the expense ratio was primarily due to the increase in premiums earned which resulted in a lower percentage of fixed expenses in our retail operations (such as rent and base salary) and our ongoing efforts on cost containment.

Overall, the combined ratio increased to 106.4% for the three months ended September 30, 2016 from 101.3% for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the combined ratio increased to 119.1% from 100.1% for the nine months ended September 30, 2015.

Provision (Benefit) for Income Taxes

The provision for income taxes was $6 thousand for the three months ended September 30, 2016, compared with a benefit of $1.5 million for the three months ended September 30, 2015. The benefit for income taxes was $13.6 million for the nine months ended September 30, 2016, compared with $0.8 million for the nine months ended September 30, 2015. The nine months ended September 30, 2016 includes an increase in the valuation allowance for deferred tax assets of $0.3 million.

In assessing our ability to realize the DTA, both positive and negative evidence are used to evaluate the allowance. Although we have incurred a six-month pre-tax loss of $39.3 million which is a source of negative evidence, we placed greater weight on our outlook for future taxable income over the allowable time period for realization of the DTA and concluded that it is more likely than not that the remaining DTA will be realized. Regarding the length of time available to realize the DTA, at September 30, 2016, $20.6 million of the DTA related to net operating loss carryforwards do not expire until 2031 through 2036 and $2.0 million in AMT (“Alternative Minimum Tax”) carryforwards have no expiration date. The DTA valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the DTA will not be realized. In the event the DTA valuation allowance is adjusted, we would record an income tax expense for the adjustment.

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the three months ended September 30, 2016 was $1.5 million, compared with $1.4 million for the three months ended September 30, 2015. Loss before income taxes from real estate and corporate operations for the nine months ended September 30, 2016 and 2015 was $3.0 million and $2.9 million, respectively. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by a gain on the sale of foreclosed real estate and investment income on corporate invested assets. On May 4, 2016, we sold one of our two remaining tracts of land resulting in a gain of $1.2 million.

We incurred $1.1 million of interest expense for the three months ended September 30, 2016 and 2015. We incurred $3.2 million of interest expense for the nine months ended September 30, 2016, compared with $1.9 million for the nine months ended September 30, 2015. The nine months ended September 30, 2016 included $1.8 million of interest expense compared to $0.6 million of interest expense for the nine months ended September 30, 2015 on the term loan from our principal stockholder to finance the July 1, 2015 Titan acquisition. The balance of interest expense is related to the debentures. For additional information, see “Liquidity and Capital Resources” in this report.

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash used by operating activities for the nine months ended September 30, 2016 was $5.8 million, compared with net cash provided by operating activities of $24.0 million for the same period in the prior fiscal year. This change was primarily the result of our recent net loss from insurance operations. Net cash provided by investing activities for the nine months ended September 30, 2016 was $33.5 million, compared to net cash used by investing activities of $49.3 million for the same period in the prior fiscal year, which included a deposit of $33.7 million required under the Titan asset purchase agreement. Investing activities for the nine months ended September 30, 2016 were impacted by the sale of certain fixed maturities in an unrealized gain position to increase the statutory capital and surplus of the insurance company subsidiaries and their subsequent reinvestment. They also included a net change in the receivable and payable for securities of $17.9 million due to the timing of these sales and purchases. The current period also included $1.8 million of proceeds from the sale of foreclosed real estate.

FIRST ACCEPTANCE CORPORATION 10-Q

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures and term loan payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products and insurance policies on behalf of third-party carriers by our agency operations, including the recent Titan acquisition. During the nine months ended September 30, 2016, the holding company contributed $7.6 million to the statutory capital and surplus of the insurance company subsidiaries from our insurance agency net income. At October 31, 2016, our holding company had $1.5 million available remaining in unrestricted cash and investments. These funds and the additional unrestricted cash from our agency operations will be used to pay our future cash requirements outside of the insurance company subsidiaries in the short-term and foreseeable future.

The holding company has debt service requirements related to the debentures payable and the term loan to a principal shareholder. The debentures are interest-only and mature in full in July 2037. The debentures accrue interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures for the nine months ended September 30, 2016 ranged from 4.366% to 4.507%. In October 2016 the interest rate reset to 4.637% through January 2017. The term loan is interest-only and matures in full in June 2025. The interest rate on the term loan is 8%.

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At September 30, 2016, our insurance company subsidiaries could pay not pay any dividends due to a negative unassigned surplus position.

We have three insurance company subsidiaries that are organized and domiciled under the insurance statutes of Texas, Georgia, and Tennessee. Our insurance company subsidiaries also operate under licenses issued by various state insurance authorities. Such licenses may be of perpetual duration or periodically renewable, provided we continue to meet applicable regulatory requirements.

For the nine months ended September 30, 2016, the insurance company subsidiaries experienced a reduction in statutory capital and surplus of $36.3 million primarily as a result of the unfavorable loss development during this period. The National Association of Insurance Commissioners (“NAIC”) Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. Failure to meet applicable risk-based capital requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Although statutory risk-based capital calculations are only made as of each December 31, we have estimated that the insurance company subsidiaries remain above the company action levels as of September 30, 2016. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratio for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus was 4.90-to-1 at September 30, 2016 which is in excess of the suggested guidelines.

Management is currently operating under a business plan to reduce premium writings and increase statutory capital and surplus to address the net premiums written to statutory capital and surplus guidelines. We believe that existing cash and investment balances, when combined with anticipated cash flows as noted above, will be adequate to meet our expected liquidity needs, for both the holding company and our insurance company subsidiaries, in both the short-term and the foreseeable future.

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

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2016 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$112,510	$109,741	$106,951	$104,155	$101,361	$95,775

The following table provides information about our fixed maturity investments at September 30, 2016 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and any previously recognized impairment) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2016	$1,221	$1,035	$—	$2,256
2017	7,421	7,680	—	15,101
2018	3,518	6,106	—	9,624
2019	8,132	4,105	—	12,237
2020	6,925	4,117	—	11,042
Thereafter	29,575	22,168	2,000	53,743
Total	$56,792	$45,211	$2,000	$104,003
Fair value	$58,460	$46,491	$2,000	$106,951

On June 15, 2007, our wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I (“FAST I”), used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. FAST I is a variable interest entity that does not meet the requirements for consolidation of FASB ASC 810, Consolidation. The debentures are interest-only and mature in full in July 2037. The debentures accrue interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures for the nine months ended September 30, 2016 ranged from 4.366% to 4.507%. In October 2016 the interest rate reset to 4.637% through January 2017.

FIRST ACCEPTANCE CORPORATION 10-Q

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment, excluding U.S. government and agency securities, is in a single mutual fund with a fair value of $7.6 million, or 6% of our available-for-sale portfolio. Our five largest investments make up 38% of our available-for-sale portfolio.

The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized statistical rating organizations at September 30, 2016 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$2,503	2%	$2,612	2%
AA+, AA, AA-	58,024	55%	58,712	55%
A+, A, A-	30,239	29%	30,334	28%
BBB+, BBB, BBB-	10,920	10%	11,017	10%
Total investment grade	101,686	97%	102,675	96%

Not rated	—	0%	—	0%

BB+, BB, BB-	500	0%	518	0%
B+, B, B-	661	1%	701	1%
CCC+, CCC, CCC-	589	1%	859	1%
CC+, CC, CC-	54	0%	235	0%
C+, C, C-	570	1%	850	1%
D	882	1%	1,113	1%
Total non-investment grade	3,256	3%	4,276	4%
Total	$104,942	100%	$106,951	100%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of September 30, 2016. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

FIRST ACCEPTANCE CORPORATION

Date: November 10, 2016	By:	/s/ Brent J. Gay
Brent J. Gay
Chief Financial Officer