Form 10-K
period 2016-12-31
FIRST ACCEPTANCE CORP /DE/
filed 2017-03-14
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on June 30, 2016, was $21,757,026. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates of the registrant. As of March 13, 2017, there were 41,160,011 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2016 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

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

General

First Acceptance Corporation (the “Company,” “we” or “us”) is principally a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. Our insurance operations generate revenue from selling non-standard personal automobile insurance products and related products in 16 states. We conduct our servicing and underwriting operations in 14 states and are licensed as an insurer in 12 additional states. In December 2016, we closed all of our retail locations and ceased writing new business in the state of Missouri. We own and operate three insurance company subsidiaries: First Acceptance Insurance Company, Inc. (“FAIC”), First Acceptance Insurance Company of Georgia, Inc. (“FAIC-GA”) and First Acceptance Insurance Company of Tennessee, Inc. (“FAIC-TN”). Non-standard personal automobile insurance is sought after by individuals because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, failure in the past to maintain continuous insurance coverage or driving record and/or vehicle type. At December 31, 2016, we leased and operated 355 retail locations and a call center staffed with employee-agents. Our employee-agents primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary insurance product providing personal property and liability coverage for renters underwritten by us. In addition, retail locations in some markets offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers for which we receive a commission. In addition to our retail locations, we are able to complete the entire sales process over the phone via our call center or through the internet via our consumer-based website or mobile platform. On a limited basis, we also sell our products through selected retail locations operated by independent agents.

Titan Acquisition

Effective July 1, 2015, we acquired certain assets of Titan Insurance Services, Inc. and Titan Auto Insurance of New Mexico, Inc. (the “Titan Agencies”). These 82 retail locations, which are now rebranded under our Acceptance Insurance name, primarily sell private passenger non-standard automobile insurance policies underwritten by unrelated insurance companies for which our revenues are in the form of commission and fee income. A call center location that we acquired was closed during 2016 and consolidated into our existing call center. We currently offer our own product through these stores, on a limited basis, in California and Texas.

Personal Automobile Insurance Market

Personal automobile insurance is the largest line of property and casualty insurance in the United States with, according to SNL Financial, an estimated market size of $200 billion in premiums earned based on the most recent market data available. Personal automobile insurance provides drivers with coverage for liability to others for bodily injury and property damage and for physical damage to the driver’s vehicle from collision and other perils.

The market for personal automobile insurance is generally divided into three product segments: non-standard, standard and preferred. We believe that the premiums earned in the non-standard automobile insurance market segment in the United States represent between 15% and 25% of the total personal automobile insurance market.

FIRST ACCEPTANCE CORPORATION 10-K

Claims Frequency

Recent data has shown that miles driven across the United States has risen over the past two years. The following chart from the U.S. Federal Highway Administration shows how miles driven have increased from 2012 through November 2016.

Industry claim frequency has historically correlated closely with increases and decreases in miles driven.  Miles driven have risen over the past two years as the economy has improved and gas prices have remained low.  We believe this is a large contributing factor to the increased frequency we experienced in 2015 and 2016.

In addition, distracted driving as a cause of automobile claims has increased as the use of smartphones has become more commonplace. The National Safety Council estimated that motor-vehicle deaths were 8% higher in 2015 than they were in 2014 – the largest increase in 50 years. They cited human behavioral factors as some of the biggest hazards on the road. Distracted driving topped their list as one of the most dangerous factors on the roads today—especially when combined with high traffic congestion. This trend has continued with preliminary estimates from the National Safety Council indicating that motor-vehicle deaths were 9% higher through the first six months of 2016.

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

FIRST ACCEPTANCE CORPORATION 10-K

We offer customers automobile insurance with low down payments, competitive monthly payments, convenient sales channels and a high level of personal service. This strategy makes it easier for our customers to obtain automobile insurance, which is legally mandated in the states in which we currently operate. Currently, our policy life expectancy is lower than that of standard personal automobile insurance providers due to the payment patterns of our customers. However, we accept customers seeking insurance who have previously terminated coverage provided by us without imposing any additional requirements on such customers. Our business model and systems allow us to issue policies efficiently and, when necessary, cancel them to minimize the potential for credit loss while adhering to regulatory cancellation notice requirements.

In addition to a low down payment and competitive monthly rates, we offer customers valuable face-to-face contact and speed of service as many of our customers prefer not to purchase a new automobile insurance policy over the phone or through the internet. The majority of our customers make their payments through our retail locations. For many of our customers, our employee-agents are not only the face of the Company, but also the preferred interface for buying insurance. All of our policies are issued at the point of sale.

However, in response to the increasing consumer demand to purchase personal automobile insurance over the phone and through the internet, we offer customers the ability to purchase a policy through an employee-agent in our call center or via our www.acceptance.com website and mobile platform. As of December 31, 2016, approximately 8% of our policies-in-force were sold through a non-retail sales channel.

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

Marketing

Our marketing strategy is based on promoting brand recognition of our products and encouraging prospective customers to purchase personal automobile insurance by either visiting one of our retail locations or utilizing our phone or internet channels to bind a policy (“Call, click or come in.”). Our current advertising strategy is focused on outdoor media and digital advertising, as well as concentrated low-cost local efforts (“guerilla marketing”) by our employee-agents. We market our business under the name “Acceptance Insurance.”

Distribution

We primarily distribute our products through our retail locations. We believe the local office concept remains attractive to many of our customers, as they desire the face-to-face assistance they cannot receive over the telephone or through the internet. Our vision is to be the market leader for auto insurance in the communities we serve. However, in response to the increasing consumer demand to purchase personal automobile insurance over the phone and through the internet, we offer customers the choice to purchase a policy through an employee-agent in our call center or via our www.acceptance.com website and mobile platform. Approximately 8% of our policies-in-force were sold through a non-retail sales channel.

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

Claims Handling

Non-standard personal automobile insurance customers generally have a higher frequency of claims than preferred and standard personal automobile insurance customers. We strive to promptly assess and resolve claims and manage against fraud. Our claims process is designed to promote expedient, fair and consistent claims handling, while controlling loss adjustment expenses.

Our claims operation includes adjusters, appraisers, re-inspectors, special investigators and claims administrative personnel. We conduct our claims operations out of Nashville, Tennessee and through regional claims offices in Tampa, Florida and Chicago, Illinois. Our employees generally handle all claims from the initial report of the claim until the final settlement. We believe that directly employing claims personnel, rather than using independent adjusters, results in improved customer service and lower costs. In territories where we do not believe a staff appraiser would be cost-effective, we utilize the services of independent appraisers and a network of qualified repair facilities to inspect physical damage to automobiles. The work of independent appraisers and qualified repair facilities is reviewed and managed by our regional material damage team.

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

We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies underwritten by our insurance company subsidiaries. Each of our insurance company subsidiaries establishes a reserve for all of its unpaid losses, including case reserves and IBNR reserves, and estimates for the cost to settle the claims. We estimate our IBNR reserves by estimating our ultimate liability for loss and loss adjustment expense reserves first, and then reducing that amount by the amount of the cumulative paid claims and by the amount of our case reserves. We rely primarily on historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience. We also consider other factors, such as inflation, claims settlement patterns, legislative activity and litigation trends. We review our loss and loss adjustment expense reserve estimates on a quarterly basis and adjust those reserves each quarter to reflect any favorable or unfavorable development as historical loss experience develops or new information becomes known. Our actuarial staff reviews our reserves and loss trends on a quarterly basis. We believe that the liabilities that we have recorded for unpaid losses and loss adjustment expenses at December 31, 2016 are adequate to cover the final net cost of losses and loss adjustment expenses incurred through that date.

At December 31, 2016, we had $160.3 million of net loss and loss adjustment expense reserves, which included $99.9 million in IBNR reserves and $60.4 million in case reserves. Reinsurance receivables of $0.8 million offset gross reserves of $161.1 million at December 31, 2016. For a reconciliation of net loss and loss adjustment expense reserves from the beginning to the end of the most recent periods presented, see Note 9 to our consolidated financial statements.

FIRST ACCEPTANCE CORPORATION 10-K

Loss and loss adjustment expense reserve estimates were reviewed on a quarterly basis and adjusted each quarter to reflect any favorable or adverse development. Development assumptions were based upon historical accident quarters. We analyzed our reserves for each type of coverage, for loss and loss adjustment expense separately to determine our loss and loss adjustment expense reserves. To determine the best estimate, we reviewed the results of nine estimation methods, including the reported development method, the paid development method, the reported Bornhuetter-Ferguson method, the paid Bornhuetter-Ferguson method, the Generalized Cape Cod method using exposures and reported losses, the Generalized Cape Cod method using exposures and paid losses, the Generalized Cape Cod method using ultimate claims and reported losses, the Generalized Cape Cod method using ultimate claims and paid losses, and the Taylor-McGuire method, for each set of data. In each quarterly review, we develop a point estimate for each subset of our business. We did not prepare separate point estimates for our entire business using each of the estimation methods. In determining our loss and loss adjustment expense reserves, we selected different estimation methods as appropriate for the various subsets of our business.

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

Ratings

A.M. Best has assigned our insurance companies a financial strength rating of “C++ (Marginal)”. A.M. Best assigns a “C++” rating to those companies that in A.M. Best’s opinion “have a marginal ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.” Financial institutions and reinsurance companies sometimes use the A.M. Best ratings to help assess the financial strength and quality of insurance companies. The current ratings of our insurance company subsidiaries or their failure to maintain such ratings may dissuade a financial institution from conducting business with us or increase our potential interest costs. We do not believe our A.M. Best rating is generally a consideration for our customers when purchasing our products and services.

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

FIRST ACCEPTANCE CORPORATION 10-K

Required Licensing. We also operate under licenses issued by various state insurance authorities. Such licenses may be of perpetual duration or periodically renewable, provided we continue to meet applicable regulatory requirements. The licenses govern, among other things, the types of insurance coverages and products that may be offered in the licensing state. Such licenses are typically issued only after an appropriate application is filed and prescribed criteria are met. All of our licenses are in good standing. Currently, we hold property and casualty insurance licenses to underwrite policies in the following 26 states:

Alabama	Iowa	Oklahoma
Arizona	Kansas	Pennsylvania
Arkansas	Kentucky	South Carolina
California	Louisiana	Tennessee
Colorado	Mississippi	Texas
Florida	Missouri	Utah
Georgia	Nevada	Virginia
Illinois	New Mexico	West Virginia
Indiana	Ohio

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

Restrictions on Paying Dividends. We may in the future rely on dividends from our insurance company subsidiaries to meet corporate cash requirements. State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s capital and surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Prior approval from state insurance regulatory authorities is generally required in order for an insurance company to declare and pay extraordinary dividends. The payment of ordinary dividends is limited by the amount of capital and surplus available to the insurer, as determined in accordance with state statutory accounting practices and other applicable limitations. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance company subsidiaries may in the future adopt statutory provisions more restrictive than those currently in effect. See Note 16 to our consolidated financial statements for a discussion of the current ability of our insurance company subsidiaries to pay dividends.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

Financial Reporting. We are required to file quarterly and annual financial reports with states utilizing statutory accounting practices that are different from U.S. generally accepted accounting principles, which generally reflect our insurance company subsidiaries on a going concern basis. The statutory accounting practices used by state regulators, in keeping with the intent to assure policyholder protection, are generally based on a liquidation concept. For statutory financial information on our insurance company subsidiaries, see Note 16 to our consolidated financial statements included in this report.

As a result of our recent reduction in statutory capital and surplus, effective August 31, 2016, the Texas Department of Insurance requested, and we now provide them, with financial statements and other additional information on a monthly basis. See Note 19 to our consolidated financial statements for additional information.

Periodic Financial and Market Conduct Examinations. The state insurance departments that have jurisdiction over our insurance company subsidiaries conduct on-site visits and examinations of the insurers’ affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Generally, these examinations are conducted every five years. If circumstances dictate, regulators are authorized to conduct special or target examinations of insurers, insurance agencies and insurance adjusting companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination. FAIC has been examined for financial condition through December 31, 2015 by the state of Texas while examinations as of this date of FAIC-GA and FAIC-TN by the states of Georgia and Tennessee, respectively, are currently still in process. FAIC has been the subject of market conduct examinations by the states of Florida, Illinois, Pennsylvania, Missouri, Ohio, and Texas.

FIRST ACCEPTANCE CORPORATION 10-K

Risk-Based Capital. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners, or “NAIC,” has adopted a formula and model law to implement risk-based capital, or “RBC,” requirements designed to assess the minimum amount of statutory capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. RBC is used to set capital requirements based on the size and degree of risk taken by the insurer and taking into account various risk factors such as asset risk, credit risk, underwriting risk, interest rate risk and other relevant business risks. The NAIC model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital decreases relative to its RBC, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. This calculation is performed on a calendar year basis, and at December 31, 2016, each of our insurance companies all maintained an RBC level that was in excess of an amount that would require any corrective actions on their part.

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

At December 31, 2016, FAIC’s total adjusted capital was 2.8 times its authorized control level RBC, requiring no corrective action on FAIC’s part. Likewise, at December 31, 2016, FAIC-GA and FAIC-TN had total adjusted capital of 3.2 and 3.6, respectively, times their authorized control level RBC.

Employees

At December 31, 2016, we had approximately 1,400 employees or “team members”. Our employees are not covered by any collective bargaining agreements.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

Our underwriting and agency results may fluctuate as a result of cyclical changes in the non-standard personal automobile insurance industry.

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

Due to our largely fixed cost structure, our profitability may decline if our sales volume declines significantly or if we are unable to maintain agency contracts with a sufficient roster of third-party carriers.

Our reliance on leased retail locations and a call center staffed by employee-agents results in a cost structure that has a high proportion of fixed costs as compared with other more traditional insurers. In times of increasing sales volume, our acquisition cost per policy decreases, improving our expense ratio, which we believe is one of the significant advantages of our core business model. However, in times of declining sales volume, the opposite occurs. Decreases in our sales volume or the ability to sell third-party policies, without corresponding decreases in our costs, would adversely impact our results of operations and profitability.

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

During 2016, our statutory capital and surplus and RBC levels decreased as a result of our recent operating results, and since August 31, 2016, we have been required to submit financial statements and other additional information (including estimated RBC) to the Texas Department of Insurance on a monthly basis.

Failure to meet applicable minimum RBC requirements or minimum statutory capital and surplus requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Any changes in existing minimum RBC standards or minimum statutory capital and surplus requirements may require our insurance company subsidiaries to increase their statutory capital and surplus levels, which they may be unable to do. These calculations are performed on a calendar year basis, and at December 31, 2016, our insurance company subsidiaries maintained RBC levels in excess of an amount that would require any corrective actions on their part.

State regulators also screen and analyze the financial condition of insurance companies using the NAIC IRIS system. As part of IRIS, the NAIC database generates key financial ratio results obtained from an insurer’s annual statutory statements. A ratio result falling outside the defined range of IRIS ratios may result in further examination by a state regulator to determine if corrective action is necessary. At December 31, 2016, each of our three insurance company subsidiaries had IRIS ratios outside the defined ranges. We cannot assure you that regulatory authorities will not conduct any such examination of the financial condition of our insurance company subsidiaries, or of the outcome of any such investigation. See “Business – Regulatory Environment” in Item 1 of this report.

Extra-contractual losses arising from bad faith claims could materially reduce our profitability.

In Florida, Georgia, South Carolina, and other states where we have substantial operations, the judicial climate, case law or statutory framework are often viewed as unfavorable toward an insurer in litigation brought against it by policyholders and third-party claimants. This tends to increase our exposure to extra-contractual losses, or monetary damages beyond policy limits, in what are known as “bad faith” claims. Such claims may result in losses which could have a material adverse effect on our results of operations and financial condition.

Our investment portfolio may suffer reduced returns or other-than-temporary impairment losses, which could reduce our profitability.

Our results of operations depend, in part, on the performance of our investment portfolio. At December 31, 2016, the majority of our investments available-for-sale portfolio was invested either directly or indirectly in marketable, investment-grade debt securities and mutual funds, and included U.S. government securities, municipal bonds, corporate bonds and collateralized mortgage obligations. Declines in interest rates over the past few years have reduced the available returns on the reinvestment of securities in the portfolio as they mature or are redeemed. However, as rates have declined, the fair value of debt securities has increased above its amortized cost resulting in net unrealized gains on debt securities. Such gains are recognized in other comprehensive income and increased our stockholders’ equity. At December 31, 2016, the amortized cost of our investments, available-for-sale, portfolio exceeded the fair value by approximately $0.7 million. An increase in interest rates could reduce the fair value of our investments in debt securities. At December 31, 2016, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities portfolio would have resulted in an estimated decrease in fair value of 5.2%, or approximately $5.0 million. In response to the decline in interest rates, we have also made certain “Other Investments” that are not readily marketable and have restrictions as to their redemption.  Defaults by third parties who fail to pay or perform obligations could reduce our investment income and could also result in investment losses to our portfolio. See “Critical Accounting Estimates – Investments” in Item 7 of this report and Note 3 to our consolidated financial statements regarding determination of other-than-temporary impairment losses on investment securities and for further information about our “Other Investments.”

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
•

plaintiffs targeting automobile insurers in class action litigation relating to sales and marketing practices and claims-handling practices, such as total loss evaluation methodology, the use of aftermarket (non-original equipment manufacturer) parts and the alleged diminution in value to insureds’ vehicles involved in accidents.

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
•

our ability to timely recognize changes in trends and to predict both the severity and frequency of future losses with reasonable accuracy, specifically, the costs of auto repair parts and labor and medical costs;

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

Our holding company may in the future, rely in part, on receiving dividends from the insurance company subsidiaries to pay its obligations. State insurance laws limit the ability of our insurance company subsidiaries to pay dividends and require our insurance company subsidiaries to maintain specified minimum levels of statutory capital and surplus. These restrictions affect the ability of our insurance company subsidiaries to pay dividends to our holding company and may require our subsidiaries to obtain the prior approval of regulatory authorities, which could slow the timing of such payments or reduce the amount that can be paid. The limits on the amount of dividends that can be paid by our insurance company subsidiaries may affect the ability of our holding company to pay its obligations. The current dividend-paying ability of the insurance company subsidiaries is discussed in Note 16 to our consolidated financial statements.

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

Restrictions on Cancellation, Non-Renewal or Withdrawal. Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an automobile insurer’s ability to cancel or non-renew policies. Some states prohibit an insurer from withdrawing from one or more lines of business in the state, except pursuant to a plan approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. These laws and regulations that limit cancellations and non-renewals and that subject business withdrawals to prior approval restrictions could limit our ability to exit unprofitable markets or discontinue unprofitable products in the future.

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

We may reduce our deferred tax asset or write-off intangible assets.

Our consolidated balance sheet at December 31, 2016 contained a net deferred tax asset of $35.6 million. Realization of this asset is dependent upon our generation of sufficient taxable income in the future. If circumstances change, and we no longer believe that it is more likely than not that our future taxable income will be sufficient to recover the deferred tax asset, an increase in our deferred tax valuation allowance may occur. The amount of any reduction of our deferred tax asset could have a material adverse effect on our results of operations in the period in which any write-off occurs. The deferred tax asset was determined using the current corporate income tax rate of 35%. Should the corporate income tax rate be reduced to either 15% or 20%, the deferred tax asset would be reduced by $19.6 million or $14.7 million, respectively, which would be charged against net income in the period that includes the enactment date.

As a result of purchase accounting from business combination transactions, our consolidated balance sheet at December 31, 2016 contained intangible assets designated as goodwill totaling $29.4 million and other identifiable intangible assets totaling $7.6 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of these intangible assets. As circumstances change, the value of these intangible assets may not be realized by us. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of these intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease office space in Nashville, Tennessee for our corporate offices, claims, customer service and data center (approximately 81,000 square feet). We also lease office space for our regional claims office in Tampa, Florida and for our regional claims office and customer service center in Chicago, Illinois. Our retail locations are all leased and typically are located in storefronts in retail shopping centers, and each location typically contains approximately 1,300 square feet of space. See Note 8 to our consolidated financial statements for further information about our leases.

Item 3.	Legal Proceedings

We and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business, including those which arise out of or are related to the handling of claims made in connection with our insurance policies and claims handling. The plaintiffs in some of these lawsuits have alleged bad faith or extra-contractual damages, and some have sought punitive damages or class action status. We believe that the resolution of these legal actions will not have a material adverse effect on our financial condition or results of operations. However, the ultimate outcome of these matters is uncertain. See Note 14 to our consolidated financial statements for further information about legal proceedings.

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

	Price Range
	High	Low
Year Ended December 31, 2015:
First Quarter	$2.52	$2.16
Second Quarter	3.39	2.35
Third Quarter	3.27	2.60
Fourth Quarter	2.95	1.96
Year Ended December 31, 2016:
First Quarter	$2.39	$1.79
Second Quarter	2.03	1.01
Third Quarter	2.40	0.87
Fourth Quarter	1.35	0.74

The closing price of our common stock on March 13, 2017 was $1.37.

Holders

According to the records of our transfer agent, there were 340 holders of record of our common stock on March 13, 2017, including record holders such as banks and brokerage firms who hold shares for beneficial holders, and 41,160,011 shares of our common stock were outstanding.

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

Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by us of our common stock during the periods indicated. We repurchased 10,294 shares from an employee during the three months ended December 31, 2016 to cover payroll withholding taxes in connection with the vesting of restricted stock units.

Period Beginning	Period Ending	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016	October 31, 2016	$10,294	$0.91	—	$—
Total		10,294	$0.91	—	$—

FIRST ACCEPTANCE CORPORATION 10-K

Item 6.	Selected Financial Data

The following tables provide selected historical consolidated financial and operating data of the Company at the dates and for the periods indicated. In conjunction with the data provided in the following tables and in order to more fully understand our historical consolidated financial and operating data, you should also read our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included in this report. We derived our selected historical consolidated financial data at December 31, 2016, and 2015 and for the years ended December 31, 2016, 2015, and 2014 from our consolidated financial statements included in this report. We derived our selected historical consolidated financial data at December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 from our consolidated financial statements which are not included in this report. The results for past periods are not necessarily indicative of the results to be expected for any future period.

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

FIRST ACCEPTANCE CORPORATION 10-K

	Year Ended December 31,
	2016	Actual 2015	Pro forma 2015 (unaudited)	Actual 2014	Pro forma 2014 (unaudited)	2013	2012
Statement of Operations Data:	(in thousands, except per share data)
Revenues:
Premiums earned	$303,328	$266,987	$266,987	$218,315	$218,315	$199,700	$185,644
Commission and fee income	75,596	59,892	74,439	39,733	67,955	35,125	32,574
Investment income	4,649	5,024	5,024	5,123	5,123	5,716	6,599
Gain on sale of foreclosed real estate	1,237	—	—	—	—	—	—
Net realized gains (losses) on investments, available- for-sale	4,813	(11)	(11)	23	23	(29)	3,242
	389,623	331,892	346,439	263,194	291,416	240,512	228,059
Costs and expenses:
Losses and loss adjustment expenses	309,002	219,031	219,031	161,302	161,302	142,839	148,223
Insurance operating expenses	116,510	105,254	119,728	87,328	114,653	82,822	82,127
Other operating expenses	1,219	1,126	1,126	996	996	987	922
Litigation settlement	—	3,677	3,677	187	187	—	—
Stock-based compensation	207	144	144	185	185	243	604
Depreciation	2,540	1,751	1,801	1,767	1,867	2,053	2,203
Amortization of identifiable intangible assets	956	514	834	—	942	—	—
Interest expense	4,319	2,967	4,157	1,706	4,132	1,738	3,025
	434,753	334,464	350,498	253,471	284,264	230,682	237,104
(Loss) income before income taxes	(45,130)	(2,572)	(4,059)	9,723	7,152	9,830	(9,045)
(Benefit) provision for income taxes (1)	(15,848)	(642)	(1,237)	(18,345)	(19,373)	650	(5)
Net (loss) income	$(29,282)	$(1,930)	$(2,822)	$28,068	$26,525	$9,180	$(9,040)
Per Share Data:
Net (loss) income per share:
Basic	$(0.71)	$(0.05)	$(0.07)	$0.68	$0.65	$0.22	$(0.22)
Diluted	$(0.71)	$(0.05)	$(0.07)	$0.68	$0.64	$0.22	$(0.22)
Number of shares used to calculate net (loss) income per share:
Basic	41,085	41,030	41,030	40,985	40,985	40,930	40,861
Diluted	41,085	41,030	41,030	41,283	41,283	41,092	40,861

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and invested assets	$245,887	$258,425	$238,044	$209,794	$198,150
Total assets	400,074	402,127	328,445	273,571	262,161
Loss and loss adjustment expense reserves	161,079	122,071	96,613	84,286	79,260
Debentures payable and term loan	70,081	70,009	40,211	40,165	40,119
Total liabilities	327,586	298,457	221,481	196,639	189,368
Total stockholders' equity	72,488	103,670	106,964	76,932	72,793
Book value per common share	$1.76	$2.53	$2.61	$1.88	$1.78

(1)	The (benefit) provision for income taxes for the year ended December 31, 2014 includes a decrease in the valuation allowance for the deferred tax asset of $22.4 million.

FIRST ACCEPTANCE CORPORATION 10-K

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this report, other than statements of historical fact, are forward-looking statements. You can identify these statements from our use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things statements and assumptions relating to:

•	the accuracy and adequacy of our loss reserving methodologies;
•	income, income per share and other financial performance measures;
•	the anticipated effects on our results of operations or financial condition from recent and expected developments or events, including the acquisition of the Titan Agencies;
•	the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolio;
•	and our business and growth strategies.

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

New York Stock Exchange Listing

Our common stock is listed on the New York Stock Exchange (the “NYSE”).  On October 14, 2016, we received notice from the NYSE that we were not in compliance with the NYSE’s continued listing standards set forth in the NYSE Listed Company Manual, which require the average closing price of our common stock to be at least $1.00 per share over a consecutive 30 trading-day period. On December 1, 2016, we received notice from the NYSE that the 30 trading-day average closing price of our common stock was now above $1.00 per share and that we were once again in compliance with this listing standard. We expect that our common stock will continue to be listed on the NYSE, subject to our continued compliance with all of the NYSE’s continued listing standards.

General

We are principally a retailer, servicer and underwriter of non-standard personal automobile insurance. Non-standard personal automobile insurance is made available to individuals because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, and failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type. On May 4, 2016, we sold a tract of land at a gain of $1.2 million and as a result have only one single tract of land in San Antonio, Texas that remains for sale.

FIRST ACCEPTANCE CORPORATION 10-K

At December 31, 2016, we leased and operated 355 retail locations (or “stores”) and a call center staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary insurance product providing personal property and liability coverage for renters underwritten by us. In addition, retail locations in some markets offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers for which we receive a commission.

Our insurance operations generate revenue from selling non-standard personal automobile insurance products and related products in 16 states. In December 2016, we closed all of our retail locations and ceased writing new business in the state of Missouri. We conduct our servicing and underwriting operations in 14 states and are licensed as an insurer in 12 additional states. After obtaining a license in California, we began selling our non-standard personal automobile insurance product there in late June 2016 on a limited basis.

At December 31, 2016, 273 of our 355 stores primarily sell non-standard personal automobile insurance products underwritten by us.

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business. The 89 closed locations for the year included 53 that were part of our recent actions to improve profitability, 24 in the Chicago-area whose leases expired in January 2016, and 12 others closed in the normal course of business. The 4 opened locations were strategically-placed to replace and consolidate the closed Chicago-area locations.

	Year Ended December 31,
	2016	2015
Retail locations – beginning of period	440	356
Opened	4	8
Acquired	—	83
Closed	(89)	(7)
Retail locations – end of period	355	440

The following table shows the number of our retail locations by state.

	December 31,
	2016	2015	2014
Alabama	23	24	24
Arizona	10	10	—
California	47	48	—
Florida	34	39	31
Georgia	50	60	60
Illinois	39	61	60
Indiana	16	17	17
Mississippi	6	7	7
Missouri	—	9	10
Nevada	4	4	—
New Mexico	5	5	—
Ohio	27	27	27
Pennsylvania	11	14	15
South Carolina	15	24	25
Tennessee	23	23	22
Texas	45	68	58
Total	355	440	356

FIRST ACCEPTANCE CORPORATION 10-K

Recent Actions

Since August 2016, we have taken the following actions to reduce premiums written and increase statutory capital and surplus with the goal of returning our ratio of net premiums written to statutory capital and surplus to within regulatory guidelines and improving profitability:

•

We have filed and received approval for substantial rate increases and structural changes in our rating programs in response to our increase in claim frequency.  The magnitude and frequency of these changes are unprecedented in our recent history;

•

We reduced premium writings, through the closing 53 poorly performing stores, by temporarily suspending or eliminating new business in selected areas of our business, and tightening our underwriting standards;

•	We have taken aggressive action in our claims-handling operations where we have hired a new Senior Vice-President, restructured management and improved processes;
•

We increased our statutory capital and surplus by selling available-for-sale securities with unrealized gains ($4.9 million) and through capital contributions from net income derived from our insurance agency operations ($4.7 million).

Titan Acquisition

Effective July 1, 2015, we acquired certain assets of Titan Insurance Services, Inc. and Titan Auto Insurance of New Mexico, Inc. (the “Titan Agencies”). These 82 retail locations, which are now rebranded under our Acceptance Insurance name, primarily sell private passenger non-standard automobile insurance policies underwritten by unrelated insurance companies for which our revenues are in the form of commission and fee income. We currently offer our own product through these stores, on a limited basis, in California and Texas.

Consolidated Results of Operations

Overview

Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses.

The following table presents selected financial data for our insurance operations and real estate and corporate segments (in thousands).

	Year Ended December 31,
	2016	2015	2014
Revenues:
Insurance	$ 388,323	$ 331,828	$ 263,133
Real estate and corporate	1,300	64	61
Consolidated total	$ 389,623	$ 331,892	$ 263,194
(Loss) income before income taxes:
Insurance	$ (40,685)	$ 338	$ 12,549
Real estate and corporate	(4,445)	(2,910)	(2,826)
Consolidated total	$ (45,130)	$ (2,572)	$ 9,723

FIRST ACCEPTANCE CORPORATION 10-K

In 2016, our insurance operations generated revenues from selling non-standard personal automobile insurance products and related products in 17 states. We conducted our servicing and underwriting operations in 14 states through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. Our insurance revenues were primarily generated from:

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

The following table presents gross premiums earned by state (in thousands). Driven by a 13.6% year-over-year increase in our average in-force premium at the end of each year, net premiums earned for the year ended December 31, 2016 increased 13.6% compared with the prior year.

	Year Ended December 31,
	2016	2015	2014
Gross premiums earned:
Georgia	$63,332	$51,287	$40,792
Florida	45,880	41,102	33,519
Texas	41,154	35,771	28,017
Ohio	30,376	26,745	22,315
Alabama	28,163	24,611	21,717
South Carolina	25,515	20,254	16,407
Illinois	20,733	24,050	20,552
Tennessee	19,330	16,702	12,748
Pennsylvania	9,618	9,224	8,426
Indiana	9,244	7,954	6,155
Missouri	5,397	5,844	4,902
Mississippi	3,872	3,398	3,030
Virginia	848	417	—
California	316	—	—
Total gross premiums earned	303,778	267,359	218,580
Premiums ceded to reinsurer	(450)	(372)	(265)
Total net premiums earned	$303,328	$266,987	$218,315

Our insurance segment presents a combined ratio as a measure of their overall underwriting profitability. The components of the combined ratio are as follows.

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

Combined Ratio - Combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, our insurance segment cannot be profitable without sufficient investment income.

FIRST ACCEPTANCE CORPORATION 10-K

The following table presents the loss, expense and combined ratios for our insurance operations.

	Year Ended December 31,
	2016	2015	2014
Loss	101.9%	82.0%	73.9%
Expense	14.6%	17.8%	22.7%
Combined	116.5%	99.8%	96.6%

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

The invested assets of the insurance company subsidiaries consist substantially of marketable, investment grade debt securities, and include U.S. government securities, municipal bonds, corporate bonds, mutual funds, and collateralized mortgage obligations (“CMOs”), in addition to other alternative investments made into limited partnership interests and a real estate investment trust. Investment income is comprised primarily of interest earned on these securities, net of related investment expenses. Although investments are generally purchased with the intention to hold them until maturity, realized gains and losses could occur from time to time as changes are made to our holdings based upon changes in interest rates or the credit quality of specific securities, or as we did in the recent year, to increase the statutory capital and surplus of the insurance company subsidiaries who carry fixed maturity securities at amortized cost.

The value of our consolidated available-for-sale investment portfolio was $117.2 million at December 31, 2016 and consisted of fixed maturity securities, preferred stock and investments in mutual funds, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At December 31, 2016, we had gross unrealized gains of $2.4 million and gross unrealized losses of $3.1 million in our consolidated investments available-for-sale portfolio.

The value of our other investments was $10.0 million at December 31, 2016 and consisted of two limited partnership interests carried at net asset value, which approximates fair value, with unrealized gains and losses reported as investment income, and a privately-held real estate investment trust carried at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. At December 31, 2016, we had gross unrealized gains attributable to our privately-held real estate investment trust of $0.9 million in our consolidated other investments portfolio.

At December 31, 2016, 96% of the fair value of our fixed maturities portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

FIRST ACCEPTANCE CORPORATION 10-K

The following table summarizes our investments available-for-sale at December 31, 2016 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
U.S. government and agencies	$19,142	$112	$(303)	$18,951
Political subdivisions	4,233	—	(68)	4,165
Revenue and assessment	5,539	185	(41)	5,683
Corporate bonds	47,238	107	(1,805)	45,540
Collateralized mortgage obligations:
Agency backed	23,093	73	(744)	22,422
Non-agency backed – residential	2,411	529	(7)	2,933
Non-agency backed – commercial	1,408	487	—	1,895
Total fixed maturities, available-for-sale	103,064	1,493	(2,968)	101,589
Preferred stock, available-for-sale	3,025	198	(111)	3,112
Mutual funds, available-for-sale	11,813	698	—	12,511
	$117,902	$2,389	$(3,079)	$117,212

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Consolidated Results

Revenues for the year ended December 31, 2016 increased 17% to $389.6 million from $331.9 million in the prior year. Loss before income taxes for the year ended December 31, 2016 was $45.1 million, compared with $2.6 million for the year ended December 31, 2015. Net loss for the year ended December 31, 2016 was $29.3 million, compared with $1.9 million for the year ended December 31, 2015. Basic and diluted net loss per share was $0.71, for the year ended December 31, 2016, compared with $0.05 for the year ended December 31, 2015.

For the year ended December 31, 2016, we recognized $30.6 million of unfavorable prior period loss development. Conversely, the period was favorably impacted by a $1.2 million gain on the sale of foreclosed real estate along with net realized gains on investments of $4.8 million from the sales of fixed maturities that were sold to increase the statutory capital and surplus of our insurance company subsidiaries. The year ended December 31, 2015 included $3.7 million of costs related to a litigation settlement.

Insurance Operations

Revenues from insurance operations were $388.3 million for the year ended December 31, 2016, compared with $331.8 million for the year ended December 31, 2015. Loss before income taxes from insurance operations for the year ended December 31, 2016 was $40.7 million, compared with income before income taxes from insurance operations of $0.3 million for the year ended December 31, 2015.

Premiums Earned

Premiums earned increased by $36.3 million, or 13.6%, to $303.3 million for the year ended December 31, 2016, from $267.0 million for the year ended December 31, 2015. This improvement was due to higher average premiums resulting from our rate increases throughout the year. While during 2016, our total policies-in-force declined 14.5%, this targeted decline was more than offset by a 13.6% year-over-year increase in our average in-force premium.

Commission and Fee Income

Commission and fee income increased by $15.7 million, or 26%, to $75.6 million for the year ended December 31, 2016, from $59.9 million for the year ended December 31, 2015. Revenue from the former Titan retail locations acquired on July 1, 2015 accounted for the majority of this increase. The remaining increase in commission and fee income was a result of higher fee income related to commissionable ancillary products sold through our previously-existing retail locations.

FIRST ACCEPTANCE CORPORATION 10-K

Investment Income

Investment income decreased slightly to $4.6 million during the year ended December 31, 2016 from $5.0 million during the year ended December 31, 2015. This decrease in investment income was primarily a result of the lower returns on reinvested fixed maturities. At December 31, 2016 and 2015, the book yields for our fixed maturities and cash equivalents portfolio were 1.5% and 2.3%, respectively, with effective durations of 2.52 and 3.04 years, respectively.

In September 2016, in order to increase the statutory capital and surplus of our insurance company subsidiaries by realizing gains on fixed maturities carried at amortized cost for statutory purposes, we sold $66.9 million of available-for-sale securities yielding 3.6% and reinvested the proceeds at 2.2%. As a result, our investment income in future periods will decline from the reduced yield in our fixed maturities portfolio.

Net Realized Gains on Investments, Available-for-Sale

Net realized gains on investments, available-for-sale during the year ended December 31, 2016 included $4.8 million from the previously-mentioned sale of fixed maturities. Net realized gains are net of $147 thousand of charges related to other-than-temporary-impairment (“OTTI”) on a mutual fund and other net realized gains from redemptions.

Losses and Loss Adjustment Expenses

The loss ratio was 101.9% for the year ended December 31, 2016, compared with 82.0% for the year ended December 31, 2015. We experienced unfavorable development related to prior fiscal years of $30.6 million for the year ended December 31, 2016, compared with unfavorable development of $0.8 million for the year ended December 31, 2015. The unfavorable loss development for the year ended December 31, 2016 was the result of increased losses primarily from the 2015 accident year across all major coverages. The most significant causes of the development were a greater than usual emergence of reported claims and higher bodily injury severity. The unfavorable loss development for the year ending December 31, 2015 was largely the result of an increase in bodily injury loss adjustment expenses (primarily outside legal costs) driven by the overall increase in claim frequency.

Excluding the development related to prior fiscal years, the loss ratios for the years ended December 31, 2016 and 2015 were 91.8% and 81.7%, respectively. The year-over-year increase in the loss ratio was primarily due to higher than expected claim frequency across all major coverages and higher bodily injury severity. We believe that an increase in the number of miles driven by insured drivers as a result of lower gas prices and a favorable economy, along with an increase in distracted driving has been a contributing factor to an industry-wide increase in frequency. In response, the Company has continued to implement aggressive rate and underwriting actions as warranted at a state and coverage level and strengthen its claims organization and processes. These rate actions, as well as changes in coverage mix, the number of vehicles and vehicle type insured, have resulted in a 13.6% year-over-year increase in our average in-force premium.

Insurance Operating Expenses

Insurance operating expenses increased 10.6% to $116.5 million for the year ended December 31, 2016 from $105.3 million for the year ended December 31, 2015. This increase is primarily due to the addition of the former Titan retail locations which were not acquired until July 1, 2015.

During the six months ended December 31, 2016, we closed 55 poorly-performing stores. The cost of these closures, primarily for lease buyouts, was $1.0 million and is included in insurance operating expenses.

The expense ratio was 14.6% for the year ended December 31, 2016, compared with 17.8% for the year ended December 31, 2015. The year-over-year decrease in the expense ratio was primarily due to the increase in premiums earned which resulted in a lower percentage of fixed expenses in our retail operations (such as rent) and the Company’s efforts on cost containment.

Overall, the combined ratio increased to 116.5% for the year ended December 31, 2016 from 99.8% for the year ended December 31, 2015.

Benefit for Income Taxes

The benefit for income taxes was $15.8 million for the year ended December 31, 2016, compared with $0.6 million at the year ended December 31, 2015. The year ended December 31, 2016 includes an increase in the valuation allowance for deferred tax assets (“DTA”) of $0.1 million.

FIRST ACCEPTANCE CORPORATION 10-K

In assessing our ability to realize the DTA, both positive and negative evidence are used to evaluate the allowance. Although we have incurred a pre-tax loss of $45.1 million which is a source of negative evidence, we placed greater weight on our outlook for future taxable income over the allowable time period for realization of the DTA and concluded that it is more likely than not that the remaining DTA will be realized. Regarding the length of time available to realize the DTA, at December 31, 2016, $24.2 million of the DTA related to net operating loss carryforwards do not expire until 2031 through 2036 and $2.0 million in AMT (“Alternative Minimum Tax”) carryforwards have no expiration date. The DTA valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the DTA will not be realized. In the event the DTA valuation allowance is adjusted, we would record an income tax expense for the adjustment. Likewise, we would record an income tax expense in the period in which any reduction in the corporate tax rate was enacted.

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the year ended December 31, 2016 was $4.4 million, compared with $2.9 million for the year ended December 31, 2015. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by offset by a gain on the sale of foreclosed real estate and investment income on corporate invested assets. On May 4, 2016, we sold one of our two remaining tracts of land resulting in a gain of $1.2 million.

We incurred $4.3 million of interest expense during the year ended December 31, 2016, compared with interest expense of $3.0 during the year ended December 31, 2015. Interest expense related to the financing of the July 1, 2015 Titan acquisition account for $2.4 million and $1.2 million of the expense during 2016 and 2015, respectively. The remaining interest expense was related to the debentures issued in June 2007. For additional information, see “Liquidity and Capital Resources” in Item 7 of this report.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

FIRST ACCEPTANCE CORPORATION 10-K

Benefit for Income Taxes

The benefit for income taxes was $0.6 million for the year ended December 31, 2015, compared with $18.3 million at the year ended December 31, 2014. The benefit for income taxes for the year ended December 31, 2014 included a decrease in the valuation allowance for the deferred tax asset of $22.4 million resulting from a change in management’s judgment regarding the realizability of the deferred tax asset. A valuation allowance is established to reduce the deferred tax asset to the amount that is more likely than not to be realized. In assessing our ability to support the realizability of our deferred tax asset, we considered both positive and negative evidence and we placed greater weight on historical results rather than on our outlook for future profitability. In recent years, the Company incurred losses resulting in a source of negative evidence. With the conclusion of 2014, the Company’s historical results reflected a twelve-quarter cumulative taxable income which management considered to be a trend of positive evidence in accessing the realizability of its deferred tax asset. Based on this fact and our outlook for future profitability, the deferred tax asset valuation allowance was adjusted during that period and resulted in the aforementioned income tax benefit. A valuation allowance of $1.7 million remained at December 31, 2015 for certain amounts that are not more likely than not expected to be realized.

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

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash used by operating activities for the year ended December 31, 2016 was $13.6 million, compared with net cash provided by operating activities of $29.3 million for the year ended December 31, 2015. This change was primarily a result of the net loss in the current year. Net cash provided by investing activities for the year ended December 31, 2016 was $16.7 million, compared with net cash used in investing activities of $46.2 million for the year ended December 31, 2015. Sales, maturities, and redemptions of investments, available-for-sale, net of purchases, resulted in an increase of $14.9 million in cash provided by investing activities for the year ended December 31, 2016. Investing activities for the current year were impacted by the sale of certain fixed maturities in an unrealized gain position to increase the statutory capital and surplus of the insurance company subsidiaries and their subsequent reinvestment. The current year also included $1.8 million of proceeds from the sale of foreclosed real estate. The year ended December 31, 2015 included the Titan business acquisition of $33.8 million. Net cash provided by financing activities for the year ended December 31, 2015 included $30.0 million from a term loan from our principal stockholder to partially fund the Titan acquisition.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures and term loan payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products and insurance policies on behalf of third-party carriers by our agency operations, including the 2015 Titan acquisition. At December 31, 2016, our holding company had $3.5 million available in unrestricted cash and investments. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.

The holding company has debt service requirements related to the debentures payable and the term loan to a principal stockholder. The debentures are interest-only and mature in full in July 2037. The debentures accrue interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures for the year ended December 31, 2016 ranged from 4.366% to 4.637%. In January 2017 the interest rate reset to 4.789% through April 2017. The term loan is interest-only and matures in full in June 2025. The interest rate on the term loan is 8%.

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At December 31, 2016, our insurance company subsidiaries could not pay any dividends due to a negative unassigned surplus position.

FIRST ACCEPTANCE CORPORATION 10-K

We have three insurance company subsidiaries that are organized and domiciled under the insurance statutes of Texas, Georgia, and Tennessee. Our insurance company subsidiaries also operate under licenses issued by various state insurance authorities. Such licenses may be of perpetual duration or periodically renewable, provided we continue to meet applicable regulatory requirements.

For the year ended December 31, 2016, the insurance company subsidiaries experienced a reduction in statutory capital and surplus of $39.9 million primarily as a result of unfavorable loss development. The National Association of Insurance Commissioners (“NAIC”) Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. Failure to meet applicable risk-based capital requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. As of December 31, 2016 the insurance company subsidiaries remain above the company action levels. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratio for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus was 5.08-to-1 at December 31, 2016 which is in excess of the suggested guidelines.

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

Contractual Obligations

The following table summarizes our contractual obligations by period at December 31, 2016 (in thousands).

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Net loss and loss adjustment expense reserves (1)	$ 161,079	$ 106,434	$ 47,405	$ 6,065	$ 1,175
Debentures payable (2)	82,715	1,975	3,950	3,950	72,840
Term loan from principal stockholder (3)	50,400	2,400	4,800	4,800	38,400
Operating leases (4)	16,807	6,339	6,057	1,741	2,670
Total contractual cash obligations	$ 311,001	$ 117,148	$ 62,212	$ 16,556	$ 115,085

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

(2)	Payments due by period assume a contractual variable interest rate of LIBOR plus 375 basis points, or 4.789% at January 31, 2017.
(3)	Payments due by period assume the flat contractual interest rate of 8%.
(4)	Consists primarily of rental obligations under real estate leases related to our retail locations and corporate offices.

FIRST ACCEPTANCE CORPORATION 10-K

Trust Preferred Securities

On June 15, 2007, First Acceptance Statutory Trust I (“FAST I”), our wholly-owned unconsolidated subsidiary trust entity, completed a private placement whereby FAST I issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,240 shares of common securities to us, also at $1,000 per share. FAST I used the proceeds from the sale of the preferred securities to purchase $41.2 million of junior subordinated debentures from us. The debentures will mature on July 30, 2037 and are currently redeemable by the Company in whole or in part and the preferred securities are callable. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points, resetting quarterly). During 2016, the interest rate related to the debentures ranged from 4.366% to 4.637%. The obligations of the Company under the junior subordinated debentures represent full and unconditional guarantees by the Company of FAST I’s obligations for the preferred securities. Dividends on the preferred securities are cumulative, payable quarterly in arrears and are deferrable at the Company’s option for up to five years. The dividends on these securities, which have not been deferred, are the same as the interest on the debentures. The Company cannot pay dividends on its common stock during any such deferments. FAST I does not meet the requirements for consolidation of FASB ASC 810, Consolidation.

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

Valuation of Deferred Tax Asset (“DTA”)

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

FIRST ACCEPTANCE CORPORATION 10-K

In establishing a valuation allowance at December 31, 2016, both positive and negative evidence were used to evaluate the allowance and the greatest weight was placed on our outlook for future taxable income and the allowable time period for realization of the DTA. We estimated our future taxable income from our 2017 budget and the long-term forecasts we use to manage our business and concluded that it is more likely than not that the remaining DTA will be realized. A key consideration in our current analysis was the fact that no deferred tax assets have had expiration dates that we believed would be a factor in the timing of their ultimate realization. Regarding the length of time available to realize the DTA, at December 31, 2016, $24.2 million of the DTA related to net operating loss carryforwards that do not expire until 2031 through 2036 and $2.0 million in AMT (“Alternative Minimum Tax”) carryforwards that have no expiration date.

The resultant valuation allowance at December 31, 2016 was specifically related to capital losses that are deductible only to the extent of capital gains (which we do not currently anticipate) and state income taxes for specific entities in certain jurisdictions where we do not forecast future taxable income.

Goodwill and Identifiable Intangible Assets

Goodwill and identifiable intangible assets are attributable to our insurance operations and were initially recorded at their estimated fair values at their dates of acquisition. Some have an indefinite useful life and are not amortized for financial statement purposes while those with a definite life are amortized. Effective October 1, 2015, we made a voluntary accounting change and now perform our required annual impairment test as of each October 1st instead of the previous date of June 30th. We consider the July 1, 2015 acquisition of the Titan Agencies to be a separate reporting unit for goodwill impairment analysis purposes.

We follow the accounting guidelines, which allows companies to waive comparing the fair value of goodwill and identifiable intangible assets to their carrying amounts in assessing their recoverability if, based on qualitative factors, it is more likely than not that the fair value of goodwill and identifiable intangible assets is greater than their carrying amounts. The qualitative factors include such things as our financial performance, legal and regulatory factors, industry and market considerations, and entity-specific events, all of which are subjective. Based on recent entity-specific events, the Company elected to prepare a quantitative analysis for its annual impairment testing as of October 1, 2016. This review did not indicate any impairment.

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

FIRST ACCEPTANCE CORPORATION 10-K

We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies underwritten by our insurance company subsidiaries. Each of our insurance company subsidiaries establishes a reserve for all of its unpaid losses, including case reserves and IBNR reserves, and estimates for the cost to settle the claims. We estimate our IBNR reserves by estimating our ultimate liability for loss and loss adjustment expense reserves first, and then reducing that amount by the amount of cumulative paid claims and by the amount of our case reserves. We rely primarily on historical loss experience in determining reserve levels, on the assumption that historical loss experience provides a good indication of future loss experience. We also consider various other factors, such as inflation, claims settlement patterns, legislative activity and litigation trends. Our actuarial staff continually monitors these estimates on a state and coverage level. We utilize our actuarial staff to determine appropriate reserve levels. As experience develops or new information becomes known, we increase or decrease the level of our reserves in the period in which changes to the estimates are determined. These estimates involve a high level of subjectivity and judgement, and accordingly, the actual losses and loss adjustment expenses may differ materially from the estimates we have recorded.

We believe that our estimate regarding changes in loss severity is the most significant factor that can potentially impact our IBNR reserve estimate. We believe that there is a reasonable possibility of increases or decreases in our estimated claim severities, with the largest potential changes occurring in the most recent accident years. Dependent upon the accident year, an increase in loss severity of unpaid losses, ranging from 0.5% to 3.0% would result in adverse development of net loss and loss adjustment expense reserve levels at December 31, 2016 and a decrease in income before income taxes of approximately $14.1 million. Conversely, a comparable decrease in loss severity would result in favorable development of net loss and loss adjustment expense reserve levels at December 31, 2016 and an increase in income before income taxes of approximately $14.1 million.

Regarding our past estimates, for the year ended December 31, 2016, we experienced unfavorable development on reserves at December 31, 2015 of $30.6 million, which increased our loss and loss adjustment expense for prior accident periods. This unfavorable development was the result of increased losses primarily from the 2015 accident year across all major coverages. The most significant causes of the development were a greater than usual emergence of reported claims and higher bodily injury severity than we had originally estimated.

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

In reviewing our investment portfolio for impairment at December 31, 2016, we were able to rely upon the objective factor that the unrealized losses as of this date were related to the increase in market interest rates.

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturities portfolio	$ 106,624	$ 104,108	$ 101,589	$ 99,073	$ 96,556	$ 91,525

The following table provides information about our fixed maturity investments at December 31, 2016 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and expected impairment) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2017	$ 5,216	$ 10,495	$ —	$ 15,711
2018	3,940	5,920	—	9,860
2019	4,281	6,920	—	11,201
2020	2,072	8,902	—	10,974
2021	572	16,533	—	17,105
Thereafter	3,483	36,131	—	39,614
Total	$ 19,564	$ 84,901	$ —	$ 104,465
Fair value	$ 17,156	$ 84,433	$ —	$ 101,589

On June 15, 2007, our wholly-owned unconsolidated trust entity, FAST I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points, resetting quarterly). The interest rate related to the debentures ranged from 4.366% to 4.637% during 2016. Interest rates on these debentures therefore will reset quarterly based on changes in the Three-Month LIBOR rate.

FIRST ACCEPTANCE CORPORATION 10-K

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest single investment, excluding U.S. government and agency securities, is our investment in a single mutual fund with a fair value of $7.6 million, or 6% of our investments, available-for-sale, portfolio. Our five largest investments make up 24% of our investments, available-for-sale, portfolio.

The following table presents the underlying ratings of our fixed maturities portfolio by nationally recognized statistical rating organizations at December 31, 2016 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$ 1,375	1%	$ 1,387	1%
AA+, AA, AA-	57,434	56%	56,329	55%
A+, A, A-	30,212	29%	29,138	29%
BBB+, BBB, BBB-	10,868	11%	10,579	10%
Total investment grade	99,889	97%	97,433	96%

Not rated	—	0%	—	0%

BB+, BB, BB-	500	0%	513	1%
B+, B, B-	628	1%	666	1%
CCC+, CCC, CCC-	682	1%	1,226	1%
CC+, CC, CC-	54	0%	241	0%
C+, C, C-	445	0%	444	0%
D	866	1%	1,066	1%
Total non-investment grade	3,175	3%	4,156	4%
Total	$ 103,064	100%	$ 101,589	100%

FIRST ACCEPTANCE CORPORATION 10-K

Item 8.	Financial Statements and Supplementary Data

FIRST ACCEPTANCE CORPORATION 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Acceptance Corporation

We have audited the accompanying consolidated balance sheets of First Acceptance Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Acceptance Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Acceptance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 14, 2017

FIRST ACCEPTANCE CORPORATION 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Acceptance Corporation

We have audited First Acceptance Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting listed as item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Acceptance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Acceptance Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 14, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
March 14, 2017

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Investments, available-for-sale at fair value (amortized cost of $117,902 and $128,304, respectively)	$117,212	$131,582
Cash, cash equivalents, and restricted cash	118,681	115,587
Premiums, fees, and commissions receivable, net of allowance of $279 and $454	66,393	69,881
Deferred tax assets, net	35,641	18,301
Other investments	9,994	11,256
Other assets	6,078	6,950
Property and equipment, net	4,213	5,141
Deferred acquisition costs	4,852	5,509
Goodwill	29,384	29,429
Identifiable intangible assets, net	7,626	8,491
TOTAL ASSETS	$400,074	$402,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$161,079	$122,071
Unearned premiums and fees	78,861	83,426
Debentures payable	40,302	40,256
Term loan from principal stockholder	29,779	29,753
Accrued expenses	7,089	7,345
Other liabilities	10,476	15,606
Total liabilities	327,586	298,457
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 41,160 and 41,060 issued and outstanding, respectively	412	411
Additional paid-in capital	457,750	457,476
Accumulated other comprehensive income, net of tax of $(1,110) and $62, respectively	1,316	3,491
Accumulated deficit	(386,990)	(357,708)
Total stockholders’ equity	72,488	103,670
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$400,074	$402,127

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Premiums earned	$303,328	$266,987	$218,315
Commission and fee income	75,596	59,892	39,733
Investment income	4,649	5,024	5,123
Gain on sale of foreclosed real estate	1,237	—	—
Net realized gains (losses) on investments, available-for-sale (includes $4,745 of accumulated other comprehensive loss reclassification for net unrealized gains in 2016)	4,813	(11)	23
	389,623	331,892	263,194
Costs and expenses:
Losses and loss adjustment expenses	309,002	219,031	161,302
Insurance operating expenses	116,510	105,254	87,328
Other operating expenses	1,219	1,126	996
Litigation settlement	—	3,677	187
Stock-based compensation	207	144	185
Depreciation	2,540	1,751	1,767
Amortization of identifiable intangible assets	956	514	—
Interest expense	4,319	2,967	1,706
	434,753	334,464	253,471
(Loss) income before income taxes	(45,130)	(2,572)	9,723
Benefit for income taxes	(15,848)	(642)	(18,345)
Net (loss) income	$(29,282)	$(1,930)	$28,068
Net (loss) income per share:
Basic	$(0.71)	$(0.05)	$0.68
Diluted	$(0.71)	$(0.05)	$0.68
Number of shares used to calculate net (loss) income per share:
Basic	41,085	41,030	40,985
Diluted	41,085	41,030	41,283
Reconciliation of net (loss) income to other comprehensive (loss) income:
Net (loss) income	$(29,282)	$(1,930)	$28,068
Unrealized change in investments:
Unrealized change in investments arising during the period, net of tax of $489, $(861) and $923, respectively	$909	$(1,599)	$1,715
Reclassification of net realized gains on investments, available-for- sale, included in net loss, net of tax of $(1,661) in 2016	(3,084)	—	—
Comprehensive (loss) income	$(31,457)	$(3,529)	$29,783

Detail of net realized gains (losses) on investments, available-for-sale:
Net realized gains (losses) on sales and redemptions	$4,960	$(11)	$23
Other-than-temporary impairment charges	(147)	—	—
Net realized gains (losses) on investments, available-for-sale	$4,813	$(11)	$23

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income (loss)	deficit	equity
Balances at December 31, 2013	40,983	$410	$456,993	$3,375	$(383,846)	$76,932
Net income	—	—	—	—	28,068	28,068
Net unrealized change on investments (net of tax of $923)	—	—	—	1,715	—	1,715
Forfeitures and repurchases of restricted common stock	(4)	—	(10)	—	—	(10)
Stock-based compensation	6	—	185	—	—	185
Issuance of shares under Employee Stock Purchase Plan	31	—	74	—	—	74
Balances at December 31, 2014	41,016	410	457,242	5,090	(355,778)	106,964
Net loss	—	—	—	—	(1,930)	(1,930)
Net unrealized change on investments (net of tax benefit of $861)	—	—	—	(1,599)	—	(1,599)
Stock-based compensation	7	—	144	—	—	144
Issuance of shares under Employee Stock Purchase Plan	37	1	90	—	—	91
Balances at December 31, 2015	41,060	411	457,476	3,491	(357,708)	103,670
Net loss	—	—	—	—	(29,282)	(29,282)
Net unrealized change on investments (net of tax benefit of $1,172)	—	—	—	(2,175)	—	(2,175)
Stock-based compensation	7	—	207	—	—	207
Vested restricted stock units, net of repurchases	29	—	(10)	—	—	(10)
Issuance of shares under Employee Stock Purchase Plan	64	1	77	—	—	78
Balances at December 31, 2016	41,160	$412	$457,750	$1,316	$(386,990)	$72,488

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(29,282)	$(1,930)	$28,068
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	2,540	1,751	1,767
Amortization of identifiable intangible assets	956	514	—
Stock-based compensation	207	144	185
Deferred income taxes	(16,176)	(917)	(19,223)
Other-than-temporary impairment on investments, available-for-sale	147	—	—
Net realized (gains) losses on sales and redemptions of investments	(4,960)	11	(23)
Investment income from other investments	(427)	(396)	(85)
Gain on sale of foreclosed real estate, net	(1,237)	—	—
Other	108	261	224
Change in:
Premiums, fees, and commission receivable	3,663	(13,457)	(10,197)
Loss and loss adjustment expense reserves	39,008	25,458	12,327
Unearned premiums and fees	(4,565)	15,484	11,959
Other liabilities	(5,130)	1,500	510
Other	1,520	884	1,497
Net cash (used in) provided by operating activities	(13,628)	29,307	27,009
Cash flows from investing activities:
Purchases of investments, available-for-sale	(62,982)	(25,383)	(12,314)
Maturities and redemptions of investments, available-for-sale	11,028	15,988	19,941
Sales of fixed maturities, available-for-sale	66,880	—	—
Purchases of other investments	(957)	(2,190)	(3,080)
Distributions from other investments	3,270	2,088	195
Capital expenditures	(2,263)	(2,768)	(1,427)
Acquisition of identifiable intangible assets	(91)	(205)	(2)
Proceeds from sale of foreclosed real estate, net	1,769	—	—
Business acquired through asset purchase	—	(33,770)	—
Net cash provided by (used in) investing activities	16,654	(46,240)	3,313
Cash flows from financing activities:
Proceeds from term loan from principal stockholder	—	30,000	—
Net proceeds from issuance of common stock	68	91	74
Net cash provided by financing activities	68	30,091	74
Net change in cash, cash equivalents, and restricted cash	3,094	13,158	30,396
Cash, cash equivalents, and restricted cash, beginning of period	115,587	102,429	72,033
Cash, cash equivalents, and restricted cash, end of period	$118,681	$115,587	$102,429
See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

General

First Acceptance Corporation (the “Company”) is a holding company based in Nashville, Tennessee with operating subsidiaries whose primary operations include the selling, servicing, and underwriting of non-standard personal automobile insurance and related products. In 2016, our insurance operations generated revenue from selling non-standard personal automobile insurance products and related products in 17 states and conducted our servicing and underwriting operations in 14 states. In December 2016, we closed all of our retail locations and ceased writing new business in the state of Missouri. The Company issued policies of insurance through three wholly-owned subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. (collectively, the “Insurance Companies”).

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

Investments

Investments, available-for-sale at fair value, include bonds with fixed principal payment schedules and mortgage-backed securities which are amortized using the retrospective method. These securities and investments in mutual funds are carried at fair value with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported in other comprehensive (loss) income.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

If management can assert that it does not intend to sell an impaired fixed maturity security and it is more likely than not that it will not have to sell the security before recovery of its amortized cost basis, then an entity must separate other-than-temporary impairments (“OTTI”) into the following two components: (i) the amount related to credit losses, which are charged against income, and (ii) the amount related to all other factors, which are recorded in other comprehensive (loss) income. The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value.

Realized gains and losses on sales and redemptions of securities are computed based on specific identification.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consist of bank demand deposits and other highly-liquid investments. All investments with maturities of three months or less at the date of purchase are considered cash equivalents. At December 31, 2016 and December 31, 2015 the Company had restricted cash equivalents of $18.6 million and $9.4 million, respectively.

Other Investments

Other investments consist of limited partnership interests and an investment in the common stock of a real estate investment trust (“REIT”).  Limited partnership interests are recorded at net asset value which approximates fair value. Valuations are based upon the GAAP financial statements of the partnerships which are required to be audited annually. The common stock of the REIT is recorded at a fair value with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported in other comprehensive (loss) income.

The change in net asset value of limited partnership interests and any dividends paid by the REIT are recorded in investment income in the consolidated statements of comprehensive (loss) income.

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

Commission and fee income includes installment fees recognized when billed, commissions and fees from ancillary products recognized on a pro-rata basis over the respected terms of the contracts, and commissions and related policy fees, written for third-party insurance companies, recognized, at the date the customer is initially billed or as of the effective date of the insurance policy, whichever is later. A liability for returned commissions is established for the amount of commission income received that the Company estimates (based on historical experience) will be returned to third-party insurance companies as a result of policy cancellations.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company accounts for income tax uncertainties under the provisions of FASB ASC 740, Income Taxes. The Company has recognized no additional liability or reduction in deferred tax assets for unrecognized tax benefits at December 31, 2016 and 2015. Any interest and penalties incurred in connection with income taxes are recorded as a component of the provision for income taxes. The Company is generally not subject to U.S. federal, state or local income tax examinations by tax authorities for taxable years prior to 2012.

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

Foreclosed Real Estate Held for Sale

Foreclosed real estate held for sale is recorded at the lower of cost or fair value less estimated costs to sell. The Company periodically reviews its portfolio of foreclosed real estate held for sale using current information including (i) independent appraisals, (ii) general economic factors affecting the area where the property is located, (iii) recent sales activity and asking prices for comparable properties and (iv) costs to sell and/or develop that would serve to lower the expected proceeds from the disposal of the real estate. Gains (losses) realized on liquidation are recorded directly to operations and included in revenues. Foreclosed real estate held for sale assets of $0.2 million and $0.8 million at December 31, 2016 and 2015, respectively, are included within other assets in the accompanying consolidated balance sheets.

On May 4, 2016, the Company sold one tract of land resulting in a gain of $1.2 million.

Deferred Acquisition Costs

Deferred acquisition costs include premium taxes and other variable underwriting and direct sales costs incurred in connection with writing successful new and renewal business. These costs are deferred and amortized over the policy period in which the related premiums are earned, to the extent that such costs are deemed recoverable from future unearned premiums and anticipated investment income. Advertising costs are expensed when incurred and are not a part of deferred acquisition costs. Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $18.9 million, $16.3 million and $11.4 million, respectively, and is included within insurance operating expenses in the accompanying consolidated statements of operations and comprehensive (loss) income.

Goodwill and Other Identifiable Intangible Assets

Goodwill and identifiable intangible assets are attributable to the Company’s insurance operations and were initially recorded at their estimated fair values at their dates of acquisition. Identifiable intangible assets with an indefinite life, (trade name and state insurance licenses) are not amortized for financial statement purposes while those with a definite life (policy renewal rights, customer relationships, and software licenses) are amortized in proportion to projected policy expirations or life of the asset. At December 31, 2016 and 2015, identifiable intangible assets were $7.6 million and $8.5 million, respectively, stated net of accumulated amortization expense of $1.5 million and $0.5 million, respectively. The estimated amortization expense for the five succeeding fiscal years is $0.8 million, $0.6 million, $0.5 million, $0.4 million, and $0.3 million.

Effective with an accounting change made during the quarter ended December 31, 2015, the Company performs required annual impairment tests of its goodwill and identifiable intangible assets as of October 1st of each year. In the event that facts and circumstances indicate that goodwill or identifiable intangible assets may be impaired, an interim impairment test would be required. For goodwill impairment analysis purposes, the Company considers the Titan Agencies to be a separate reporting unit (see note 18).

The Company follows the accounting guidelines, which allows companies to waive comparing the fair value of goodwill and intangible assets to their carrying amounts in assessing the recoverability of these assets if, based on qualitative factors, it is more likely than not that the fair value of the goodwill and intangible assets is greater than their carrying amounts. Based on recent entity-specific events, the Company elected to prepare a quantitative analysis for its annual impairment testing as of October 1, 2016. This review did not indicate any impairment.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Evaluation of Going Concern

Conformity with U.S. generally accepted accounting principles requires the Company to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued. Management’s evaluation determined that the Company does not have substantial doubt continuing one year after the financial statements are issued.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” that will supersede virtually all revenue recognition guidance in GAAP and International Financial Reporting Standards (“IFRS”). This guidance had an effective date for public companies for annual and interim periods beginning after December 15, 2016, with early adoption not permitted. In July 2015, the FASB issued a one-year deferral of this effective date with the option for entities to early adopt at the original effective date. The standard is intended to increase comparability across industries and jurisdictions. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The new standard will not change accounting guidance for insurance contracts. The Company has revenue from non-insurance arrangements, such as commissionable ancillary products, which will fall under this guidance. The Company has not finalized the impact, if any, on our consolidated financial statements at this time. However, based on the initial evaluation of this guidance as it relates to these non-insurance arrangements, the Company does not expect the future impacts to be material.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” which requires companies to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. The evaluation will be required for each annual and interim reporting period. This guidance has an effective date for public companies for annual reporting periods ending after December 15, 2016 and interim reporting periods thereafter, with early adoption permitted. The Company adopted this requirement effective December 31, 2016 which did not have a material impact on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. The amendment also eliminates today’s requirement that customers analogize to the leases standard when determining the assets acquired in a software licensing arrangement. For calendar year-end entities, the guidance was effective January 1, 2016 with the option to apply the guidance either prospectively or retrospectively. The Company has elected to apply this guidance prospectively, which resulted in $5 thousand of software licenses included in identifiable intangibles assets on the consolidated balance sheet as of December 31, 2016. Prior to this guidance, these licenses would have been included in property and equipment on the consolidated balance sheet.

In May 2015, the FASB issued ASU No. 2015-09, “Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts” which requires insurance companies to make additional disclosures about short-term duration contracts. This guidance has an effective date for public companies for annual reporting periods beginning after December 15, 2015 and interim reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this requirement effective December 31, 2016, and these disclosures are included in note 9.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-20): Recognition and Measure of Financial Assets and Financial Liabilities” which requires entities to measure many equity investments at fair value and recognize changes in fair value in net income (loss), as opposed to the current practice of other comprehensive income (loss). The requirement does not apply to equity investments that result in consolidation, those accounted for under the equity method and certain others. The guidance provides a new measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. Under this alternative, these investments can be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those years. The Company believes that its other investment in a REIT will fall under the guidance of the new measurement alternative and that future changes in fair value will be recognized in net income (loss), as opposed to the current practice of other comprehensive income (loss). The Company has not determined the impact on future consolidated financial statements once this is adopted.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” which requires lessees to record most leases on their balance sheets as lease liabilities with corresponding right-of-use assets, but recognize expense in a manner similar to the current accounting treatment. The guidance also eliminates the current real estate-specific provisions and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs for all entities. The guidance could have broad implications for an entity’s finances and operations and will require additional disclosures. The guidance is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in their financial statements. The Company’s lease arrangements fall under this guidance and will be required to be shown on its consolidated balance sheet. The Company is currently evaluating controls and processes to ensure this guidance is reflected properly on future consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses will be based on relevant information, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The expected increases and decreases in the credit loss will be reflected on the consolidated statement of comprehensive (loss) income. The guidance is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted. The Company has not determined the impact on future consolidated financial statements once this is adopted.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” which eliminates the requirement to calculate the implied fair value of goodwill to measure an impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The standard will be applied prospectively. The guidance is effective for annual and interim impairment tests performed by public business entities for periods beginning after December 15, 2019. Early adoption is permitted for impairment testing dates after January 1, 2017. The Company believes that it will be reasonably able to comply with these requirements.

Supplemental Cash Flow Information

During the years ended December 31, 2016, 2015 and 2014, the Company paid $0.2 million, $0.7 million and $0.7 million, respectively, in income taxes and $4.2 million, $1.7 million and $1.7 million, respectively, in interest.

Basic and Diluted Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares, while diluted net (loss) income per share is computed by dividing net (loss) income available to

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

common shareholders by the weighted average number of such common shares and dilutive share equivalents. Dilutive share equivalents may result from the assumed exercise of employee stock options and restricted stock units and are calculated using the treasury stock method.

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

Fair Value of Financial Instruments

The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	December 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Investments, available-for-sale	$117,212	$117,212	$131,582	$131,582
Other investments	9,994	9,994	11,256	11,256
Liabilities:
Debentures payable	40,302	11,488	40,256	20,275
Term loan from principal stockholder	29,779	15,000	29,753	28,504

The fair values as presented represent the Company’s best estimates and may not be substantiated by comparisons to independent markets. The fair value of the debentures payable and the term loan from principal stockholder are categorized as Level 3, since they were based on current market rates offered for debt with similar risks and maturities, an unobservable input categorized as Level 3. Carrying values of certain financial instruments, such as cash and cash equivalents and premiums and fees receivable, approximate fair value due to the short-term nature of the instruments and are not required to be disclosed. Therefore, the aggregate of the fair values presented in the preceding table do not purport to represent the Company’s underlying value.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present the fair-value measurements for each major category of assets that are measured on a recurring basis (in thousands). Certain other investments are carried at net asset value which approximates fair value.

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant	Proportionate
		Markets for	Observable	Unobservable	Share of
		Identical Assets	Inputs	Inputs	Net Assets
December 31, 2016	Total	(Level 1)	(Level 2)	(Level 3)	(NAV)
Fixed maturities, available-for-sale:
U.S. government and agencies	$18,951	$18,951	$—	$—	$—
Political subdivisions	4,165	—	4,165	—	—
Revenue and assessment	5,683	—	5,683	—	—
Corporate bonds	45,540	—	45,540	—	—
Collateralized mortgage obligations:
Agency backed	22,422	—	22,422	—	—
Non-agency backed – residential	2,933	—	2,933	—	—
Non-agency backed – commercial	1,895	—	1,895	—	—
Total fixed maturities, available-for-sale	101,589	18,951	82,638	—	—
Preferred stock, available-for-sale	3,112	3,112	—	—	—
Mutual funds, available-for-sale	12,511	12,511	—	—	—
Total investments, available-for-sale	117,212	34,574	82,638	—	—
Other investments	9,994	—	—	4,858	5,136
Cash, cash equivalents, and restricted cash	118,681	118,681	—	—	—
Total	$245,887	$153,255	$82,638	$4,858	$5,136

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant	Proportionate
		Markets for	Observable	Unobservable	Share of
		Identical Assets	Inputs	Inputs	Net Assets
December 31, 2015	Total	(Level 1)	(Level 2)	(Level 3)	(NAV)
Fixed maturities, available-for-sale:
U.S. government and agencies	$13,113	$13,113	$—	$—	$—
State	702	—	702	—	—
Political subdivisions	4,363	—	4,363	—	—
Revenue and assessment	12,644	—	12,644	—	—
Corporate bonds	80,785	—	80,785	—	—
Collateralized mortgage obligations:
Agency backed	873	—	873	—	—
Non-agency backed – residential	3,455	—	3,455	—	—
Non-agency backed – commercial	2,507	—	2,507	—	—
Total fixed maturities, available-for-sale	118,442	13,113	105,329	—	—
Preferred stock, available-for-sale	1,723	1,723	—	—	—
Mutual funds, available-for-sale	11,417	11,417	—	—	—
Total investments, available-for-sale	131,582	26,253	105,329	—	—
Other investment	11,256	—	—	3,276	7,980
Cash and cash equivalents	115,587	115,587	—	—	—
Total	$258,425	$141,840	$105,329	$3,276	$7,980

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified security in the table above consists of an investment in the common stock of a REIT for which fair value has been determined using a model driven valuation that does not have observable market data. There were no transfers between Level 1 and Level 2 for years ended December 31, 2016 and 2015. The Company’s policy is to recognize transfers between levels at the end of the reporting period based on specific identification. The Company has not made any adjustments to the prices obtained from the independent pricing source.

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

The following table represents the quantitative disclosure for those assets classified as Level 3 during the year ended December 31, 2016 (in thousands).

Fair Value
Measurements Using
Significant Unobservable
Inputs (Level 3)

Common Stock
at Fair Value
Balance at December 31, 2015	$3,276
Gains included in net loss	—
Gains included in comprehensive loss	625
Investments and capital calls	957
Distributions received	—
Transfers into and out of Level 3	—
Balance at December 31, 2016	$4,858

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
U.S. government and agencies	$19,142	$112	$(303)	$18,951
Political subdivisions	4,233	—	(68)	4,165
Revenue and assessment	5,539	185	(41)	5,683
Corporate bonds	47,238	107	(1,805)	45,540
Collateralized mortgage obligations:
Agency backed	23,093	73	(744)	22,422
Non-agency backed – residential	2,411	529	(7)	2,933
Non-agency backed – commercial	1,408	487	—	1,895
Total fixed maturities, available-for-sale	103,064	1,493	(2,968)	101,589
Preferred stock, available-for-sale	3,025	198	(111)	3,112
Mutual funds, available-for-sale	11,813	698	—	12,511
	$117,902	$2,389	$(3,079)	$117,212
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
U.S. government and agencies	$13,036	$162	$(85)	$13,113
State	698	4	—	702
Political subdivisions	4,354	9	—	4,363
Revenue and assessment	11,770	895	(21)	12,644
Corporate bonds	79,426	2,022	(663)	80,785
Collateralized mortgage obligations:
Agency backed	793	80	—	873
Non-agency backed – residential	2,877	579	(1)	3,455
Non-agency backed – commercial	1,891	616	—	2,507
Total fixed maturities, available-for-sale	114,845	4,367	(770)	118,442
Preferred stock, available-for-sale	1,500	223	—	1,723
Mutual funds, available-for-sale	11,959	120	(662)	11,417
	$128,304	$4,710	$(1,432)	$131,582

The following table sets forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
December 31, 2016	Gains	Losses	Losses	Securities
One year or less	$2,302	$6,577	$—	$8,879
After one through five years	7,596	23,015	—	30,611
After five through ten years	—	33,098	—	33,098
After ten years	1,751	—	—	1,751
No single maturity date	5,507	21,743	—	27,250
	$17,156	$84,433	$—	$101,589

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value and gross unrealized losses of investments, available-for-sale, by the length of time that individual securities have been in a continuous unrealized loss position follows (in thousands).

	Less than 12 months		12 months or longer
December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Gross Losses
U.S. government and agencies	$14,837	$(303)	$—	$—	$(303)
Political subdivisions	4,166	(68)	—	—	(68)
Revenue and assessment	2,783	(41)	—	—	(41)
Corporate bonds	41,057	(1,805)	—	—	(1,805)
Collateralized mortgage obligations:
Agency backed	21,637	(744)	—	—	(744)
Non-agency backed – residential	105	(7)	—	—	(7)
Non-agency backed – commercial	—	—	—	—	—
Total fixed maturities, available-for-sale	84,585	(2,968)	—	—	(2,968)
Preferred stock, available-for-sale	1,415	(111)	—	—	(111)
Mutual funds, available-for-sale	—	—	—	—	-
	$86,000	$(3,079)	$—	$—	$(3,079)

	Less than 12 months		12 months or longer
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Gross Losses
U.S. government and agencies	$8,946	$(85)	$—	$—	$(85)
State	—	—	—	—	—
Political subdivisions	—	—	—	—	—
Revenue and assessment	1,733	(21)	—	—	(21)
Corporate bonds	30,172	(422)	7,689	(241)	(663)
Collateralized mortgage obligations:
Agency backed	—	—	—	—	—
Non-agency backed – residential	5	(1)	—	—	(1)
Non-agency backed – commercial	189	—	—	—	—
Total fixed maturities, available-for-sale	41,045	(529)	7,689	(241)	(770)
Preferred stock, available-for-sale	—	—	—	—	—
Mutual funds, available-for-sale	8,839	(662)	—	—	(662)
	$49,884	$(1,191)	$7,689	$(241)	$(1,432)

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than	Greater	Gross
	or equal to	than 12	Unrealized
At:	12 months	months	Gains
December 31, 2016	37	—	40
December 31, 2015	21	4	70

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

There were no fixed maturity securities in a continuous unrealized loss position for greater than 12 months as of December 31, 2016.The following table reflects the fair value and gross unrealized losses of those fixed maturity securities in a continuous unrealized loss position for greater than 12 months as of December 31, 2015. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

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

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at December 31, 2016:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$58,550	$(1,886)	$(1,461)	$(425)	$—
Six months	27,193	(1,186)	(232)	(954)	—
Nine months	152	—	—	—	—
Twelve months	105	(7)	—	(7)	—
Greater than twelve months	—	—	—	—	—
Total	$86,000	$(3,079)	$(1,693)	$(1,386)	$—

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at December 31, 2015:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$20,899	$(130)	$(130)	$—	$—
Six months	7,036	(465)	—	(465)	—
Nine months	14,057	(395)	(197)	(197)	(1)
Twelve months	7,892	(201)	(201)	—	—
Greater than twelve months	7,689	(241)	(241)	—	—
Total	$57,573	$(1,432)	$(769)	$(662)	$(1)

Other Investments

Other investments consist of the common stock of a REIT and limited partnership interests in two funds that invest in (i) commercial real estate and secured commercial real estate loans acquired from financial intuitions and (ii) undervalued international publicly-traded equities. These investments have redemption and transfer restrictions. The Company recently withdrew from one limited partnership investment and received the final withdrawal installment in July 2016. The Company does not intend to sell the remaining investments, and it is more likely than not that the Company will not be required to sell them before the expiration of such restrictions. At December 31, 2016, the Company had unfunded commitments of $0.2 million with two of these investments.

Restrictions

At December 31, 2016, fixed maturities and cash equivalents with a fair value and amortized cost of $6.4 million were on deposit with various insurance departments as a requirement of doing business in those states. Cash equivalents with a fair value and amortized cost of $17.0 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Year Ended December 31,
	2016	2015	2014
Fixed maturities, available-for-sale	$3,558	$4,220	$4,481
Mutual funds, available-for-sale	704	666	832
Other investments	427	396	85
Other	448	236	214
Investment expenses	(488)	(494)	(489)
	$4,649	$5,024	$5,123

The components of net realized gains (losses) on investments, available-for-sale follow (in thousands).

	Year Ended December 31,
	2016	2015	2014
Gains	$4,982	$15	$85
Losses	(22)	(26)	(62)
Other than temporary impairment	(147)	—	—
	$4,813	$(11)	$23

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of OTTI is included in other comprehensive (loss) income. The amounts of non-credit OTTI for securities still owned was $1.0 million and $1.2 million at December 31, 2016 and 2015, respectively.

Other-Than-Temporary Impairment

The Company separates OTTI into the following two components: (i) the amount related to credit losses, which is recognized in the consolidated statement of operations and comprehensive (loss) income and (ii) the amount related to all other factors, which is recorded in other comprehensive (loss) income. The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recognized an OTTI charge for one mutual fund resulting in a loss of $147 thousand for the year ending December 31, 2016. The Company did not recognize any OTTI charges in net (loss) income for the years ended December 31, 2015 and 2014.

The following is a progression of the credit-related portion of OTTI on investments owned at December 31, 2016, 2015, and 2014 (in thousands).

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$(2,632)	$(2,632)	$(2,632)
Additional credit impairments on:
Previously impaired securities	—	—	—
Securities without previous impairments	(147)	—	—
	(147)	—	—
Reductions for securities deemed worthless (realized)	595	—	—
	$(2,184)	$(2,632)	$(2,632)

 The Company believes that the remaining securities having unrealized losses at December 31, 2016 were impacted by the recent change in interest rates and are not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

4.	Reinsurance

Total premiums written and earned are summarized as follows (in thousands).

	Year Ended December 31,
	2016		2015		2014
	Written	Earned	Written	Earned	Written	Earned
Direct	$262,110	$265,256	$247,498	$233,652	$200,983	$191,093
Assumed	37,381	38,522	35,500	33,707	29,311	27,487
Ceded	(450)	(450)	(372)	(372)	(265)	(265)
Total	$299,041	$303,328	$282,626	$266,987	$230,029	$218,315

Assumed business represents private-passenger non-standard automobile insurance premiums in Texas written through a program with a county mutual insurance company and assumed by the Company through 100% quota-share reinsurance. The percentages of premiums assumed to net premiums written was 13% for each of the years ended December 31, 2016, 2015 and 2014, respectively.

The Insurance Companies utilize excess-of-loss reinsurance with an unaffiliated reinsurer to limit their exposure to losses under liability coverages for automobile policies issued with limits greater than the minimum statutory requirements and for tenant homeowner policies with higher liability limits. Although the reinsurance agreements contractually obligate the reinsurer to reimburse the Company for their share of losses, they do not discharge the primary liability of the Company, which remains contingently liable in the event the reinsurer is unable to meet their contractual obligations.

At December 31, 2016, the Insurance Companies had unsecured aggregate reinsurance receivables of $0.8 million.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Ceded premiums earned and reinsurance recoveries on losses and loss adjustment expenses were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Ceded premiums earned	$450	$372	$265
Reinsurance recoveries on losses and loss adjustment expenses	$589	$239	$137

5.	Stock-Based Compensation Plans

Employee Stock-Based Incentive Plan

The Company has issued stock options (“Stock Option Awards”) and restricted stock units (“Restricted Stock Units”) to employees and directors under its Amended and Restated First Acceptance Corporation 2002 Long Term Incentive Plan (the “Plan”) and accounts for such issuances in accordance with FASB ASC 718, Compensation – Stock Compensation. At December 31, 2016, there were 7,332,533 shares remaining available for issuance under the Plan.

Stock Option Awards were all granted with an exercise price equal to or greater than the market price of the Company’s stock at the date of grant. Stock Option Awards expire over five or ten years from the date of grant and were all fully vested as of January 2016. Compensation expense related to Stock Option Awards was calculated under the fair value method and recorded on a straight-line basis over the vesting period. No Stock Option Awards have been granted since January 2012, and of those outstanding, 750,000 expired unexercised at January 31, 2017 and 220,000 having a $3.04 exercise price expire on March 17, 2018.

A summary of the activity for the Company’s Stock Option Awards is presented below (in thousands, except per share data).

	Options	Exercise Price	Weighted Average Exercise Price	Aggregated Intrinsic Value
Options outstanding at December 31, 2013	1,237	$1.45-$8.13	$2.19
Forfeited	(117)	$5.22	$5.22
Options outstanding at December 31, 2014	1,120	$1.45-$3.04	$1.87
Forfeited	(35)	$3.04	$3.04
Options outstanding at December 31, 2015	1,085	$1.45-$3.04	$1.83
Forfeited	(115)	$1.45-$3.04	$2.00
Options outstanding at December 31, 2016	970	$1.45-$3.04	$1.81	$-
Options exercisable/vested at December 31, 2016	970		$1.81	$-

On March 15, 2016 and March 10, 2015 respectively, the Compensation Committee of the Board of Directors of the Company awarded 146 thousand and 141 thousand Restricted Stock Units to executive officers. Such Restricted Stock Units will vest, and an equal number of shares of common stock will be deliverable upon the third anniversary of the dates of grants. Compensation expense related to the units was calculated based upon the closing market prices of the common stock on the dates of grants ($2.30 and $2.44) and is recorded on a straight-line basis over the vesting period.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the First Acceptance Corporation Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may purchase shares of the Company’s common stock at a price equal to the lower of the closing market price on the first or last trading day of a six-month period. ESPP participants can authorize payroll deductions, administered through an independent plan custodian, of up to 15% of their salary to purchase semi-annually (June 30 and December 31) up to $25,000 of the Company’s common stock during each calendar year. The Company has reserved 600,000 shares of common stock for issuance under the ESPP. Employees purchased approximately 64,000, 37,000, and 31,000 shares during the years ended December 31, 2016, 2015 and 2014, respectively. Compensation expense attributable to subscriptions to purchase shares under the ESPP was $19 thousand, $12 thousand and $11 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, 186,174 shares remain available for issuance under the ESPP.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Employee Benefit Plan

The Company sponsors a defined contribution retirement plan (“401k Plan”) under Section 401(k) of the Internal Revenue Code. The 401k Plan covers substantially all employees who meet specified service requirements. Under the 401k Plan, the Company may, at its discretion, match 100% of the first 3% of an employee’s salary plus 50% of the next 2% up to the maximum allowed by the Internal Revenue Code. The Company’s contributions to the 401k Plan for the years ended December 31, 2016, 2015 and 2014 were $1.1 million, $1.0 million and $0.7 million, respectively, and are included within insurance operating expenses in the accompanying consolidated statements of operations and comprehensive (loss) income.

7.	Property and Equipment

The components of property and equipment are as follows (in thousands).

	Year Ended December 31,
	2016	2015
Furniture and equipment	$15,583	$12,878
Leasehold improvements	3,844	6,451
Capitalized leases	—	238
Aircraft	190	190
	19,617	19,757
Less: Accumulated depreciation	(15,404)	(14,616)
Property and equipment, net	$4,213	$5,141

Depreciation expense related to property and equipment was $2.5 million, $1.8 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

8.	Lease Commitments

The Company is committed under various operating lease agreements for office space. Certain lease agreements contain renewal options and rent escalation clauses. Rental expense for the years ended December 31, 2016, 2015 and 2014 was $11.3 million, $11.2 million and $8.9 million, respectively, and is included within insurance operating expenses in the accompanying consolidated statements of operations and comprehensive (loss) income. Future minimum lease payments under these agreements follow (in thousands).

For the Year Ended December 31,	Amount
2017	$6,339
2018	4,036
2019	2,021
2020	1,041
2021	700
Thereafter	2,670
Total	$16,807

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Losses and Loss Adjustment Expenses Incurred and Paid

Information regarding the reserve for unpaid losses and loss adjustment expenses (“LAE”) is as follows (in thousands).

	Year Ended December 31,
	2016	2015	2014
Liability for unpaid losses and LAE at beginning of year, gross	$122,071	$96,613	$84,286
Reinsurance balances receivable	(464)	(362)	(305)
Liability for unpaid losses and LAE at beginning of year, net	121,607	96,251	83,981
Add: Provision for losses and LAE:
Current year	278,366	218,186	166,179
Prior year	30,636	845	(4,877)
Net losses and LAE incurred	309,002	219,031	161,302
Less: Losses and LAE paid:
Current year	163,792	129,216	98,437
Prior year	106,507	64,459	50,595
Net losses and LAE paid	270,299	193,675	149,032
Liability for unpaid losses and LAE at end of year, net	160,310	121,607	96,251
Reinsurance balances receivable	769	464	362
Liability for unpaid losses and LAE at end of year, gross	$161,079	$122,071	$96,613

The unfavorable change in the estimate of unpaid losses and loss adjustment expenses of $30.6 million for the year ended December 31, 2016 was the result of increased losses primarily from the 2015 accident year across all major coverages. The most significant causes of the development were a greater than usual emergence of reported claims and higher bodily injury severity.

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

The information about incurred and paid claims development for the 2007 to 2015 years, and the average annual percentage payout of incurred claims by age as of December 31, 2016, is presented as required supplementary information.

Incurred losses and loss adjustment expenses, net of reinsurance, by accident year are as follows (in thousands).

	For the years ended December 31,
Accident year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2007	$233,004	$230,360	$228,601	$228,716	$231,729	$231,931	$231,058	$230,931	$230,877	$230,862
2008		187,583	174,921	174,312	175,044	175,849	176,468	176,947	177,190	177,226
2009			146,584	140,539	140,501	141,936	142,819	142,772	142,546	142,705
2010				135,458	133,283	134,470	134,446	134,191	134,144	133,983
2011					126,384	126,886	126,272	126,373	125,810	125,670
2012						144,231	140,111	140,249	140,673	141,375
2013							145,878	140,775	142,053	144,076
2014								166,179	165,991	171,827
2015									218,186	240,419
2016										278,366
Total										$1,786,509

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cumulative paid losses and loss adjustment expenses, net of reinsurance, by accident year are as follows (in thousands).

	For the years ended December 31,
Accident	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
year	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2007	$157,162	$210,678	$222,406	$225,978	$228,304	$231,493	$230,891	$230,892	$230,873	$230,860
2008		122,207	160,366	169,373	172,768	174,688	175,700	176,331	176,907	177,154
2009			92,372	127,355	135,701	139,436	141,399	142,294	142,441	142,654
2010				87,319	120,301	128,843	131,878	132,989	133,648	133,896
2011					82,945	113,199	120,790	123,888	125,012	125,383
2012						89,159	123,869	133,397	137,968	139,781
2013							88,726	124,021	134,931	141,444
2014								98,437	144,943	162,702
2015									129,216	208,533
2016										163,792
Total										$1,626,199
Total outstanding reserves for unpaid losses and LAE, net of reinsurance										$160,310

As of December 31, 2016, frequency of claims by accident based on number of claimants is as follows.

Accident year	Incurred losses and LAE, net of reinsurance	Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative number of reported claims
2007	$230,862	$3	117,206
2008	177,226	33	100,188
2009	142,705	26	78,607
2010	133,983	62	71,008
2011	125,670	211	65,831
2012	141,375	597	73,164
2013	144,076	1,784	73,714
2014	171,827	6,003	84,791
2015	240,419	21,968	108,755
2016	278,366	69,261	112,441

The average historical annual percentage payout of incurred losses by age, net of reinsurance is as follows. The amounts reflected below represent the average length of time between the occurrence of a loss and its payment. These percentages are averages of the years present and therefore may not equal 100%.
	(Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Non-standard auto	62.7%	25.2%	6.6%	2.7%	1.1%	0.7%	0.1%	0.2%	0.1%	0.0%

10.	Debentures Payable and Term Loan from Principal Stockholder

In June 2007, First Acceptance Statutory Trust I (“FAST I”), a wholly-owned unconsolidated subsidiary trust of the Company, issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,240 shares of common securities to the Company, also at $1,000 per share. FAST I used the proceeds from the sale of the preferred securities to purchase $41.2 million of junior subordinated debentures from the Company. The sole assets of FAST I are $41.2 million of junior subordinated debentures issued by the Company. The debentures will mature on July 30, 2037 and are currently redeemable by the Company in whole or in part and the preferred securities are callable. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points, resetting quarterly). The interest rate related to the debentures ranged from 4.366% to 4.637% during 2016. In January 2017, the interest rate reset to 4.789% through April 2017.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The debentures are classified as debentures payable in the Company’s consolidated balance sheets and the interest paid on these debentures is classified as interest expense in the consolidated statements of operations and comprehensive (loss) income. At December 31, 2016, the unamortized debt discount and issuance costs of $0.9 million are being amortized to interest expense over the term of the debentures.

On June 29, 2015, to finance the acquisition of the Titan Agencies, the Company borrowed the full amount under a $30 million Loan Agreement (the “Loan Agreement”) with Diamond Family Investments, LP, an affiliate of Gerald J. Ford, the Company’s controlling stockholder.  The Loan Agreement provided a $30 million interest-only senior term loan facility, maturing in full on June 29, 2025. Commencing June 29, 2016, the Company has the right to prepay the loan in whole or in part, in cash, without premium or penalty, upon written notice to the lender. Amounts prepaid under the Loan Agreement may not be reborrowed. The term loan outstanding under the Loan Agreement bears interest at a rate of 8% per annum. The Loan Agreement contains certain representations, warranties and covenants. The Loan Agreement also contains customary events of default, including but not limited to: nonpayment; material inaccuracy of representations and warranties; violations of covenants; cross-default to material indebtedness; certain material judgments; certain bankruptcies and liquidations; invalidity of the loan documents and related events; and a change of control (as defined in the Loan Agreement). At December 31, 2016 the unamortized loan issuance costs of $0.2 million are being amortized to interest expense over the term of the loan.

11.	Income Taxes

The benefit for income taxes consisted of the following (in thousands).

	Year Ended December 31,
	2016	2015	2014
Federal:
Current	$—	$20	$228
Deferred	(16,024)	(893)	(19,098)
	(16,024)	(873)	(18,870)
State:
Current	328	255	650
Deferred	(152)	(24)	(125)
	176	231	525
	$(15,848)	$(642)	$(18,345)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The benefit for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to (loss) income before income taxes as a result of the following (in thousands).

	Year Ended December 31,
	2016	2015	2014
(Benefit) provision for income taxes at statutory rate	$(15,796)	$(900)	$3,403
Tax effect of:
Tax-exempt investment income	(48)	(22)	(21)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to federal income taxes	(157)	9	(22,427)
Stock-based compensation	64	22	137
State income taxes, net of federal income tax benefit and state valuation allowance	60	142	525
Other items	29	107	38
	$(15,848)	$(642)	$(18,345)

 The tax effects of temporary differences that give rise to the net deferred tax assets and liabilities are presented below (in thousands).

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$24,208	$6,859
Stock-based compensation	404	421
Unearned premiums and loss and loss adjustment expense reserves	6,752	6,797
Goodwill and identifiable intangible assets	2,832	4,252
Alternative minimum tax (“AMT”) credit carryforwards	2,015	2,015
Accrued expenses and other nondeductible items	1,345	1,551
Other	3,619	3,528
	41,175	25,423
Deferred tax liabilities:
Deferred acquisition costs	(1,698)	(1,928)
Identifiable intangible assets	(1,872)	(1,872)
Net unrealized gain on investments	(73)	(1,244)
Other	(19)	(332)
	(3,662)	(5,376)
Total net deferred tax asset	37,513	20,047
Less: Valuation allowance	(1,872)	(1,746)
Net deferred tax asset	$35,641	$18,301

The Company had a valuation allowance of $1.9 and $1.7 million at December 31, 2016 and 2015, respectively, relating to certain amounts that are more likely than not to be realized. In assessing our ability to realize the deferred tax asset (“DTA”), both positive and negative evidence are used to evaluate the allowance. Although the Company has incurred a pre-tax loss of $45.1 million which is a source of negative evidence, greater weight was placed on the Company’s outlook for future taxable income over the allowable time period for realization of the DTA and concluded that it is more likely than not that the remaining DTA will be realized. Regarding the length of time available to realize the DTA, at December 31, 2016, $24.2 million of the DTA related to net operating loss carryforwards do not expire until 2031 through 2036 and $2.0 million in AMT (“Alternative Minimum Tax”) carryforwards have no expiration date. The DTA valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the DTA will not be realized. In the event the DTA valuation allowance is adjusted, the Company would record an income tax expense for the adjustment.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Prior to December 31, 2014, the Company had a full valuation allowance against its deferred tax asset based upon past negative evidence in the form of historical taxable losses. Based upon positive evidence from recent taxable income at the time and the Company’s then outlook for future profitability, the deferred tax valuation allowance for the year ended December 31, 2014 was decreased by $22.4 million.

12.	Net (Loss) Income Per Share

Basic EPS are computed using the weighted average number of shares outstanding. Diluted EPS are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding securities with a right to purchase or convert into common stock.

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data).

	Year Ended December 31,
	2016	2015	2014
Net (loss) income	$(29,282)	$(1,930)	$28,068
Weighted average common basic shares	41,085	41,030	40,985
Effect of dilutive securities	—	—	298
Weighted average common dilutive shares	41,085	41,030	41,283
Basic and diluted net (loss) income per share	$(0.71)	$(0.05)	$0.68

For the year ended December 31, 2016, the computation of diluted net income per share did not include options to purchase approximately 750 thousand shares, a dilutive effect of 127 thousand shares, and restricted stock units convertible into 169 thousand shares, a dilutive effect of 17 thousand shares, since their inclusion would have been anti-dilutive. Options to purchase 220 thousand shares for the year ended December 31, 2016 were not included in the computation of diluted net loss per share as their exercise prices were in excess of the average stock prices for the year.

For the year ended December 31, 2015, the computation of diluted net income per share did not include options to purchase approximately 825 thousand shares, a dilutive effect of 319 thousand shares, and restricted stock units convertible into 141 thousand shares, a dilutive effect of 26 thousand shares, since their inclusion would have been anti-dilutive. Options to purchase 260 thousand shares for the year ended December 31, 2015 were not included in the computation of diluted net loss per share as their exercise prices were in excess of the average stock prices for the year.

For the year ended December 31, 2014, the computation of diluted net income per share included exercisable options to purchase approximately 0.8 million shares that had a dilutive effect of 298 thousand shares. Options to purchase 295 thousand shares for the year ended December 31, 2014 were not included in the computation of diluted net income per share as their exercise prices were in excess of the average stock prices for the year.

13.	Concentrations of Credit Risk

At December 31, 2016, the Company had certain concentrations of credit risk with several financial institutions in the form of cash, cash equivalents, and restricted cash, which amounted to $118.7 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company and the amount of available Federal Deposit Insurance Corporation insurance is periodically reviewed. If the financial institutions failed to completely perform under terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

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

The Company is named as a defendant in various lawsuits, arising in the ordinary course of business, generally relating to its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves. The Company also faces lawsuits from time to time that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action and individual lawsuits that involve issues arising in the course of the Company’s business. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by FASB ASC 450, Contingencies (“FASB ASC 450”). Pursuant to FASB ASC 450, reserves for a loss may only be recognized if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management evaluates each legal action and records reserves for losses as warranted by establishing a reserve in its consolidated balance sheets in loss and loss adjustment expense reserves for bad faith claims and in other liabilities for other lawsuits. Amounts incurred are recorded in the Company’s consolidated statements of operations and comprehensive (loss) income in losses and loss adjustment expenses for bad faith claims and in insurance operating expenses for other lawsuits unless otherwise disclosed.

In 2015, in order to avoid lengthy and costly litigation, the Company and the plaintiffs involved entered into a stipulation of settlement providing for the release and dismissal of all asserted claims related to two cases involving alleged violations of the Fair Labor Standards Act in exchange for an aggregate payment $3.2 million. The total financial impact of this litigation on the Company, including the aggregate settlement payment, related payroll taxes and the Company’s legal costs in connection with the defense of the litigation, has been presented separately in the consolidated statements of operations and comprehensive (loss) income under the litigation settlement expense line item for all periods presented.

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

The insurance segment includes the former Titan retail locations since their July 1, 2015 acquisition. See Note 18 for additional information on this business combination.

The following table presents selected financial data by business segment (in thousands).

	Year Ended December 31,
	2016	2015	2014
Revenues:
Insurance	$388,323	$331,828	$263,133
Real estate and corporate	1,300	64	61
Consolidated total	$389,623	$331,892	$263,194
(Loss) income before income taxes:
Insurance	$(40,685)	$338	$12,549
Real estate and corporate	(4,445)	(2,910)	(2,826)
Consolidated total	$(45,130)	$(2,572)	$9,723

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2016	2015
Total assets:
Insurance	$354,008	$373,475
Real estate and corporate	46,066	28,652
Consolidated total	$400,074	$402,127

16.	Statutory Financial Information and Accounting Policies

The statutory-basis financial statements of the Insurance Companies are prepared in accordance with accounting practices prescribed or permitted by the Department of Insurance in each respective state of domicile. Each state of domicile requires that insurance companies domiciled in the state prepare their statutory-basis financial statements in accordance with the National Association of Insurance Commissioners Accounting Practices and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile. The Insurance Companies are required to report their risk-based capital (“RBC”) each December 31. Failure to maintain an adequate RBC could subject the Insurance Companies to regulatory action and could restrict the payment of dividends. At December 31, 2016, the RBC levels of the Insurance Companies did not subject them to regulatory action other than monthly financial reporting to the Texas Department of Insurance.

At December 31, 2016 and 2015, on a consolidated statutory basis, the capital and surplus of the Insurance Companies was $58.9 million and $98.8 million, respectively. For the years ended December 31, 2016, 2015 and 2014, consolidated statutory net (loss) income of the Insurance Companies was ($52.0) million, ($7.3) million and $1.0 million, respectively.

The maximum amount of dividends which can be paid by First Acceptance Insurance Company, Inc. (“FAIC”) to the Company, without the prior approval of the Texas insurance commissioner, is limited to the greater of 10% of statutory capital and surplus at December 31st of the next preceding year or net income for the year. In addition, dividends may only be paid from unassigned funds (surplus) and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2016, FAIC could not pay any dividends to the Company due to a negative unassigned surplus position.

17. Related Parties

In April 2016, the Company entered into standard agreements for Treasury and Custodial Services with a bank indirectly owned 15% by our principal stockholder. The fees under these agreements for the year ended December 31, 2016 were $112 thousand.

As further detailed in note 10, in June 2015, the Company borrowed $30 million from Diamond Family Investments, LP, an affiliate of Gerald J. Ford, the Company’s controlling stockholder, to finance the acquisition described in note 18.

18. Business Combination

Acquisition of the Titan Agencies

On July 1, 2015, in order to expand its geographic presence, the Company completed the acquisition of certain assets of Titan Insurance Services, Inc. and Titan Auto Insurance of New Mexico, Inc. (the “Titan Agencies”). These agencies sell private passenger non-standard automobile insurance and complimentary products, principally in California, but also in Texas, Arizona, Florida, Nevada and New Mexico.  The Titan Agencies were previously owned and operated by Nationwide. Pursuant to the Asset Purchase Agreement (the “APA”), the Company acquired the assets of 83 retail stores for total consideration of $36.0 million, which included liabilities assumed estimated to be $2.3 million. The Company has accounted for the acquisition as a business combination applying the acquisition method. The results of the acquired retail locations have been included in the Company’s consolidated statement of operations and comprehensive (loss) income from the July 1, 2015 acquisition date.

Liabilities assumed included a $2.0 million estimate of the expected liability for returned commissions as of the closing date. This liability was subject to change based on the actual amount of returned commissions and the Company’s final estimation of this liability resulted in a $0.8 million reduction in goodwill through June 30, 2016.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Current Liquidity and Statutory Capital and Surplus

The Company has $70.0 million in long-term borrowings of which $40.0 million matures in 2037 and $30.0 million matures in 2025. At December 31, 2016, the Company was in compliance with the covenants related to these borrowings. Such borrowings are not obligations of the Company’s regulated insurance company subsidiaries who at December 31, 2016 had combined statutory capital and surplus of $58.9 million. The Company believes that it has sufficient liquidity to meet its current obligations in the foreseeable future, including the payment of interest on its long-term borrowings which it currently funds through the cash flows of its agency operations which are generated outside the Company’s regulated insurance company subsidiaries and are not subject to any limitation on the payment of dividends to the holding company.

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

For the year ended December 31, 2016, the insurance company subsidiaries experienced a reduction in combined statutory capital and surplus of $39.9 million, primarily as a result of unfavorable loss development. The National Association of Insurance Commissioners (“NAIC”) Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. Failure to meet applicable minimum risk-based capital requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Risk-based capital calculations are only made as of each December 31, and the three insurance company subsidiaries were each above the minimum regulatory company action levels as of December 31, 2016. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratio for the insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus was 5.08-to-1 at December 31, 2016 which is in excess of the suggested guidelines. Management is currently operating under a business plan to reduce premium writings and increase statutory capital and surplus to address the net premiums written to statutory capital and surplus guidelines.

20.	Selected Quarterly Financial Data (unaudited)

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data is summarized as follows (in thousands, except per share data).

	Total Revenues	(Loss) Income Before Income Taxes	Net (Loss) Income	Basic and Diluted Net (Loss) Income Per Share
Year Ended December 31, 2016:
December 31, 2016	$87,806	$(5,822)	$(3,545)	$(0.09)
September 30, 2016	102,115	(327)	(333)	(0.01)
June 30, 2016	102,754	(30,607)	(19,899)	(0.48)
March 31, 2016	96,948	(8,374)	(5,505)	(0.13)
Year Ended December 31, 2015:
December 31, 2015	$88,536	$458	$287	$-
September 30, 2015	87,620	(4,524)	(3,018)	(0.07)
June 30, 2015	80,631	690	315	0.01
March 31, 2015	75,105	804	486	0.01

Income before income taxes for the quarter ended June 30, 2016 included unfavorable loss development of $25.8 million.

Income before income taxes for the quarter ended September 31, 2015 included a $3.4 million litigation settlement.

FIRST ACCEPTANCE CORPORATION 10-K

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) at December 31, 2014. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective at December 31, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective at December 31, 2016.

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

Information with respect to our directors and executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2017, is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2017, is incorporated herein by reference.

Information with respect to our code of business conduct and ethics, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2017, is incorporated herein by reference.

Information with respect to our corporate governance disclosures, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2017, is incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to the compensation of our executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2017, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2017, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions, and director independence, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2017, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to the fees paid to and services provided by our principal accountants, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2017, is incorporated herein by reference.

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

10.1	Amended and Restated First Acceptance Corporation 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated November 23, 2009).†

10.3	Form of Nonqualified Stock Option Agreement under the Company’s 2002 Long Term Incentive Plan.†

10.4	Amended and Restated First Acceptance Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 17, 2010).

10.5	Form of Restricted Stock Award Agreement of Outside Directors under the Company’s 2002 Long Term Incentive Plan.†

10.6	Form of Indemnification Agreement between the Company and each of the Company’s directors and executive officers.†

10.7	Junior Subordinated Indenture, dated June 15, 2007, between First Acceptance Corporation and Wilmington Trust Company.

10.8	Guarantee Agreement, dated June 15, 2007, between First Acceptance Corporation and Wilmington Trust Company.

10.9	Amended and Restated Trust Agreement, dated June 15, 2007, among First Acceptance Corporation, Wilmington Trust Company and the Administrative Trustees Named Therein.

10.10	Loan Agreement, dated June 29, 2015, amount First Acceptance Corporation and the Lenders party thereto.

14	First Acceptance Corporation Code of Business Conduct and Ethics.

21	Subsidiaries of First Acceptance Corporation.*

23.1	Consent of Ernst & Young LLP.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).*

32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101 –	XBRL *

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

FIRST ACCEPTANCE CORPORATION 10-K

Item 16.	Form 10-K Summary

None.

FIRST ACCEPTANCE CORPORATION 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION

Date: March 14, 2017	By	/s/ Kenneth D. Russell
Kenneth D. Russell Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth D. Russell	Chief Executive Officer (Principal Executive Officer)	March 14, 2017
Kenneth D. Russell

/s/ Brent J. Gay	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2017
Brent J. Gay

/s/ Jeremy B. Ford	Chairman of the Board of Directors	March 14, 2017
Jeremy B. Ford

/s/ Rhodes R. Bobbitt	Director	March 14, 2017
Rhodes R. Bobbitt

/s/ Harvey B. Cash	Director	March 14, 2017
Harvey B. Cash

/s/ Donald J. Edwards	Director	March 14, 2017
Donald J. Edwards

/s/ Mark A. Kelly	Director	March 14, 2017
Mark A. Kelly

/s/ Tom C. Nichols	Director	March 14, 2017
Tom C. Nichols

/s/ Lyndon L. Olson	Director	March 14, 2017
Lyndon L. Olson

/s/ William A. Shipp, Jr.	Director	March 14, 2017
William A. Shipp, Jr.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

SCHEDULE II. FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

(in thousands)

	December 31,
Balance Sheets	2016	2015
Assets:
Investment in subsidiaries, at equity in net assets	$112,479	$132,430
Cash and cash equivalents	3,457	8,095
Loan to wholly-owned subsidiary	23,610	30,010
Deferred tax asset	25,828	8,649
Other assets	1,655	2,142
	$167,029	$181,326
Liabilities:
Debentures payable	$40,302	$40,256
Term loan from principal stockholder	29,779	29,753
Other liabilities	24,460	7,647
Stockholders' equity	72,488	103,670
	$167,029	$181,326

	Year Ended December 31,
Statement of Operations	2016	2015	2014
Interest income	$2,283	$1,328	$61
Equity in (loss) income of subsidiaries, net of tax	(27,428)	(441)	23,804
Expenses	(4,508)	(4,238)	(2,887)
(Loss) income before income taxes	(29,653)	(3,351)	20,978
Benefit for income taxes	(371)	(1,421)	(7,090)
Net (loss) income	$(29,282)	$(1,930)	$28,068

	Year Ended December 31,
Statement of Cash Flows	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(29,282)	$(1,930)	$28,068
Equity in (income) loss of subsidiaries, net of tax	27,428	441	(23,804)
Stock-based compensation	207	144	185
Deferred income taxes	(17,179)	(684)	(7,871)
Other	95	(203)	28
Change in assets and liabilities	17,300	2,385	3,197
Net cash (used in) provided by operating activities	(1,431)	153	(197)
Cash flows from investing activities:
Dividends from subsidiary	1,225	2,025	7,425
Loan to wholly-owned subsidiary	6,400	(30,010)	—
Investments in subsidiaries	(10,900)	(10,000)	(44)
Net cash (used in) provided by investing activities	(3,275)	(37,985)	7,381
Cash flows from financing activities:
Proceeds from term loan from principal stockholder	—	30,000	—
Net proceeds from issuance of common stock	68	91	74
Net cash provided by financing activities	68	30,091	74
Net change in cash and cash equivalents	(4,638)	(7,741)	7,258
Cash and cash equivalents, beginning of period	8,095	15,836	8,578
Cash and cash equivalents, end of period	$3,457	$8,095	$15,836