Form 10-Q
period 2017-03-31
FIRST ACCEPTANCE CORP /DE/
filed 2017-05-09
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

At May 8, 2017, there were 41,160,011 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Investments, available-for-sale at fair value (amortized cost of $117,619 and $117,902, respectively)	$117,431	$117,212
Cash, cash equivalents, and restricted cash	120,496	118,681
Premiums, fees, and commissions receivable, net of allowance of $309 and $279, respectively	90,251	66,393
Deferred tax assets, net	34,761	35,641
Other investments	10,140	9,994
Other assets	5,944	6,078
Property and equipment, net	3,789	4,213
Deferred acquisition costs	5,869	4,852
Goodwill	29,384	29,384
Identifiable intangible assets, net	7,433	7,626
TOTAL ASSETS	$425,498	$400,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$156,410	$161,079
Unearned premiums and fees	106,877	78,861
Debentures payable	40,313	40,302
Term loan from principal stockholder	29,786	29,779
Accrued expenses	5,566	7,089
Other liabilities	12,851	10,476
Total liabilities	351,803	327,586
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 41,160 issued and outstanding	412	412
Additional paid-in capital	457,789	457,750
Accumulated other comprehensive income, net of tax of $(873) and $(1,110), respectively	1,754	1,316
Accumulated deficit	(386,260)	(386,990)
Total stockholders’ equity	73,695	72,488
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$425,498	$400,074

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Premiums earned	$69,813	$76,407
Commission and fee income	17,228	19,581
Investment income	1,033	962
Net realized losses on investments, available-for-sale	(5)	(2)
	88,069	96,948
Costs and expenses:
Losses and loss adjustment expenses	56,280	73,419
Insurance operating expenses	28,056	29,647
Other operating expenses	271	280
Stock-based compensation	39	37
Depreciation	546	651
Amortization of identifiable intangibles assets	203	238
Interest expense	1,098	1,050
	86,493	105,322
Income (loss) before income taxes	1,576	(8,374)
Provision (benefit) for income taxes	846	(2,869)
Net income (loss)	$730	$(5,505)
Net income (loss) per share:
Basic	$0.02	$(0.13)
Diluted	$0.02	$(0.13)
Number of shares used to calculate net income (loss) per share:
Basic	41,160	41,060
Diluted	41,181	41,060
Reconciliation of net income (loss) to other comprehensive income (loss):
Net income (loss)	$730	$(5,505)
Net unrealized change in investments, net of tax of $236 and $911, respectively	438	1,691
Comprehensive income (loss)	$1,168	$(3,814)

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$730	$(5,505)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	546	651
Amortization of identifiable intangibles assets	203	238
Stock-based compensation	39	37
Deferred income taxes	644	(2,968)
Net realized losses on redemptions of investments	5	2
Investment (income) loss from other investments	(149)	170
Other	139	33
Change in:
Premiums, fees, and commission receivable	(23,888)	(23,197)
Deferred acquisition costs	(1,017)	(993)
Loss and loss adjustment expense reserves	(4,669)	10,579
Unearned premiums and fees	28,016	26,331
Other liabilities	2,375	4,249
Other	(1,370)	892
Net cash provided by operating activities	1,604	10,519
Cash flows from investing activities:
Purchases of investments, available-for-sale	(505)	—
Maturities and redemptions of investments, available-for-sale	670	3,206
Purchases of other investments	(78)	(207)
Distributions from other investments	256	1,007
Capital expenditures	(122)	(1,206)
Acquisition of identifiable intangible assets	(10)	—
Net cash provided by investing activities	211	2,800
Net change in cash, cash equivalents, and restricted cash	1,815	13,319
Cash, cash equivalents, and restricted cash, beginning of period	118,681	115,587
Cash, cash equivalents, and restricted cash, end of period	$120,496	$128,906

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016.

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consist of bank demand deposits and highly-liquid investments. All investments with maturities of three months or less at the date of purchase are considered cash equivalents. At March 31, 2017 and December 31, 2016 the Company had restricted cash equivalents of $17.3 million and $18.6 million, respectively.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Fair Value of Financial Instruments

The carrying values and fair values of certain financial instruments were as follows (in thousands).

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Investments, available-for-sale	$117,431	$117,431	$117,212	$117,212
Other investments	10,140	10,140	9,994	9,994
Liabilities:
Debentures payable	40,313	13,443	40,302	11,488
Term loan from principal stockholder	29,786	17,210	29,779	15,000

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

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant	Proportionate
		Markets for	Observable	Unobservable	Share of
		Identical Assets	Inputs	Inputs	Net Assets
March 31, 2017	Total	(Level 1)	(Level 2)	(Level 3)	(NAV)
Fixed maturities, available-for-sale:
U.S. government and agencies	$19,469	$19,469	$—	$—	$—
Political subdivisions	4,189	—	4,189	—	—
Revenue and assessment	5,590	—	5,590	—	—
Corporate bonds	45,650	—	45,650	—	—
Collateralized mortgage obligations:
Agency backed	21,998	—	21,998	—	—
Non-agency backed – residential	2,845	—	2,845	—	—
Non-agency backed – commercial	1,843	—	1,843	—	—
Total fixed maturities, available-for-sale	101,584	19,469	82,115	—	—
Preferred stocks, available-for-sale	3,153	3,153	—	—	—
Mutual funds, available-for-sale	12,694	12,694	—	—	—
Total investments, available-for-sale	117,431	35,316	82,115	—	—
Other investments	10,140	—	—	5,110	5,030
Cash, cash equivalents, and restricted cash	120,496	120,496	—	—	—
Total	$248,067	$155,812	$82,115	$5,110	$5,030

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant	Proportionate
		Markets for	Observable	Unobservable	Share of
		Identical Assets	Inputs	Inputs	Net Assets
December 31, 2016	Total	(Level 1)	(Level 2)	(Level 3)	(NAV)
Fixed maturities, available-for-sale:
U.S. government and agencies	$18,951	$18,951	$—	$—	$—
Political subdivisions	4,165	—	4,165	—	—
Revenue and assessment	5,683	—	5,683	—	—
Corporate bonds	45,540	—	45,540	—	—
Collateralized mortgage obligations:
Agency backed	22,422	—	22,422	—	—
Non-agency backed – residential	2,933	—	2,933	—	—
Non-agency backed – commercial	1,895	—	1,895	—	—
Total fixed maturities, available-for-sale	101,589	18,951	82,638	—	—
Preferred stocks, available-for-sale	3,112	3,112	—	—	—
Mutual funds, available-for-sale	12,511	12,511	—	—	—
Total investments, available-for-sale	117,212	34,574	82,638	—	—
Other investment	9,994	—	—	4,858	5,136
Cash, cash equivalents, and restricted cash	118,681	118,681	—	—	—
Total	$245,887	$153,255	$82,638	$4,858	$5,136

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified security in the table above consists of an investment in the common stock of a real estate investment trust for which fair value has been determined using a model driven valuation that does not have observable market data. There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2017 and 2016. The Company’s policy is to recognize transfers between levels at the end of the reporting period based on specific identification. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table represents the quantitative disclosure for the asset classified as Level 3 during the three months ended March 31, 2017 (in thousands).

Fair Value
Measurements Using
Significant Unobservable
Inputs (Level 3)

Common Stock
at Fair Value
Balance at December 31, 2016	$4,858
Gains included in net loss	—
Gains included in comprehensive income (loss)	174
Investments and capital calls	78
Distributions received	—
Transfers into and out of Level 3	—
Balance at March 31, 2017	$5,110

3. Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2017	Cost	Gains	Losses	Value
U.S. government and agencies	$ 19,639	$ 106	$ (276)	$ 19,469
Political subdivisions	4,203	—	(14)	4,189
Revenue and assessment	5,436	186	(32)	5,590
Corporate bonds	47,189	81	(1,620)	45,650
Collateralized mortgage obligations:
Agency backed	22,666	72	(740)	21,998
Non-agency backed – residential	2,309	543	(7)	2,845
Non-agency backed – commercial	1,339	504	—	1,843
Total fixed maturities, available-for-sale	102,781	1,492	(2,689)	101,584
Preferred stocks, available-for-sale	3,025	220	(92)	3,153
Mutual funds, available-for-sale	11,813	881	—	12,694
	$ 117,619	$ 2,593	$ (2,781)	$ 117,431

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
U.S. government and agencies	$19,142	$112	$(303)	$18,951
Political subdivisions	4,233	—	(68)	4,165
Revenue and assessment	5,539	185	(41)	5,683
Corporate bonds	47,238	107	(1,805)	45,540
Collateralized mortgage obligations:
Agency backed	23,093	73	(744)	22,422
Non-agency backed – residential	2,411	529	(7)	2,933
Non-agency backed – commercial	1,408	487	—	1,895
Total fixed maturities, available-for-sale	103,064	1,493	(2,968)	101,589
Preferred stocks, available-for-sale	3,025	198	(111)	3,112
Mutual funds, available-for-sale	11,813	698	—	12,511
	$117,902	$2,389	$(3,079)	$117,212

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
March 31, 2017	Gains	Losses	Losses	Securities
One year or less	$2,701	$6,574	$—	$9,275
After one through five years	7,059	23,556		30,615
After five through ten years	—	33,254	—	33,254
After ten years	1,754	—	—	1,754
No single maturity date	5,046	21,640	—	26,686
	$16,560	$85,024	$—	$101,584

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than	Greater	Gross
	or equal to	than 12	Unrealized
At:	12 months	months	Gains
March 31, 2017	37	1	38
December 31, 2016	37	—	40

The following table reflects the fair value and gross unrealized losses of those fixed maturity securities in a continuous unrealized loss position for greater than 12 months at March 31, 2017. There were no securities meeting these criteria at December 31, 2016. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at March 31, 2017:	Securities	Value	Losses
Less than or equal to 10%	1	$106	$(6)
Greater than 10%	—	—	—
	1	$106	$(6)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at March 31, 2017:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$5,394	$(7)	$(7)	$—	$—
Six months	55,253	(1,708)	(1,427)	(281)	—
Nine months	25,206	(1,060)	(204)	(856)	—
Twelve months	—	—	—	—	—
Greater than twelve months	106	(6)	(6)	—	—
Total	$85,959	$(2,781)	$(1,644)	$(1,137)	$—

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at December 31, 2016:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$58,550	$(1,886)	$(1,461)	$(425)	$—
Six months	27,193	(1,186)	(232)	(954)	—
Nine months	152	—	—	—
Twelve months	105	(7)	—	(7)	—
Greater than twelve months	—	—	—	—	—
Total	$86,000	$(3,079)	$(1,693)	$(1,386)	$-

Other-Than-Temporary Impairment

For the three months ended March 31, 2017, the Company did not recognize any OTTI charges in net income (loss).

The Company believes that the securities having unrealized losses at March 31, 2017 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

Other Investments

Other investments consist of the common stock of a real estate investment trust and limited partnership interests in two funds that invest in (i) commercial real estate and secured commercial real estate loans acquired from financial intuitions and (ii) undervalued international publicly-traded equities. These investments have redemption and transfer restrictions. The Company does not intend to sell these investments, and it is more likely than not that the Company will not be required to sell them before the expiration of such restrictions. At March 31, 2017, the Company had an unfunded commitment to invest $2.5 million into limited partnership that invests in a pre-identified pool of select buyout private equity funds.

Restrictions

At March 31, 2017, fixed maturities and cash equivalents with a fair value and amortized cost of $6.3 million were on deposit with various insurance departments as a requirement of doing business in those states. Cash equivalents with a fair value and amortized cost of $17.1 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Three Months Ended
	March 31,
	2017	2016
Fixed maturities, available-for-sale	$623	$970
Mutual funds, available-for-sale	162	206
Preferred stocks	45	24
Other investments	149	(170)
Cash and cash equivalents	159	40
Other	14	14
Investment expenses	(119)	(122)
	$1,033	$962

The components of net realized gains (losses) on investments, available-for-sale at fair value follow (in thousands).

	Three Months Ended
	March 31,
	2017	2016
Gains	$—	$—
Losses	(5)	(2)
	$(5)	$(2)

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) is included in other comprehensive loss. The amounts of non-credit OTTI for securities still owned was $1.1 million at both March 31, 2017 and December 31, 2016.

4. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Three Months Ended
	March 31,
	2017	2016
Net income (loss)	$730	$(5,505)
Weighted average common basic shares	41,160	41,060
Effect of dilutive securities	21	—
Weighted average common dilutive shares	41,181	41,060
Basic and diluted net income (loss) per share	$0.02	$(0.13)

For the three months ended March 31, 2017, the computation of diluted net income per share included 76 thousand restricted stock units having a dilutive effect of 21 thousand shares. Options to purchase 120 thousand shares and 93 thousand restricted stock units were not included in the computation of diluted net income per share for the three months ended March 31, 2017, since the exercise price of the stock options was in excess of the average stock price for this period and the inclusion of the restricted stock units would have been anti-dilutive.

For the three months ended March 31, 2016, the computation of diluted net loss per share did not include options to purchase 825 thousand shares and 257 thousand restricted stock units, a dilutive effect of 276 thousand shares, since their inclusion would have been anti-dilutive. Options to purchase 260 thousand shares were not included in the computation of diluted net loss per share for the three months ended March 31, 2016, since their exercise price was in excess of the average stock price for this period.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Losses and Loss Adjustment Expenses Incurred and Paid

Information regarding the reserve for unpaid losses and loss adjustment expenses (“LAE”) is as follows (in thousands).

	March 31,
	2017	2016
Liability for unpaid losses and LAE at beginning of period, gross	$161,079	$122,071
Reinsurance balances receivable	(769)	(464)
Liability for unpaid losses and LAE at beginning of period, net	160,310	121,607
Add: Provision for losses and LAE:
Current period	56,812	63,105
Prior periods	(532)	10,314
Net losses and LAE incurred	56,280	73,419
Less: Losses and LAE paid:
Current period	16,137	18,404
Prior periods	44,806	44,463
Net losses and LAE paid	60,943	62,867
Liability for unpaid losses and LAE at end of period, net	155,647	132,159
Reinsurance balances receivable	763	491
Liability for unpaid losses and LAE at end of period, gross	$156,410	$132,650

The favorable development for the three months ended March 31, 2017 was primarily the result of favorable LAE development related to bodily injury claims over multiple prior accident periods, partially offset by some unfavorable development on losses related to bodily injury severity.

The unfavorable development for the three months ended March 31, 2016 was the result of an increase in losses across all major coverages and over multiple prior accident periods. The primary causes of the unfavorable development were a sharp increase in bodily injury severity and a greater than usual amount of subsequent payments on previously closed claims.

6. Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands).

	Three Months Ended
	March 31,
	2017	2016
Federal:
Current	$122	$(1)
Deferred	627	(2,962)
	749	(2,963)
State:
Current	80	100
Deferred	17	(6)
	97	94
	$846	$(2,869)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands).

	Three Months Ended
	March 31,
	2017	2016
Provision (benefit) for income taxes at statutory rate	$552	$(2,931)
Tax effect of:
Tax-exempt investment income	(14)	(10)
Stock option expirations	229	4
State income taxes, net of federal income tax benefit and state valuation allowance	69	59
Other	10	9
	$846	$(2,869)

The Company had a deferred tax asset (“DTA”) valuation allowance of $1.8 million at March 31, 2017 and $1.9 million at December 31, 2016, attributable to certain amounts related to state taxes and OTTI that are not more likely than not to be realized. In assessing the Company’s ability to realize the DTA, both positive and negative evidence are used to evaluate the allowance. Although the Company incurred a 2016 pre-tax loss of $45.1 million which is a source of negative evidence, it placed greater weight on its outlook for future taxable income over the allowable time period for realization of the DTA and concluded that it is more likely than not that the remaining DTA will be realized. Regarding the length of time available to realize the DTA, at March 31, 2017, $22.1 million of the DTA related to net operating loss carryforwards do not expire until 2031 through 2036 and $2.1 million in AMT (“Alternative Minimum Tax”) carryforwards have no expiration date. The DTA valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the DTA will not be realized. In the event the DTA valuation allowance is increased, the Company would record an income tax expense for the adjustment.

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

The following table presents selected financial data by business segment (in thousands).

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Insurance	$88,053	$96,933
Real estate and corporate	16	15
Consolidated total	$88,069	$96,948
Income (loss) before income taxes:
Insurance	$2,968	$(7,021)
Real estate and corporate	(1,392)	(1,353)
Consolidated total	$1,576	$(8,374)

	March 31,	December 31,
	2017	2016
Total assets:
Insurance	$381,852	$354,008
Real estate and corporate	43,646	46,066
Consolidated total	$425,498	$400,074

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” which addressed the recognition, presentation and classification of awards, forfeitures and shares withheld for tax purposes. The standard was effective for fiscal periods beginning after December 15, 2016, with each provision having a different application method. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

10. Related Parties

In April 2016, the Company entered into standard agreements for treasury and investment custodial services with a bank in which our principal shareholder has a 15% indirect ownership interest. The fees under these agreements for the three months ended March 31, 2017 were $42 thousand.

11. Current Liquidity and Statutory Capital and Surplus

The Company has $70.0 million in long-term borrowings of which $40.0 million matures in 2037 and $30.0 million matures in 2025. At March 31, 2017, the Company was in compliance with the covenants related to these borrowings. Such borrowings are not obligations of the Company’s regulated insurance company subsidiaries who at March 31, 2017 had combined statutory capital and surplus of $60.7 million. The Company believes that it has sufficient liquidity to meet its current obligations in the foreseeable future, including the payment of interest on its long-term borrowings which it currently funds through the cash flows of its agency operations which are generated outside the Company’s regulated insurance company subsidiaries and are not subject to any limitation on the payment of dividends to the holding company.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The National Association of Insurance Commissioners (“NAIC”) Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. Failure to meet applicable risk-based capital requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision, or even liquidation. Although statutory risk-based capital calculations are only made as of each December 31, the Company estimated that the three insurance company subsidiaries are above the regulatory company action levels as of March 31, 2017. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratio for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus was 4.85-to-1 at March 31, 2017 which is in excess of the suggested guidelines. Management is currently operating under a business plan to reduce premium writings and increase statutory capital and surplus to address the net premiums written to statutory capital and surplus guidelines.

FIRST ACCEPTANCE CORPORATION 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for year ended December 31, 2016. The following discussion should be read in conjunction with our consolidated financial statements included with this report and our consolidated financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations for year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this report, other than statements of historical fact, are forward-looking statements. You can identify these statements from our use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things, statements and assumptions relating to:

•	the accuracy and adequacy of our loss reserving methodologies;
•	income (loss), income (loss) per share and other financial performance measures;
•	the anticipated effects on our results of operations or financial condition from recent and expected developments or events;
•	the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolio;
•	and our business and growth strategies.

We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

General

We are principally a retailer, servicer and underwriter of non-standard personal automobile insurance. Non-standard personal automobile insurance is made available to individuals because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, and failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type. At March 31, 2017, we also owned a tract of land in San Antonio, Texas that is held for sale.

At March 31, 2017, we leased and operated 355 retail locations (or “stores”) and a call center staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary insurance product providing personal property and liability coverage for renters underwritten by us. In addition, retail locations in some markets offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers for which we receive a commission.

FIRST ACCEPTANCE CORPORATION 10-Q

Our insurance operations actively generate revenue from selling non-standard personal automobile insurance products and related products in 16 states. In December 2016, we closed all of our retail locations and ceased writing new business in the state of Missouri. As a result, we currently conduct our servicing and underwriting operations in 13 states and are licensed as an insurer in 13 additional states. After obtaining a license in California, we began selling our non-standard personal automobile insurance product in late June 2016 on a limited basis.

At March 31, 2017, 278 of our 355 stores primarily sell non-standard personal automobile insurance products underwritten by us. The other retail locations primarily offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers for which we receive a commission.

See the discussion in Item 1. “Business—General” in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information with respect to our business.

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business. Since December 31, 2015, 89 locations were closed which included 53 that were part of our recent actions to improve profitability, 24 in the Chicago-area whose leases expired in January 2016, and 12 others closed in the normal course of business. During this period, 4 new locations were strategically-placed to replace and consolidate the closed Chicago-area locations.

	Three Months Ended
	March 31,
	2017	2016
Retail locations – beginning of period	355	440
Opened	—	2
Closed	—	(28)
Retail locations – end of period	355	414

The following table shows the number of our retail locations by state.

	March 31,		December 31,
	2017	2016	2016	2015
Alabama	23	24	23	24
Arizona	10	10	10	10
California	47	48	47	48
Florida	34	39	34	39
Georgia	50	60	50	60
Illinois	39	39	39	61
Indiana	16	17	16	17
Mississippi	6	7	6	7
Missouri	—	9	—	9
Nevada	4	4	4	4
New Mexico	5	5	5	5
Ohio	27	27	27	27
Pennsylvania	11	14	11	14
South Carolina	15	23	15	24
Tennessee	23	23	23	23
Texas	45	65	45	68
Total	355	414	355	440

In response to consumer demand to purchase personal automobile insurance over the phone and through the internet, we offer customers the choice to purchase a policy through an employee-agent in our call center or via our www.acceptance.com website and mobile platform. As of March 31, 2017, approximately 10% of our policies in force were sold through a non-retail sales channel.

FIRST ACCEPTANCE CORPORATION 10-Q

Recent Actions

Since August 2016, we have taken the following actions to reduce premiums written and increase statutory capital and surplus with the goal of returning our ratio of net premiums written to statutory capital and surplus to within regulatory guidelines and improving profitability:

•

Continued to strengthen our Product team and filed and received approval for substantial rate increases and structural changes in our rating programs in response to our increase in claim frequency.  The magnitude and frequency of these rate increases are unprecedented in our recent history;

•

Reduced premium writings, through the closing of 53 poorly performing stores, by temporarily suspending or eliminating new business in selected areas of our business, and tightening our underwriting standards;

•

Took further aggressive actions in our claims-handling operations where we have hired a new Senior Vice-President, restructured management, improved processes and increased staffing and training to reduce pending claims to targeted levels;

•

Increased our statutory capital and surplus by selling available-for-sale securities with unrealized gains ($4.9 million) and through capital contributions from net income derived from our insurance agency operations ($6.7 million).

At March 31, 2017, these actions have resulted in a year-over year 21% decrease in our policies in force, which has been partially offset by a 16% year-over-year increase in our average in-force premium. We believe that these actions collectively have contributed to the improved loss ratio for the current 2017 accident period.

Consolidated Results of Operations

Overview

Our insurance operations actively generate revenues from selling non-standard personal automobile insurance products and related products in 16 states. We currently conduct our servicing and underwriting operations in 13 states through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. (In December 2016, we closed all of our retail locations and ceased writing new business in the state of Missouri.) Our insurance revenues were primarily generated from:

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

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents gross premiums earned by state (in thousands). The effect of a 21% decrease in our year-over-year policies in force offset by a 16% year-over-year increase in our average in-force premium, resulted in net premiums earned for the three months ended March 31, 2017 decreasing by 9% compared with the same period in the prior year.

	Three Months Ended
	March 31,
	2017	2016
Gross premiums earned:
Georgia	$ 16,261	$ 15,057
Florida	10,251	11,609
Texas	8,544	10,617
Alabama	7,454	6,764
Ohio	7,305	7,596
South Carolina	4,950	6,594
Tennessee	4,748	4,881
Illinois	4,207	5,740
Indiana	2,318	2,277
Pennsylvania	2,251	2,418
Mississippi	963	995
California	314	—
Missouri	242	1,753
Virginia	110	214
Total gross premiums earned	69,918	76,515
Premiums ceded to reinsurer	(105)	(108)
Total net premiums earned	$ 69,813	$ 76,407

Our insurance segment presents a combined ratio as a measure of its overall underwriting profitability. The components of the combined ratio are as follows:

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

The following table presents the loss, expense, and combined ratios for our insurance operations:

	Three Months Ended
	March 31,
	2017	2016
Loss	80.6%	96.1%
Expense	16.6%	14.3%
Combined	97.2%	110.4%

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

The invested assets of the insurance company subsidiaries consist substantially of marketable, investment grade debt securities, and include U.S. government securities, municipal bonds, corporate bonds, mutual funds, and collateralized mortgage obligations (“CMOs”), in addition to other alternative investments made into limited partnership interests and a real estate investment trust. Investment income is comprised primarily of interest earned on these securities, net of related investment expenses. Although investments are generally purchased with the intention to hold them until maturity, realized gains and losses could occur from time to time as changes are made to our holdings based upon changes in interest rates or the credit quality of specific securities, or as we did in 2016, to increase the statutory capital and surplus of the insurance company subsidiaries that carry fixed maturity securities at amortized cost.

The value of our consolidated available-for-sale investment portfolio was $117.4 million at March 31, 2017 and consisted of fixed maturity securities, preferred stocks, and investments in mutual funds, all carried at fair value with unrealized gains and losses reported in a separate component of stockholders’ equity. At March 31, 2017, we had gross unrealized gains of $2.6 million and gross unrealized losses of $2.8 million in our consolidated investments available-for-sale portfolio.

The value of our other investments was $10.1 million at March 31, 2017 and consisted of limited partnership interests carried at net asset value, which approximates fair value, with unrealized gains and losses reported as investment income, and a privately-held real estate investment trust (“REIT”) carried at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. At March 31, 2017, we had gross unrealized gains attributable to the REIT of $1.0 million in our consolidated other investments.

At March 31, 2017, 96% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

The following table summarizes our investment securities at March 31, 2017 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2017	Cost	Gains	Losses	Value
U.S. government and agencies	$19,639	$106	$(276)	$19,469
Political subdivisions	4,203	—	(14)	4,189
Revenue and assessment	5,436	186	(32)	5,590
Corporate bonds	47,189	81	(1,620)	45,650
Collateralized mortgage obligations:
Agency backed	22,666	72	(740)	21,998
Non-agency backed – residential	2,309	543	(7)	2,845
Non-agency backed – commercial	1,339	504	—	1,843
Total fixed maturities, available-for-sale	102,781	1,492	(2,689)	101,584
Preferred stocks, available-for-sale	3,025	220	(92)	3,153
Mutual funds, available-for-sale	11,813	881	—	12,694
	$117,619	$2,593	$(2,781)	$117,431

FIRST ACCEPTANCE CORPORATION 10-Q

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Consolidated Results

Revenues for the three months ended March 31, 2017 decreased 9% to $88.1 million from $96.9 million in the same period in the prior year. Income before income taxes, for the three months ended March 31, 2017 was $1.6 million, compared with a loss before income taxes of  $8.4 million for the three months ended March 31, 2016. Net income for the three months ended March 31, 2017 was $0.7 million, compared with a net loss of  $5.5 million for the three months ended March 31, 2016. Basic and diluted net income per share were $0.02 for the three months ended March 31, 2017, compared with a basic and diluted net loss per share of  $0.13 for the same period in the prior year.

For the three months ended March 31, 2017, we recognized $0.5 million of favorable prior period loss and LAE development, and for the three months ended March 31, 2016, we recognized $10.3 million of unfavorable prior period loss and LAE development.

Insurance Operations

Revenues from insurance operations were $88.1 million for the three months ended March 31, 2017, compared with $96.9 million for the three months ended March 31, 2016. Income before income taxes from insurance operations for the three months ended March 31, 2017 was $3.0 million, compared with loss before income taxes from insurance operations of $7.0 million for the three months ended March 31, 2016.

Premiums Earned

Premiums earned decreased by $6.6 million, or 9%, to $69.8 million for the three months ended March 31, 2017, from $76.4 million for the three months ended March 31, 2016. This decrease was the result of a targeted decline in new policies written to eliminate unprofitable business through store closures, rate increases and the tightening of underwriting standards. These actions resulted in a 21% decrease in our year-over-year policies in force which was partially offset by a 16% year-over-year increase in our average in-force premium that was driven by our recent rate actions.

Commission and Fee Income

Commission and fee income decreased by $2.4 million, or 12%, to $17.2 million for the three months ended March 31, 2017, from $19.6 million for the three months ended March 31, 2016. This decrease was primarily the result of a decrease in monthly billing fees as a result of the previously-mentioned decline in the number of policies in force.

Investment Income

Investment income was $1.0 million for both the three months ended March 31, 2017 and 2016. At March 31, 2017 and 2016, the tax-equivalent book yields for our managed fixed maturities and cash equivalents portfolio were 1.9% and 2.1%, respectively, with effective durations of 2.46 and 2.81 years, respectively.

During the three months ended September 30, 2016, in order to increase the statutory capital and surplus of our insurance company subsidiaries by realizing gains on fixed maturities carried at amortized cost for statutory purposes, we sold $66.9 million of available-for-sale securities yielding 3.6% and reinvested the proceeds at 2.2%. As a result, our investment income in subsequent periods will decline from the reduced yield in our fixed maturities portfolio.

Net Realized Losses on Investments, Available-for-sale

Net realized losses on investments, available-for-sale, during the three months ended March 31, 2017 and 2016 included $5 thousand and $2 thousand, respectively, of net realized losses from redemptions.

FIRST ACCEPTANCE CORPORATION 10-Q

Loss and Loss Adjustment Expenses

The loss ratio was 80.6% for the three months ended March 31, 2017, compared with 96.1% for the three months ended March 31, 2016. We experienced favorable development related to prior periods of $0.5 million for the three months ended March 31, 2017, compared with unfavorable development of $10.3 million for the three months ended March 31, 2016. The favorable development for the three months ended March 31, 2017 was primarily the result of favorable LAE development related to bodily injury claims over multiple prior accident periods, partially offset by some unfavorable development related to bodily injury severity. The unfavorable development for the three months ended March 31, 2016 was the result of an increase in losses across all major coverages and over multiple prior accident periods. The primary causes of the unfavorable development were a sharp increase in bodily injury severity and a greater than usual amount of subsequent payments on previously closed claims.

Excluding the development related to prior periods, the loss ratio for the three months ended March 31, 2017 was 81.4% as compared with 88.2% for the preceding three months ended December 31, 2016. We believe that this improvement in the loss ratio was the result of our aggressive rate and underwriting actions in addition to a moderate reduction in claims frequency.

Insurance Operating Expenses

Insurance operating expenses decreased 5% to $28.1 million for the three months ended March 31, 2017, from $29.6 million for the three months ended March 31, 2016. This decrease in operating expenses is primarily due to the costs savings from the recent store closures, a reduction in advertising costs, and reduced variable expenses (e.g. underwriting reports and postage) as a result of the decline in new business written.

The expense ratio was 16.6% for the three months ended March 31, 2017, compared with 14.3% for the three months ended March 31, 2016. The year-over-year increase in the expense ratio was primarily due to the decrease in premiums earned which resulted in a higher percentage of fixed expenses and the previously-mentioned decline in commission and fee income.

Overall, the combined ratio decreased to 97.2% for the three months ended March 31, 2017 from 110.4% for the three months ended March 31, 2016.

Provision (Benefit) for Income Taxes

The provision for income taxes was $0.8 million for the three months ended March 31, 2017, compared with a benefit of $2.9 million for the three months ended March 31, 2016.

In assessing our ability to realize our deferred tax assets (“DTA”), both positive and negative evidence are used to evaluate the allowance. Although we incurred a 2016 pre-tax loss of $45.1 million which is a source of negative evidence, we placed greater weight on our outlook for future taxable income over the allowable time period for realization of the DTA and concluded that it is more likely than not that the remaining DTA will be realized. Regarding the length of time available to realize the DTA, at March 31, 2017, $22.1 million of the DTA related to net operating loss carryforwards do not expire until 2031 through 2036 and $2.1 million in AMT (“Alternative Minimum Tax”) carryforwards have no expiration date. The DTA valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the DTA will not be realized. In the event the DTA valuation allowance is increased, we would record an income tax expense for the adjustment. Likewise, we would record an income tax expense in the period in which any reduction in the corporate tax rate was enacted.

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations was $1.4 million for both the three months ended March 31, 2017 and 2016. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation, offset by investment income on corporate invested assets.

We incurred $1.1 million of interest expense for both the three months ended March 31, 2017 and 2016. Interest expense is from our debentures payable and the term loan from our principal stockholder to finance the July 1, 2015 Titan Agencies acquisition. For additional information, see “Liquidity and Capital Resources” in this report.

FIRST ACCEPTANCE CORPORATION 10-Q

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash provided by operating activities for the three months ended March 31, 2017 was $1.6 million, compared with net cash provided by operating activities of $10.5 million for the same period in the prior year. This decrease was primarily the result of the recent reduction in new business written and a decrease in loss and LAE reserves resulting from increased payments on prior period losses included in these reserves. Net cash provided by investing activities for the three months ended March 31, 2017 was $0.2 million, compared to $2.8 million for the same period in the prior year. This decrease was primarily the result of a greater amount of maturities and redemptions of investments in the prior year.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures and term loan payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products and insurance policies on behalf of third-party carriers by our agency operations, including the 2015 Titan Agencies acquisition. During the three months ended March 31, 2017, the holding company contributed $2.0 million to the statutory capital and surplus of the insurance company subsidiaries from our insurance agency net income. At March 31, 2017, our holding company had $2.7 million available remaining in unrestricted cash and investments. These funds and the additional unrestricted cash from our agency operations will be used to pay our future cash requirements outside of the insurance company subsidiaries in the short-term and foreseeable future.

The holding company has debt service requirements related to the debentures payable and the term loan to a principal stockholder. The debentures are interest-only and mature in full in July 2037. The debentures accrue interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures for the three months ended March 31, 2017 ranged from 4.637% to 4.789%. In April 2017, the interest rate reset to 4.920% through July 2017. The term loan is interest-only and matures in full in June 2025. The interest rate on the term loan is 8%.

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At March 31, 2017, our insurance company subsidiaries could not pay any dividends due to a negative unassigned surplus position.

We have three insurance company subsidiaries that are organized and domiciled under the insurance statutes of Texas, Georgia, and Tennessee. Our insurance company subsidiaries also operate under licenses issued by various state insurance authorities. Such licenses may be of perpetual duration or periodically renewable, provided we continue to meet applicable regulatory requirements.

The National Association of Insurance Commissioners (“NAIC”) Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. Failure to meet applicable risk-based capital requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Although statutory risk-based capital calculations are only made as of each December 31, we have estimated that the insurance company subsidiaries remain above the company action levels as of March 31, 2017. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratio for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus was 4.85-to-1 at March 31, 2017 which is in excess of the suggested guidelines.

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

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements (e.g., operating leases) where the economics and sound business principles warrant their use. For information with respect to our off-balance sheet arrangements at December 31, 2016, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” included in our Annual Report on Form 10-K for the year ended December 31, 2016. We have not entered into any new material off-balance sheet arrangements since December 31, 2016.

FIRST ACCEPTANCE CORPORATION 10-Q

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2017 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$106,528	$104,058	$101,584	$99,113	$96,642	$91,701

The following table provides information about our fixed maturity investments at March 31, 2017 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and any previously recognized impairment) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2017	$4,441	$9,962	$—	$14,403
2018	3,935	4,496	—	8,431
2019	4,013	7,496	—	11,509
2020	1,797	9,994	—	11,791
2021	464	17,112	—	17,576
Thereafter	2,120	36,329	—	38,449
Total	$16,770	$85,389	$—	$102,159
Fair value	$16,560	$85,024	$—	$101,584

FIRST ACCEPTANCE CORPORATION 10-Q

On June 15, 2007, our wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I (“FAST I”), used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. FAST I is a variable interest entity that does not meet the requirements for consolidation of FASB ASC 810, Consolidation. The debentures are interest-only and mature in full in July 2037. The debentures accrue interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures for the three months ended March 31, 2017 ranged from 4.637% to 4.789%. In April 2017, the interest rate reset to 4.920% through July 2017.

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment, excluding U.S. government and agency securities, is in a single mutual fund with a fair value of $7.8 million, or 7% of our available-for-sale portfolio. Our five largest investments make up 24% of our available-for-sale portfolio.

The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized statistical rating organizations at March 31, 2017 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$1,375	1%	$1,389	1%
AA+, AA, AA-	57,372	56%	56,364	55%
A+, A, A-	31,254	30%	30,336	30%
BBB+, BBB, BBB-	9,708	9%	9,400	9%
Total investment grade	99,709	97%	97,489	96%

Not rated	—	0%	—	0%

BB+, BB, BB-	500	0%	509	1%
B+, B, B-	587	1%	624	1%
CCC+, CCC, CCC-	656	1%	1,237	1%
CC+, CC, CC-	54	0%	241	0%
C+, C, C-	425	0%	418	0%
D	850	1%	1,066	1%
Total non-investment grade	3,072	3%	4,095	4%
Total	$102,781	100%	$101,584	100%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of March 31, 2017. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FIRST ACCEPTANCE CORPORATION 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business, including those which arise out of or are related to the handling of claims made in connection with our insurance policies. The plaintiffs in some of these lawsuits have alleged bad faith or extra-contractual damages, and some have sought punitive damages or class action status. We believe that the resolution of these legal actions will not have a material adverse effect on our financial condition or results of operations. However, the ultimate outcome of these matters is uncertain. See Note 8 to our consolidated financial statements for further information about legal proceedings.

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

FIRST ACCEPTANCE CORPORATION

Date: May 9, 2017	By:	/s/ Brent J. Gay
Brent J. Gay
Chief Financial Officer