Form 10-Q
period 2017-06-30
FIRST ACCEPTANCE CORP /DE/
filed 2017-08-09
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

At August 8, 2017, there were 41,199,854 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Investments, available-for-sale at fair value (amortized cost of $115,233 and $117,902, respectively)	$116,012	$117,212
Cash, cash equivalents, and restricted cash	125,530	118,681
Premiums, fees, and commissions receivable, net of allowance of $378 and $279, respectively	76,847	66,393
Deferred tax assets, net	34,784	35,641
Other investments	10,468	9,994
Other assets	5,753	6,078
Property and equipment, net	3,475	4,213
Deferred acquisition costs	5,332	4,852
Goodwill	29,384	29,384
Identifiable intangible assets, net	7,243	7,626
TOTAL ASSETS	$414,828	$400,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$162,232	$161,079
Unearned premiums and fees	91,644	78,861
Debentures payable	40,324	40,302
Term loan from principal stockholder	29,792	29,779
Accrued expenses	5,514	7,089
Other liabilities	11,701	10,476
Total liabilities	341,207	327,586
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 41,200 and 41,160 issued and outstanding, respectively	412	412
Additional paid-in capital	457,898	457,750
Accumulated other comprehensive income, net of tax of $(482) and $(1,110), respectively	2,474	1,316
Accumulated deficit	(387,163)	(386,990)
Total stockholders’ equity	73,621	72,488
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$414,828	$400,074

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Premiums earned	$73,459	$80,850	$143,272	$157,257
Commission and fee income	16,824	19,183	34,052	38,764
Investment income	1,123	1,646	2,156	2,608
Gain on sale of foreclosed real estate	—	1,237	—	1,237
Net realized gains (losses) on investments, available-for-sale	5	(162)	—	(164)
	91,411	102,754	179,480	199,702
Costs and expenses:
Losses and loss adjustment expenses	62,806	100,765	119,086	174,184
Insurance operating expenses	27,879	30,314	55,935	59,961
Other operating expenses	267	283	538	563
Stock-based compensation	74	68	113	105
Depreciation	540	616	1,086	1,267
Amortization of identifiable intangibles assets	195	239	398	477
Interest expense	1,130	1,076	2,228	2,126
	92,891	133,361	179,384	238,683
(Loss) income before income taxes	(1,480)	(30,607)	96	(38,981)
(Benefit) provision for income taxes	(577)	(10,708)	269	(13,577)
Net loss	$(903)	$(19,899)	$(173)	$(25,404)
Net loss per share:
Basic	$(0.02)	$(0.48)	$(0.00)	$(0.62)
Diluted	$(0.02)	$(0.48)	$(0.00)	$(0.62)
Number of shares used to calculate net loss per share:
Basic	41,164	41,064	41,162	41,062
Diluted	41,164	41,064	41,162	41,062
Reconciliation of net loss income to other comprehensive (loss) income:
Net loss	$(903)	$(19,899)	$(173)	$(25,404)
Net unrealized change in investments, net of tax of $388, $757, $628 and $1,668, respectively	720	1,407	1,158	3,098
Comprehensive (loss) income	$(183)	$(18,492)	$985	$(22,306)

Detail of net realized gains (losses) on investments, available-for-sale:
Net realized gains (losses) on redemptions	$5	$(15)	$—	$(17)
Other-than-temporary impairment charges	—	(147)	—	(147)
Net realized gains (losses) on investments, available-for-sale	$5	$(162)	$-	$(164)

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(173)	$(25,404)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	1,086	1,267
Amortization of identifiable intangibles assets	398	477
Stock-based compensation	113	105
Deferred income taxes	229	(13,736)
Other-than-temporary impairment on investments, available-for-sale	—	147
Net realized losses on redemptions of investments	—	17
Investment income from other investments	(343)	(355)
Gain on sale of foreclosed real estate, net	—	(1,237)
Other	118	61
Change in:
Premiums, fees, and commission receivable	(10,355)	(9,230)
Deferred acquisition costs	(480)	(183)
Loss and loss adjustment expense reserves	1,153	43,941
Unearned premiums and fees	12,783	11,920
Other liabilities	1,225	1,347
Other	(1,221)	1,652
Net cash provided by operating activities	4,533	10,789
Cash flows from investing activities:
Purchases of investments, available-for-sale	(3,519)	(156)
Maturities and redemptions of investments, available-for-sale	5,977	6,968
Purchases of other investments	(133)	(725)
Distributions from other investments	319	2,190
Capital expenditures	(348)	(1,983)
Proceeds from sale of foreclosed real estate, net	—	1,769
Acquisition of identifiable intangible assets	(15)	(40)
Net cash provided by investing activities	2,281	8,023
Cash flows from financing activities:
Net proceeds from issuance of common stock	35	40
Net cash provided by financing activities	35	40
Net change in cash, cash equivalents, and restricted cash	6,849	18,852
Cash, cash equivalents, and restricted cash, beginning of period	118,681	115,587
Cash, cash equivalents, and restricted cash, end of period	$125,530	$134,439

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

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consist of bank demand deposits and highly-liquid investments. All investments with maturities of three months or less at the date of purchase are considered cash equivalents. At June 30, 2017 and December 31, 2016, the Company had restricted cash equivalents of $17.3 million and $18.6 million, respectively.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Fair Value of Financial Instruments

The carrying values and fair values of certain financial instruments were as follows (in thousands).

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Investments, available-for-sale	$116,012	$116,012	$117,212	$117,212
Other investments	10,468	10,468	9,994	9,994
Liabilities:
Debentures payable	40,324	17,266	40,302	11,488
Term loan from principal stockholder	29,792	22,126	29,779	15,000

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

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant	Proportionate
		Markets for	Observable	Unobservable	Share of
		Identical Assets	Inputs	Inputs	Net Assets
June 30, 2017	Total	(Level 1)	(Level 2)	(Level 3)	(NAV)
Fixed maturities, available-for-sale:
U.S. government and agencies	$19,499	$19,499	$—	$—	$—
Political subdivisions	4,183	—	4,183	—	—
Revenue and assessment	5,463	—	5,463	—	—
Corporate bonds	44,829	—	44,829	—	—
Collateralized mortgage obligations:
Agency backed	21,610	—	21,610	—	—
Non-agency backed – residential	2,765	—	2,765	—	—
Non-agency backed – commercial	1,710	—	1,710	—	—
Total fixed maturities, available-for-sale	100,059	19,499	80,560	—	—
Preferred stocks, available-for-sale	3,266	3,266	—	—	—
Mutual funds, available-for-sale	12,687	12,687	—	—	—
Total investments, available-for-sale	116,012	35,452	80,560	—	—
Other investments	10,468	—	—	5,252	5,216
Cash, cash equivalents, and restricted cash	125,530	125,530	—	—	—
Total	$252,010	$160,982	$80,560	$5,252	$5,216

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

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified security in the table above consists of an investment in the common stock of a real estate investment trust for which fair value has been determined using a model driven valuation that does not have observable market data. There were no transfers between Level 1 and Level 2 for the three and six months ended June 30, 2017 and 2016. The Company’s policy is to recognize transfers between levels at the end of the reporting period based on specific identification. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table represents the quantitative disclosure for the asset classified as Level 3 during the six months ended June 30, 2017 (in thousands).

Fair Value
Measurements Using
Significant Unobservable
Inputs (Level 3)

Common Stock
at Fair Value
Balance at December 31, 2016	$4,858
Gains included in net loss	—
Gains included in comprehensive income (loss)	317
Investments and capital calls	77
Distributions received	—
Transfers into and out of Level 3	—
Balance at June 30, 2017	$5,252

3. Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Cost	Gains	Losses	Value
U.S. government and agencies	$ 19,641	$ 96	$ (238)	$ 19,499
Political subdivisions	4,173	10	—	4,183
Revenue and assessment	5,255	208	—	5,463
Corporate bonds	45,908	67	(1,146)	44,829
Collateralized mortgage obligations:
Agency backed	22,149	68	(607)	21,610
Non-agency backed – residential	2,213	560	(8)	2,765
Non-agency backed – commercial	1,056	654	—	1,710
Total fixed maturities, available-for-sale	100,395	1,663	(1,999)	100,059
Preferred stocks, available-for-sale	3,025	281	(40)	3,266
Mutual funds, available-for-sale	11,813	874		12,687
	$ 115,233	$ 2,818	$ (2,039)	$ 116,012

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
U.S. government and agencies	$19,142	$112	$(303)	$18,951
Political subdivisions	4,233	—	(68)	4,165
Revenue and assessment	5,539	185	(41)	5,683
Corporate bonds	47,238	107	(1,805)	45,540
Collateralized mortgage obligations:
Agency backed	23,093	73	(744)	22,422
Non-agency backed – residential	2,411	529	(7)	2,933
Non-agency backed – commercial	1,408	487	—	1,895
Total fixed maturities, available-for-sale	103,064	1,493	(2,968)	101,589
Preferred stocks, available-for-sale	3,025	198	(111)	3,112
Mutual funds, available-for-sale	11,813	698	—	12,511
	$117,902	$2,389	$(3,079)	$117,212

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
June 30, 2017	Gains	Losses	Losses	Securities
One year or less	$1,779	$3,574	$—	$5,353
After one through five years	12,802	17,345	—	30,147
After five through ten years	2,844	30,879	—	33,723
After ten years	4,751	—	—	4,751
No single maturity date	4,818	21,267	—	26,085
	$26,994	$73,065	$—	$100,059

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than	Greater	Gross
	or equal to	than 12	Unrealized
At:	12 months	months	Gains
June 30, 2017	36	1	39
December 31, 2016	37	—	40

The following table reflects the fair value and gross unrealized losses of those fixed maturity securities in a continuous unrealized loss position for greater than 12 months at June 30, 2017. There were no securities meeting these criteria at December 31, 2016. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at June 30, 2017:	Securities	Value	Losses
Less than or equal to 10%	1	$108	$(4)
Greater than 10%	—	—	—
	1	$108	$(4)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at June 30, 2017:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$12,453	$(39)	$(39)	$—	$—
Six months	299	(3)	(3)	—	—
Nine months	34,834	(983)	(983)	—	—
Twelve months	27,008	(1,010)	(839)	(171)	—
Greater than twelve months	108	(4)	(4)	—	—
Total	$74,702	$(2,039)	$(1,868)	$(171)	$—

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at December 31, 2016:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$58,550	$(1,886)	$(1,461)	$(425)	$—
Six months	27,193	(1,186)	(232)	(954)	—
Nine months	152	—	—	—
Twelve months	105	(7)	—	(7)	—
Greater than twelve months	—	—	—	—	—
Total	$86,000	$(3,079)	$(1,693)	$(1,386)	$-

Other-Than-Temporary Impairment

For the six months ended June 30, 2017, the Company did not recognize any OTTI charges in net income (loss).

The Company believes that the securities having unrealized losses at June 30, 2017 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

For the six months ended June 30, 2016, the Company recognized OTTI charges in net income (loss) of $147 thousand related to one mutual fund.

Other Investments

Other investments consist of the common stock of a real estate investment trust and limited partnership interests in three funds that invest in (i) commercial real estate and secured commercial real estate loans acquired from financial intuitions, (ii) undervalued international publicly-traded equities and (iii)a pre-identified pool of select buyout private equity funds. These investments have redemption and transfer restrictions. The Company does not intend to sell these investments, and it is more likely than not that the Company will not be required to sell them before the expiration of such restrictions. At June 30, 2017, the Company had unfunded commitments to invest $2.5 million into two of these investments.

Restrictions

At June 30, 2017, fixed maturities and cash equivalents with a fair value and amortized cost of $6.4 million were on deposit with various insurance departments as a requirement of doing business in those states. Cash equivalents with a fair value and amortized cost of $17.2 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Fixed maturities, available-for-sale	$616	$981	$1,239	$1,951
Mutual funds, available-for-sale	158	160	320	366
Preferred stocks	44	25	89	49
Other investments	194	525	343	355
Cash and cash equivalents	217	66	376	107
Other	17	14	31	27
Investment expenses	(123)	(125)	(242)	(247)
	$1,123	$1,646	$2,156	$2,608

The components of net realized gains (losses) on investments, available-for-sale at fair value follow (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Gains	$8	$—	$8	$—
Losses	(3)	(15)	(8)	(17)
Other-than-temporary impairment	—	(147)	—	(147)
	$5	$(162)	$-	$(164)

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) is included in other comprehensive loss. The amounts of non-credit OTTI for securities still owned was $1.1 million at both June 30, 2017 and December 31, 2016.

4. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(903)	$(19,899)	$(173)	$(25,404)
Weighted average common basic shares	41,164	41,064	41,162	41,062
Effect of dilutive securities	—	—	—	—
Weighted average common dilutive shares	41,164	41,064	41,162	41,062
Basic and diluted net loss per share	$(0.02)	$(0.48)	$(0.00)	$(0.62)

On May 9, 2017, the Compensation Committee of the Board of Directors of the Company awarded 500 thousand restricted stock units to an executive officer. Such restricted stock units will vest, and an equal number of shares of common stock will be deliverable upon the third anniversary of the date of grant. Compensation expense related to the units of $590 thousand was calculated based upon the closing market price of the common stock on the date of grant ($1.18) and is recorded on a straight-line basis over the vesting period.

For the three and six months ended June 30, 2017, the computation of diluted net loss per share did not include 576 thousand     restricted stock units having dilutive effects of 37 and 39 thousand shares, respectively, since their inclusion would have been anti-dilutive. Options to purchase 120 thousand shares and 93 thousand restricted stock units were not included in the computation of diluted net income per share for these periods, since the exercise price of the stock options was in excess of the average stock price for this period and the inclusion of the restricted stock units would have been anti-dilutive.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

For the three and six months ended June 30, 2016, the computation of diluted net loss per share did not include options to purchase 825 thousand shares and 270 thousand restricted stock units, a dilutive effect of 180 thousand shares and 237 thousand shares, respectively, since their inclusion would have been anti-dilutive. Options to purchase 240 thousand shares were not included in the computation of diluted net loss per share for the three and six months ended June 30, 2016, since their exercise price was in excess of the average stock price for these periods.

5. Losses and Loss Adjustment Expenses Incurred and Paid

Information regarding the reserve for unpaid losses and loss adjustment expenses (“LAE”) is as follows (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Liability for unpaid losses and LAE at beginning of period, gross	$156,410	$132,650	$161,079	$122,071
Reinsurance balances receivable	(763)	(491)	(769)	(464)
Liability for unpaid losses and LAE at beginning of period, net	155,647	132,159	160,310	121,607
Add: Provision for losses and LAE:
Current period	62,599	74,974	119,665	143,173
Prior periods	207	25,791	(579)	31,011
Net losses and LAE incurred	62,806	100,765	119,086	174,184
Less: Losses and LAE paid:
Current period	30,182	40,345	46,319	58,750
Prior periods	26,833	27,241	71,639	71,703
Net losses and LAE paid	57,015	67,586	117,958	130,453
Liability for unpaid losses and LAE at end of period, net	161,438	165,338	161,438	165,338
Reinsurance balances receivable	794	674	794	674
Liability for unpaid losses and LAE at end of period, gross	$162,232	$166,012	$162,232	$166,012

The development for the three and six months ended June 30, 2017 was the net result of favorable LAE development related to bodily injury claims over multiple prior accident periods, offset by unfavorable development on losses related to bodily injury severity related to the 2016 and 2017 accident years.

The unfavorable development for the three and six months ended June 30, 2016 was the result of increased losses primarily from the 2015 accident year across all major coverages. The most significant causes of the development were a greater than usual emergence of reported claims and higher bodily injury severity.

.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Income Taxes

The (benefit) provision for income taxes consisted of the following (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Federal:
Current	$(92)	$—	$30	$—
Deferred	(398)	(10,665)	229	(13,627)
	(490)	(10,665)	259	(13,627)
State:
Current	(70)	60	10	159
Deferred	(17)	(103)	—	(109)
	(87)	(43)	10	50
	$(577)	$(10,708)	$269	$(13,577)

The (benefit) provision for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to loss before income taxes as a result of the following (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Benefit) provision for income taxes at statutory rate	$(518)	$(10,712)	$34	$(13,643)
Tax effect of:
Tax-exempt investment income	—	(10)	—	(20)
Stock option expirations	—	13	229	17
State income taxes, net of federal income tax benefit and state valuation allowance	(63)	(65)	6	(6)
Other	4	66	—	75
	$(577)	$(10,708)	$269	$(13,577)

The Company had a deferred tax asset (“DTA”) valuation allowance of $1.8 million at both June 30, 2017 and  December 31, 2016, attributable to certain amounts related to state taxes and OTTI that are not more likely than not to be realized. In assessing the Company’s ability to realize the DTA, both positive and negative evidence are used to evaluate the allowance. Although the Company incurred a 2016 pre-tax loss of $45.1 million which is a source of negative evidence, it placed greater weight on its outlook for future taxable income over the allowable time period for realization of the DTA and concluded that it is more likely than not that the remaining DTA will be realized. Regarding the length of time available to realize the DTA, at June 30, 2017, $23.8 million of the DTA related to net operating loss carryforwards do not expire until 2031 through 2036 and $2.0 million in AMT (“Alternative Minimum Tax”) carryforwards have no expiration date. The DTA valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the DTA will not be realized. In the event the DTA valuation allowance is increased, the Company would record an income tax expense for the adjustment.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Segment Information

The Company operates in two business segments with its primary focus being the selling, servicing and underwriting of non-standard personal automobile insurance. The real estate and corporate segment consists of the activities related to the disposition of foreclosed real estate held for sale and other operating expenses not directly related to the insurance operations, interest expense and stock-based compensation, offset by investment income on corporate invested assets.

The following table presents selected financial data by business segment (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Insurance	$91,394	$101,501	$179,447	$198,434
Real estate and corporate	17	1,253	33	1,268
Consolidated total	$91,411	$102,754	$179,480	$199,702
(Loss) income before income taxes:
Insurance	$(26)	$(30,434)	$2,942	$(37,455)
Real estate and corporate	(1,454)	(173)	(2,846)	(1,526)
Consolidated total	$(1,480)	$(30,607)	$96	$(38,981)

	June 30,	December 31,
	2017	2016
Total assets:
Insurance	$369,700	$354,008
Real estate and corporate	45,128	46,066
Consolidated total	$414,828	$400,074

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

9. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” that will supersede virtually all revenue recognition guidance in GAAP and International Financial Reporting Standards (“IFRS”). This guidance had an effective date for public companies for annual and interim periods beginning after December 15, 2016, with early adoption not permitted. In July 2015, the FASB issued a one-year deferral of this effective date with the option for entities to early adopt at the original effective date. The standard is intended to increase comparability across industries and jurisdictions. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The new standard will not change accounting guidance for insurance contracts. However, the Company has revenue from non-insurance arrangements which falls under this guidance, as would the sale of the Company’s tract of land that is held for sale. The Company is currently evaluating the applicability of this guidance to the various types of fee income related to its insurance contracts.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Approximately 20% of the Company’s total revenues may be subject to the guidance in ASU No. 2014-09. Historically, approximately 40% of these revenues are in the form of commissions paid by third party insurance carriers which are earned upon the effective date of bound coverage, less an estimated allowance for return commissions based upon historical experience, since no significant performance obligation remains in these arrangements after coverage is bound and the control of the underlying insurance policy is transferred to the customer. Approximately 25% of these revenues are in the form of commissions paid by a third-party entity on the sales of ancillary insurance products that are earned on a pro-rata basis over the life of the underlying contracts, since the Company has a contractual performance obligation for these contracts. Approximately 35% of these revenues are derived from various fees related to insurance contracts that are recognized into income as the related services are performed and costs are incurred.

The Company has not finalized the impact, if any, on our consolidated financial statements at this time. However, based on our initial evaluation of this guidance, including contract reviews, the Company does not expect the future impacts to be material.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” which requires lessees to record most leases on their balance sheets as lease liabilities with corresponding right-of-use assets, but recognize expense in a manner similar to the current accounting treatment. The guidance is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in their financial statements. The Company’s lease arrangements fall under this guidance and will be required to be shown on its consolidated balance sheet. The Company is currently evaluating controls and processes to ensure this guidance is reflected properly on future consolidated financial statements and expects to adopt this guidance in its consolidated balance sheet as of March 31 2019 along with a corresponding restatement of its consolidated balance sheet as of March 31, 2018, As detailed in Note 8 of the 2016 10-K, the undiscounted contractual cash payments remaining on leased properties was $16.8 million as of December 31, 2017.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” which addressed the recognition, presentation and classification of awards, forfeitures and shares withheld for tax purposes. The standard was effective for fiscal periods beginning after December 15, 2016, with each provision having a different application method. The adoption of this standard effective January 1, 2017 did not have a material impact on our consolidated financial statements.

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

In April 2017, the FASB issued ASU No. 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities” which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date instead of the current practice of amortizing the premium as a yield adjustment over the contractual life of the security. The guidance is effective for public business entities for periods beginning after December 15, 2018. Early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company believes that it will be reasonably able to comply with these requirements and has not determined the impact on future consolidated financial statements once this is adopted.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting” that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will provide relief to entities that make non-substantive changes to their share-based payment awards. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company currently has no intentions to modify any of its currently outstanding share-based payment awards, however, it would likely consider early adoption of this guidance upon any such occurrence.

10. Related Parties

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

In April 2016, the Company entered into standard agreements for treasury and investment custodial services with a bank in which our principal shareholder has a 15% indirect ownership interest. The fees under these agreements for the three and six months ended June 30, 2017 were $42 thousand and $91 thousand, respectively, and $32 thousand for the three months ended June 30, 2016.

11. Current Liquidity and Statutory Capital and Surplus

The Company has $70.0 million in long-term borrowings of which $40.0 million matures in 2037 and $30.0 million matures in 2025. At June 30, 2017, the Company was in compliance with the covenants related to these borrowings. Such borrowings are not obligations of the Company’s regulated insurance company subsidiaries who at June 30, 2017 had combined statutory capital and surplus of $60.6 million. The Company believes that it has sufficient liquidity to meet its current obligations in the foreseeable future, including the payment of interest on its long-term borrowings which it currently funds through the cash flows of its agency operations which are generated outside the Company’s regulated insurance company subsidiaries and are not subject to any limitation on the payment of dividends to the holding company.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The National Association of Insurance Commissioners (“NAIC”) Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. Failure to meet applicable risk-based capital requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision, or even liquidation. Although statutory risk-based capital calculations are only made as of each December 31, the Company estimated that the three insurance company subsidiaries are above the regulatory company action levels as of June 30, 2017. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratio for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus was 4.7-to-1 at June 30, 2017 which is in excess of the suggested guidelines. Management is currently operating under a business plan to reduce premium writings and increase statutory capital and surplus to address the net premiums written to statutory capital and surplus guidelines.

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

General

We are principally a retailer, servicer and underwriter of non-standard personal automobile insurance. Non-standard personal automobile insurance is made available to individuals because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, and failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type. At June 30, 2017, we also owned a tract of land in San Antonio, Texas that is held for sale.

At June 30, 2017, we leased and operated 354 retail locations (or “stores”) and a call center staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary insurance product providing personal property and liability coverage for renters underwritten by us. In addition, retail locations in some markets offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers for which we receive a commission.

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

At June 30, 2017, 277 of our 354 stores primarily sell non-standard personal automobile insurance products underwritten by us. The other retail locations primarily offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers for which we receive a commission.

See the discussion in Item 1. “Business—General” in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information with respect to our business.

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business. Since December 31, 2015, 90 locations were closed which included 53 that were part of our recent actions to improve profitability, 24 in the Chicago-area whose leases expired in January 2016, and 13 others closed in the normal course of business. During this period, 4 new locations were strategically-placed to replace and consolidate the closed Chicago-area locations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Retail locations – beginning of period	355	414	355	440
Opened	—	2	—	4
Closed	(1)	(6)	(1)	(34)
Retail locations – end of period	354	410	354	410

The following table shows the number of our retail locations by state.

	June 30,		December 31,
	2017	2016	2016	2015
Alabama	23	24	23	24
Arizona	10	10	10	10
California	47	48	47	48
Florida	34	34	34	39
Georgia	50	60	50	60
Illinois	38	41	39	61
Indiana	16	17	16	17
Mississippi	6	7	6	7
Missouri	—	9	—	9
Nevada	4	4	4	4
New Mexico	5	5	5	5
Ohio	27	27	27	27
Pennsylvania	11	13	11	14
South Carolina	15	23	15	24
Tennessee	23	23	23	23
Texas	45	65	45	68
Total	354	410	355	440

In response to consumer demand to purchase personal automobile insurance over the phone and through the internet, we offer customers the choice to purchase a policy through an employee-agent in our call center or via our www.acceptance.com website and mobile platform. As of June 30, 2017, approximately 13% of our policies in force were sold through a non-retail sales channel.

FIRST ACCEPTANCE CORPORATION 10-Q

Recent Actions

Since August 2016, we have taken the following actions towards the goal of returning our ratio of net premiums written to statutory capital and surplus to within regulatory guidelines and improving profitability:

•

Strengthened our Product team and filed and received approval for substantial rate increases and structural changes in our rating programs in response to our increase in claim frequency.  The magnitude and frequency of these rate increases have been unprecedented in our recent history;

•

Reduced premium writings, through the closing of 53 poorly performing stores, by temporarily suspending or eliminating new business in selected areas of our business, and tightening our underwriting standards;

At June 30, 2017, these actions have resulted in a year-over year 23% decrease in our policies in force, which has been partially offset by a 17% year-over-year increase in our average in-force premium. This premium increase was driven by an estimated effective rate increase of 12% attained over the last twelve months.

Aggressive actions have been taken in our claims-handling operations. In October 2016, we hired a new Senior Vice President and restructured claims management to include three additional functional Vice President positions. This new structure makes optimal use of departmental availability and experience through redesigned workflows and increases accountability through recurring quality assurance review programs. In May 2017, a new text message status process was instituted allowing insureds and claimants to receive updates during the life cycle of their claim. Along with increased staffing and training, these efforts are helping reduce pending claims to targeted levels.

Collectively, we believe that these actions have contributed to the improved loss ratio for the current 2017 accident period.

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

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents gross premiums earned by state (in thousands). The effect of a 23% decrease in our year-over-year policies in force offset by a 17% year-over-year increase in our average in-force premium, resulted in net premiums earned for the three and six months ended June 30, 2017 decreasing by 9% compared with the same period in the prior year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Gross premiums earned:
Georgia	$ 17,402	$ 16,271	$ 33,663	$ 31,328
Florida	10,761	12,176	21,012	23,785
Texas	8,252	11,266	16,796	21,883
Alabama	8,442	7,286	15,896	14,050
Ohio	7,707	8,094	15,012	15,690
South Carolina	5,281	7,352	10,231	13,946
Tennessee	5,275	5,107	10,023	9,988
Illinois	3,868	5,516	8,075	11,256
Indiana	2,492	2,395	4,810	4,672
Pennsylvania	2,395	2,575	4,646	4,993
Mississippi	1,115	1,043	2,078	2,038
California	420	—	734	—
Missouri	60	1,633	302	3,386
Virginia	96	251	206	465
Total gross premiums earned	73,566	80,965	143,484	157,480
Premiums ceded to reinsurer	(107)	(115)	(212)	(223)
Total net premiums earned	$ 73,459	$ 80,850	$ 143,272	$ 157,257

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

The following table presents the loss, expense, and combined ratios for our insurance operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Loss	85.5%	124.6%	83.1%	110.8%
Expense	16.0%	14.8%	16.3%	14.6%
Combined	101.5%	139.4%	99.4%	125.4%

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

The value of our consolidated available-for-sale investment portfolio was $116.0 million at June 30, 2017 and consisted of fixed maturity securities, preferred stocks, and investments in mutual funds, all carried at fair value with unrealized gains and losses reported in a separate component of stockholders’ equity. At June 30, 2017, we had gross unrealized gains of $2.8 million and gross unrealized losses of $2.0 million in our consolidated investments available-for-sale portfolio.

The value of our other investments was $10.5 million at June 30, 2017 and consisted of limited partnership interests carried at net asset value, which approximates fair value, with unrealized gains and losses reported as investment income, and a privately-held real estate investment trust (“REIT”) carried at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. At June 30, 2017, we had gross unrealized gains attributable to the REIT of $1.2 million in our consolidated other investments.

At June 30, 2017, 96% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high-quality investment portfolio is more likely to generate a stable and predictable investment return.

The following table summarizes our investment securities at June 30, 2017 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Cost	Gains	Losses	Value
U.S. government and agencies	$19,641	$96	$(238)	$19,499
Political subdivisions	4,173	10	—	4,183
Revenue and assessment	5,255	208	—	5,463
Corporate bonds	45,908	67	(1,146)	44,829
Collateralized mortgage obligations:
Agency backed	22,149	68	(607)	21,610
Non-agency backed – residential	2,213	560	(8)	2,765
Non-agency backed – commercial	1,056	654	—	1,710
Total fixed maturities, available-for-sale	100,395	1,663	(1,999)	100,059
Preferred stocks, available-for-sale	3,025	281	(40)	3,266
Mutual funds, available-for-sale	11,813	874		12,687
	$115,233	$2,818	$(2,039)	$116,012

FIRST ACCEPTANCE CORPORATION 10-Q

Three and Six Months Ended June 30, 2017 Compared with the Three and Six Months Ended June 30, 2016

Consolidated Results

Revenues for the three months ended June 30, 2017 decreased 11% to $91.4 million from $102.8 million in the same period in the prior year. Loss before income taxes, for the three months ended June 30, 2017 was $1.5 million, compared with a loss before income taxes of $30.6 million for the three months ended June 30, 2016. Net loss for the three months ended June 30, 2017 was $0.9 million, compared with a net loss of $19.9 million for the three months ended June 30, 2016. Basic and diluted net loss per share were $0.02 for the three months ended June 30, 2017, compared with a basic and diluted net loss per share of $0.48 for the same period in the prior year.

For the three months ended June 30, 2017 and 2016, we recognized $0.2 million and $25.8 million, respectively, of unfavorable prior period loss and LAE development.

Revenues for the six months ended June 30, 2017 decreased 10% to $179.5 million from $199.7 million in the same period in the prior year. Income before income taxes, for the six months ended June 30, 2017 was $96 thousand, compared with a loss before income taxes of $39.0 million for the six months ended June 30, 2016. Net loss for the six months ended June 30, 2017 was $173 thousand, compared with a net loss of $25.4 million for the six months ended June 30, 2016. Basic and diluted net loss per share were $0.004 for the six months ended June 30, 2017, compared with a basic and diluted net loss per share of $0.62 for the same period in the prior year.

For the six months ended June 30, 2017, we recognized $0.6 million of favorable prior period loss and LAE development, and for the six months ended June 30, 2016, we recognized $31.0 million of unfavorable prior period loss and LAE development.

Insurance Operations

Revenues from insurance operations were $91.4 million for the three months ended June 30, 2017, compared with $101.5 million for the three months ended June 30, 2016. Revenues from insurance operations were $179.4 million for six months ended June 30, 2017, compared with $198.4 million for the six months ended June 30, 2016 .

Loss before income taxes from insurance operations for the three months ended June 30, 2017 was $26 thousand, compared with a loss before income taxes of $30.4 million for the three months ended June 30, 2016. Income before income taxes from insurance operations for the six months ended June 30, 2017 was $2.9 million, compared with a loss before income taxes from insurance operations of $37.5 million for the six months ended June 30, 2016.

Premiums Earned

Premiums earned decreased by $7.4 million, or 9%, to $73.5 million for the three months ended June 30, 2017, from $80.9 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, premiums earned decreased by $14.0 million, or 9%, to $143.3 million from $157.3 million for the six months ended June 30, 2016. These decreases were the result of a targeted decline in new policies written to eliminate unprofitable business through store closures, rate increases and the tightening of underwriting standards. These actions resulted in a 23% decrease in our year-over-year policies in force which was partially offset by a 17% year-over-year increase in our average in-force premium that was driven by our recent rate actions. The estimated effective rate increase attained over the last twelve months was 12%.

Commission and Fee Income

Commission and fee income decreased by $2.4 million, or 12%, to $16.8 million for the three months ended June 30, 2017, from $19.2 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, commission and fee income decreased by $4.7 million, or 12%, to $34.1 million from $38.8 million for the six months ended June 30, 2016. This decrease was primarily the result of a decrease in monthly billing fees as a result of the previously-mentioned decline in the number of policies in force.

Investment Income

Investment income decreased to $1.1 million for the three months ended June 30, 2017 from $1.6 million for the three months ended June 30, 2016, and to $2.2 million for the six months ended June 30, 2017 from $2.6 million for the six months ended June 30, 2016.

FIRST ACCEPTANCE CORPORATION 10-Q

During the three months ended September 30, 2016, in order to increase the statutory capital and surplus of our insurance company subsidiaries by realizing gains on fixed maturities carried at amortized cost for statutory purposes, we sold $66.9 million of available-for-sale securities yielding 3.6% and reinvested the proceeds at 2.2%. As a result, our investment income from fixed maturities in subsequent periods has declined from the reduced yield in our fixed maturities portfolio. Recent results however have been favorable as a result of increased yields on cash and cash equivalents while returns from limited partnership investments, although favorable, have fluctuated from period-to-period.

At June 30, 2017 and 2016, the tax-equivalent book yields for our managed fixed maturities and cash equivalents portfolio were 2.0% and 2.1%, respectively, with effective durations of 2.33 and 2.71 years, respectively.

Net Realized Gains (Losses) on Investments, Available-for-sale

 Net realized gains (losses) on investments, available-for-sale during the three and six months ended June 30, 2016 included $147 thousand of charges related to other-than-temporary-impairment (“OTTI”) on a mutual fund and other net realized losses from redemptions. Other amounts recognized relate to gains and losses realized on redemptions.

Loss and Loss Adjustment Expenses

The loss ratio was 85.5% for the three months ended June 30, 2017, compared with 124.6% for the three months ended June 30, 2016. For the six months ended June 30, 2017, the loss ratio was 83.1% compared with 110.8% for the six months ended June 30, 2016. We experienced unfavorable development related to prior periods of $0.2 million for the three months ended June 30, 2017, and favorable development of $0.6 million for the six months ended June 30, 2017, compared with unfavorable development of $25.8 million and $31.0 million for the three and six months ended June 30, 2016.

The development for the three and six months ended June 30, 2017 was the net result of favorable LAE development related to bodily injury claims over multiple prior accident periods and unfavorable development on losses related to bodily injury severity related to the 2016 and 2017 accident years. The unfavorable development for the three and six months ended June 30, 2016 was the result of an increase in losses across all major coverages and over multiple prior accident periods. The primary causes of the unfavorable development were a sharp increase in bodily injury severity and a greater than usual amount of subsequent payments on previously closed claims.

Excluding the development related to prior periods, the loss ratio for the three months ended June 30, 2017 was 85.2% as compared with 81.4% for the preceding three months ended March 31, 2017. The primary causes for this higher loss ratio were increases in frequency across all major coverages and in bodily injury severity.

Excluding the development related to prior periods, the loss ratio for the six months ended June 30, 2017 was 83.5% as compared with 91.8% for the year ended December 31, 2016. We believe that this improvement in the loss ratio was the result of our aggressive rate and underwriting actions in addition to a moderate reduction in claims frequency.

Insurance Operating Expenses

Insurance operating expenses decreased 8% to $27.9 million for the three months ended June 30, 2017, from $30.3 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, insurance operating expenses decreased 7% to $56.0 million from $60.0 million for the six months ended June 30, 2016. These decreases in operating expenses were primarily due to the costs savings from the recent store closures, a reduction in advertising costs, and reduced variable expenses (e.g. underwriting reports and postage) as a result of the decline in new business written.

The expense ratio was 16.0% for the three months ended June 30, 2017, compared with 14.8% for the three months ended June 30, 2016. For the six months ended June 30, 2017, the expense ratio was 16.3% compared with 14.6% for the six months ended June 30, 2016. The year-over-year increases in the expense ratio were primarily due to the decrease in premiums earned which resulted in a higher percentage of fixed expenses and the previously-mentioned decline in commission and fee income.

Overall, the combined ratio decreased to 101.5% for the three months ended June 30, 2017 from 139.4% for the three months ended June 30, 2016. For the six months ended June 30, 2017, the combined ratio decreased to 99.4% from 125.4% for the six months ended June 30, 2016.

FIRST ACCEPTANCE CORPORATION 10-Q

(Benefit) Provision for Income Taxes

The benefit for income taxes was $0.6 million for the three months ended June 30, 2017, compared with $10.7 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, the provision for income taxes was $0.3 million compared with a benefit of $13.6 million for the six months ended June 30, 2016.

In assessing our ability to realize our deferred tax assets (“DTA”), both positive and negative evidence are used to evaluate the allowance. Although we incurred a 2016 pre-tax loss of $45.1 million which is a source of negative evidence, we placed greater weight on our outlook for future taxable income over the allowable time period for realization of the DTA and concluded that it is more likely than not that the remaining DTA will be realized. Regarding the length of time available to realize the DTA, at June 30, 2017, $23.8 million of the DTA related to net operating loss carryforwards do not expire until 2031 through 2036 and $2.0 million in AMT (“Alternative Minimum Tax”) carryforwards have no expiration date. The DTA valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the DTA will not be realized. In the event the DTA valuation allowance is increased, we would record an income tax expense for the adjustment. Likewise, we would record an income tax expense in the period in which any reduction in the corporate tax rate was enacted.

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the three months ended June 30, 2017, was $1.5 million, compared with a loss before income taxes of $0.2 million for the three months ended June 30, 2016. Loss before income taxes from real estate and corporate operations for the six months ended June 30, 2017, was $2.8 million, compared with a loss before income taxes of $1.5 million for the six months ended June 30, 2016. The three and six months ended June 30, 2016 include a $1.2 million gain on the sale of foreclosed real estate. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation, offset by investment income on corporate invested assets.

We incurred $1.1 million of interest expense for both the three months ended June 30, 2017 and 2016. For the six months ended June 30, 2017, interest expense increased to $2.2 million from $2.1 million for the six months ended June 30, 2016 as the result of an increase in LIBOR. Interest expense is from our debentures payable and the term loan from our principal stockholder to finance the July 1, 2015 Titan Agencies acquisition. For additional information, see “Liquidity and Capital Resources” in this report.

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash provided by operating activities for the six months ended June 30, 2017 was $4.5 million, compared with net cash provided by operating activities of $10.8 million for the same period in the prior year. This decrease was primarily the result of the recent reduction in new business written. Net cash provided by investing activities for the six months ended June 30, 2017 was $2.3 million, compared to $8.0 million for the same period in the prior year. This decrease was primarily the result of a greater amount of purchases of investments, available-for-sale and a reduction in the amount of capital expenditures in the current year.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures and term loan payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products and insurance policies on behalf of third-party carriers by our agency operations, including the 2015 Titan Agencies acquisition. During the six months ended June 30, 2017, the holding company contributed $4.0 million to the statutory capital and surplus of the insurance company subsidiaries from our insurance agency net income. At June 30, 2017, our holding company had $3.2 million available remaining in unrestricted cash and investments. These funds and the additional unrestricted cash from our agency operations will be used to pay our future cash requirements outside of the insurance company subsidiaries in the short-term and foreseeable future.

The holding company has debt service requirements related to the debentures payable and the term loan to a principal stockholder. The debentures are interest-only and mature in full in July 2037. The debentures accrue interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures for the six months ended June 30, 2017 ranged from 4.637% to 4.920%. In July 2017, the interest rate reset to 5.061% through October 2017. The term loan is interest-only and matures in full in June 2025. The interest rate on the term loan is 8%.

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At June 30, 2017, our insurance company subsidiaries could not pay any dividends due to a negative unassigned surplus position.

FIRST ACCEPTANCE CORPORATION 10-Q

We have three insurance company subsidiaries that are organized and domiciled under the insurance statutes of Texas, Georgia, and Tennessee. Our insurance company subsidiaries also operate under licenses issued by various state insurance authorities. Such licenses may be of perpetual duration or periodically renewable, provided we continue to meet applicable regulatory requirements.

The National Association of Insurance Commissioners (“NAIC”) Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. Failure to meet applicable risk-based capital requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Although statutory risk-based capital calculations are only made as of each December 31, we have estimated that the insurance company subsidiaries remain above the company action levels as of June 30, 2017. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratio for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus was 4.7-to-1 at June 30, 2017 which is in excess of the suggested guidelines.

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

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2017 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

FIRST ACCEPTANCE CORPORATION 10-Q

best or worst case scenarios. Variations in market interest rates could produce significant changes in the timing of repayments due to prepayment options available. For these and other reasons, actual results might differ from those reflected in the table.

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$104,736	$102,400	$100,059	$97,221	$95,380	$90,699

The following table provides information about our fixed maturity investments at June 30, 2017 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and any previously recognized impairment) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2017	$5,793	$5,629	$—	$11,422
2018	3,472	4,075	—	7,547
2019	3,985	7,075	—	11,060
2020	1,769	9,575	—	11,344
2021	4,126	12,939	—	17,065
Thereafter	6,961	34,099	—	41,060
Total	$26,106	$73,392	$—	$99,498
Fair value	$26,994	$73,065	$—	$100,059

On June 15, 2007, our wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I (“FAST I”), used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. FAST I is a variable interest entity that does not meet the requirements for consolidation of FASB ASC 810, Consolidation. The debentures are interest-only and mature in full in July 2037. The debentures accrue interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures for the six months ended June 30, 2017 ranged from 4.637% to 4.920%. In July 2017, the interest rate reset to 5.061% through October 2017.

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment, excluding U.S. government and agency securities, is in a single mutual fund with a fair value of $7.8 million, or 7% of our available-for-sale portfolio. Our five largest investments make up 25% of our available-for-sale portfolio.

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized statistical rating organizations at June 30, 2017 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$1,375	1%	$1,385	1%
AA+, AA, AA-	56,646	56%	55,975	56%
A+, A, A-	27,939	28%	27,236	27%
BBB+, BBB, BBB-	11,459	11%	11,289	11%
Total investment grade	97,419	97%	95,885	96%

Not rated	—	0%	—	0%

BB+, BB, BB-	500	0%	505	1%
B+, B, B-	547	1%	580	1%
CCC+, CCC, CCC-	938	1%	1,518	2%
CC+, CC, CC-	—	0%	—	0%
C+, C, C-	165	0%	512	1%
D	826	1%	1,059	1%
Total non-investment grade	2,976	3%	4,174	4%
Total	$100,395	100%	$100,059	100%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of June 30, 2017. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

FIRST ACCEPTANCE CORPORATION

Date: August 9, 2017	By:	/s/ Brent J. Gay
Brent J. Gay
Chief Financial Officer