Form 10-Q
period 2017-09-30
FIRST ACCEPTANCE CORP /DE/
filed 2017-11-07
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

At November 6, 2017, there were 41,199,854 shares outstanding of the registrant’s common stock, par value $0.01 per share.

FIRST ACCEPTANCE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Investments, available-for-sale at fair value (amortized cost of $132,417 and $117,902, respectively)	$133,448	$117,212
Cash, cash equivalents, and restricted cash	111,251	118,681
Premiums, fees, and commissions receivable, net of allowance of $459 and $279, respectively	78,409	66,393
Deferred tax assets, net	33,519	35,641
Other investments	10,486	9,994
Other assets	6,551	6,078
Property and equipment, net	3,131	4,213
Deferred acquisition costs	5,816	4,852
Goodwill	29,384	29,384
Identifiable intangible assets, net	7,052	7,626
TOTAL ASSETS	$419,047	$400,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$162,756	$161,079
Unearned premiums and fees	92,208	78,861
Debentures payable	40,336	40,302
Term loan from principal stockholder	29,799	29,779
Accrued expenses	5,711	7,089
Other liabilities	12,225	10,476
Total liabilities	343,035	327,586
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 41,200 and 41,160 issued and outstanding, respectively	412	412
Additional paid-in capital	457,986	457,750
Accumulated other comprehensive income, net of tax of $(321) and $(1,110), respectively	2,779	1,316
Accumulated deficit	(385,165)	(386,990)
Total stockholders’ equity	76,012	72,488
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$419,047	$400,074

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Premiums earned	$69,174	$76,740	$212,446	$233,997
Commission and fee income	15,551	19,291	49,603	58,055
Investment income	1,259	1,187	3,415	3,795
Gain on sale of foreclosed real estate	—	—	—	1,237
Net realized gains on investments, available-for-sale	—	4,897	—	4,733
	85,984	102,115	265,464	301,817
Costs and expenses:
Losses and loss adjustment expenses	53,077	71,079	172,163	245,262
Insurance operating expenses	27,326	28,940	83,261	88,901
Other operating expenses	284	369	822	932
Stock-based compensation	87	59	200	164
Depreciation	517	667	1,603	1,934
Amortization of identifiable intangibles assets	196	240	594	717
Interest expense	1,146	1,088	3,374	3,213
	82,633	102,442	262,017	341,123
Income (loss) before income taxes	3,351	(327)	3,447	(39,306)
Provision (benefit) for income taxes	1,353	6	1,622	(13,571)
Net income (loss)	$1,998	$(333)	$1,825	$(25,735)
Net income (loss) per share:
Basic	$0.05	$(0.01)	$0.04	$(0.63)
Diluted	$0.05	$(0.01)	$0.04	$(0.63)
Number of shares used to calculate net income (loss) per share:
Basic	41,200	41,096	41,174	41,074
Diluted	41,233	41,096	41,237	41,074
Reconciliation of net income (loss) to other comprehensive income (loss):
Net income (loss)	$1,998	$(333)	$1,825	$(25,735)
Net unrealized change in investments, net of tax of $132, $4, $789 and $1,621, respectively	305	7	1,463	3,009
Reclassification of net realized gains on investments, available-for-sale, included in net income (loss), net of tax of $(1,712) and $(1,661), respectively, in 2016	—	(3,180)	—	(3,084)
Comprehensive income (loss)	$2,303	$(3,506)	$3,288	$(25,810)

Detail of net realized gains on investments, available-for-sale:
Net realized gains on sales and redemptions	$—	$4,897	$—	$4,880
Other-than-temporary impairment charges	—	—	—	(147)
Net realized gains on investments, available-for-sale	$—	$4,897	$—	$4,733

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$1,825	$(25,735)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	1,603	1,934
Amortization of identifiable intangibles assets	594	717
Stock-based compensation	201	164
Deferred income taxes	1,329	(13,879)
Other-than-temporary impairment on investments, available-for-sale	—	147
Net realized losses on sales and redemptions of investments	—	(4,880)
Investment income from other investments	(413)	(408)
Gain on sale of foreclosed real estate, net	—	(1,237)
Other	23	170
Change in:
Premiums, fees, and commission receivable	(11,836)	(5,886)
Deferred acquisition costs	(964)	(241)
Loss and loss adjustment expense reserves	1,677	42,629
Unearned premiums and fees	13,347	6,394
Other liabilities	1,750	(4,960)
Other	(1,803)	(692)
Net cash provided by (used in) operating activities	7,333	(5,763)
Cash flows from investing activities:
Purchases of investments, available-for-sale	(26,770)	(62,950)
Maturities and redemptions of investments, available-for-sale	12,058	9,155
Sales of investments, available-for-sale	—	66,879
Purchases of other investments	(133)	(957)
Distributions from other investments	588	3,270
Net change in receivable/payable for securities	—	17,903
Capital expenditures	(521)	(1,523)
Proceeds from sale of foreclosed real estate, net	—	1,769
Acquisition of identifiable intangible assets	(20)	(40)
Net cash (used in) provided by investing activities	(14,798)	33,506
Cash flows from financing activities:
Net proceeds from issuance of common stock	35	41
Net cash provided by financing activities	35	41
Net change in cash, cash equivalents, and restricted cash	(7,430)	27,784
Cash, cash equivalents, and restricted cash, beginning of period	118,681	115,587
Cash, cash equivalents, and restricted cash, end of period	$111,251	$143,371

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

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consist of bank demand deposits and highly-liquid investments. All investments with maturities of three months or less at the date of purchase are considered cash equivalents. At September 30, 2017 and December 31, 2016, the Company had restricted cash equivalents of $17.3 million and $18.6 million, respectively.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Fair Value of Financial Instruments

The carrying values and fair values of certain financial instruments were as follows (in thousands).

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Investments, available-for-sale	$133,448	$133,448	$117,212	$117,212
Other investments	10,486	10,486	9,994	9,994
Liabilities:
Debentures payable	40,336	17,375	40,302	11,488
Term loan from principal stockholder	29,799	22,114	29,779	15,000

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

The following tables present the fair-value measurements for each major category of assets that are measured on a recurring basis (in thousands). Other investments in limited partnerships are carried at net asset value which approximates fair value.

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant	Proportionate
		Markets for	Observable	Unobservable	Share of
		Identical Assets	Inputs	Inputs	Net Assets
September 30, 2017	Total	(Level 1)	(Level 2)	(Level 3)	(NAV)
Fixed maturities, available-for-sale:
U.S. government and agencies	$19,495	$19,495	$—	$—	$—
Political subdivisions	4,172	—	4,172	—	—
Revenue and assessment	5,450	—	5,450	—	—
Corporate bonds	43,670	—	43,670	—	—
Collateralized mortgage obligations:
Agency backed	40,670	—	40,670	—	—
Non-agency backed – residential	2,713	—	2,713	—	—
Non-agency backed – commercial	1,181	—	1,181	—	—
Total fixed maturities, available-for-sale	117,351	19,495	97,856	—	—
Preferred stocks, available-for-sale	3,206	3,206	—	—	—
Mutual funds, available-for-sale	12,891	12,891	—	—	—
Total investments, available-for-sale	133,448	35,592	97,856	—	—
Other investments	10,486	—	—	5,470	5,016
Cash, cash equivalents, and restricted cash	111,251	111,251	—	—	—
Total	$255,185	$146,843	$97,856	$5,470	$5,016

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

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified security in the table above consists of an investment in the common stock of a real estate investment trust for which fair value has been determined using a model driven valuation that does not have observable market data. There were no transfers between Level 1 and Level 2 for the three and nine months ended September 30, 2017 and 2016. The Company’s policy is to recognize transfers between levels at the end of the reporting period based on specific identification. The Company has not made any adjustments to the prices obtained from the independent pricing sources.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table represents the quantitative disclosure for the asset classified as Level 3 during the nine months ended September 30, 2017 (in thousands).

Fair Value
Measurements Using
Significant Unobservable
Inputs (Level 3)

Common Stock
at Fair Value
Balance at December 31, 2016	$4,858
Gains included in net loss	—
Gains included in comprehensive income (loss)	535
Investments and capital calls	77
Distributions received	—
Transfers into and out of Level 3	—
Balance at September 30, 2017	$5,470

3. Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Cost	Gains	Losses	Value
U.S. government and agencies	$ 19,641	$ 88	$ (234)	$ 19,495
Political subdivisions	4,142	30	—	4,172
Revenue and assessment	5,252	198	—	5,450
Corporate bonds	44,612	70	(1,012)	43,670
Collateralized mortgage obligations:
Agency backed	41,127	98	(555)	40,670
Non-agency backed – residential	2,136	580	(3)	2,713
Non-agency backed – commercial	669	512	—	1,181
Total fixed maturities, available-for-sale	117,579	1,576	(1,804)	117,351
Preferred stocks, available-for-sale	3,025	249	(68)	3,206
Mutual funds, available-for-sale	11,813	1,078	—	12,891
	$ 132,417	$ 2,903	$ (1,872)	$ 133,448

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
U.S. government and agencies	$19,142	$112	$(303)	$18,951
Political subdivisions	4,233	—	(68)	4,165
Revenue and assessment	5,539	185	(41)	5,683
Corporate bonds	47,238	107	(1,805)	45,540
Collateralized mortgage obligations:
Agency backed	23,093	73	(744)	22,422
Non-agency backed – residential	2,411	529	(7)	2,933
Non-agency backed – commercial	1,408	487	—	1,895
Total fixed maturities, available-for-sale	103,064	1,493	(2,968)	101,589
Preferred stocks, available-for-sale	3,025	198	(111)	3,112
Mutual funds, available-for-sale	11,813	698	—	12,511
	$117,902	$2,389	$(3,079)	$117,212

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
September 30, 2017	Gains	Losses	Losses	Securities
One year or less	$1,571	$—	$—	$1,571
After one through five years	12,245	20,915	—	33,160
After five through ten years	2,841	27,431	—	30,272
After ten years	4,733	3,051	—	7,784
No single maturity date	14,099	30,465	—	44,564
	$35,489	$81,862	$—	$117,351

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than	Greater	Gross
	or equal to	than 12	Unrealized
At:	12 months	months	Gains
September 30, 2017	27	9	36
December 31, 2016	37	—	40

The following table reflects the fair value and gross unrealized losses of those fixed maturity securities in a continuous unrealized loss position for greater than 12 months at September 30, 2017. There were no securities meeting these criteria at December 31, 2016. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities).

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at September 30, 2017:	Securities	Value	Losses
Less than or equal to 10%	9	$19,013	$(764)
Greater than 10%	—	—	—
	9	$19,013	$(764)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at September 30, 2017:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$26,158	$(89)	$(89)	$—	$—
Six months	—	—	—	—	—
Nine months	—	—	—	—	—
Twelve months	38,301	(1,019)	(1,019)	—	—
Greater than twelve months	19,013	(764)	(764)	—	—
Total	$83,472	$(1,872)	$(1,872)	$—	$—

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at December 31, 2016:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$58,550	$(1,886)	$(1,461)	$(425)	$—
Six months	27,193	(1,186)	(232)	(954)	—
Nine months	152	—	—	—
Twelve months	105	(7)	—	(7)	—
Greater than twelve months	—	—	—	—	—
Total	$86,000	$(3,079)	$(1,693)	$(1,386)	$—

Other-Than-Temporary Impairment

For the nine months ended September 30, 2017, the Company did not recognize any OTTI charges in net income (loss).

The Company believes that the securities having unrealized losses at September 30, 2017 were not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

For the nine months ended September 30, 2016, the Company recognized OTTI charges in net income (loss) of $147 thousand related to one mutual fund.

Other Investments

Other investments consist of the common stock of a real estate investment trust and limited partnership interests in three funds that invest in (i) commercial real estate and secured commercial real estate loans acquired from financial intuitions, (ii) undervalued international publicly-traded equities and (iii) a pre-identified pool of select buyout private equity funds. These investments have redemption and transfer restrictions. The Company does not intend to sell these investments, and it is more likely than not that the Company will not be required to sell them before the expiration of such restrictions. At September 30, 2017, the Company had unfunded commitments to invest $2.5 million into two of these investments.

Restrictions

At September 30, 2017, fixed maturities and cash equivalents with a fair value and amortized cost of $6.4 million were on deposit with various insurance departments as a requirement of doing business in those states. Cash equivalents with a fair value and amortized cost of $17.3 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Fixed maturities, available-for-sale	$865	$971	$2,104	$2,922
Mutual funds, available-for-sale	166	153	486	519
Preferred stocks	45	—	134	—
Other investments	70	53	413	408
Cash and cash equivalents	222	—	598	—
Other	15	130	46	313
Investment expenses	(124)	(120)	(366)	(367)
	$1,259	$1,187	$3,415	$3,795

The components of net realized gains (losses) on investments, available-for-sale at fair value follow (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Gains	$(8)	$4,900	$—	$4,900
Losses	8	(3)	—	(20)
Other-than-temporary impairment	—	—	—	(147)
	$—	$4,897	$—	$4,733

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of other-than-temporary impairment (“OTTI”) is included in other comprehensive loss. The amounts of non-credit OTTI for securities still owned was $1.1 million at both September 30, 2017 and December 31, 2016.

4. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$1,998	$(333)	$1,825	$(25,735)
Weighted average common basic shares	41,200	41,096	41,174	41,074
Effect of dilutive securities	33	—	63	—
Weighted average common dilutive shares	41,233	41,096	41,237	41,074
Basic and diluted net income (loss) per share	$0.05	$(0.01)	$0.04	$(0.63)

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

For the three and nine months ended September 30, 2017, the computation of diluted net income per share included 576 restricted stock units having dilutive effects of 33 and 63 thousand shares, respectively. Options to purchase 120 thousand shares and 93 thousand restricted stock units were not included in the computation of diluted net income per share for these periods, since the exercise price of the stock options was in excess of the average stock price for this period and the inclusion of the restricted stock units would have been anti-dilutive.

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

5. Losses and Loss Adjustment Expenses Incurred and Paid

The Company underwrites primarily a single product in the form of a non-standard personal automobile policy. Although this product can vary in terms of its coverages (liability and physical damage), disaggregation by these coverages is not considered meaningful due to the relative immateriality of the physical damage component which is only approximately 6% of the ending liability for unpaid losses and LAE. Additionally, the amount of renters coverage sold as an optional product is likewise immaterial. Information regarding the reserve for unpaid losses and loss adjustment expenses (“LAE”) is as follows (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Liability for unpaid losses and LAE at beginning of period, gross	$162,232	$166,012	$161,079	$122,071
Reinsurance balances receivable	(794)	(674)	(769)	(464)
Liability for unpaid losses and LAE at beginning of period, net	161,438	165,338	160,310	121,607
Add: Provision for losses and LAE:
Current period	56,660	71,140	172,856	217,802
Prior periods	(3,583)	(61)	(693)	27,460
Net losses and LAE incurred	53,077	71,079	172,163	245,262
Less: Losses and LAE paid:
Current period	35,008	52,558	81,327	111,307
Prior periods	17,588	20,000	89,227	91,703
Net losses and LAE paid	52,596	72,558	170,554	203,010
Liability for unpaid losses and LAE at end of period, net	161,919	163,859	161,919	163,859
Reinsurance balances receivable	837	841	837	841
Liability for unpaid losses and LAE at end of period, gross	$162,756	$164,700	$162,756	$164,700

The development for the three months ended September 30, 2017 was the result of favorable LAE development on bodily injury claims primarily attributable to the late 2016 through 2017 accident periods and favorable development on losses primarily related to 2017 accident year property damage claims. The development for the nine months ended September 30, 2017 was the net result of favorable LAE development related to bodily injury claims over multiple prior accident periods, offset by unfavorable development on losses related to bodily injury severity over multiple prior accident periods.

The unfavorable development for the nine months ended September 30, 2016 was the result of increased losses primarily from the 2015 accident year across all major coverages. The most significant causes of the development were a greater than usual emergence of reported claims and higher bodily injury severity. The development for the three months ended September 30, 2016 was not material.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Federal:
Current	$60	$—	$90	$—
Deferred	1,021	(162)	1,250	(13,789)
	1,081	(162)	1,340	(13,789)
State:
Current	192	149	202	308
Deferred	80	19	80	(90)
	272	168	282	218
	$1,353	$6	$1,622	$(13,571)

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Provision (benefit) for income taxes at statutory rate	$1,172	$(115)	$1,206	$(13,758)
Tax effect of:
Tax-exempt investment income	(20)	(10)	(54)	(30)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to federal income taxes	(1)	(6)	(1)	51
Stock option expirations	—	12	229	29
State income taxes, net of federal income tax benefit and state valuation allowance	206	116	212	110
Other	(4)	9	30	27
	$1,353	$6	$1,622	$(13,571)

The Company had a deferred tax asset (“DTA”) valuation allowance of $1.7 million and $1.9 million at September 30, 2017 and December 31, 2016, respectively, attributable to certain amounts related to state taxes and OTTI that are more likely than not to be realized. In assessing the Company’s ability to realize the DTA, both positive and negative evidence are used to evaluate the allowance. Although the Company incurred a 2016 pre-tax loss of $45.1 million which is a source of negative evidence, it placed greater weight on its outlook for future taxable income over the allowable time period for realization of the DTA and concluded that it is more likely than not that the remaining DTA will be realized. Regarding the length of time available to realize the DTA, at September 30, 2017, $22.7 million of the DTA related to net operating loss carryforwards do not expire until 2031 through 2036 and $2.1 million in AMT (“Alternative Minimum Tax”) carryforwards have no expiration date. The DTA valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the DTA will not be realized. In the event the DTA valuation allowance is increased, the Company would record an income tax expense for the adjustment.

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

The following table presents selected financial data by business segment (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Insurance	$85,966	$102,099	$265,413	$300,533
Real estate and corporate	18	16	51	1,284
Consolidated total	$85,984	$102,115	$265,464	$301,817
Income (loss) before income taxes:
Insurance	$4,850	$1,173	$7,792	$(36,280)
Real estate and corporate	(1,499)	(1,500)	(4,345)	(3,026)
Consolidated total	$3,351	$(327)	$3,447	$(39,306)

	September 30,	December 31,
	2017	2016
Total assets:
Insurance	$375,206	$354,008
Real estate and corporate	43,841	46,066
Consolidated total	$419,047	$400,074

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

9. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” that will supersede virtually all revenue recognition guidance in GAAP and International Financial Reporting Standards (“IFRS”). This guidance had an effective date for public companies for annual and interim periods beginning after December 15, 2016, with early adoption not permitted. In July 2015, the FASB issued a one-year deferral of this effective date with the option for entities to early adopt at the original effective date. The standard is intended to increase comparability across industries and jurisdictions. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The new standard will not change accounting guidance for insurance contracts. However, the Company has revenue from non-insurance arrangements and various types of fee income related to its insurance contracts which fall under this guidance, as would the sale of the Company’s tract of land that is held for sale.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Approximately 15% of the Company’s total revenues are subject to the guidance in ASU No. 2014-09. Historically, approximately 55% of these revenues are in the form of commissions paid by third party insurance carriers which are earned upon the effective date of bound coverage, less an estimated allowance for return commissions based upon historical experience, since no significant performance obligation remains in these arrangements after coverage is bound and the control of the underlying insurance policy is transferred to the customer. Approximately 35% of these revenues are in the form of commissions paid by a third-party entity on the sales of ancillary insurance products that are earned on a pro-rata basis over the life of the underlying contracts, since the Company has a contractual performance obligation for these contracts. Approximately 10% of these revenues are derived from various fees related to insurance contracts that are recognized into income as the related services are performed and costs are incurred.

Based on our initial evaluation of this guidance, including contract reviews, the Company did not determine any impact to our consolidated financial statements. Management will finalize its evaluation of this guidance during the fourth quarter of 2017 and apply this new guidance as of January 1, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” which requires lessees to record most leases on their balance sheets as lease liabilities with corresponding right-of-use assets, but recognize expense in a manner similar to the current accounting treatment. The guidance is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in their financial statements. The Company’s lease arrangements fall under this guidance and will be required to be shown on its consolidated balance sheet. The Company is currently evaluating controls and processes to ensure this guidance is reflected properly on future consolidated financial statements and expects to adopt this guidance in its consolidated balance sheet as of March 31, 2019 along with a corresponding restatement of its consolidated balance sheet as of March 31, 2018, As detailed in Note 8 of the 2016 10-K, the undiscounted contractual cash payments remaining on leased properties was $16.8 million as of December 31, 2017.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In April 2016, the Company entered into standard agreements for treasury and investment custodial services with a bank in which our principal shareholder has a 15% indirect ownership interest. The fees under these agreements for the three and nine months ended September 30, 2017 were $43 thousand and $133 thousand, respectively, and $47 thousand for the three months ended September 30, 2016.

11. Current Liquidity and Statutory Capital and Surplus

The Company has $70.0 million in long-term borrowings of which $40.0 million matures in 2037 and $30.0 million matures in 2025. As of September 30, 2017, the Company was in compliance with the covenants related to these borrowings. Such borrowings are not obligations of the Company’s regulated insurance company subsidiaries who at September 30, 2017 had combined statutory capital and surplus of $62.3 million. The Company believes that it has sufficient liquidity to meet its current obligations in the foreseeable future, including the payment of interest on its long-term borrowings which it currently funds through the cash flows of its agency operations which are generated outside the Company’s regulated insurance company subsidiaries and are not subject to any limitation on the payment of dividends to the holding company.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The National Association of Insurance Commissioners (“NAIC”) Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. Failure to meet applicable risk-based capital requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision, or even liquidation. Although statutory risk-based capital calculations are only made as of each December 31, the Company estimated that the three insurance company subsidiaries are above the regulatory company action levels as of September 30, 2017. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratio for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus was 4.6-to-1 at September 30, 2017 which is in excess of the suggested guidelines. Since August 2016, management has operated under a business plan to reduce premium writings and increase statutory capital and surplus to address the net premiums written to statutory capital and surplus guidelines.

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

New York Stock Exchange Listing

Our common stock is listed on the New York Stock Exchange (the “NYSE”).  On August 17, 2017, we received notice from the NYSE that we were not in compliance with the NYSE’s continued listing standards set forth in the NYSE Listed Company Manual, which require the average closing price of our common stock to be at least $1.00 per share over a consecutive 30 trading-day period. On October 2, 2017, we received notice from the NYSE that the 30 trading-day average closing price of our common stock was now above $1.00 per share and that we were once again in compliance with this listing standard. We expect that our common stock will continue to be listed on the NYSE, subject to our continued compliance with all of the NYSE’s continued listing standards.

FIRST ACCEPTANCE CORPORATION 10-Q

Possible Federal Tax Reform

As outlined in the draft tax reform bill currently being reviewed by Congress, the Company would be impacted by the proposed reduction in the corporate income tax rate from 35% to 20%. While the Company’s future income tax expense would decrease as a result of a lower tax rate, the deferred tax asset currently on the consolidated balance sheet was determined using the current corporate income tax rate of 35%. However, should the corporate income tax rate be reduced to 20%, the current deferred tax asset would be reduced by $13.4 million which would be charged against net income in the period that includes the enactment date.

General

We are principally a retailer, servicer and underwriter of non-standard personal automobile insurance. Non-standard personal automobile insurance is made available to individuals because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, and failure in the past to maintain continuous insurance coverage, driving record and/or vehicle type. At September 30, 2017, we also owned a tract of land in San Antonio, Texas that is held for sale.

At September 30, 2017, we leased and operated 350 retail locations (or “stores”) and a call center staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary insurance product providing personal property and liability coverage for renters underwritten by us. In addition, retail locations in some markets offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers for which we receive a commission.

Our insurance operations actively generate revenue from selling non-standard personal automobile insurance products and related products in 16 states. In December 2016, we closed all our retail locations and ceased writing new business in the state of Missouri. As a result, we currently conduct our servicing and underwriting operations in 13 states and are licensed as an insurer in 13 additional states. After obtaining a license in California, we began selling our non-standard personal automobile insurance product in late June 2016 on a limited basis.

The majority of our 350 stores primarily sell non-standard personal automobile insurance products underwritten by us. The other retail locations primarily offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers for which we receive a commission.

See the discussion in Item 1. “Business—General” in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information with respect to our business.

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business. Since December 31, 2015, 94 locations were closed which included 53 that were part of our recent actions to improve profitability, 24 in the Chicago-area whose leases expired in January 2016, and 17 others closed in the normal course of business. During the nine months ended September 30, 2016, four new locations were strategically-placed to replace and consolidate the closed Chicago-area locations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Retail locations – beginning of period	354	409	355	440
Opened	—	—	—	4
Closed	(4)	(40)	(5)	(75)
Retail locations – end of period	350	369	350	369

FIRST ACCEPTANCE CORPORATION 10-Q

The following table shows the number of our retail locations by state.

	September 30,		December 31,
	2017	2016	2016	2015
Alabama	23	23	23	24
Arizona	10	10	10	10
California	46	47	47	48
Florida	34	34	34	39
Georgia	49	53	50	60
Illinois	37	39	39	61
Indiana	16	16	16	17
Mississippi	6	6	6	7
Missouri	—	6	—	9
Nevada	4	4	4	4
New Mexico	5	5	5	5
Ohio	27	27	27	27
Pennsylvania	11	11	11	14
South Carolina	15	20	15	24
Tennessee	22	23	23	23
Texas	45	45	45	68
Total	350	369	355	440

In response to consumer demand to purchase personal automobile insurance over the phone and through the internet, we offer customers the choice to purchase a policy through an employee-agent in our call center or via our www.acceptance.com website and mobile platform. As of September 30, 2017, approximately 14% of our policies in force were sold through a non-retail sales channel.

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

At September 30, 2017, these actions have resulted in a 27% decrease in our policies in force since June 30, 2016, which has been partially offset by a 16% increase in our average in-force premium over this period. This premium increase was driven by an effective rate increase of 14% attained over the last eighteen months. We believe that our underwriting actions have contributed to a reduction of incoming claim volume across all coverages.

Aggressive actions have been taken in our claims-handling operations. In October 2016, we hired a new Senior Vice President and restructured claims management to include three additional functional Vice President positions. This structure makes optimal use of departmental availability and experience through redesigned workflows and increases accountability through recurring quality assurance review programs. A text message status process now allows insureds and claimants to receive updates during the life cycle of their claim. Along with proper staffing and increased focus on training, these efforts are helping reduce pending claims to targeted levels.

Collectively, we believe that these actions have contributed to the improved loss ratio for the current 2017 accident period, exclusive of the impact of the recent hurricanes.

As our business has stabilized, we have developed a long-term strategic plan with the goal of fully capitalizing on the strengths of our business model going forward. While our immediate objectives were returning to profitability and building team member morale, in the longer term we look to capitalize on our key internal capabilities and manage external risks. In this regard, we are evaluating the strengths of our agency model (i.e. retail locations, employee-agents, carrier relationships, technology and support staff) across our footprint so that we can deploy our capital and surplus wherever it will generate the highest return. This process may result in expanding the use of additional third party insurance products in selected markets.

FIRST ACCEPTANCE CORPORATION 10-Q

Consolidated Results of Operations

Overview

Our insurance operations actively generate revenues from selling non-standard personal automobile insurance products and related products in 16 states. We currently conduct our servicing and underwriting operations in 13 states through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. (In December 2016, we closed all our retail locations and ceased writing new business in the state of Missouri.) Our insurance revenues were primarily generated from:

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

The following table presents gross premiums earned by state (in thousands). The effect of a 19% decrease in our year-over-year policies in force offset by a 9% year-over-year increase in our average in-force premium, resulted in net premiums earned for the three and nine months ended September 30, 2017 decreasing by 9% compared with the same period in the prior year.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Gross premiums earned:
Georgia	$ 16,839	$ 16,344	$ 50,502	$ 47,672
Florida	10,021	11,524	31,033	35,309
Alabama	8,313	7,143	24,209	21,193
Texas	7,564	10,402	24,360	32,285
Ohio	6,852	7,568	21,864	23,258
Tennessee	5,260	4,842	15,283	14,830
South Carolina	4,727	6,718	14,958	20,664
Illinois	3,290	4,982	11,365	16,238
Indiana	2,377	2,322	7,187	6,994
Pennsylvania	2,332	2,406	6,978	7,399
Mississippi	1,096	965	3,174	3,003
California	496	99	1,230	99
Virginia	82	235	288	700
Missouri	38	1,307	340	4,693
Total gross premiums earned	69,287	76,857	212,771	234,337
Premiums ceded to reinsurer	(113)	(117)	(325)	(340)
Total net premiums earned	$ 69,174	$ 76,740	$ 212,446	$ 233,997

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

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents the loss, expense, and combined ratios for our insurance operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Loss	76.7%	92.6%	81.0%	104.8%
Expense	18.1%	13.8%	16.9%	14.3%
Combined	94.8%	106.4%	97.9%	119.1%

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

The value of our consolidated available-for-sale investment portfolio was $133.4 million at September 30, 2017 and consisted of fixed maturity securities, preferred stocks, and investments in mutual funds, all carried at fair value with unrealized gains and losses reported in a separate component of stockholders’ equity. At September 30, 2017, we had gross unrealized gains of $2.9 million and gross unrealized losses of $1.9 million in our consolidated investments available-for-sale portfolio.

The value of our other investments was $10.5 million at September 30, 2017 and consisted of limited partnership interests carried at net asset value, which approximates fair value, with unrealized gains and losses reported as investment income, and a privately-held real estate investment trust (“REIT”) carried at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. At September 30, 2017, we had gross unrealized gains attributable to the REIT of $1.4 million in our consolidated other investments.

At September 30, 2017, 97% of the fair value of our fixed maturity portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high-quality investment portfolio is more likely to generate a stable and predictable investment return.

FIRST ACCEPTANCE CORPORATION 10-Q

The following table summarizes our investment securities at September 30, 2017 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Cost	Gains	Losses	Value
U.S. government and agencies	$19,641	$88	$(234)	$19,495
Political subdivisions	4,142	30	—	4,172
Revenue and assessment	5,252	198	—	5,450
Corporate bonds	44,612	70	(1,012)	43,670
Collateralized mortgage obligations:
Agency backed	41,127	98	(555)	40,670
Non-agency backed – residential	2,136	580	(3)	2,713
Non-agency backed – commercial	669	512	—	1,181
Total fixed maturities, available-for-sale	117,579	1,576	(1,804)	117,351
Preferred stocks, available-for-sale	3,025	249	(68)	3,206
Mutual funds, available-for-sale	11,813	1,078	—	12,891
	$132,417	$2,903	$(1,872)	$133,448

FIRST ACCEPTANCE CORPORATION 10-Q

Three and Nine Months Ended September 30, 2017 Compared with the Three and Nine Months Ended September 30, 2016

Consolidated Results

Revenues for the three months ended September 30, 2017 decreased 16% to $86.0 million from $102.1 million in the same period in the prior year. Income before income taxes, for the three months ended September 30, 2017 was $3.4 million, compared with a loss before income taxes of $0.3 million for the three months ended September 30, 2016. Net income for the three months ended September 30, 2017 was $2.0 million, compared with a net loss of $0.3 million for the three months ended September 30, 2016. Basic and diluted net income per share were $0.05 for the three months ended September 30, 2017, compared with a basic and diluted net loss per share of $0.01 for the same period in the prior year.

For the three months ended September 30, 2017 and 2016, we recognized $3.6 million and $0.1 million, respectively, of favorable prior period loss and LAE development.

Revenues for the nine months ended September 30, 2017 decreased 12% to $265.5 million from $301.8 million in the same period in the prior year. Income before income taxes, for the nine months ended September 30, 2017 was $3.4 million, compared with a loss before income taxes of $39.3 million for the nine months ended September 30, 2016. Net income for the nine months ended September 30, 2017 was $1.8 million, compared with a net loss of $25.7 million for the nine months ended September 30, 2016. Basic and diluted net income per share were $0.04 for the nine months ended September 30, 2017, compared with a basic and diluted net loss per share of $0.63 for the same period in the prior year.

For the nine months ended September 30, 2017, we recognized $0.7 million of favorable prior period loss and LAE development, and for the nine months ended September 30, 2016, we recognized $27.5 million of unfavorable prior period loss and LAE development.

The three and nine months ended September 30, 2017 also included approximately $2.4 million in loss and LAE related to Hurricanes Harvey and Irma.

Insurance Operations

Revenues from insurance operations were $86.0 million for the three months ended September 30, 2017, compared with $102.1 million for the three months ended September 30, 2016. Revenues from insurance operations were $265.4 million for nine months ended September 30, 2017, compared with $300.5 million for the nine months ended September 30, 2016.

Income before income taxes from insurance operations for the three months ended September 30, 2017 was $4.9 million, compared with income before income taxes of $1.2 million for the three months ended September 30, 2016. Income before income taxes from insurance operations for the nine months ended September 30, 2017 was $7.8 million, compared with a loss before income taxes from insurance operations of $36.3 million for the nine months ended September 30, 2016.

Premiums Earned

Premiums earned decreased by $7.5 million, or 10%, to $69.2 million for the three months ended September 30, 2017, from $76.7 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, premiums earned decreased by $21.6 million, or 9%, to $212.4 million from $234.0 million for the nine months ended September 30, 2016. These decreases were the result of a targeted decline in new policies written through the closing of 53 poorly performing stores, increasing rates and the tightening of underwriting standards. These actions resulted in a 19% decrease in our year-over-year policies in force which was partially offset by a 9% year-over-year increase in our average in-force premium that was driven by our recent rate actions. The estimated effective rate increase attained over the last twelve months was 5%. Additionally, premiums earned for the three months ended September 30, 2017 were slightly impacted by temporary store closures in Texas, Florida, Georgia and South Carolina as a result of the recent hurricanes.

Commission and Fee Income

Commission and fee income decreased by $3.7 million, or 19%, to $15.6 million for the three months ended September 30, 2017, from $19.3 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, commission and fee income decreased by $8.5 million, or 14%, to $49.6 million from $58.1 million for the nine months ended September 30, 2016. This decrease was primarily the result of a decrease in monthly billing fees as a result of the previously-mentioned decline in the number of policies in force. Additionally, we earned less commission as a result of a decline in the renewals of automobile insurance policies sold in California on behalf of third-party carriers.

FIRST ACCEPTANCE CORPORATION 10-Q

Investment Income

Investment income increased to $1.3 million for the three months ended September 30, 2017 from $1.2 million for the three months ended September 30, 2016, and decreased to $3.4 million for the nine months ended September 30, 2017 from $3.8 million for the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, in order to increase the statutory capital and surplus of our insurance company subsidiaries by realizing gains on fixed maturities carried at amortized cost for statutory purposes, we sold $66.9 million of available-for-sale securities yielding 3.6% and reinvested the proceeds at 2.2%. As a result, our investment income from fixed maturities in subsequent periods has declined from the reduced yield in our fixed maturities portfolio. Recent results however have been favorable as a result of increased yields on cash and cash equivalents while returns from limited partnership investments, although favorable, have fluctuated from period-to-period.

At September 30, 2017 and 2016, the tax-equivalent book yields for our managed fixed maturities and cash equivalents portfolio were 1.9% and 1.6%, respectively, with effective durations of 2.59 and 2.62 years, respectively.

Net Realized Gains on Investments, Available-for-sale

Net realized gains on investments, available-for-sale during the three and nine months ended September 30, 2016 included $4.9 million from the previously mentioned sale of fixed maturities and the nine months ended September 30, 2016 included $147 thousand of charges related to other-than-temporary-impairment (“OTTI”) on a mutual fund.

Loss and Loss Adjustment Expenses

The loss ratio was 76.7% for the three months ended September 30, 2017 compared with 92.6% for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the loss ratio was 81.0% compared with 104.8% for the nine months ended September 30, 2016. We experienced favorable development related to prior periods of $3.6 million and $0.7 million for the three and nine months ended September 30, 2017, respectively, compared with favorable development of $0.1 million and unfavorable development of $27.5 million for the three and nine months ended September 30, 2016, respectively.

The development for the three months ended September 30, 2017 was the result of favorable LAE development on bodily injury claims primarily attributable to the late 2016 and 2017 accident periods and favorable development on losses related primarily to 2017 accident year property damage claims. The development for the nine months ended September 30, 2017 was the net result of favorable LAE development related to bodily injury claims over multiple prior accident periods, offset by unfavorable development on losses related to bodily injury severity over multiple prior accident periods.

The unfavorable development for the nine months ended September 30, 2016 was the result of increased losses primarily from the 2015 accident year across all major coverages. The most significant causes of the development were a greater than usual emergence of reported claims and higher bodily injury severity. The development for the three months ended September 30, 2016 was not material.

During the third quarter of 2017, Hurricane Harvey impacted Texas and Hurricane Irma impacted Florida before making landfall in Georgia and South Carolina. We received over 700 claims related to Hurricanes Harvey and Irma and incurred approximately $2.4 million in losses and LAE during the third quarter of 2017 from these events. Subsequent to third quarter of 2017, Hurricane Nate impacted the southeastern United States, and California was affected by wildfires. Other than an incidental store closure in California as a result of the wildfires, the impact of claims is not expected to be significant.

Excluding the development related to prior periods and the impact of the hurricanes, the loss ratio for the three months ended September 30, 2017 was 78.4% as compared with 85.2% for the preceding three months ended June 30, 2017. Excluding the development related to prior periods and the impact of the hurricanes, the loss ratio for the nine months ended September 30, 2017 was 80.2% as compared with 91.8% for the year ended December 31, 2016. We believe that these improvements in the loss ratio were the result of our aggressive rate and underwriting actions in addition to a moderate reduction in claims frequency.

Insurance Operating Expenses

Insurance operating expenses decreased 6% to $27.3 million for the three months ended September 30, 2017, from $28.9 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, insurance operating expenses decreased 6.3% to $83.3 million from $88.9 million for the nine months ended September 30, 2016. These decreases in operating expenses were primarily due to the costs savings from the recent store closures, a reduction in advertising costs, and reduced variable expenses (e.g. underwriting reports and postage) as a result of the decline in new business written.

FIRST ACCEPTANCE CORPORATION 10-Q

The expense ratio was 18.1% for the three months ended September 30, 2017, compared with 13.8% for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the expense ratio was 16.9% compared with 14.3% for the nine months ended September 30, 2016. The year-over-year increases in the expense ratio were primarily due to the decrease in premiums earned which resulted in a higher percentage of fixed expenses and the previously-mentioned decline in commission and fee income, which is a component of the expense ratio.

Overall, the combined ratio decreased to 94.8% for the three months ended September 30, 2017 from 106.4% for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the combined ratio decreased to 97.9% from 119.1% for the nine months ended September 30, 2016.

Provision (Benefit) for Income Taxes

The provision for income taxes was $1.4 million for the three months ended September 30, 2017, compared with $6.0 thousand for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the provision for income taxes was $1.6 million compared with a benefit of $13.6 million for the nine months ended September 30, 2016.

In assessing our ability to realize our deferred tax assets (“DTA”), both positive and negative evidence are used to evaluate the allowance. Although we incurred a 2016 pre-tax loss of $45.1 million which is a source of negative evidence, we placed greater weight on our outlook for future taxable income over the allowable time period for realization of the DTA and concluded that it is more likely than not, that the remaining DTA will be realized. Regarding the length of time available to realize the DTA, at September 30, 2017, $22.7 million of the DTA related to net operating loss carryforwards do not expire until 2031 through 2036 and $2.1 million in AMT (“Alternative Minimum Tax”) carryforwards have no expiration date. The DTA valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the DTA will not be realized. In the event the DTA valuation allowance is increased, we would record an income tax expense for the adjustment. Likewise, we would record an income tax expense in the period in which any reduction in the corporate tax rate was enacted.

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations was $1.5 million for both the three months ended September 30, 2017 and 2016. Loss before income taxes from real estate and corporate operations for the three months ended September 30, 2017, was $4.3 million, compared with a loss before income taxes of $3.0 million for the three months ended September 30, 2016. The nine months ended September 30, 2016 include a $1.2 million gain on the sale of foreclosed real estate. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation, offset by investment income on corporate invested assets.

We incurred $1.1 million of interest expense for both the three months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017, interest expense increased to $3.4 million from $3.2 million for the nine months ended September 30, 2016 as the result of an increase in LIBOR. Interest expense is from our debentures payable and the term loan from our principal stockholder to finance the July 1, 2015 Titan Agencies acquisition. For additional information, see “Liquidity and Capital Resources” in this report.

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash provided by operating activities for the nine months ended September 30, 2017 was $7.3 million, compared with net cash used in operating activities of $5.8 million for the same period in the prior year. This increase was primarily the result of the Company’s improved loss and LAE ratio. Net cash used in investing activities for the nine months ended September 30, 2017 was $14.8 million, compared to net cash provided by investing activities of $33.5 million for the same period in the prior year. These cash flows were the result of the purchase and sale activity related to investments, available-for-sale.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures and term loan payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products and insurance policies on behalf of third-party carriers by our agency operations, including the 2015 Titan Agencies acquisition. During the nine months ended September 30, 2017, the holding company contributed $4.0 million to the statutory capital and surplus of the insurance company subsidiaries from our insurance agency net income. At September 30, 2017, our holding company had $2.7 million available remaining in unrestricted cash and investments. These funds and the additional unrestricted cash from our agency

FIRST ACCEPTANCE CORPORATION 10-Q

operations will be used to pay our future cash requirements outside of the insurance company subsidiaries in the short-term and foreseeable future.

The holding company has debt service requirements related to the debentures payable and the term loan to a principal stockholder. The debentures are interest-only and mature in full in July 2037. The debentures accrue interest at a variable rate equal to three-month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures for the nine months ended September 30, 2017 ranged from 4.637% to 5.061%. In October 2017, the interest rate reset to 5.128% through January 2018. The term loan is interest-only and matures in full in June 2025. The interest rate on the term loan is 8%.

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At September 30, 2017, our insurance company subsidiaries could not pay any dividends due to a negative unassigned surplus position.

We have three insurance company subsidiaries that are organized and domiciled under the insurance statutes of Texas, Georgia, and Tennessee. Our insurance company subsidiaries also operate under licenses issued by various state insurance authorities. Such licenses may be of perpetual duration or periodically renewable, provided we continue to meet applicable regulatory requirements.

The National Association of Insurance Commissioners (“NAIC”) Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. Failure to meet applicable risk-based capital requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Although statutory risk-based capital calculations are only made as of each December 31, we have estimated that the insurance company subsidiaries remain above the company action levels as of September 30, 2017. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratio for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus was 4.6-to-1 at September 30, 2017 which is in excess of the suggested guidelines.

Since August 2016, management has operated under a business plan to reduce premium writings and increase statutory capital and surplus to address the net premiums written to statutory capital and surplus guidelines. We believe that existing cash and investment balances, when combined with anticipated cash flows as noted above, will be adequate to meet our expected liquidity needs, for both the holding company and our insurance company subsidiaries, in both the short-term and the foreseeable future.

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

Critical Accounting Estimates

There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2017 compared with those disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturity portfolio	$122,637	$119,995	$117,351	$114,706	$112,061	$106,772

The following table provides information about our fixed maturity investments at September 30, 2017 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and any previously recognized impairment) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2017	$4,906	$1,543	$—	$6,449
2018	5,573	6,122	—	11,695
2019	6,058	12,122	—	18,180
2020	3,855	11,636	—	15,491
2021	6,218	15,059	—	21,277
Thereafter	7,756	35,305	—	43,061
Total	$34,366	$81,787	$—	$116,153
Fair value	$35,489	$81,862	$—	$117,351

On June 15, 2007, our wholly-owned unconsolidated trust entity, First Acceptance Statutory Trust I (“FAST I”), used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. FAST I is a variable interest entity that does not meet the requirements for consolidation of FASB ASC 810, Consolidation. The debentures are interest-only and mature in full in July 2037. The debentures accrue interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures for the nine months ended September 30, 2017 ranged from 4.637% to 5.061%. In October 2017, the interest rate reset to 5.128% through January 2018.

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest investment, excluding U.S. government and agency securities, is in a single mutual fund with a fair value of $7.9 million, or 6% of our available-for-sale portfolio. Our five largest investments make up 29% of our available-for-sale portfolio.

FIRST ACCEPTANCE CORPORATION 10-Q

The following table presents the underlying ratings of our fixed maturity portfolio by nationally recognized statistical rating organizations at September 30, 2017 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$1,375	1%	$1,385	1%
AA+, AA, AA-	75,591	64%	75,028	64%
A+, A, A-	20,225	17%	19,708	17%
BBB+, BBB, BBB-	17,582	15%	17,335	15%
Total investment grade	114,773	97%	113,456	97%

Not rated	—	0%	—	0%

BB+, BB, BB-	741	1%	758	1%
B+, B, B-	285	0%	301	0%
CCC+, CCC, CCC-	805	1%	1,296	1%
CC+, CC, CC-	—	0%	—	0%
C+, C, C-	166	0%	515	0%
D	809	1%	1,025	1%
Total non-investment grade	2,806	3%	3,895	3%
Total	$117,579	100%	$117,351	100%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of September 30, 2017. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

FIRST ACCEPTANCE CORPORATION

Date: November 7, 2017	By:	/s/ Brent J. Gay
Brent J. Gay
Chief Financial Officer