Form 10-K
period 2017-12-31
FIRST ACCEPTANCE CORP /DE/
filed 2018-03-06
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on June 30, 2017, was $17,613,488. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates of the registrant. As of March 6, 2018, there were 41,234,729 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2017 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

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

General

First Acceptance Corporation (the “Company,” “we” or “us”) is principally a retailer, servicer and underwriter of non-standard personal automobile insurance based in Nashville, Tennessee. Our insurance operations generate revenue from selling non-standard personal automobile insurance products and related products in 16 states. We currently conduct our insurance servicing and underwriting operations in 13 states and operate only as an insurance agency in three states. We are also licensed as an insurance company in 13 states where we do not conduct any business. We own and operate three insurance company subsidiaries: First Acceptance Insurance Company, Inc. (“FAIC”), First Acceptance Insurance Company of Georgia, Inc. (“FAIC-GA”) and First Acceptance Insurance Company of Tennessee, Inc. (“FAIC-TN”). Non-standard personal automobile insurance is sought after by individuals because of their inability or unwillingness to obtain standard insurance coverage due to various factors, including payment history, payment preference, failure in the past to maintain continuous insurance coverage or driving record and/or vehicle type. At December 31, 2017, we leased and operated 350 retail locations and a call center staffed with employee-agents. Our employee-agents primarily sell non-standard personal automobile insurance products underwritten by us and through third-party carriers for which we receive a commission. We also offer a variety of additional commissionable products, and, in most states, our employee-agents also sell an insurance product providing personal property and liability coverage for renters that is underwritten by us. In addition to our retail locations, we are able to complete the entire sales process over the phone via our call center or through the internet via our consumer-based website or mobile platform. On a limited basis, we also sell our products through selected retail locations operated by independent agents.

Personal Automobile Insurance Market

Personal automobile insurance is the largest line of property and casualty insurance in the United States with, according to A.M. Best, an estimated market size of over $200 billion in premiums earned based on the most recent market data available. Personal automobile insurance provides drivers with coverage for liability to others for bodily injury and property damage and for physical damage to the driver’s vehicle from collision and other perils. Some states require personal injury protection (“PIP or “no-fault”) which covers a driver for their own medical expenses and other damages, regardless of who was at fault in a covered accident.

The market for personal automobile insurance is generally divided into three product segments: non-standard, standard and preferred. We believe that the premiums earned in the non-standard automobile insurance market segment in the United States represent between 15% and 25% of the total personal automobile insurance market.

Tax Reform Legislation

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act makes broad changes to U.S. federal tax law including but not limited to a reduction in the federal corporate tax rate from 35% to 21%, and temporary differences related to the computation of tax loss and loss adjustment expense reserves and limitations on the interest expense deduction.

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of the Act for the reporting period of enactment. SAB 118 allows the Company to provide a provisional estimate of the impacts of the Act during a measurement period similar to the measurement period used when accounting for business combinations. Adjustments to provisional estimates and additional impacts from Tax Reform must be recorded as they are identified during the measurement period as provided for in SAB 118.

At December 31, 2017, we have made an estimate of the effects on our existing deferred tax balances and recognized a provisional amount of $12.5 million which is included as a component of the provision for income taxes. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 21% for federal purposes. However, we are still analyzing certain aspects of the Act and refining our calculations which could potentially affect the measurement of these balances as permitted under SAB 118.

FIRST ACCEPTANCE CORPORATION 10-K

Claims Frequency

Recent data has shown that miles driven across the United States has risen over the past several years. The following chart from the U.S. Federal Highway Administration shows how miles driven have increased from 2012 through October 2017.

Industry claim frequency has historically correlated closely with increases and decreases in miles driven.  Miles driven have risen over the past several years as the economy has improved and gas prices have remained low.  We believe this is a large contributing factor to the increased frequency we experienced in 2015 and 2016. While miles driven continued to increase throughout 2017, the rate of increase moderated, and as a result, claims frequency has leveled off.

In addition, distracted driving as a cause of automobile claims has increased as the use of smartphones has become more commonplace. The National Safety Council estimated that motor-vehicle deaths in 2016 were a 14% increase over 2014 – the most dramatic two-year escalation in over 50 years. They cited human behavioral factors as some of the biggest hazards on the road. Distracted driving topped their list as one of the most dangerous factors on the roads today—especially when combined with high traffic congestion.

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

Our Business

As an insurance company, we are a vertically integrated business that acts as the agency, servicer and underwriter of non-standard personal automobile insurance and other ancillary products. We believe this business model allows us to identify and satisfy the needs of our target customers and eliminates many of the inefficiencies associated with a non-integrated automobile insurance model. Our retail locations and call center are staffed with employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us, as well as additional commissionable products. This vertical integration, combined with our convenient sales channels, enables us to control the point of sale and to retain significant revenue that would otherwise be lost in a non-integrated insurance business model.

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

However, in response to the increasing consumer demand to purchase personal automobile insurance over the phone and through the internet, we offer customers the ability to purchase a policy through an employee-agent in our call center or via our www.acceptance.com website and mobile platform. As of December 31, 2017, approximately 15% of our policies-in-force were sold through a non-retail sales channel.

In certain markets, our retail stores operate solely as insurance agencies where we earn commissions and fee income writing primarily non-standard automobile insurance policies on behalf of third-party insurance carriers. While this practice was once limited to the 82 former Titan Insurance retail locations acquired in 2015, we are expanding the use of third-party carriers in other selected markets across our footprint. The use of a “hybrid” model in which our stores write both our insurance policies and third-party polices, allows us to capitalize on the strengths of our agency model (i.e. retail locations, employee-agents, carrier relationships, technology and support staff) in situations where a third-party insurance policy may be better suited for our customer. Likewise, this practice will allow us to deploy our limited statutory capital and surplus where it will generate the highest return.  In doing so, we also began to expand the offerings in our stores of additional commissionable products written through other carriers for non-personal automobile coverages, including homeowners, renters, motorcycle life and commercial automobile.

Our Products

Our core business involves issuing automobile insurance policies categorized as “non-standard” to individuals based primarily on their inability or unwillingness to obtain insurance coverage from standard carriers due to various factors, including their payment history or need for monthly payment plans, failure to maintain continuous insurance coverage or driving record. We believe that a majority of our customers seek our non-standard insurance due to our flexible payment terms and positive customer service experience, including dependable and direct interaction through our retail locations. These policies are written both through our insurance companies and third-party carriers. We also offer and underwrite through our insurance companies, a policy for renters that provides contents and liability coverage to those of our customers who are renters.

Through third-party carriers, we also offer our customers optional products that provide additional reimbursements and benefits in the event of an automobile accident. These products generally provide reimbursements for medical expenses and hospital stays as a result of injuries sustained in an automobile accident, automobile towing and rental, and ambulance services.  We also offer products through third-party carriers for homeowners, renters, motorcycle, life and commercial automobile.

Marketing

Our marketing strategy is based on creating top-of-mind brand recognition of our full suite of product offerings and encouraging prospective customers to purchase insurance by either visiting one of our retail locations or utilizing our phone or internet channels to bind a policy (“Call, click or come in.”). Our current advertising strategy is focused mainly on digital and social media channels, and incorporating strategic offline activities, such as community events, direct mail, outdoor and radio into this strategy.

FIRST ACCEPTANCE CORPORATION 10-K

Distribution

We primarily distribute our products through our retail locations. We believe the local office concept remains attractive to many of our customers, as they desire the face-to-face assistance they cannot receive over the telephone or through the internet. However, in response to the increasing consumer demand to purchase personal automobile insurance over the phone and through the internet, we offer customers the choice to purchase a policy through an employee-agent in our call center or via our www.acceptance.com website and mobile platform. Approximately 15% of our policies-in-force were sold through a non-retail sales channel.

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

Our claims operation includes adjusters, appraisers, special investigators, a quality assurance team and claims administrative personnel. We conduct our claims operations out of Nashville, Tennessee and through regional claims offices in Tampa, Florida and Chicago, Illinois. Our employees generally handle all claims from the initial report of the claim until the final settlement. We believe that directly employing claims personnel, rather than using independent adjusters, results in improved customer service and lower costs. In territories where we do not believe a staff appraiser would be cost-effective, we utilize the services of independent appraisers and a network of qualified repair facilities to inspect physical damage to automobiles. The work of independent appraisers and qualified repair facilities is reviewed and managed by our regional material damage team.

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

We are directly liable for loss and loss adjustment expenses under the terms of the insurance policies underwritten by our insurance company subsidiaries. Each of our insurance company subsidiaries establishes a reserve for all of its unpaid losses, including case reserves and IBNR reserves, and estimates for the cost to settle the claims. We estimate our IBNR reserves by estimating our ultimate liability for loss and loss adjustment expense reserves first, and then reducing that amount by the amount of the cumulative paid claims and by the amount of our case reserves. We rely primarily on historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience. We also consider other factors, such as inflation, claims settlement patterns, legislative activity and litigation trends. We review our loss and loss adjustment expense reserve estimates on a quarterly basis and adjust those reserves each quarter to reflect any favorable or unfavorable development as historical loss experience develops or new information becomes known. Our actuarial staff reviews our reserves and loss trends on a quarterly basis. We believe that the liabilities that we have recorded for unpaid losses and loss adjustment expenses at December 31, 2017 are adequate to cover the final net cost of losses and loss adjustment expenses incurred through that date.

At December 31, 2017, we had $158.3 million of net loss and loss adjustment expense reserves, which included $103.2 million in IBNR reserves and $55.1 million in case reserves. Reinsurance receivables of $0.8 million offset gross reserves of $159.1 million at

FIRST ACCEPTANCE CORPORATION 10-K

December 31, 2017. For a reconciliation of net loss and loss adjustment expense reserves from the beginning to the end of the most recent periods presented, see Note 9 to our consolidated financial statements.

Loss and loss adjustment expense reserve estimates were reviewed on a quarterly basis and adjusted each quarter to reflect any favorable or adverse development. Development assumptions were based upon historical accident quarters. We analyzed our reserves for each type of coverage, for loss and loss adjustment expense separately to determine our loss and loss adjustment expense reserves. To determine the best estimate, we reviewed the results of eight estimation methods, including the reported development method, the paid development method, the reported Bornhuetter-Ferguson method, the paid Bornhuetter-Ferguson method, the Generalized Cape Cod method using exposures and reported losses, the Generalized Cape Cod method using exposures and paid losses, the Generalized Cape Cod method using ultimate claims and reported losses, and the Generalized Cape Cod method using ultimate claims and paid losses, for each set of data. In each quarterly review, we develop a point estimate for each subset of our business. In determining our loss and loss adjustment expense reserves, we selected different estimation methods as appropriate for the various subsets of our business.

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

Ratings

A.M. Best has assigned our insurance companies a financial strength rating of “C++ (Marginal)”. A.M. Best assigns a “C++” rating to those companies that in A.M. Best’s opinion “have a marginal ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.” Financial institutions and reinsurance companies sometimes use the A.M. Best ratings to help assess the financial strength and quality of insurance companies. The current ratings of our insurance company subsidiaries or their failure to maintain such ratings may dissuade a financial institution from conducting business with us or increase our potential interest costs. We do not believe our A.M. Best rating is a consideration for our customers when purchasing our products and services.

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

As required by our current operations, we hold managing general agency licenses in Texas and Florida. In addition, business written through other third-party insurance carriers requires our agency operations to hold agency or broker licenses in those states. To expand into a new state or offer a new line of insurance or other new product, we must apply for and obtain the appropriate licenses.

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

As a result of the 2016 reduction in our statutory capital and surplus, since August 31, 2016, we provide financial statements and other additional information on a monthly basis to certain insurance departments. See Note 18 to our consolidated financial statements for additional information.

Periodic Financial and Market Conduct Examinations. The state insurance departments that have jurisdiction over our insurance company subsidiaries conduct on-site visits and examinations of the insurers’ affairs, especially as to their financial condition, ability to fulfill their obligations to policyholders, market conduct, claims practices and compliance with other laws and applicable regulations. Generally, these examinations are conducted every five years. If circumstances dictate, regulators are authorized to conduct special or target examinations of insurers, insurance agencies and insurance adjusting companies to address particular concerns or issues. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action on the part of the company that is the subject of the examination. The Insurance Companies have been examined for financial condition through December 31, 2015 by their respective states of domicile. FAIC has been the subject of limited scope market conduct examinations by the states of Missouri, Tennessee, and Texas.

FIRST ACCEPTANCE CORPORATION 10-K

Risk-Based Capital. In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners, or “NAIC,” has adopted a formula and model law to implement risk-based capital, or “RBC,” requirements designed to assess the minimum amount of statutory capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. RBC is used to set capital requirements based on the size and degree of risk taken by the insurer and taking into account various risk factors such as asset risk, credit risk, underwriting risk, interest rate risk and other relevant business risks. The NAIC model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital decreases relative to its RBC, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. This calculation is performed on a calendar year basis, and at December 31, 2017, each of our insurance companies all maintained an RBC level that was in excess of an amount that would require any corrective actions on their part.

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

At December 31, 2017, FAIC’s total adjusted capital was 3.6 times its authorized control level RBC, requiring no corrective action on FAIC’s part. Likewise, at December 31, 2017, FAIC-GA and FAIC-TN had total adjusted capital of 3.6 and 3.8, respectively, times their authorized control level RBC.

Employees

At December 31, 2017, we had approximately 1,300 employees or “team members”. Our employees are not covered by any collective bargaining agreements.

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

In addition, auto technology advancements such as driverless cars and usage-based insurance, could materially impact our revenue over time. However, based on the higher average age of the vehicles we currently insure for non-standard customers, we believe that these advancements will impact us later than it will for the preferred and standard personal automobile insurance carriers.

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

Due to our largely fixed cost structure, our profitability may decline if our revenues decline significantly or if we are unable to maintain agency contracts with a sufficient roster of third-party carriers.

Our reliance on leased retail locations and a call center staffed by employee-agents results in a cost structure that has a high proportion of fixed costs as compared with other more traditional insurers. In times of increasing sales volume, our acquisition cost per policy decreases, improving our expense ratio, which we believe is one of the significant advantages of our core business model. However, in times of declining sales volume, the opposite occurs. Agency contracts with third-party carriers are generally cancellable without cause after a short notification period. Decreases in our sales volume or the ability to sell third-party policies, without corresponding decreases in our costs, would adversely impact our results of operations and profitability.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

During 2016, our statutory capital and surplus and RBC levels decreased as a result of our recent operating results, and since August 31, 2016, we have been required to submit financial statements and other additional information (including estimated RBC) to certain insurance departments on a monthly basis.

Failure to meet applicable minimum RBC requirements or minimum statutory capital and surplus requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Any changes in existing minimum RBC standards or minimum statutory capital and surplus requirements may require our insurance company subsidiaries to increase their statutory capital and surplus levels, which they may be unable to do. These calculations are performed on a calendar year basis, and at December 31, 2017, our insurance company subsidiaries maintained RBC levels in excess of an amount that would require any corrective actions on their part.

State regulators also screen and analyze the financial condition of insurance companies using the NAIC IRIS system. As part of IRIS, the NAIC database generates key financial ratio results obtained from an insurer’s annual statutory statements. A ratio result falling outside the defined range of IRIS ratios may result in further examination by a state regulator to determine if corrective action is necessary. At December 31, 2017, each of our three insurance company subsidiaries had IRIS ratios outside the defined ranges. We cannot assure you that regulatory authorities will not conduct any such examination of the financial condition of our insurance company subsidiaries, or of the outcome of any such investigation. See “Business – Regulatory Environment” in Item 1 of this report.

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

Our results of operations depend, in part, on the performance of our investment portfolio. At December 31, 2017, the majority of our investments available-for-sale portfolio was invested either directly or indirectly in marketable, investment-grade debt securities and mutual funds, and included U.S. government securities, municipal bonds, corporate bonds and collateralized mortgage obligations. Declines in interest rates over the past few years have reduced the available returns on the reinvestment of securities in the portfolio as they mature or are redeemed. However, as rates have declined, the fair value of debt securities has increased above its amortized cost resulting in net unrealized gains on debt securities. Such gains are recognized in other comprehensive income and increased our stockholders’ equity. At December 31, 2017, the fair value of our investments, available-for-sale, portfolio exceeded the amortized cost by approximately $0.2 million. An increase in interest rates could reduce the fair value of our investments in debt securities. At December 31, 2017, the impact of an immediate 100 basis point increase in market interest rates on our fixed maturities portfolio would have resulted in an estimated decrease in fair value of 4.5%, or approximately $5.1 million. In response to the decline in interest rates, we have also made certain “Other Investments” that are not readily marketable and have restrictions as to their redemption.  Defaults by third parties who fail to pay or perform obligations could reduce our investment income and could also result in investment losses to our portfolio. See “Critical Accounting Estimates – Investments” in Item 7 of this report and Note 3 to our consolidated financial statements regarding determination of other-than-temporary impairment losses on investment securities and for further information about our “Other Investments.”

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

The effects of unforeseen emerging issues could subject us to liability or negatively affect our revenues, profitability, or our methods of doing business.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

FIRST ACCEPTANCE CORPORATION 10-K

and severe weather conditions are inherently unpredictable. Severe weather conditions generally result in more automobile accidents and damage, leading to an increase in the number of claims filed and/or the amount of compensation sought by claimants.

A single stockholder family has significant control over us, and their interests may differ from yours.

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

Among other things, regulation and supervision of us and our subsidiaries extends to:

Required Licensing. We and our subsidiaries operate under licenses issued by various state insurance authorities. These licenses govern, among other things, the types of insurance coverages, agency and claims services and other products that we and our subsidiaries may offer consumers in the particular state. If a regulatory authority denies or delays granting any such license, our ability to enter new markets or offer new products could be substantially impaired.

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

FIRST ACCEPTANCE CORPORATION 10-K

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

We are dependent upon automated information technology processes. A portion of our business operations is conducted over the internet which increases the risk of improper third-party attacks that could cause system failures and disruptions of operations. In addition, any failure to maintain the security of confidential information belonging to our customers could put us at a competitive disadvantage, result in a loss of customers’ confidence in us, and subject us to potential liabilities resulting from litigation, fines and penalties, which could have a material adverse effect on our results of operations and financial condition.

The payment methods that we offer also subject us to potential fraud and theft by criminals seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. Such breaches could cause interruptions to our operations, damage to our reputation and our customers’ willingness to purchase insurance from us, and subject us to additional potential liabilities resulting from litigation, fines and penalties, which could have a material adverse effect on our results of operations and financial condition.

We may reduce our deferred tax asset or write-off intangible assets.

Our consolidated balance sheet at December 31, 2017 contained a net deferred tax asset of $20.5 million. Realization of this asset is dependent upon our generation of sufficient taxable income in the future. If circumstances change, and we no longer believe that it is more likely than not that our future taxable income will be sufficient to recover the deferred tax asset, an increase in our deferred tax valuation allowance may occur. The amount of any reduction of our deferred tax asset could have a material adverse effect on our results of operations in the period in which any write-off occurs. The deferred tax asset at December 31, 2017 was determined using the new corporate income tax rate of 21%.

As a result of purchase accounting from business combination transactions, our consolidated balance sheet at December 31, 2017 contained intangible assets designated as goodwill totaling $29.4 million and other identifiable intangible assets totaling $6.9 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of these intangible assets. As circumstances change, the value of these intangible assets may not be realized by us. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of these intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease office space in Nashville, Tennessee for our corporate offices, claims, customer service and data center (approximately 80,000 square feet). We also lease office space for our regional claims office in Tampa, Florida and for our regional claims office and customer service center in Chicago, Illinois. Our retail locations are all leased and typically are located in storefronts in retail shopping centers, and each location typically contains approximately 1,200 square feet of space. See Note 8 to our consolidated financial statements for further information about our leases.

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

	Price Range
	High	Low
Year Ended December 31, 2016:
First Quarter	$2.39	$1.79
Second Quarter	2.03	1.01
Third Quarter	2.40	0.87
Fourth Quarter	1.35	0.74
Year Ended December 31, 2017:
First Quarter	$1.74	$1.03
Second Quarter	1.50	1.07
Third Quarter	1.25	0.80
Fourth Quarter	1.50	0.95

The closing price of our common stock on March 5, 2018 was $1.05.

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

Holders

According to the records of our transfer agent, there were 274 holders of record of our common stock on March 5, 2018, including record holders such as banks and brokerage firms who hold shares for beneficial holders, and 41,234,729 shares of our common stock were outstanding.

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

The following tables provide selected historical consolidated financial and operating data of the Company at the dates and for the periods indicated. In conjunction with the data provided in the following tables and in order to more fully understand our historical consolidated financial and operating data, you should also read our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included in this report. We derived our selected historical consolidated financial data at December 31, 2017, and 2016 and for the years ended December 31, 2017, 2016, and 2015 from our consolidated financial statements included in this report. We derived our selected historical consolidated financial data at December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013 from our consolidated financial statements which are not included in this report. The results for past periods are not necessarily indicative of the results to be expected for any future period.

The actual results for the year ended December 31, 2015 reflect only the results of the Titan Agencies’ operations since the date of acquisition (July 1, 2015). The unaudited pro forma results for the year ended December 31, 2015 gives effect to the Titan acquisition and related transactions as if they had been consummated on January 1, 2015.

The unaudited pro forma results should not be considered indicative of actual results that would have been achieved had the Titan acquisition and related transactions been consummated on January 1, 2015 and do not purport to indicate results of operations for any future periods.

FIRST ACCEPTANCE CORPORATION 10-K

	Year Ended December 31,
	2017	2016	Actual 2015	Pro forma 2015 (unaudited)	2014	2013
Statement of Operations Data:	(in thousands, except per share data)
Revenues:
Premiums earned	$278,221	$303,328	$266,987	$266,987	$218,315	$199,700
Commission and fee income	64,581	75,596	59,892	74,439	39,733	35,125
Investment income	4,719	4,649	5,024	5,024	5,123	5,716
Gain on sale of foreclosed real estate	—	1,237	—	—	—	—
Net realized (losses) gains on investments, available- for-sale	(3)	4,813	(11)	(11)	23	(29)
	347,518	389,623	331,892	346,439	263,194	240,512
Costs and expenses:
Losses and loss adjustment expenses	220,785	309,002	219,031	219,031	161,302	142,839
Insurance operating expenses	111,323	116,510	105,254	119,728	87,328	82,822
Other operating expenses	1,133	1,219	1,126	1,126	996	987
Litigation settlement	—	—	3,677	3,677	187	—
Stock-based compensation	299	207	144	144	185	243
Depreciation	2,068	2,540	1,751	1,801	1,767	2,053
Amortization of identifiable intangible assets	789	956	514	834	—	—
Interest expense	4,535	4,319	2,967	4,157	1,706	1,738
	340,932	434,753	334,464	350,498	253,471	230,682
Income (loss) before income taxes	6,586	(45,130)	(2,572)	(4,059)	9,723	9,830
Provision (benefit) for income taxes (1)	15,190	(15,848)	(642)	(1,237)	(18,345)	650
Net (loss) income	$(8,604)	$(29,282)	$(1,930)	$(2,822)	$28,068	$9,180
Per Share Data:
Net (loss) income per share:
Basic	$(0.21)	$(0.71)	$(0.05)	$(0.07)	$0.68	$0.22
Diluted	$(0.21)	$(0.71)	$(0.05)	$(0.07)	$0.68	$0.22
Number of shares used to calculate net (loss) income per share:
Basic	41,286	41,085	41,030	41,030	40,985	40,930
Diluted	41,286	41,085	41,030	41,030	41,283	41,092

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and invested assets	$255,172	$245,887	$245,887	$238,044	$209,794
Total assets	395,859	400,074	400,074	328,445	273,571
Loss and loss adjustment expense reserves	159,130	161,079	161,079	96,613	84,286
Debentures payable and term loan	70,153	70,081	70,081	40,211	40,165
Total liabilities	331,102	327,586	327,586	221,481	196,639
Total stockholders' equity	64,757	72,488	72,488	106,964	76,932
Book value per common share	$1.57	$1.76	$1.76	$2.61	$1.88

(1)

The provision (benefit) for income taxes for the year ended December 31, 2017 includes a reduction in the deferred tax asset of $12.5 million as a result of the enactment of legislation to reduce the corporate income tax rate. The provision (benefit) for income taxes for the year ended December 31, 2014 includes a decrease in the valuation allowance for the deferred tax asset of $22.4 million.

FIRST ACCEPTANCE CORPORATION 10-K

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Tax Reform Legislation

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act makes broad changes to U.S. federal tax law including but not limited to a reduction in the federal corporate tax rate from 35% to 21%, and temporary differences related to the computation of tax loss and loss adjustment expense reserves and limitations on the interest expense deduction.

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of the Act for the reporting period of enactment. SAB 118 allows the Company to provide a provisional estimate of the impacts of the Act during a measurement period similar to the measurement period used when accounting for business combinations. Adjustments to provisional estimates and additional impacts from Tax Reform must be recorded as they are identified during the measurement period as provided for in SAB 118.

At December 31, 2017, we have made an estimate of the effects on our existing deferred tax balances and recognized a provisional amount of $12.5 million which is included as a component of the provision for income taxes. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 21% for federal purposes. However, we are still analyzing certain aspects of the Act and refining our calculations which could potentially affect the measurement of these balances as permitted under SAB 118.

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

At December 31, 2017, we leased and operated 350 retail locations (or “stores”) and a call center staffed by employee-agents who primarily sell non-standard personal automobile insurance products underwritten by us as well as certain commissionable ancillary products. In most states, our employee-agents also sell a complementary insurance product providing personal property and liability coverage for renters underwritten by us. In addition, retail locations in some markets offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers for which we receive a commission.

Our insurance operations generate revenue from selling non-standard personal automobile insurance products and related products in 16 states. We currently conduct our insurance servicing and underwriting operations in 13 states and operate only as an insurance agency in three states. We are also licensed as an insurance company in 13 states where we do not conduct any business. After obtaining a license in California, we began selling our non-standard personal automobile insurance product there in late June 2016 on a limited basis. In December 2016, we closed all of our retail locations and ceased writing new business in the state of Missouri.

At December 31, 2017, the majority of our 350 stores primarily sell non-standard personal automobile insurance products underwritten by us. The other retail locations primarily offer non-standard personal automobile insurance serviced and underwritten by other third-party insurance carriers for which we receive a commission.

The following table shows the number of our retail locations. Retail location counts are based upon the date that a location commenced or ceased writing business. Since December 31, 2015, 94 locations were closed which included 53 that were part of our recent actions to improve profitability, 24 in the Chicago-area whose leases expired in January 2016, and 17 others closed in the normal course of business. During 2016, four new locations were strategically selected to replace and consolidate the closed Chicago-area locations.

	Year Ended December 31,
	2017	2016
Retail locations – beginning of period	355	440
Opened	—	4
Acquired	—	—
Closed	(5)	(89)
Retail locations – end of period	350	355

FIRST ACCEPTANCE CORPORATION 10-K

The following table shows the number of our retail locations by state.

	December 31,
	2017	2016	2015
Alabama	23	23	24
Arizona	10	10	10
California	46	47	48
Florida	34	34	39
Georgia	49	50	60
Illinois	37	39	61
Indiana	16	16	17
Mississippi	6	6	7
Missouri	—	—	9
Nevada	4	4	4
New Mexico	5	5	5
Ohio	27	27	27
Pennsylvania	11	11	14
South Carolina	15	15	24
Tennessee	22	23	23
Texas	45	45	68
Total	350	355	440

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

At December 31, 2017, these actions have resulted in a 31% decrease in our policies in force since June 30, 2016, which has been partially offset by a 17% increase in our average in-force premium over this period. This premium increase was driven by an effective rate increase of 14% attained over the last eighteen months. We believe that our underwriting actions have contributed to a reduction of incoming claim volume across all coverages.

Aggressive actions have been taken in our claims-handling operations. In October 2016, we hired a new Senior Vice President and restructured claims management to include three additional functional Vice President positions. This structure makes optimal use of departmental availability and experience through redesigned workflows and increases accountability through recurring quality assurance review programs. A text message status process now allows insureds and claimants to receive updates during the life cycle of their claim, and certain auto damage claims are now eligible for submission through a smartphone photo application. Along with proper staffing and increased focus on training, these efforts are helping reduce pending claims to targeted levels.

Collectively, we believe that these actions have contributed to the improved loss ratio for the current 2017 accident period, exclusive of the impact of the recent hurricanes.

As our business has stabilized, we have developed a long-term strategic plan with the goal of fully capitalizing on the strengths of our business model going forward. While our immediate objectives were returning to profitability and building team member morale, in the longer term we look to capitalize on our key internal capabilities and manage external risks. In this regard, we are evaluating the strengths of our agency model (i.e. retail locations, employee-agents, carrier relationships, technology and support staff) across our footprint so that we can deploy our capital and surplus wherever it will generate the highest return. This process may result in expanding the use of additional third-party insurance products in selected markets.

FIRST ACCEPTANCE CORPORATION 10-K

Consolidated Results of Operations

Overview

Our primary focus is the selling, servicing and underwriting of non-standard personal automobile insurance. Our real estate and corporate segment consists of activities related to the disposition of real estate held for sale, interest expense associated with debt, and other general corporate overhead expenses.

The following table presents selected financial data for our insurance operations and real estate and corporate segments (in thousands).

	Year Ended December 31,
	2017	2016	2015
Revenues:
Insurance	$ 347,448	$ 388,323	$ 331,828
Real estate and corporate	70	1,300	64
Consolidated total	$ 347,518	$ 389,623	$ 331,892
Income (loss) before income taxes:
Insurance	$ 12,483	$ (40,685)	$ 338
Real estate and corporate	(5,897)	(4,445)	(2,910)
Consolidated total	$ 6,586	$ (45,130)	$ (2,572)

In 2017, our insurance operations generated revenues from selling non-standard personal automobile insurance products and related products in 16 states. We currently conduct our servicing and underwriting operations in 13 states through three insurance company subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc., and operate only as an insurance agency in three states. Our insurance revenues were primarily generated from:

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

FIRST ACCEPTANCE CORPORATION 10-K

The following table presents gross premiums earned by state (in thousands). The effect of a 14% decrease in our year-over-year policies in force offset by a 10% year-over-year increase in our average in-force premium, resulted in net premiums earned for the year ended December 31, 2017 decreasing by 8.3% compared with the prior year.

	Year Ended December 31,
	2017	2016	2015
Gross premiums earned:
Georgia	$67,313	$63,332	$51,287
Florida	40,058	45,880	41,102
Alabama	32,591	28,163	24,611
Texas	31,057	41,154	35,771
Ohio	28,162	30,376	26,745
Tennessee	20,649	19,330	16,702
South Carolina	19,234	25,515	20,254
Illinois	13,978	20,733	24,050
Indiana	9,546	9,244	7,954
Pennsylvania	9,263	9,618	9,224
Mississippi	4,272	3,872	3,398
California	1,795	316	—
Missouri	368	5,397	5,844
Virginia	360	848	417
Total gross premiums earned	278,646	303,778	267,359
Premiums ceded to reinsurer	(425)	(450)	(372)
Total net premiums earned	$278,221	$303,328	$266,987

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

The following table presents the loss, expense and combined ratios for our insurance operations.

	Year Ended December 31,
	2017	2016	2015
Loss	79.4%	101.9%	82.0%
Expense	17.8%	14.6%	17.9%
Combined	97.2%	116.5%	99.9%

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

FIRST ACCEPTANCE CORPORATION 10-K

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

The value of our consolidated available-for-sale investment portfolio was $129.9 million at December 31, 2017 and consisted of fixed maturity securities, preferred stock and investments in mutual funds, all carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. At December 31, 2017, we had gross unrealized gains of $2.6 million and gross unrealized losses of $2.4 million in our consolidated investments available-for-sale portfolio.

The value of our other investments was $9.8 million at December 31, 2017 and consisted of two limited partnership interests carried at net asset value, which approximates fair value, with unrealized gains and losses reported as investment income, and a privately-held real estate investment trust carried at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. At December 31, 2017, we had gross unrealized gains attributable to our privately-held real estate investment trust of $0.7 million in our consolidated other investments portfolio.

At December 31, 2017, 97% of the fair value of our fixed maturities portfolio was rated “investment grade” (a credit rating of AAA to BBB-) by nationally recognized statistical rating organizations. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade. We believe that a high quality investment portfolio is more likely to generate a stable and predictable investment return.

The following table summarizes our investments available-for-sale at December 31, 2017 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
U.S. government and agencies	$19,642	$70	$(365)	$19,347
Political subdivisions	4,111	—	(28)	4,083
Revenue and assessment	5,145	178	(5)	5,318
Corporate bonds	44,070	50	(1,145)	42,975
Collateralized mortgage obligations:
Agency backed	39,823	61	(780)	39,104
Non-agency backed – residential	2,059	617	(6)	2,670
Non-agency backed – commercial	54	351	—	405
Total fixed maturities, available-for-sale	114,904	1,327	(2,329)	113,902
Preferred stock, available-for-sale	3,025	193	(114)	3,104
Mutual funds, available-for-sale	11,813	1,126	—	12,939
	$129,742	$2,646	$(2,443)	$129,945

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Consolidated Results

Revenues for the year ended December 31, 2017 decreased 11% to $347.5 million from $389.6 million in the prior year. Income before income taxes for the year ended December 31, 2017 was $6.6 million, compared with loss before income taxes of $45.1 million for the year ended December 31, 2016. Net loss for the year ended December 31, 2017 was $8.6 million, compared with $29.3 million for the year ended December 31, 2016. Basic and diluted net loss per share was $0.21, for the year ended December 31, 2017, compared with $0.71 for the year ended December 31, 2016.

For the year ended December 31, 2017, we recognized $2.3 million of favorable prior period loss development, compared with $30.6 million of unfavorable prior period loss development for the year ended December 31, 2016. The year ended December 31, 2017 was unfavorably impacted by $2.4 million in catastrophic claims losses during the third quarter. Conversely, the year ended December 31, 2016 was favorably impacted by a $1.2 million gain on the sale of foreclosed real estate along with net realized gains

FIRST ACCEPTANCE CORPORATION 10-K

on investments of $4.8 million from the sales of fixed maturities that were sold to increase the statutory capital and surplus of our insurance company subsidiaries.

The net loss for the year ended December 31, 2017 included a reduction in the deferred tax asset of $12.5 million as a result of the enactment of legislation to reduce the corporate income tax rate.

Insurance Operations

Revenues from insurance operations were $347.4 million for the year ended December 31, 2017, compared with $388.3 million for the year ended December 31, 2016. Income before income taxes from insurance operations for the year ended December 31, 2017 was $12.5 million, compared with loss before income taxes from insurance operations of $40.7 million for the year ended December 31, 2016.

Premiums Earned

Premiums earned decreased by $25.1 million, or 8.3%, to $278.2 million for the year ended December 31, 2017, from $303.3 million for the year ended December 31, 2016. This decrease was the result of a targeted decline in new policies written through the closing of 53 poorly performing stores, increasing rates and the tightening of underwriting standards. These actions resulted in a 14% decrease in our year-over-year policies in force which was partially offset by a 10% year-over-year increase in our average in-force premium that was driven by our recent rate actions.

Commission and Fee Income

Commission and fee income decreased by $11.0 million, or 15%, to $64.6 million for the year ended December 31, 2017, from $75.6 million for the year ended December 31, 2016. This decrease was primarily the result of a decrease in monthly billing fees as a result of the previously-mentioned decline in the number of policies in force. Additionally, we earned less commission as a result of a decline in the renewals of automobile insurance policies sold in California on behalf of third-party carriers.

Investment Income

Investment income increased slightly to $4.7 million during the year ended December 31, 2017 from $4.6 million during the year ended December 31, 2016.

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

At December 31, 2017 and 2016, the book yields for our fixed maturities and cash equivalents portfolio were 1.9% and 1.5%, respectively, with effective durations of 2.48 and 2.52 years, respectively.

Net Realized Gains on Investments, Available-for-Sale

Net realized losses on investments, available-for-sale during the year ended December 31, 2017 included $3.0 thousand from redemptions. Net realized gains on investments, available-for-sale during the year ended December 31, 2016 included $4.8 million from the previously-mentioned sale of fixed maturities. Such realized gains are net of $147 thousand of charges related to other-than-temporary-impairment (“OTTI”) on a mutual fund and other net realized gains from redemptions.

Losses and Loss Adjustment Expenses

The loss ratio was 79.4% for the year ended December 31, 2017, compared with 101.9% for the year ended December 31, 2016. We experienced favorable development related to prior fiscal years of $2.3 million for the year ended December 31, 2017, compared with unfavorable development of $30.6 million for the year ended December 31, 2016. The favorable loss development for the year ended December 31, 2017 was the net result of favorable LAE development related to bodily injury claims over the 2014-2016 accident years, offset by unfavorable development on losses related to bodily injury severity over the 2014-2016 accident years. The unfavorable loss development for the year ending December 31, 2016 was the result of increased losses primarily from the 2015

FIRST ACCEPTANCE CORPORATION 10-K

accident year across all major coverages. The most significant causes of the development were a greater than usual emergence of reported claims and higher bodily injury severity.

During the third quarter of 2017, Hurricanes Harvey and Irma impacted Texas and Florida, respectively. We received approximately 800 claims and incurred approximately $2.4 million in losses and LAE during the third quarter of 2017 from these events.

Excluding the development related to prior fiscal years and the impact of the hurricanes, the loss ratios for the years ended December 31, 2017 and 2016 were 79.3% and 91.8%, respectively. We believe that this improvement in the loss ratio was the result of our aggressive rate and underwriting actions in addition to a moderate reduction in claims frequency.

Insurance Operating Expenses

Insurance operating expenses decreased 4.5% to $111.3 million for the year ended December 31, 2017 from $116.5 million for the year ended December 31, 2016. This decrease in operating expenses was primarily due to the costs savings from the recent store closures, a reduction in advertising costs, and reduced variable expenses (e.g. underwriting reports and postage) as a result of the decline in new business written.

During 2016, we closed 53 poorly-performing stores. The cost of these closures, primarily for lease buyouts, was $1.0 million and is included in insurance operating expenses.

The expense ratio was 17.8% for the year ended December 31, 2017, compared with 14.6% for the year ended December 31, 2016. The year-over-year increase in the expense ratio was primarily due to the decrease in premiums earned which resulted in a higher percentage of fixed expenses and the previously-mentioned decline in commission and fee income, which is a component of the expense ratio.

Overall, the combined ratio decreased to 97.2% for the year ended December 31, 2017 from 116.5% for the year ended December 31, 2016.

Provision (Benefit) for Income Taxes

The provision for income taxes was $15.2 million for the year ended December 31, 2017, compared with a benefit for income taxes of $15.8 million at the year ended December 31, 2016. The provision (benefit) for income taxes for the year ended December 31, 2017 includes a reduction in the deferred tax asset of $12.5 million as a result of the enactment of legislation to reduce the corporate income tax rate.

In assessing our ability to realize the DTA, both positive and negative evidence are used to evaluate the allowance. Although we incurred a pre-tax loss of $45.1 million in 2016 which is a source of negative evidence, we placed greater weight on our outlook for future taxable income over the allowable time period for realization of the DTA and concluded that it is more likely than not that the remaining DTA will be realized. Regarding the length of time available to realize the DTA, at December 31, 2017, $13.4 million of the DTA related to net operating loss carryforwards do not expire until 2032 through 2036 and $2.0 million in AMT (“Alternative Minimum Tax”) carryforwards are fully refundable by 2021 under the new tax legislation if not utilized. The DTA valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the DTA will not be realized. In the event the DTA valuation allowance is adjusted, we would record an income tax expense for the adjustment.

Real Estate and Corporate

Loss before income taxes from real estate and corporate operations for the year ended December 31, 2017 was $5.9 million, compared with $4.4 million for the year ended December 31, 2016. Segment losses consist of other operating expenses not directly related to our insurance operations, interest expense and stock-based compensation offset by offset by a $1.2 million gain on the sale of foreclosed real estate for the year ended December 31, 2016 and investment income on corporate invested assets.

For the year ended December 31, 2017, interest expense increased to $4.5 million from $4.3 million for the year ended December 31, 2016 as the result of an increase in LIBOR. Interest expense is from our debentures payable and the term loan from our principal stockholder to finance the July 1, 2015 Titan Agencies acquisition. For additional information, see “Liquidity and Capital Resources” in this report.

FIRST ACCEPTANCE CORPORATION 10-K

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

FIRST ACCEPTANCE CORPORATION 10-K

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

In assessing our ability to realize the DTA, both positive and negative evidence are used to evaluate the allowance. Although we have incurred a pre-tax loss of $45.1 million which is a source of negative evidence, we placed greater weight on our outlook for future taxable income over the allowable time period for realization of the DTA and concluded that it is more likely than not that the remaining DTA will be realized. Regarding the length of time available to realize the DTA, at December 31, 2016, $24.2 million of the DTA related to net operating loss carryforwards do not expire until 2032 through 2037 and $2.0 million in AMT (“Alternative Minimum Tax”) carryforwards have no expiration date. The DTA valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the DTA will not be realized. In the event the DTA valuation allowance is adjusted, we would record an income tax expense for the adjustment.

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

We incurred $4.3 million of interest expense during the year ended December 31, 2016, compared with interest expense of $3.0 million during the year ended December 31, 2015. Interest expense related to the financing of the July 1, 2015 Titan acquisition account for $2.4 and $2.1 million of the expense during 2016 and 2015, respectively. The remaining interest expense was related to the debentures issued in June 2007. For additional information, see “Liquidity and Capital Resources” in this report.

FIRST ACCEPTANCE CORPORATION 10-K

Liquidity and Capital Resources

Our primary sources of funds are premiums, fees and investment income from our insurance company subsidiaries and commissions and fee income from our non-insurance company subsidiaries. Our primary uses of funds are the payment of claims and operating expenses. Net cash provided by operating activities for the year ended December 31, 2017 was $9.0 million, compared with net cash used in operating activities of $13.6 million for the year ended December 31, 2016. This increase was primarily the result of the Company’s improved loss and LAE ratio. Net cash used in investing activities for the year ended December 31, 2017 was $12.3 million, compared with net cash provided by investing activities of $16.7 million for the year ended December 31, 2016. These cash flows were the result of the purchase and sale activity related to investments, available-for-sale. Investing activities for the year ended December 31, 2016 were impacted by the sale of certain fixed maturities in an unrealized gain position to increase the statutory capital and surplus of the insurance company subsidiaries and their subsequent reinvestment.

Our holding company requires cash for general corporate overhead expenses and for debt service related to our debentures and term loan payable. The holding company’s primary source of unrestricted cash to meet its obligations is the sale of ancillary products and insurance policies on behalf of third-party carriers by our agency operations. At December 31, 2016, our holding company had $2.4 million available in unrestricted cash and investments. These funds and the additional unrestricted cash from the sources noted above will be used to pay our future cash requirements outside of the insurance company subsidiaries.

The holding company has debt service requirements related to the debentures payable and the term loan to a principal stockholder. The debentures are interest-only and mature in full in July 2037. The debentures accrue interest at a variable rate equal to Three-Month LIBOR plus 375 basis points, which resets quarterly. The interest rate related to the debentures for the year ended December 31, 2017 ranged from 4.637% to 5.128%. In January 2018 the interest rate reset to 5.517% through April 2018. The term loan is interest-only and matures in full in June 2025. The interest rate on the term loan is 8%.

State insurance laws limit the amount of dividends that may be paid from our insurance company subsidiaries. At December 31, 2017, our insurance company subsidiaries could not pay any dividends due to a negative unassigned surplus position.

We have three insurance company subsidiaries that are organized and domiciled under the insurance statutes of Texas, Georgia, and Tennessee. Our insurance company subsidiaries also operate under licenses issued by various state insurance authorities. Such licenses may be of perpetual duration or periodically renewable, provided we continue to meet applicable regulatory requirements.

The National Association of Insurance Commissioners (“NAIC”) Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. Failure to meet applicable risk-based capital requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. As of December 31, 2017 the insurance company subsidiaries remain above the company action levels. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratio for our insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus was 4.27-to-1 at December 31, 2017 which is in excess of the suggested guideline.

Management is currently operating under a business plan to reduce premium writings and increase statutory capital and surplus to address the net premiums written to statutory capital and surplus guideline. For the year ended December 31, 2017, the insurance company subsidiaries experienced an increase in statutory capital and surplus of $7.2 million and a reduction in premiums written of $16.9 million, or 6%.

We believe that existing cash and investment balances, when combined with anticipated cash flows as noted above, will be adequate to meet our expected liquidity needs, for both the holding company and our insurance company subsidiaries, in both the short-term and the foreseeable future.

FIRST ACCEPTANCE CORPORATION 10-K

Contractual Obligations

The following table summarizes our contractual obligations by period at December 31, 2017 (in thousands).

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Net loss and loss adjustment expense reserves (1)	$ 159,130	$ 106,705	$ 44,664	$ 6,467	$ 1,294
Debentures payable (2)	86,743	2,275	4,550	4,550	75,368
Term loan from principal stockholder (3)	48,000	2,400	4,800	4,800	36,000
Operating leases (4)	17,051	6,363	4,101	2,368	4,219
Total contractual cash obligations	$ 310,924	$ 117,743	$ 58,115	$ 18,185	$ 116,881

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

(2)	Payments due by period assume a contractual variable interest rate of LIBOR plus 375 basis points, or 5.517% at January 31, 2018.
(3)	Payments due by period assume the flat contractual interest rate of 8%.
(4)	Consists primarily of rental obligations under real estate leases related to our retail locations and corporate offices.

Trust Preferred Securities

On June 15, 2007, First Acceptance Statutory Trust I (“FAST I”), our wholly-owned unconsolidated subsidiary trust entity, completed a private placement whereby FAST I issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,240 shares of common securities to us, also at $1,000 per share. FAST I used the proceeds from the sale of the preferred securities to purchase $41.2 million of junior subordinated debentures from us. The debentures will mature on July 30, 2037 and are currently redeemable by the Company in whole or in part and the preferred securities are callable. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points, resetting quarterly). During 2017, the interest rate related to the debentures ranged from 4.637% to 5.128%. The obligations of the Company under the junior subordinated debentures represent full and unconditional guarantees by the Company of FAST I’s obligations for the preferred securities. Dividends on the preferred securities are cumulative, payable quarterly in arrears and are deferrable at the Company’s option for up to five years. The dividends on these securities, which have not been deferred, are the same as the interest on the debentures. The Company cannot pay dividends on its common stock during any such deferments. FAST I does not meet the requirements for consolidation of FASB ASC 810, Consolidation.

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

In establishing a valuation allowance at December 31, 2017, both positive and negative evidence were used to evaluate the allowance and the greatest weight was placed on our outlook for future taxable income and the allowable time period for realization of the DTA. We estimated our future taxable income from our 2018 budget and the long-term forecasts we use to manage our business and concluded that it is more likely than not that the remaining DTA will be realized. A key consideration in our current analysis was the fact that no deferred tax assets have had expiration dates that we believed would be a factor in the timing of their ultimate realization. Regarding the length of time available to realize the DTA, at December 31, 2017, $13.4 million of the DTA related to net operating loss carryforwards that do not expire until 2032 through 2036 and $2.0 million in AMT (“Alternative Minimum Tax”) credit carryforwards are fully refundable by 2021 if not utilized.

The resultant valuation allowance at December 31, 2017 was specifically related to capital losses that are deductible only to the extent of capital gains (which we do not currently anticipate) and state income taxes for specific entities in certain jurisdictions where we do not forecast future taxable income.

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

We follow the accounting guidelines, which allows companies to waive comparing the fair value of goodwill and identifiable intangible assets to their carrying amounts in assessing their recoverability if, based on qualitative factors, it is more likely than not that the fair value of goodwill and identifiable intangible assets is greater than their carrying amounts. The qualitative factors include such things as our financial performance, legal and regulatory factors, industry and market considerations, and entity-specific events, all of which are subjective. Based on review of these factors, the Company prepared a qualitative analysis for its annual impairment testing as of October 1, 2017, which did not indicate any impairment.

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

We believe that our estimate regarding changes in loss severity is the most significant factor that can potentially impact our IBNR reserve estimate. We believe that there is a reasonable possibility of increases or decreases in our estimated claim severities, with the largest potential changes occurring in the most recent accident years. Dependent upon the accident year, an increase in loss severity of unpaid losses, ranging from 0.5% to 4.0% would result in adverse development of net loss and loss adjustment expense reserve levels at December 31, 2017 and a decrease in income before income taxes of approximately $5.3 million. Conversely, a comparable decrease in loss severity would result in favorable development of net loss and loss adjustment expense reserve levels at December 31, 2017 and an increase in income before income taxes of approximately $5.3 million.

Regarding our most recent estimate, for the year ended December 31, 2017, we experienced favorable development on reserves at December 31, 2016 of $2.3 million, which decreased our loss and loss adjustment expense for prior accident periods. This favorable development was the net result of favorable LAE development related to bodily injury claims over the 2014-2016 accident years, offset by unfavorable development on losses related to bodily injury severity over the 2014-2016 accident years.

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

In reviewing our investment portfolio for impairment at December 31, 2017, we were able to rely upon the objective factor that the unrealized losses as of this date were related to the increase in market interest rates.

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

The following table summarizes the estimated effects of hypothetical increases and decreases in interest rates resulting from parallel shifts in market yield curves on our fixed maturities portfolio (in thousands). It is assumed that the effects are realized immediately upon the change in interest rates. The hypothetical changes in market interest rates do not reflect what could be deemed best or worst-case scenarios. Variations in market interest rates could produce significant changes in the timing of repayments due to prepayment options available. For these and other reasons, actual results might differ from those reflected in the table.

	Sensitivity to Instantaneous Interest Rate Changes (basis points)
	(100)	(50)	0	50	100	200
Fair value of fixed maturities portfolio	$ 119,022	$ 116,461	$ 113,902	$ 111,340	$ 108,779	$ 103,660

The following table provides information about our fixed maturity investments at December 31, 2017 which are sensitive to interest rate risk. The table shows expected principal cash flows (at par value, which differs from amortized cost as a result of premiums or discounts at the time of purchase and any expected impairment) by expected maturity date for each of the next five fiscal years and collectively for all fiscal years thereafter (in thousands). Callable bonds and notes are included based on call date or maturity date depending upon which date produces the most conservative yield. CMOs and sinking fund issues are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

Year Ending December 31,	Securities with Unrealized Gains	Securities with Unrealized Losses	Securities with No Unrealized Gains or Losses	All Fixed Maturity Securities
2018	$ 8,331	$ 5,807	$ —	$ 14,138
2019	3,666	13,807	—	17,473
2020	3,474	11,322	—	14,796
2021	2,228	18,437	—	20,665
2022	4,292	8,984	—	13,276
Thereafter	3,941	29,146	—	33,087
Total	$ 25,932	$ 87,503	$ —	$ 113,435
Fair value	$ 26,473	$ 87,429	$ —	$ 113,902

On June 15, 2007, our wholly-owned unconsolidated trust entity, FAST I, used the proceeds from its sale of trust preferred securities to purchase $41.2 million of junior subordinated debentures. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points, resetting quarterly). The interest rate related to the debentures ranged from 4.637% to 5.128% during 2017. Interest rates on these debentures therefore will reset quarterly based on changes in the Three-Month LIBOR rate.

FIRST ACCEPTANCE CORPORATION 10-K

Credit Risk

Credit risk is managed by diversifying our investment portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Our largest single investment, excluding U.S. government and agency securities, is our investment in a single mutual fund with a fair value of $7.7 million, or 6% of our investments, available-for-sale, portfolio. Our five largest investments make up 29% of our investments, available-for-sale, portfolio.

The following table presents the underlying ratings of our fixed maturities portfolio by nationally recognized statistical rating organizations at December 31, 2017 (in thousands).

Comparable Rating	Amortized Cost	% of Amortized Cost	Fair Value	% of Fair Value
AAA	$1,375	1%	$1,380	1%
AA+, AA, AA-	74,151	65%	73,080	64%
A+, A, A-	19,703	17%	19,072	17%
BBB+, BBB, BBB-	17,562	15%	17,295	15%
Total investment grade	112,791	98%	110,827	97%

Not rated	—	—	—	—

BB+, BB, BB-	221	—	235	—
B+, B, B-	—	—	—	—
CCC+, CCC, CCC-	937	1%	1,280	1%
CC+, CC, CC-	—	—	—	—
C+, C, C-	165	—	511	1%
D	790	1%	1,049	1%
Total non-investment grade	2,113	2%	3,075	3%
Total	$114,904	100%	$113,902	100%

FIRST ACCEPTANCE CORPORATION 10-K

Item 8.	Financial Statements and Supplementary Data

FIRST ACCEPTANCE CORPORATION 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of First Acceptance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Acceptance Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Nashville, Tennessee

March 6, 2018

FIRST ACCEPTANCE CORPORATION 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of First Acceptance Corporation

Opinion on Internal Control over Financial Reporting

We have audited First Acceptance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, First Acceptance Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated  March 6, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Nashville, Tennessee

March 6, 2018

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Investments, available-for-sale at fair value (amortized cost of $129,742 and $117,902, respectively)	$129,945	$117,212
Cash, cash equivalents, and restricted cash	115,477	118,681
Premiums, fees, and commissions receivable, net of allowance of $275 and $279	69,624	66,393
Deferred tax assets, net	20,549	35,641
Other investments	9,750	9,994
Other assets	6,438	6,078
Property and equipment, net	2,888	4,213
Deferred acquisition costs	4,947	4,852
Goodwill	29,384	29,384
Identifiable intangible assets, net	6,857	7,626
TOTAL ASSETS	$395,859	$400,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$159,130	$161,079
Unearned premiums and fees	82,620	78,861
Debentures payable	40,348	40,302
Term loan from principal stockholder	29,805	29,779
Accrued expenses	5,975	7,089
Other liabilities	13,224	10,476
Total liabilities	331,102	327,586
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000 shares authorized	—	—
Common stock, $.01 par value, 75,000 shares authorized; 41,235 and 41,160 issued and outstanding, respectively	413	412
Additional paid-in capital	458,124	457,750
Accumulated other comprehensive income, net of tax of $(990) and $(1,110), respectively	1,900	1,316
Accumulated deficit	(395,680)	(386,990)
Total stockholders’ equity	64,757	72,488
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$395,859	$400,074

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Premiums earned	$278,221	$303,328	$266,987
Commission and fee income	64,581	75,596	59,892
Investment income	4,719	4,649	5,024
Gain on sale of foreclosed real estate	—	1,237	—
Net realized (losses) gains on investments, available-for-sale (includes $4,745 of accumulated other comprehensive loss reclassification for net unrealized gains in 2016)	(3)	4,813	(11)
	347,518	389,623	331,892
Costs and expenses:
Losses and loss adjustment expenses	220,785	309,002	219,031
Insurance operating expenses	111,323	116,510	105,254
Other operating expenses	1,133	1,219	1,126
Litigation settlement	—	—	3,677
Stock-based compensation	299	207	144
Depreciation	2,068	2,540	1,751
Amortization of identifiable intangible assets	789	956	514
Interest expense	4,535	4,319	2,967
	340,932	434,753	334,464
Income (loss) before income taxes	6,586	(45,130)	(2,572)
Provision (benefit) for income taxes	15,190	(15,848)	(642)
Net loss	$(8,604)	$(29,282)	$(1,930)
Net loss per share:
Basic	$(0.21)	$(0.71)	$(0.05)
Diluted	$(0.21)	$(0.71)	$(0.05)
Number of shares used to calculate net loss per share:
Basic	41,286	41,085	41,030
Diluted	41,286	41,085	41,030
Reconciliation of net loss to other comprehensive loss:
Net loss	$(8,604)	$(29,282)	$(1,930)
Unrealized change in investments:
Unrealized change in investments arising during the period, net of tax of $204, $489 and $(861), respectively	$498	$909	$(1,599)
Reclassification of net realized gains on investments, available-for- sale, included in net loss, net of tax of $(1,661) in 2016	—	(3,084)	—
Comprehensive loss	$(8,106)	$(31,457)	$(3,529)

Detail of net realized (losses) gains on investments, available-for-sale:
Net realized (losses) gains on sales and redemptions	$(3)	$4,960	$(11)
Other-than-temporary impairment charges	—	(147)	—
Net realized (losses) gains on investments, available-for-sale	$(3)	$4,813	$(11)

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income (loss)	deficit	equity
Balances at December 31, 2014	41,016	$410	$457,242	$5,090	$(355,778)	$106,964
Net loss	—	—	—	—	(1,930)	(1,930)
Net unrealized change on investments (net of tax benefit of $861)	—	—	—	(1,599)	—	(1,599)
Stock-based compensation	7	—	144	—	—	144
Issuance of shares under Employee Stock Purchase Plan	37	1	90	—	—	91
Balances at December 31, 2015	41,060	411	457,476	3,491	(357,708)	103,670
Net loss	—	—	—	—	(29,282)	(29,282)
Net unrealized change on investments (net of tax benefit of $1,172)	—	—	—	(2,175)	—	(2,175)
Stock-based compensation	7	—	207	—	—	207
Vested restricted stock units, net of repurchases	29	—	(10)	—	—	(10)
Issuance of shares under Employee Stock Purchase Plan	64	1	77	—	—	78
Balances at December 31, 2016	41,160	412	457,750	1,316	(386,990)	72,488
Net loss	—	—	—	—	(8,604)	(8,604)
Net unrealized change on investments (net of tax provision of $204)	—	—	—	498	—	498
Stock-based compensation	7	—	299	—	—	299
Issuance of shares under Employee Stock Purchase Plan	68	1	75	—	—	76
Reclassification of deferred tax resulting from change in corporate tax rate	—	—	—	86	(86)	—
Balances at December 31, 2017	41,235	$413	$458,124	$1,900	$(395,680)	$64,757

See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(8,604)	$(29,282)	$(1,930)
Adjustments to reconcile net loss to cash provided (used in) by operating activities:
Depreciation	2,068	2,540	1,751
Amortization of identifiable intangible assets	789	956	514
Stock-based compensation	299	207	144
Deferred income taxes	14,883	(16,176)	(917)
Other-than-temporary impairment on investments, available-for-sale	—	147	—
Net realized losses (gains) on sales and redemptions of investments	3	(4,960)	11
Investment income from other investments	(440)	(427)	(396)
Gain on sale of foreclosed real estate, net	—	(1,237)	—
Other	155	108	261
Change in:
Premiums, fees, and commission receivable	(3,227)	3,663	(13,457)
Loss and loss adjustment expense reserves	(1,949)	39,008	25,458
Unearned premiums and fees	3,759	(4,565)	15,484
Other liabilities	2,748	(5,130)	1,500
Other	(1,483)	1,520	884
Net cash provided by (used in) operating activities	9,001	(13,628)	29,307
Cash flows from investing activities:
Purchases of investments, available-for-sale	(26,770)	(62,982)	(25,383)
Maturities and redemptions of investments, available-for-sale	14,774	11,028	15,988
Sales of fixed maturities, available-for-sale	—	66,880	—
Purchases of other investments	(133)	(957)	(2,190)
Distributions from other investments	631	3,270	2,088
Capital expenditures	(763)	(2,263)	(2,768)
Acquisition of identifiable intangible assets	(20)	(91)	(205)
Proceeds from sale of foreclosed real estate, net	—	1,769	—
Business acquired through asset purchase	—	—	(33,770)
Net cash (used in) provided by investing activities	(12,281)	16,654	(46,240)
Cash flows from financing activities:
Proceeds from term loan from principal stockholder	—	—	30,000
Net proceeds from issuance of common stock	76	68	91
Net cash provided by financing activities	76	68	30,091
Net change in cash, cash equivalents, and restricted cash	(3,204)	3,094	13,158
Cash, cash equivalents, and restricted cash, beginning of period	118,681	115,587	102,429
Cash, cash equivalents, and restricted cash, end of period	$115,477	$118,681	$115,587
See notes to consolidated financial statements.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

General

First Acceptance Corporation (the “Company”) is a holding company based in Nashville, Tennessee with operating subsidiaries whose primary operations include the selling, servicing, and underwriting of non-standard personal automobile insurance and related products. In 2017, our insurance operations generated revenue from selling non-standard personal automobile insurance products and related products in 16 states and conducted our servicing and underwriting operations in 13 states. In December 2016, we closed all of our retail locations and ceased writing new business in the state of Missouri. The Company issued policies of insurance through three wholly-owned subsidiaries: First Acceptance Insurance Company, Inc., First Acceptance Insurance Company of Georgia, Inc. and First Acceptance Insurance Company of Tennessee, Inc. (collectively, the “Insurance Companies”).

Basis of Consolidation and Reporting

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries which are all wholly-owned. The accounts of First Acceptance Statutory Trust I (“FAST I”) are not consolidated since it does not meet the requirements for consolidation of FASB ASC 810, Consolidation (see Note 10). These financial statements have been prepared in conformity with U.S. generally accepted accounting principles. All intercompany accounts and transactions have been eliminated in consolidation.

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

Investments

Investments, available-for-sale at fair value, include bonds with fixed principal payment schedules and mortgage-backed securities which are amortized using the retrospective method. These securities and investments in mutual funds are carried at fair value with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported in other comprehensive loss.

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

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash consist of bank demand deposits and other highly-liquid investments. All investments with maturities of three months or less at the date of purchase are considered cash equivalents. At December 31, 2017 and December 31, 2016, the Company had restricted cash equivalents of $18.5 million and $18.6 million, respectively.

Other Investments

Other investments consist of limited partnership interests and an investment in the common stock of a real estate investment trust (“REIT”).  Limited partnership interests are recorded at net asset value which approximates fair value. Valuations are based upon the GAAP financial statements of the partnerships which are required to be audited annually. The common stock of the REIT is recorded at a fair value with the corresponding unrealized appreciation or depreciation, net of deferred income taxes, reported in other comprehensive loss.

The change in net asset value of limited partnership interests and any dividends paid by the REIT are recorded in investment income in the consolidated statements of comprehensive loss.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company accounts for income tax uncertainties under the provisions of FASB ASC 740, Income Taxes. The Company has recognized no additional liability or reduction in deferred tax assets for unrecognized tax benefits at December 31, 2017 and 2016. Any interest and penalties incurred in connection with income taxes are recorded as a component of the provision for income taxes. The Company is generally not subject to U.S. federal, state or local income tax examinations by tax authorities for taxable years prior to 2013.

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

Foreclosed Real Estate Held for Sale

Foreclosed real estate held for sale is recorded at the lower of cost or fair value less estimated costs to sell. The Company periodically reviews its portfolio of foreclosed real estate held for sale using current information including (i) independent appraisals, (ii) general economic factors affecting the area where the property is located, (iii) recent sales activity and asking prices for comparable properties and (iv) costs to sell and/or develop that would serve to lower the expected proceeds from the disposal of the real estate. Gains (losses) realized on liquidation are recorded directly to operations and included in revenues. Foreclosed real estate held for sale assets of $0.2 million are included within other assets in the accompanying consolidated balance sheets at both December 31, 2017 and 2016.

On May 4, 2016, the Company sold one tract of land resulting in a gain of $1.2 million.

Deferred Acquisition Costs

Deferred acquisition costs include premium taxes and other variable underwriting and direct sales costs incurred in connection with writing successful new and renewal business. These costs are deferred and amortized over the policy period in which the related premiums are earned, to the extent that such costs are deemed recoverable from future unearned premiums and anticipated investment income. Advertising costs are expensed when incurred and are not a part of deferred acquisition costs. Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $16.9 million, $18.9 million and $16.3 million, respectively, and is included within insurance operating expenses in the accompanying consolidated statements of operations and comprehensive (loss) income.

Goodwill and Other Identifiable Intangible Assets

Goodwill and identifiable intangible assets are attributable to the Company’s insurance operations and were initially recorded at their estimated fair values at their dates of acquisition. Identifiable intangible assets with an indefinite life, (trade name and state insurance licenses) are not amortized for financial statement purposes while those with a definite life (policy renewal rights, customer relationships, and software licenses) are amortized in proportion to projected policy expirations or life of the asset. At December 31, 2017 and 2016, identifiable intangible assets were $6.9 million and $7.6 million, respectively, stated net of accumulated amortization expense of $2.3 million and $1.5 million, respectively. The remaining amortization expense over the five succeeding fiscal years is $0.6 million, $0.5 million, $0.4 million, $0.3 million, and $0.2 million.

The Company performs required annual impairment tests of its goodwill and identifiable intangible assets as of October 1st of each year. In the event that facts and circumstances indicate that goodwill or identifiable intangible assets may be impaired, an interim impairment test would be required. For goodwill impairment analysis purposes, the Company considers the Titan Agencies to be a separate reporting unit.

The Company follows the accounting guidelines, which allows companies to waive comparing the fair value of goodwill and intangible assets to their carrying amounts in assessing the recoverability of these assets if, based on qualitative factors, it is more likely than not that the fair value of the goodwill and intangible assets is greater than their carrying amounts. Based on a review of the relevant factors, the Company prepared a qualitative analysis for its annual impairment testing as of October 1, 2017, which did not indicate any impairment.

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

Approximately 18% of the Company’s total revenues are subject to the guidance in ASU No. 2014-09. Historically, approximately 40% of these revenues are in the form of commissions paid by third party insurance carriers which are earned upon the effective date of bound coverage, less an estimated allowance for return commissions based upon historical experience, since no significant performance obligation remains in these arrangements after coverage is bound and the control of the underlying insurance policy is transferred to the customer. Approximately 30% of these revenues are in the form of commissions paid by a third-party entity on the sales of ancillary insurance products that are earned on a pro-rata basis over the life of the underlying contracts, since the Company has a contractual performance obligation for these contracts. Approximately 30% of these revenues are derived from various fees related to insurance contracts that are recognized into income as the related services are performed and costs are incurred.

Based on our evaluation of this guidance, including contract reviews, the Company did not determine any impact to our consolidated financial statements in applying this new guidance as of January 1, 2018.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-20): Recognition and Measure of Financial Assets and Financial Liabilities” which requires entities to measure many equity investments at fair value and recognize changes in fair value in net income (loss), as opposed to the current practice of other comprehensive income (loss). The change will apply to the Company’s investments in mutual funds and preferred stock. The guidance also provides a new measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. Under this alternative, these investments can be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This guidance will apply to the Company’s other investment in the common stock of a real estate investment trust. The guidance is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those years. The Company will adopt this new guidance as of January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” which requires lessees to record most leases on their balance sheets as lease liabilities with corresponding right-of-use assets, but recognize expense in a manner similar to the current accounting treatment. The guidance is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company’s lease arrangements fall under this guidance and will be required to be shown on its consolidated balance sheet. The FASB has proposed a transition option that would allow entities to not apply the new guidance in the comparative periods they present in their financial statements in the year of adoption. The Company is

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

currently evaluating controls and processes to ensure this guidance is reflected properly on future consolidated financial statements and expects to adopt this guidance in its consolidated balance sheet as of March 31, 2019. As detailed in Note 8, the undiscounted contractual cash payments remaining on leased properties was $17.2 million as of December 31, 2017.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting” that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will provide relief to entities that make non-substantive changes to their share-based payment awards. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company currently has no intentions to modify any of its currently outstanding share-based payment awards.

In February 2018, the FASB issued ASU No. 2018-02 “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which gave entities the option to reclassify tax effects stranded in accumulated other comprehensive income (loss) as a result of the recent tax reform, to retained earnings (accumulated deficit). The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for reporting periods for which financial statements have not yet been issued or made available for issuance. The Company has elected to early adopt this standard and has chosen to apply this adjustment in 2017. As a result, the Company opted to reclassify a deferred tax liability of $86 thousand (based on specific identification) from accumulated other comprehensive income to accumulated deficit in the accompanying consolidated financial statements, as of and for the year ended December 31, 2017.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental Cash Flow Information

During the years ended December 31, 2017, 2016 and 2015, the Company paid $0.4 million, $0.3 million and $0.7 million, respectively, in income taxes and $4.4 million, $4.2 million and $1.7 million, respectively, in interest.

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares, while diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of such common shares and dilutive share equivalents. Dilutive share equivalents may result from the assumed exercise of employee stock options and restricted stock units and are calculated using the treasury stock method.

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

Fair Value of Financial Instruments

The carrying values and fair values of certain of the Company’s financial instruments were as follows (in thousands).

	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Investments, available-for-sale	$129,945	$129,945	$117,212	$117,212
Other investments	9,750	9,750	9,994	9,994
Liabilities:
Debentures payable	40,348	21,248	40,302	11,488
Term loan from principal stockholder	29,805	26,691	29,779	15,000

The fair values as presented represent the Company’s best estimates and may not be substantiated by comparisons to independent markets. The fair value of the debentures payable and the term loan from principal shareholder are categorized as Level 3,

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant	Proportionate
		Markets for	Observable	Unobservable	Share of
		Identical Assets	Inputs	Inputs	Net Assets
December 31, 2017	Total	(Level 1)	(Level 2)	(Level 3)	(NAV)
Fixed maturities, available-for-sale:
U.S. government and agencies	$19,347	$19,347	$—	$—	$—
Political subdivisions	4,083	—	4,083	—	—
Revenue and assessment	5,318	—	5,318	—	—
Corporate bonds	42,975	—	42,975	—	—
Collateralized mortgage obligations:
Agency backed	39,104	—	39,104	—	—
Non-agency backed – residential	2,670	—	2,670	—	—
Non-agency backed – commercial	405	—	405	—	—
Total fixed maturities, available-for-sale	113,902	19,347	94,555	—	—
Preferred stock, available-for-sale	3,104	3,104	—	—	—
Mutual funds, available-for-sale	12,939	12,939	—	—	—
Total investments, available-for-sale	129,945	35,390	94,555	—	—
Other investments	9,750	—	—	4,750	5,000
Cash, cash equivalents, and restricted cash	115,477	115,477	—	—	—
Total	$255,172	$150,867	$94,555	$4,750	$5,000

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant	Proportionate
		Markets for	Observable	Unobservable	Share of
		Identical Assets	Inputs	Inputs	Net Assets
December 31, 2016	Total	(Level 1)	(Level 2)	(Level 3)	(NAV)
Fixed maturities, available-for-sale:
U.S. government and agencies	$18,951	$18,951	$—	$—	$—
Political subdivisions	4,165	—	4,165	—	—
Revenue and assessment	5,683	—	5,683	—	—
Corporate bonds	45,540	—	45,540	—	—
Collateralized mortgage obligations:
Agency backed	22,422	—	22,422	—	—
Non-agency backed – residential	2,933	—	2,933	—	—
Non-agency backed – commercial	1,895	—	1,895	—	—
Total fixed maturities, available-for-sale	101,589	18,951	82,638	—	—
Preferred stock, available-for-sale	3,112	3,112	—	—	—
Mutual funds, available-for-sale	12,511	12,511	—	—	—
Total investments, available-for-sale	117,212	34,574	82,638	—	—
Other investments	9,994	—	—	4,858	5,136
Cash, cash equivalents, and restricted cash	118,681	118,681	—	—	—
Total	$245,887	$153,255	$82,638	$4,858	$5,136

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values of the Company’s investments are determined by management after taking into consideration available sources of data. All of the portfolio valuations classified as Level 1 or Level 2 in the above tables are priced exclusively by utilizing the services of independent pricing sources using observable market data. The Level 2 classified security valuations are obtained from a single independent pricing service. The Level 3 classified security in the table above consists of an investment in the common stock of a REIT for which fair value at December 31, 2017 has been determined using a recent observable market transaction and at December 31, 2016 using a model-driven valuation that did not have observable market data. There were no transfers between Level 1 and Level 2 for years ended December 31, 2017 and 2016. The Company’s policy is to recognize transfers between levels at the end of the reporting period based on specific identification. The Company has not made any adjustments to the prices obtained from the independent pricing source.

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

The following table represents the quantitative disclosure for those assets classified as Level 3 during the year ended December 31, 2017 (in thousands).

Fair Value
Measurements Using
Significant Unobservable
Inputs (Level 3)

Common Stock
at Fair Value
Balance at December 31, 2016	$4,858
Gains included in net loss	—
Losses included in comprehensive loss	(186)
Investments and capital calls	78
Distributions received	—
Transfers into and out of Level 3	—
Balance at December 31, 2017	$4,750

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Investments

Investments, Available-for-Sale

The following tables summarize the Company’s investment securities (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
U.S. government and agencies	$19,642	$70	$(365)	$19,347
Political subdivisions	4,111	—	(28)	4,083
Revenue and assessment	5,145	178	(5)	5,318
Corporate bonds	44,070	50	(1,145)	42,975
Collateralized mortgage obligations:
Agency backed	39,823	61	(780)	39,104
Non-agency backed – residential	2,059	617	(6)	2,670
Non-agency backed – commercial	54	351	—	405
Total fixed maturities, available-for-sale	114,904	1,327	(2,329)	113,902
Preferred stock, available-for-sale	3,025	193	(114)	3,104
Mutual funds, available-for-sale	11,813	1,126	—	12,939
	$129,742	$2,646	$(2,443)	$129,945

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
U.S. government and agencies	$19,142	$112	$(303)	$18,951
Political subdivisions	4,233	—	(68)	4,165
Revenue and assessment	5,539	185	(41)	5,683
Corporate bonds	47,238	107	(1,805)	45,540
Collateralized mortgage obligations:
Agency backed	23,093	73	(744)	22,422
Non-agency backed – residential	2,411	529	(7)	2,933
Non-agency backed – commercial	1,408	487	—	1,895
Total fixed maturities, available-for-sale	103,064	1,493	(2,968)	101,589
Preferred stock, available-for-sale	3,025	198	(111)	3,112
Mutual funds, available-for-sale	11,813	698	—	12,511
	$117,902	$2,389	$(3,079)	$117,212

The following table sets forth the scheduled maturities of the Company’s fixed maturity securities based on their fair values (in thousands). Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

			Securities
	Securities	Securities	with No	All
	with	with	Unrealized	Fixed
	Unrealized	Unrealized	Gains or	Maturity
December 31, 2017	Gains	Losses	Losses	Securities
One year or less	$2,219	$—	$—	$2,219
After one through five years	4,798	26,818	—	31,616
After five through ten years	1,750	28,372	—	30,122
After ten years	4,715	3,052	—	7,767
No single maturity date	12,991	29,187	—	42,178
	$26,473	$87,429	$—	$113,902

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value and gross unrealized losses of investments, available-for-sale, by the length of time that individual securities have been in a continuous unrealized loss position follows (in thousands).

	Less than 12 months		12 months or longer
December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Gross Losses
U.S. government and agencies	$7,746	$(72)	$10,020	$(293)	$(365)
Political subdivisions	4,083	(28)	—	—	(28)
Revenue and assessment	1,067	(5)	—	—	(5)
Corporate bonds	10,730	(123)	25,235	(1,022)	(1,145)
Collateralized mortgage obligations:
Agency backed	9,085	(95)	19,730	(685)	(780)
Non-agency backed – residential	265	(1)	106	(5)	(6)
Non-agency backed – commercial	—	—	—	—	—
Total fixed maturities, available-for-sale	32,976	(324)	55,091	(2,005)	(2,329)
Preferred stock, available-for-sale	—	—	1,411	(114)	(114)
Mutual funds, available-for-sale	—	—	—	—	—
	$32,976	$(324)	$56,502	$(2,119)	$(2,443)

	Less than 12 months		12 months or longer
December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Gross Losses
U.S. government and agencies	$14,837	$(303)	$—	$—	$(303)
Political subdivisions	4,166	(68)	—	—	(68)
Revenue and assessment	2,783	(41)	—	—	(41)
Corporate bonds	41,057	(1,805)	—	—	(1,805)
Collateralized mortgage obligations:
Agency backed	21,637	(744)	—	—	(744)
Non-agency backed – residential	105	(7)	—	—	(7)
Non-agency backed – commercial	—	—	—	—	—
Total fixed maturities, available-for-sale	84,585	(2,968)	—	—	(2,968)
Preferred stock, available-for-sale	1,415	(111)	—	—	(111)
Mutual funds, available-for-sale	—	—	—	—	-
	$86,000	$(3,079)	$—	$—	$(3,079)

The following table reflects the number of fixed maturity securities with gross unrealized gains and losses. Gross unrealized losses are further segregated by the length of time that individual securities have been in a continuous unrealized loss position.

	Gross Unrealized Losses
	Less than	Greater	Gross
	or equal to	than 12	Unrealized
At:	12 months	months	Gains
December 31, 2017	12	26	31
December 31, 2016	37	—	40

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 The following table reflects the fair value and gross unrealized losses of those fixed maturity securities in a continuous unrealized loss position for greater than 12 months as of December 31, 2017. Gross unrealized losses are further segregated by the percentage of amortized cost (in thousands, except number of securities). There were no fixed maturity securities in a continuous unrealized loss position for greater than 12 months as of December 31, 2016.

	Number		Gross
Gross Unrealized Losses	of	Fair	Unrealized
at December 31, 2017:	Securities	Value	Losses
Less than or equal to 10%	26	$56,502	(2,119)
Greater than 10%	—	—	—
	26	$56,502	$(2,119)

The following tables set forth the amount of gross unrealized losses by current severity (as compared to amortized cost) and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at December 31, 2017:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$10,682	$(55)	$(55)	$—	$—
Six months	22,294	(269)	(269)	—	—
Nine months	—	—	—	—	—
Twelve months	—	—	—	—	—
Greater than twelve months	56,502	(2,119)	(1,648)	(471)	—
Total	$89,478	$(2,443)	$(1,972)	$(471)	$—

	Fair Value of
	Securities with
Length of	Gross	Gross	Severity of Gross Unrealized Losses
Gross Unrealized Losses	Unrealized	Unrealized	Less	5% to	Greater
at December 31, 2016:	Losses	Losses	than 5%	10%	than 10%
Less than or equal to:
Three months	$58,550	$(1,886)	$(1,461)	$(425)	$—
Six months	27,193	(1,186)	(232)	(954)	—
Nine months	152	—	—	—	—
Twelve months	105	(7)	—	(7)	—
Greater than twelve months	—	-	—	—	—
Total	$86,000	$(3,079)	$(1,693)	$(1,386)	$—

Other Investments

Other investments consist of the common stock of a REIT and limited partnership interests in three funds that invest in (i) commercial real estate and secured commercial real estate loans acquired from financial intuitions, (ii) undervalued international publicly-traded equities and (iii) a pre-identified pool of select buyout private equity funds. These investments have redemption and transfer restrictions. The Company withdrew from another limited partnership investment and received the final withdrawal installment in July 2016. The Company does not intend to sell any of the remaining investments, and it is more likely than not that the Company will not be required to sell them before the expiration of such restrictions. At December 31, 2017, the Company had unfunded commitments of $2.5 million with two of these investments.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restrictions

At December 31, 2017, fixed maturities and cash equivalents with a fair value and amortized cost of $6.2 million were on deposit with various insurance departments as a requirement of doing business in those states. Cash equivalents with a fair value and amortized cost of $18.3 million were on deposit with another insurance company as collateral for an assumed reinsurance contract.

Investment Income and Net Realized Gains and Losses

The major categories of investment income follow (in thousands).

	Year Ended December 31,
	2017	2016	2015
Fixed maturities, available-for-sale	$2,996	$3,558	$4,220
Mutual funds, available-for-sale	680	704	666
Other investments	440	427	396
Cash and cash equivalents	1,083	448	236
Investment expenses	(480)	(488)	(494)
	$4,719	$4,649	$5,024

The components of net realized (losses) gains on investments, available-for-sale follow (in thousands).

	Year Ended December 31,
	2017	2016	2015
Gains	$—	$4,982	$15
Losses	(3)	(22)	(26)
Other than temporary impairment	—	(147)	—
	$(3)	$4,813	$(11)

Realized gains and losses on sales and redemptions are computed based on specific identification. The non-credit related portion of OTTI is included in other comprehensive loss. The amounts of non-credit OTTI for securities still owned was $1.0 million at both December 31, 2017 and 2016.

Other-Than-Temporary Impairment

The Company separates OTTI into the following two components: (i) the amount related to credit losses, which is recognized in the consolidated statement of operations and comprehensive loss and (ii) the amount related to all other factors, which is recorded in other comprehensive loss. The credit-related portion of an OTTI is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

actions. Based on these factors, the Company makes a determination as to the probability of recovering principal and interest on the security.

The Company did not recognize any OTTI charges in net loss for the years ended December 31, 2017 and 2015. The Company recognized an OTTI charge for one mutual fund resulting in a loss of $147 thousand for the year ending December 31, 2016.

The following is a progression of the credit-related portion of OTTI on investments owned at December 31, 2017, 2016, and 2015 (in thousands).

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$(2,184)	$(2,632)	$(2,632)
Additional credit impairments on:
Previously impaired securities	—	—	—
Securities without previous impairments	—	(147)	—
	—	(147)	—
Reductions for securities deemed worthless and realized	314	595	—
	$(1,870)	$(2,184)	$(2,632)

 The Company believes that the remaining securities having unrealized losses at December 31, 2017 were impacted by changes in interest rates and are not other-than-temporarily impaired. The Company also does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell any of these securities before the recovery of their amortized cost basis.

4.	Reinsurance

Total premiums written and earned are summarized as follows (in thousands).

	Year Ended December 31,
	2017		2016		2015
	Written	Earned	Written	Earned	Written	Earned
Direct	$254,530	$248,803	$262,110	$265,256	$247,498	$233,652
Assumed	28,072	29,843	37,381	38,522	35,500	33,707
Ceded	(425)	(425)	(450)	(450)	(372)	(372)
Total	$282,177	$278,221	$299,041	$303,328	$282,626	$266,987

Assumed business represents private-passenger non-standard automobile insurance premiums in Texas written through a program with a county mutual insurance company and assumed by the Company through 100% quota-share reinsurance. The percentages of premiums assumed to net premiums written was 10%, 13%, and 13% for each of the years ended December 31, 2017, 2016 and 2015, respectively.

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

At December 31, 2017, the Insurance Companies had unsecured aggregate reinsurance receivables of $0.9 million.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Ceded premiums earned and reinsurance recoveries on losses and loss adjustment expenses were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Ceded premiums earned	$425	$450	$372
Reinsurance recoveries on losses and loss adjustment expenses	$208	$589	$239

5.	Stock-Based Compensation Plans

Employee Stock-Based Incentive Plan

The Company has issued stock options (“Stock Option Awards”) and restricted stock units (“Restricted Stock Units”) to employees and directors under its Amended and Restated First Acceptance Corporation 2002 Long Term Incentive Plan (the “Plan”) and accounts for such issuances in accordance with FASB ASC 718, Compensation – Stock Compensation. At December 31, 2017, there were 6,450,143 shares remaining available for issuance under the Plan.

Stock Option Awards were all granted with an exercise price equal to or greater than the market price of the Company’s stock at the date of grant. Stock Option Awards expire over five or ten years from the date of grant and were all fully vested as of January 2016. Compensation expense related to Stock Option Awards was calculated under the fair value method and recorded on a straight-line basis over the vesting period. No Stock Option Awards have been granted since January 2012. All 120,000 options outstanding expire on March 17, 2018 having a $3.04 exercise price.

A summary of the activity for the Company’s Stock Option Awards is presented below (in thousands, except per share data).

	Options	Exercise Price	Weighted Average Exercise Price	Aggregated Intrinsic Value
Options outstanding at December 31, 2014	1,120	$1.45-$3.04	$1.87
Forfeited	(35)	$3.04	$3.04
Options outstanding at December 31, 2015	1,085	$1.45-$3.04	$1.83
Forfeited	(115)	$1.45-$3.04	$2.00
Options outstanding at December 31, 2016	970	$1.45-$3.04	$1.81
Forfeited	(850)	$1.45-$3.04	$1.64
Options outstanding at December 31, 2017	120	$3.04	$3.04	$-
Options exercisable/vested at December 31, 2017	120		$3.04	$-

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes Restricted Stock Units that the Compensation Committee of the Board of Directors of the Company awarded to executive officers (in thousands, except per share data). Such Restricted Stock Units will vest, and an equal number of shares of common stock will be deliverable upon the third anniversary of the dates of grants. Compensation expense related to the units was calculated based upon the closing market prices of the common stock on the dates of grants and is recorded on a straight-line basis over the vesting period.

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value per Share
Non-vested at January 1, 2015	—	$—
Granted	141	2.44
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2015	141	2.44
Granted	146	2.30
Vested	(39)	2.40
Forfeited	(79)	2.37
Non-vested at December 31, 2016	169	2.36
Granted	586	1.21
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2017	755	$1.46

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the First Acceptance Corporation Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may purchase shares of the Company’s common stock at a price equal to the lower of the closing market price on the first or last trading day of a six-month period. ESPP participants can authorize payroll deductions, administered through an independent plan custodian, of up to 15% of their salary to purchase semi-annually (June 30 and December 31) up to $25,000 of the Company’s common stock during each calendar year. The Company’s Board of Directors may at any time amend the ESPP in any respect, including termination of the ESPP, without notice to the employees. The Company has reserved 600,000 shares of common stock for issuance under the ESPP. Employees purchased approximately 68,000, 64,000, and 37,000 shares during the years ended December 31, 2017, 2016 and 2015, respectively. Compensation expense attributable to subscriptions to purchase shares under the ESPP was $20 thousand, $19 thousand and $12 thousand for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, 118,456 shares remain available for issuance under the ESPP.

6.	Employee Benefit Plan

The Company sponsors a defined contribution retirement plan (“401k Plan”) under Section 401(k) of the Internal Revenue Code. The 401k Plan covers substantially all employees who meet specified service requirements. Under the 401k Plan, the Company may, at its discretion, match 100% of the first 3% of an employee’s salary plus 50% of the next 2% up to the maximum allowed by the Internal Revenue Code. The Company’s contributions to the 401k Plan for the years ended December 31, 2017, 2016 and 2015 were $1.3 million, $1.1 million and $1.0 million, respectively, and are included within insurance operating expenses in the accompanying consolidated statements of operations and comprehensive loss.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Property and Equipment

The components of property and equipment are as follows (in thousands).

	Year Ended December 31,
	2017	2016
Furniture and equipment	$16,208	$15,583
Leasehold improvements	3,877	3,844
Aircraft	190	190
	20,275	19,617
Less: Accumulated depreciation	(17,387)	(15,404)
Property and equipment, net	$2,888	$4,213

Depreciation expense related to property and equipment was $2.1 million, $2.5 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

8.	Lease Commitments

The Company is committed under various operating lease agreements for office space. Certain lease agreements contain renewal options and rent escalation clauses. Rental expense for the years ended December 31, 2017, 2016 and 2015 was $9.9 million, $11.3 million and $11.2 million, respectively, and is included within insurance operating expenses in the accompanying consolidated statements of operations and comprehensive loss. Future minimum lease payments primarily under these agreements follow (in thousands).

For the Year Ended December 31,	Amount
2018	$6,363
2019	4,101
2020	2,383
2021	1,429
2022	756
Thereafter	2,133
Total	$17,165

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Losses and Loss Adjustment Expenses Incurred and Paid

The Company underwrites primarily a single product in the form of a non-standard personal automobile policy. Although this product can vary in terms of its coverages (liability and physical damage), disaggregation by these coverages is not considered meaningful due to the relative immateriality of the physical damage component which is only approximately 5% of the ending liability for unpaid losses and LAE. Additionally, the amount of renters coverage sold as an optional product is likewise immaterial. Information regarding the reserve for unpaid losses and loss adjustment expenses (“LAE”) is as follows (in thousands).

	Year Ended December 31,
	2017	2016	2015
Liability for unpaid losses and LAE at beginning of year, gross	$161,079	$122,071	$96,613
Reinsurance balances receivable	(769)	(464)	(362)
Liability for unpaid losses and LAE at beginning of year, net	160,310	121,607	96,251
Add: Provision for losses and LAE:
Current year	223,056	278,366	218,186
Prior year	(2,271)	30,636	845
Net losses and LAE incurred	220,785	309,002	219,031
Less: Losses and LAE paid:
Current year	120,708	163,792	129,216
Prior year	102,097	106,507	64,459
Net losses and LAE paid	222,805	270,299	193,675
Liability for unpaid losses and LAE at end of year, net	158,290	160,310	121,607
Reinsurance balances receivable	840	769	464
Liability for unpaid losses and LAE at end of year, gross	$159,130	$161,079	$122,071

The favorable change in the estimate of unpaid losses and loss adjustment expenses of $2.3 million for the year ended December 31, 2017 was the net result of favorable LAE development related to bodily injury claims over the 2014-2016 accident years, offset by unfavorable development on losses related to bodily injury severity over the 2014-2016 accident years.

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

The information about incurred and paid claims development for the 2008 to 2016 years, and the average annual percentage payout of incurred claims by age as of December 31, 2017, is presented as required supplementary information.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Incurred losses and loss adjustment expenses, net of reinsurance, by accident year are as follows (in thousands).

	For the years ended December 31,
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	187,583	174,921	174,312	175,044	175,849	176,468	176,947	177,190	177,226	$177,892
2009		146,584	140,539	140,501	141,936	142,819	142,772	142,546	142,705	142,703
2010			135,458	133,283	134,470	134,446	134,191	134,144	133,983	134,000
2011				126,384	126,886	126,272	126,373	125,810	125,670	125,703
2012					144,231	140,111	140,249	140,673	141,375	141,100
2013						145,878	140,775	142,053	144,076	144,450
2014							166,179	165,991	171,827	171,372
2015								218,186	240,419	240,388
2016									278,366	275,768
2017										223,056
Total										$1,776,432

Cumulative paid losses and loss adjustment expenses, net of reinsurance, by accident year are as follows (in thousands).

	For the years ended December 31,
Accident	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
year	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	122,207	160,366	169,373	172,768	174,688	175,700	176,331	176,907	177,154	$177,159
2009		92,372	127,355	135,701	139,436	141,399	142,294	142,441	142,654	142,700
2010			87,319	120,301	128,843	131,878	132,989	133,648	133,896	133,981
2011				82,945	113,199	120,790	123,888	125,012	125,383	125,541
2012					89,159	123,869	133,397	137,968	139,781	140,554
2013						88,726	124,021	134,931	141,444	143,481
2014							98,437	144,943	162,702	167,973
2015								129,216	208,533	227,388
2016									163,792	238,657
2017										120,708
Total										$1,618,142
Total outstanding reserves for unpaid losses and LAE, net of reinsurance										$158,290

As of December 31, 2017, frequency of claims by accident based on number of claimants is as follows.

Accident year	Incurred losses and LAE, net of reinsurance	Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative number of reported claims
2008	$177,892	$—	100,189
2009	142,703	—	78,607
2010	134,000	17	71,138
2011	125,703	138	66,310
2012	141,100	366	73,546
2013	144,450	741	74,057
2014	171,372	2,449	85,334
2015	240,388	9,183	109,847
2016	275,768	27,195	117,923
2017	223,056	63,131	85,508

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The average historical annual percentage payout of incurred losses by age, net of reinsurance is as follows. The amounts reflected below represent the average length of time between the occurrence of a loss and its payment.

	(Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Non-standard auto	57.4%	28.9%	8.2%	3.4%	1.3%	0.5%	0.2%	0.1%	0.0%	0.0%

10.	Debentures Payable and Term Loan from Principal Stockholder

In June 2007, First Acceptance Statutory Trust I (“FAST I”), a wholly-owned unconsolidated subsidiary trust of the Company, issued 40,000 shares of preferred securities at $1,000 per share to outside investors and 1,240 shares of common securities to the Company, also at $1,000 per share. FAST I used the proceeds from the sale of the preferred securities to purchase $41.2 million of junior subordinated debentures from the Company. The sole assets of FAST I are $41.2 million of junior subordinated debentures issued by the Company. The debentures will mature on July 30, 2037 and are currently redeemable by the Company in whole or in part and the preferred securities are callable. The debentures paid a fixed rate of 9.277% until July 30, 2012, after which the rate became variable (Three-Month LIBOR plus 375 basis points, resetting quarterly). The interest rate related to the debentures ranged from 4.637% to 5.128% during 2017. In January 2018, the interest rate reset to 5.517% through April 2018.

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

The debentures are classified as debentures payable in the Company’s consolidated balance sheets and the interest paid on these debentures is classified as interest expense in the consolidated statements of operations and comprehensive (loss) income. At December 31, 2017, the unamortized debt discount and issuance costs of $0.9 million are being amortized to interest expense over the term of the debentures.

On June 29, 2015, to finance the acquisition of the Titan Agencies, the Company borrowed the full amount under a $30 million Loan Agreement (the “Loan Agreement”) with Diamond Family Investments, LP, an affiliate of Gerald J. Ford, the Company’s controlling stockholder.  The Loan Agreement provided a $30 million interest-only senior term loan facility, maturing in full on June 29, 2025. Commencing June 29, 2016, the Company has the right to prepay the loan in whole or in part, in cash, without premium or penalty, upon written notice to the lender. Amounts prepaid under the Loan Agreement may not be reborrowed. The term loan outstanding under the Loan Agreement bears interest at a rate of 8% per annum. The Loan Agreement contains certain representations, warranties and covenants. The Loan Agreement also contains customary events of default, including but not limited to: nonpayment; material inaccuracy of representations and warranties; violations of covenants; cross-default to material indebtedness; certain material judgments; certain bankruptcies and liquidations; invalidity of the loan documents and related events; and a change of control (as defined in the Loan Agreement). At December 31, 2017 the unamortized loan issuance costs of $0.2 million are being amortized to interest expense over the term of the loan.

11.	Income Taxes

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act makes broad changes to U.S. federal tax law including but not limited to a reduction in the federal corporate tax rate from 35% to 21%, and temporary differences related to the computation of tax loss and loss adjustment expense reserves and limitations on the interest expense deduction.

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of the Act for the reporting period of enactment. SAB 118 allows the Company to provide a provisional estimate of the impacts of the Act during a measurement period similar to the measurement period used when accounting for business combinations. Adjustments to provisional estimates and additional impacts from Tax Reform must be recorded as they are identified during the measurement period as provided for in SAB 118.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2017, we have made an estimate of the effects on our existing deferred tax balances and recognized a provisional amount of $12.5 million which is included as a component of the provision for income taxes. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 21% for federal purposes. However, we are still analyzing certain aspects of the Act and refining our calculations which could potentially affect the measurement of these balances as permitted under SAB 118.

The benefit for income taxes consisted of the following (in thousands).

	Year Ended December 31,
	2017	2016	2015
Federal:
Current	$123	$—	$20
Deferred	14,760	(16,024)	(893)
	14,883	(16,024)	(873)
State:
Current	184	328	255
Deferred	123	(152)	(24)
	307	176	231
	$15,190	$(15,848)	$(642)

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal corporate tax rate of 21% to (loss) income before income taxes as a result of the following (in thousands).

	Year Ended December 31,
	2017	2016	2015
Provision (benefit) for income taxes at statutory rate	$2,305	$(15,796)	$(900)
Tax effect of:
Tax-exempt investment income	(66)	(48)	(22)
Change in the beginning of the period balance of the valuation allowance for deferred tax assets allocated to federal income taxes	1	(157)	9
Stock-based compensation	229	64	22
State income taxes, net of federal income tax benefit and state valuation allowance	243	60	142
Effect of federal tax law change	12,509	-	-
Other items	(31)	29	107
	$15,190	$(15,848)	$(642)

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 The tax effects of temporary differences that give rise to the net deferred tax assets and liabilities are presented below (in thousands).

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$13,380	$24,208
Stock-based compensation	164	404
Unearned premiums and loss and loss adjustment expense reserves	5,408	6,752
Goodwill and identifiable intangible assets	853	2,832
Alternative minimum tax (“AMT”) credit carryforwards	1,991	2,015
Accrued expenses and other nondeductible items	1,292	1,345
Other	2,434	3,619
	25,522	41,175
Deferred tax liabilities:
Deferred acquisition costs	(1,039)	(1,698)
Identifiable intangible assets	(1,200)	(1,872)
Loss reserve discounting	(1,206)	—
Other	(191)	(92)
	(3,636)	(3,662)
Total net deferred tax asset	21,886	37,513
Less: Valuation allowance	(1,337)	(1,872)
Net deferred tax asset	$20,549	$35,641

The Company had a valuation allowance of $1.3 and $1.9 million at December 31, 2017 and 2016, respectively, relating to certain amounts that are more likely than not to be realized. In assessing our ability to realize the deferred tax asset (“DTA”), both positive and negative evidence are used to evaluate the allowance. Although the Company incurred a pre-tax loss of $45.1 million in 2016, which is a source of negative evidence, we placed greater weight on the Company’s outlook for future taxable income over the allowable time period for realization of the DTA, the Company has concluded that it is more likely than not that the remaining DTA will be realized. Regarding the length of time available to realize the DTA, at December 31, 2017, $13.4 million of the DTA related to net operating loss carryforwards do not expire until 2032 through 2036 and $2.0 million in AMT (“Alternative Minimum Tax”) credit carryforwards are fully refundable by 2021 under the new tax legislation if not utilized. The DTA valuation allowance may be adjusted in future periods if management determines that it is more likely than not that some portion or all of the DTA will not be realized. In the event the DTA valuation allowance is adjusted, the Company would record an income tax expense for the adjustment.

12.	Net Loss Per Share

Basic EPS are computed using the weighted average number of shares outstanding. Diluted EPS are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding securities with a right to purchase or convert into common stock.

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data).

	Year Ended December 31,
	2017	2016	2015
Net loss	$(8,604)	$(29,282)	$(1,930)
Weighted average common basic shares	41,286	41,085	41,030
Basic and diluted net loss per share	$(0.21)	$(0.71)	$(0.05)

For the year ended December 31, 2017, the computation of diluted net loss per share did not include restricted stock units convertible into 755 thousand shares, a dilutive effect of 103 thousand shares, since their inclusion would have been anti-dilutive. Options to purchase 120 thousand shares for the year ended December 31, 2017 were not included in the computation of diluted net loss per share as their exercise prices were in excess of the average stock prices for the year.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the year ended December 31, 2016, the computation of diluted net loss per share did not include options to purchase approximately 750 thousand shares, a dilutive effect of 127 thousand shares, and restricted stock units convertible into 169 thousand shares, a dilutive effect of 17 thousand shares, since their inclusion would have been anti-dilutive. Options to purchase 220 thousand shares for the year ended December 31, 2016 were not included in the computation of diluted net loss per share as their exercise prices were in excess of the average stock prices for the year.

For the year ended December 31, 2015, the computation of diluted net loss per share did not include options to purchase approximately 825 thousand shares, a dilutive effect of 319 thousand shares, and restricted stock units convertible into 141 thousand shares, a dilutive effect of 26 thousand shares, since their inclusion would have been anti-dilutive. Options to purchase 260 thousand shares for the year ended December 31, 2015 were not included in the computation of diluted net loss per share as their exercise prices were in excess of the average stock prices for the year.

13.	Concentrations of Credit Risk

At December 31, 2017, the Company had certain concentrations of credit risk with several financial institutions in the form of cash, cash equivalents, and restricted cash, which amounted to $115.5 million. For purposes of evaluating credit risk, the stability of financial institutions conducting business with the Company and the amount of available Federal Deposit Insurance Corporation insurance is periodically reviewed. If the financial institutions failed to completely perform under terms of the financial instruments, the exposure for credit loss would be the amount of the financial instruments less amounts covered by regulatory insurance.

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

The Company is named as a defendant in various lawsuits, arising in the ordinary course of business, generally relating to its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves. The Company also faces lawsuits from time to time that seek damages beyond policy limits, commonly known as bad faith claims, as well as class action and individual lawsuits that involve issues arising in the course of the Company’s business. The Company continually evaluates potential liabilities and reserves for litigation of these types using the criteria established by FASB ASC 450, Contingencies (“FASB ASC 450”). Pursuant to FASB ASC 450, reserves for a loss may only be recognized if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will disclose, if it can be estimated, a possible range of loss or state that an estimate cannot be made. Management evaluates each legal action and records reserves for losses as warranted by establishing a reserve in its consolidated balance sheets in loss and loss adjustment expense reserves for bad faith claims and in other liabilities for other lawsuits. Amounts incurred are recorded in the Company’s consolidated statements of operations and comprehensive loss in losses and loss adjustment expenses for bad faith claims and in insurance operating expenses for other lawsuits unless otherwise disclosed.

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

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents selected financial data by business segment (in thousands).

	Year Ended December 31,
	2017	2016	2015
Revenues:
Insurance	$347,448	$388,323	$331,828
Real estate and corporate	70	1,300	64
Consolidated total	$347,518	$389,623	$331,892
Income (loss) before income taxes:
Insurance	$12,483	$(40,685)	$338
Real estate and corporate	(5,897)	(4,445)	(2,910)
Consolidated total	$6,586	$(45,130)	$(2,572)

	December 31,
	2017	2016
Total assets:
Insurance	$361,869	$354,008
Real estate and corporate	33,990	46,066
Consolidated total	$395,859	$400,074

16.	Statutory Financial Information and Accounting Policies

The statutory-basis financial statements of the Insurance Companies are prepared in accordance with accounting practices prescribed or permitted by the Department of Insurance in each respective state of domicile. Each state of domicile requires that insurance companies domiciled in the state prepare their statutory-basis financial statements in accordance with the National Association of Insurance Commissioners Accounting Practices and Procedures Manual subject to any deviations prescribed or permitted by the insurance commissioner in each state of domicile. The Insurance Companies are required to report their risk-based capital (“RBC”) each December 31. Failure to maintain an adequate RBC could subject the Insurance Companies to regulatory action and could restrict the payment of dividends. At December 31, 2017, the RBC levels of the Insurance Companies did not subject them to regulatory action.

At December 31, 2017 and 2016, on a consolidated statutory basis, the capital and surplus of the Insurance Companies was $66.1 million and $58.9 million, respectively. For the years ended December 31, 2017, 2016 and 2015, consolidated statutory net income (loss) of the Insurance Companies was $2.8 million, ($52.0) million and ($7.3) million, respectively.

The maximum amount of dividends which can be paid by First Acceptance Insurance Company, Inc. (“FAIC”) to the Company, without the prior approval of the Texas insurance commissioner, is limited to the greater of 10% of statutory capital and surplus at December 31st of the next preceding year or net income for the year. In addition, dividends may only be paid from unassigned funds (surplus) and an insurance company’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2017, FAIC could not pay any dividends to the Company due to a negative unassigned surplus position.

17. Related Parties

In April 2016, the Company entered into standard agreements for Treasury and Custodial Services with a bank indirectly owned 15% by our principal stockholder. The fees under these agreements for the years ended December 31, 2017 and 2016 were $167 thousand and $112 thousand, respectively.

As further detailed in Note 10, in June 2015, the Company borrowed $30 million from Diamond Family Investments, LP, an affiliate of Gerald J. Ford, the Company’s controlling stockholder.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Current Liquidity and Statutory Capital and Surplus

The Company has $70.0 million in long-term borrowings of which $40.0 million matures in 2037 and $30.0 million matures in 2025. At December 31, 2017, the Company was in compliance with the covenants related to these borrowings. Such borrowings are not obligations of the Company’s regulated insurance company subsidiaries who at December 31, 2017 had combined statutory capital and surplus of $66.1 million. The Company believes that it has sufficient liquidity to meet its current obligations in the foreseeable future, including the payment of interest on its long-term borrowings which it currently funds through the cash flows of its agency operations which are generated outside the Company’s regulated insurance company subsidiaries and are not subject to any limitation on the payment of dividends to the holding company.

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

The National Association of Insurance Commissioners (“NAIC”) Model Act for risk-based capital provides formulas to determine each December 31 on an annual basis the amount of statutory capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. Failure to meet applicable minimum risk-based capital requirements could subject our insurance company subsidiaries to further examination or corrective action imposed by state regulators, including limitations on their writing of additional business, state supervision or even liquidation. Risk-based capital calculations are only made as of each December 31, and the three insurance company subsidiaries were each above the minimum regulatory company action levels as of December 31, 2016. There are also statutory guidelines that suggest that on an annual calendar year basis an insurance company should not exceed a ratio of net premiums written to statutory capital and surplus of 3-to-1. On a combined basis, the ratio for the insurance company subsidiaries of net premiums written for the last twelve months to statutory capital and surplus was 4.27-to-1 at December 31, 2017 which is in excess of the suggested guidelines. Management is currently operating under a business plan to reduce premium writings and increase statutory capital and surplus to address the net premiums written to statutory capital and surplus guideline. For the year ended December 31, 2017, the insurance company subsidiaries experienced an increase in combined statutory capital and surplus of $7.2 million and a reduction in premiums written by $17.0 million, or 6%.

19.	Selected Quarterly Financial Data (unaudited)

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations. Selected quarterly financial data is summarized as follows (in thousands, except per share data).

	Total Revenues	(Loss) Income Before Income Taxes	Net (Loss) Income	Basic and Diluted Net (Loss) Income Per Share
Year Ended December 31, 2017:
December 31, 2017	$82,054	$3,139	$(10,429)	$(0.26)
September 30, 2017	85,984	3,351	1,998	0.05
June 30, 2017	91,411	(1,480)	(903)	(0.02)
March 31, 2017	88,069	1,576	730	0.02
Year Ended December 31, 2016:
December 31, 2016	$87,806	$(5,822)	$(3,545)	$(0.09)
September 30, 2016	102,115	(327)	(333)	(0.01)
June 30, 2016	102,754	(30,607)	(19,899)	(0.48)
March 31, 2016	96,948	(8,374)	(5,505)	(0.13)

Net (loss) income for the quarter ended December 31, 2017 included a reduction in the deferred tax asset of $12.5 million as a result of the enactment of legislation to reduce the corporate income tax rate.

Income before income taxes for the quarter ended June 30, 2016 included unfavorable loss development of $25.8 million.

FIRST ACCEPTANCE CORPORATION 10-K

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) at December 31, 2014. Based on that evaluation, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective at December 31, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective at December 31, 2017.

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

Information with respect to our directors and executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2018, is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2018, is incorporated herein by reference.

Information with respect to our code of business conduct and ethics, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2018, is incorporated herein by reference.

Information with respect to our corporate governance disclosures, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2018, is incorporated herein by reference.

Item 11.	Executive Compensation

Information with respect to the compensation of our executive officers, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2018, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2018, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions, and director independence, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2018, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to the fees paid to and services provided by our principal accountants, set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2018, is incorporated herein by reference.

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

10.1	Amended and Restated First Acceptance Corporation 2002 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated November 23, 2009).†

10.3	Form of Nonqualified Stock Option Agreement under the Company’s 2002 Long Term Incentive Plan.†

10.4	Second Amended and Restated First Acceptance Corporation Employee Stock Purchase Plan.

10.5	Form of Restricted Stock Award Agreement of Outside Directors under the Company’s 2002 Long Term Incentive Plan.†

10.6	Form of Indemnification Agreement between the Company and each of the Company’s directors and executive officers.†

10.7	Junior Subordinated Indenture, dated June 15, 2007, between First Acceptance Corporation and Wilmington Trust Company.

10.8	Guarantee Agreement, dated June 15, 2007, between First Acceptance Corporation and Wilmington Trust Company.

10.9	Amended and Restated Trust Agreement, dated June 15, 2007, among First Acceptance Corporation, Wilmington Trust Company and the Administrative Trustees Named Therein.

10.10	Loan Agreement, dated June 29, 2015, amount First Acceptance Corporation and the Lenders party thereto.
10.5	Form of Restricted Stock Award Agreement of Outside Directors under the Company’s 2002 Long Term Incentive Plan.†
14	First Acceptance Corporation Code of Business Conduct and Ethics.*

21	Subsidiaries of First Acceptance Corporation.*

23.1	Consent of Ernst & Young LLP.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).*

32.1	Principal Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Principal Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101 –	XBRL *

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

FIRST ACCEPTANCE CORPORATION 10-K

Item 16.	Form 10-K Summary

None.

FIRST ACCEPTANCE CORPORATION 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION

Date: March 6, 2018	By	/s/ Kenneth D. Russell
Kenneth D. Russell Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth D. Russell	Chief Executive Officer (Principal Executive Officer)	March 6, 2018
Kenneth D. Russell

/s/ Brent J. Gay	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2018
Brent J. Gay

/s/ Jeremy B. Ford	Chairman of the Board of Directors	March 6, 2018
Jeremy B. Ford

/s/ Rhodes R. Bobbitt	Director	March 6, 2018
Rhodes R. Bobbitt

/s/ Harvey B. Cash	Director	March 6, 2018
Harvey B. Cash

/s/ Donald J. Edwards	Director	March 6, 2018
Donald J. Edwards

/s/ Mark A. Kelly	Director	March 6, 2018
Mark A. Kelly

/s/ Tom C. Nichols	Director	March 6, 2018
Tom C. Nichols

/s/ Lyndon L. Olson	Director	March 6, 2018
Lyndon L. Olson

/s/ William A. Shipp, Jr.	Director	March 6, 2018
William A. Shipp, Jr.

FIRST ACCEPTANCE CORPORATION AND SUBSIDIARIES

SCHEDULE II. FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

(in thousands)

	December 31,
Balance Sheets	2017	2016
Assets:
Investment in subsidiaries, at equity in net assets	$119,517	$112,479
Cash and cash equivalents	2,310	3,457
Loan to wholly-owned subsidiary	19,610	23,610
Deferred tax asset	14,883	25,828
Other assets	1,671	1,655
	$157,991	$167,029
Liabilities:
Debentures payable	$40,348	$40,302
Term loan from principal stockholder	29,805	29,779
Other liabilities	23,081	24,460
Stockholders' equity	64,757	72,488
	$157,991	$167,029

	Year Ended December 31,
Statement of Operations	2017	2016	2015
Interest income	$2,944	$2,283	$1,328
Equity in income (loss) of subsidiaries, net of tax	3,390	(27,428)	(441)
Expenses	(7,180)	(4,508)	(4,238)
Loss before income taxes	(846)	(29,653)	(3,351)
Provision (benefit) for income taxes	7,758	(371)	(1,421)
Net loss	$(8,604)	$(29,282)	$(1,930)

	Year Ended December 31,
Statement of Cash Flows	2017	2016	2015
Cash flows from operating activities:
Net loss	$(8,604)	$(29,282)	$(1,930)
Equity in (income) loss of subsidiaries, net of tax	(3,390)	27,428	441
Stock-based compensation	299	207	144
Deferred income taxes	10,945	(17,179)	(684)
Other	71	95	(203)
Change in assets and liabilities	(1,394)	17,300	2,385
Net cash (used in) provided by operating activities	(2,073)	(1,431)	153
Cash flows from investing activities:
Dividends from subsidiary	850	1,225	2,025
Loan to wholly-owned subsidiary	4,000	6,400	(30,010)
Investments in subsidiaries	(4,000)	(10,900)	(10,000)
Net cash (used in) provided by investing activities	850	(3,275)	(37,985)
Cash flows from financing activities:
Proceeds from term loan from principal stockholder	—	—	30,000
Net proceeds from issuance of common stock	76	68	91
Net cash provided by financing activities	76	68	30,091
Net change in cash and cash equivalents	(1,147)	(4,638)	(7,741)
Cash and cash equivalents, beginning of period	3,457	8,095	15,836
Cash and cash equivalents, end of period	$2,310	$3,457	$8,095