Form 10-K/A
period 2017-12-31
FIRST ACCEPTANCE CORP /DE/
filed 2018-04-30
CIK 1017907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

FIRST ACCEPTANCE CORPORATION 10-K/A

EXPLANATORY NOTE

This Amendment on Form 10-K/A amends the First Acceptance Corporation (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 6, 2018 (the “Original Filing”). We are filing this Amendment to include the information required by Part III of Form 10-K that was not included in the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment on Form 10-K/A.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

i

FIRST ACCEPTANCE CORPORATION 10-K/A

ii

FIRST ACCEPTANCE CORPORATION 10-K/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below are the names and other information pertaining to each person serving on the Company’s Board of Directors:

Name	Age	Position(s)
Rhodes R. Bobbitt	72	Director
Harvey B. Cash	79	Director
Donald J. Edwards	52	Director
Jeremy B. Ford	43	Director (Chairman)
Mark A. Kelly	49	Director
Tom C. Nichols	71	Director
Lyndon L. Olson, Jr.	71	Director
Kenneth D. Russell	69	Director, President and Chief Executive Officer
William A. Shipp, Jr.	65	Director

Rhodes R. Bobbitt, 72, has served as a director of the Company since August 2004. From February 1987 until his retirement in June 2004, Mr. Bobbitt served as Managing Director and Dallas Regional Office Manager of the Private Client Service Group – Credit Suisse First Boston and its predecessor, Donaldson, Lufkin & Jenrette. Prior to joining Donaldson, Lufkin & Jenrette, Mr. Bobbitt was Vice President of Security Sales in the Dallas office of Goldman Sachs & Co. Mr. Bobbitt is a director of Hilltop Holdings Inc. Mr. Bobbitt has executive experience in finance and investments.

Harvey B. Cash, 79, served as a director of the Company since November 1996. Mr. Cash was a general partner of InterWest Partners, a venture capital fund, since 1986. Mr. Cash was a director of Silicon Laboratories, Ciena Corporation, and Argo Group International Holdings, Ltd. Mr. Cash had experience in strategic planning, finance and investments. Mr. Cash was formerly a director of Entarian Technologies, Inc., Airspan Networks, Inc. and i2 Technologies, Inc. Mr. Cash died on April 10, 2018.

Donald J. Edwards, 52, has served as a director of the Company since July 2002. Mr. Edwards currently is the Chief Executive Officer of Flexpoint Ford, LLC, a Chicago-based private equity firm focused on healthcare and financial services with currently over $2 billion under management. He served as our President and Chief Executive Officer from July 2002 through April 2004. Prior to July 2002, Mr. Edwards served as a principal in GTCR Golder Rauner, a Chicago-based private equity firm, for over eight years where he was the head of the firm’s healthcare investment effort. Mr. Edwards is a director of GeoVera Holdings and JetPay Corporation. Mr. Edwards has experience in strategic planning, management, finance and investments.

Jeremy B. Ford, 43, has been Chairman of the Board of Directors and a director of the Company since November 2011. He previously served as a director of the Company from September 2000 through April 2004 and as an employee from July 2002 through April 2004. Mr. Jeremy B. Ford serves as a director, President and Co-Chief Executive Officer of Hilltop Holdings Inc. (“Hilltop”), a financial holding company that owns PlainsCapital Bank, PrimeLending (mortgage lender), Hilltop Securities, Inc. (public and corporate finance, clearing and asset management), and National Lloyds Insurance Company (property and casualty insurance company). From March 2010 to September 2016, Mr. Jeremy B. Ford was a director, President and Chief Executive Officer of Hilltop. Mr. Jeremy B. Ford has worked in the financial services industry for over fifteen years, primarily focused on investments in and acquisitions of depository institutions and insurance and finance companies. Prior to becoming President and Chief Executive Officer of Hilltop, he was a principal of Ford Financial Fund, L.P.; a private equity fund controlled by Mr. Gerald J. Ford, the Company’s former Chairman of the Board of Directors who controls approximately 53% of our outstanding common stock. From 2004 to 2008, he worked for Diamond A-Ford Corporation, where he was involved in various investments made by a family limited partnership. Prior to that, he worked at the Company (prior to its acquisition of USAuto Holdings, Inc.), California Federal Bank, FSB (now Citigroup Inc.), and Salomon Smith Barney (now Citigroup Inc.). He has executive experience in operating a public insurance company, as well as in finance and strategic transactions. Jeremy B. Ford is the son of Gerald J. Ford.

Mark A. Kelly, 49, has served as a director of the Company since May 2014. Mr. Kelly served as our Chief Executive Officer from July 2012 to September 2014, our Interim President from March 2011 to July 2012 and our Interim Chief Executive Officer from December 2011 to July 2012 and has 20 years of banking and lending experience. Prior to being named interim President of the Company, Mr. Kelly was a Vice President of Ford Financial Fund II, L.P., a private equity fund controlled by Gerald J. Ford. Prior to that, Mr. Kelly held the position of Senior Vice President – Credit and Risk Management with Triad Financial SM, LLC (“Triad”). From 2002 to 2007, Mr. Kelly worked with Hunter’s Glen/Ford, Ltd., our principal stockholder. From 1994 to 2002, he served as

FIRST ACCEPTANCE CORPORATION 10-K/A

Executive Vice President and Chief Financial Officer of Auto One Acceptance Corporation (a subsidiary of California Federal Bank, FSB). Mr. Kelly is currently a director of American Bank, N.A. and serves as a principal with Flexpoint Ford. LLC.

Tom C. Nichols, 71, has served as a director of the Company since November 2005. Mr. Nichols has served as Chairman and Chief Executive Officer of Carlile Holdings, Inc., a bank holding company, and Carlile Bancshares, Inc. since March 2008. Mr. Nichols served as President and a director of First United Bancorp and Chairman, President and Chief Executive Officer of State National Bancshares, Fort Worth from October 1996 to March 2008. Mr. Nichols previously served as President of Ford Bank Group and as a director of United New Mexico Financial Corporation. Mr. Nichols has executive experience in strategic planning, management and finance.

Lyndon L. Olson, Jr., 71, has served as a director of the Company since August 2004. Since July 2015, Mr. Olson has served as Chairman of the Board of Directors of the Scott & White Health Plan. From 2011 until 2015, Mr. Olson served as Chairman of Hill+Knowlton Strategies, Europe and USA, a global public relations company. Mr. Olson served as a Senior Advisor to the Chairman of Citigroup, Inc. from 2001 until 2008. Mr. Olson served as United States Ambassador to Sweden from 1998 until 2001. From 1990 to 1998, Mr. Olson served as Chairman and Chief Executive Officer of Travelers Insurance Group Holdings, Inc. and Associated Madison Companies, Inc. Prior to joining Travelers, Mr. Olson served as President of the National Group Corporation and Chief Executive Officer of its National Group Insurance Company. Mr. Olson has executive experience in strategic planning, management, insurance regulatory compliance and finance, with particular emphasis on the insurance industry.

Kenneth D. Russell, 69, has served as a director of the Company since May 2014 and as our interim President and Chief Executive Officer since October 2016. From June 2015 to October 2016, Mr. Russell served as President, Chief Executive Officer and a director of Mechanics Bank, an affiliate of Gerald J. Ford. Mr. Russell is a former member of the managing board of directors for KPMG Deutsche Treuhand-Gesellschaft Aktiengesellschaft (KPMG DTG). While a member of KPMG DTG, Mr. Russell served in leadership of Audit—Financial Services. Subsequent to his service as a member of the German firm leadership, he functioned as a freelance strategic advisory to KPMG DTG’s managing board of directors, working directly with members of its executive committee. Prior to joining KPMG DTG, Mr. Russell was the lead financial services partner in the US KPMG LLP’s Department of Professional Practice in New York. His responsibilities in the Department of Profession Practice included leading the financial instruments, structured financing and securitization topic teams, and he was one of KPMG’s leading consultants on financial instruments, hedging and securitization accounting issues. Prior to joining the Department of Professional Practice at KPMG in 1993, Mr. Russell spent 20 years in KPMG’s Dallas office and had engagement responsibilities for several significant regional banking, thrift and other financial services clients. Mr. Russell is a director of Hilltop Holdings Inc.

William A. Shipp, Jr., 65, has served as a director of the Company since August 2004. Mr. Shipp has been principal of W.A. Shipp, Jr. & Co., a business and financial advisory firm, since July 1995 and has served as Treasurer/Secretary of the Jack C. Massey Foundation since July 1999, as a Director of the Foundation since April 2015, and as President since November 2016. From December 1983 to June 1995, Mr. Shipp served as Vice President of Massey Investment Company. Prior to joining Massey Investment Company, Mr. Shipp worked for more than eight years in various audit and tax capacities for Ernst & Young LLP. Mr. Shipp is a certified public accountant with the CGMA designation and has experience in accounting, finance and investments.

Executive Officers

The following table sets forth certain information concerning our current executive officers.

Name	Age	Position
Kenneth D. Russell	69	Director, President and Chief Executive Officer
Brent J. Gay	40	Senior Vice President and Chief Financial Officer

Kenneth D. Russell has served as our interim President and Chief Executive Officer since October 2016 and as a director of the Company since May 2014. From June 2015 to October 2016, Mr. Russell served as President, Chief Executive Officer and a director of Mechanics Bank, an affiliate of Gerald J. Ford. Mr. Russell is a former member of the managing board of directors for KPMG Deutsche Treuhand-Gesellschaft Aktiengesellschaft (KPMG DTG). While a member of KPMG DTG, Mr. Russell served in leadership of Audit—Financial Services. Subsequent to his service as a member of the German firm leadership, he functioned as a freelance strategic advisory to KPMG DTG’s managing board of directors, working directly with members of its executive committee. Prior to joining KPMG DTG, Mr. Russell was the lead financial services partner in the US KPMG LLP’s Department of Professional Practice in New York. His responsibilities in the Department of Profession Practice included leading the financial instruments, structured financing and securitization topic teams, and he was one of KPMG’s leading consultants on financial instruments, hedging and securitization accounting issues. Prior to joining the Department of Professional Practice at KPMG in 1993, Mr. Russell spent 20 years

FIRST ACCEPTANCE CORPORATION 10-K/A

in KPMG’s Dallas office and had engagement responsibilities for several significant regional banking, thrift and other financial services clients. Mr. Russell is a director of Hilltop Holdings Inc.

Brent J. Gay has served as our Senior Vice President and Chief Financial Officer since July 2013. Prior to joining the Company, Mr. Gay served as the Chief Financial Officer of Titan Insurance, the non-standard automobile insurance division of Nationwide Insurance since December 2011. Mr. Gay joined Nationwide in 2006 and held various financial planning and analysis roles of increasing responsibility within Nationwide’s property & casualty operations. From 1999 to 2006, Mr. Gay held several finance leadership roles at General Motors Corporation in various divisions. Mr. Gay has an MBA from the Darden Graduate School of Business at the University of Virginia, a Bachelors degree in International Business and Economics from Ohio Northern University and holds the Certified Property & Casualty Underwriter (CPCU) designation.

Corporate Governance

The Board of Directors has standing Audit, Compensation, Nominating and Corporate Governance and Investment Committees. A copy of the charter for each committee may be found on the corporate governance page of our website at www.acceptance.com and is available to any stockholder who requests a copy by delivering written notice to Investor Relations, First Acceptance Corporation, 3813 Green Hills Village Drive, Nashville, Tennessee 37215.

Audit Committee. We have a standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The principal functions of the Audit Committee are (i) to oversee our accounting and financial reporting processes and audits of our financial statements; (ii) to engage or discharge our independent registered public accounting firm; (iii) to review the nature and scope of the audit, including, but not limited to, a determination of the effectiveness of the audit effort through meetings held at least annually with independent auditors, and a determination through discussion with the auditors that no unreasonable restrictions were placed on the scope or implementation of their examinations; (iv) to oversee and review the independence, qualifications and performance of the auditors; (v) to pre-approve all auditing and non-auditing services to be provided by our independent registered public accounting firm; (vi) to review our financial statements and disclosures in our periodic reports with management and our independent registered public accounting firm; (vii) to review our policies with respect to risk assessment, risk management and the quality and adequacy of our internal controls and processes through discussions with, and reports from, our independent registered public accounting firm and management; (viii) to establish procedures for handling any complaints relating to accounting, internal controls or auditing matters and to ensure that such complaints are treated confidentially and anonymously; (ix) to review material changes in accounting and reporting principles and practices and discuss with management and outside auditors the selection, application and disclosure of critical accounting policies and practices used in our financial statements; (x) to retain, at our expense, outside counsel, auditors or other experts, consultants or advisors as it deems necessary or appropriate in the performance of its duties; and (xi) to report to the full Board of Directors on the results of its reviews. The Audit Committee operates under a written charter adopted by the full Board of Directors. Members of the Audit Committee are Messrs. Bobbitt, Nichols and Shipp, all of whom are independent directors. Mr. Shipp is an audit committee financial expert, as defined in Item 407(d) (5) (ii) of Regulation S-K. During 2017, the Audit Committee met six times.

Compensation Committee. The functions of the Compensation Committee include reviewing and approving the Company’s compensation policies, the compensation arrangements for senior management and directors, the compensation and benefit plans in which officers and directors are eligible to participate, and awards under (and otherwise administering) such plans. The Compensation Committee operates under a written charter adopted by the full Board of Directors. Members of the Compensation Committee are Messrs. Cash, Nichols and Olson, all of whom are independent directors. During 2017, the Compensation Committee met two times.

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

FIRST ACCEPTANCE CORPORATION 10-K/A

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

In addition, the Nominating and Corporate Governance Committee is responsible for reviewing and recommending corporate governance policies for the Company; reviewing potential conflicts of interest involving directors or executive officers of the Company; evaluating Board performance, including the effectiveness of current Board policies and practices; and reviewing any regulatory requirements relating to the continuing education of directors. The Nominating and Corporate Governance Committee operates under a written charter adopted by the full Board of Directors. Members of the Nominating and Corporate Governance Committee are Messrs. Bobbitt, Cash and Shipp, all of whom are independent directors. During 2017, the Nominating Committee met one time.

Investment Committee. The Investment Committee is responsible for, among other things, reviewing investment policies, strategies and programs; reviewing the procedures that we utilize in determining that funds are invested in accordance with policies and limits approved by the Investment Committee; and reviewing the quality and performance of our investment portfolios and the alignment of asset duration to liabilities. Members of the Investment Committee are Messrs. Bobbitt, Edwards and Shipp. During 2017, the Investment Committee met six times.

During 2017, the Board of Directors met four times. Each of the directors attended at least 75% of the aggregate of all meetings of the Board of Directors and all meetings of the committees on which the director served.  All but one of the directors attended our 2017 annual meeting of stockholders.

Stockholders and all other interested parties can send communications to the Board of Directors and, if applicable, to specified individual directors c/o First Acceptance Corporation, 3813 Green Hills Village Drive, Nashville, Tennessee 37215. All stockholder communications will be forwarded directly to the Board of Directors or, if applicable, to specified individual directors. If the amount of correspondence received through this process becomes excessive, our Board of Directors may consider approving a process for review, organization and screening of the correspondence by the corporate Secretary or other appropriate person.

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

FIRST ACCEPTANCE CORPORATION 10-K/A

and Chief Executive Officer enhances the Board’s oversight of the Company and our management, results in a greater role for the Board of Directors in setting the Board’s agenda and establishing Board priorities and procedures, and improves the ability of the Board to carry out its roles and responsibilities on behalf of our stockholders.

The Corporate Governance Guidelines require that at least a majority of the members of the Board be independent, as defined by applicable law and the standards of the New York Stock Exchange. The Board has determined that each of Messrs. Bobbitt, Cash, Nichols, Olson and Shipp are “independent” within the meaning of the rules of the New York Stock Exchange as currently in effect. The Corporate Governance Guidelines also require that all of the members of the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board be independent. A copy of our Corporate Governance Guidelines may be found on the corporate governance page of our website at www.acceptance.com, and we will send a written copy of our Corporate Governance Guidelines to any stockholder who requests a copy by delivering written notice to Investor Relations, First Acceptance Corporation, 3813 Green Hills Village Drive, Nashville, Tennessee 37215.

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

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that outlines the principles, policies and laws that govern our activities and establishes guidelines for professional conduct in the workplace. The Code of Business Conduct and Ethics includes provisions relating to ethical conduct, conflicts of interest, compliance with law and internal reporting of violations of the code. The Code of Business Conduct and Ethics applies to directors as well as executive officers and other employees. Every employee is required to read and certify that he or she has read and understands, and will comply with, the Code of Business Conduct and Ethics. A copy of our Code of Business Conduct and Ethics may be found on the corporate governance page of our website at www.acceptance.com, and we will send a written copy of our Code of Business Conduct and Ethics to any stockholder who requests a copy by delivering written notice to Investor Relations, First Acceptance Corporation, 3813 Green Hills Village Drive, Nashville, Tennessee 37215. We intend to disclose amendments to or waivers from the Code of Business Conduct and Ethics for the benefit of our executive officers or directors, if any, on our web site at www.acceptance.com.

Executive Board Sessions

The current practice of our Board of Directors is to hold an executive session of its non-management directors at least once per quarter.  These meetings are presided by our Chairman, Jeremy B. Ford.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers and persons, if any, owning more than 10% of a class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s equity and equity derivative securities. Based solely upon a review of the copies of such reports and written representation from reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were complied with on a timely basis for fiscal year 2017, except for a Form 4 for Tom C. Nichols that was filed on September 12, 2017 and not reported on a timely basis.

FIRST ACCEPTANCE CORPORATION 10-K/A

Item 11.	Executive Compensation

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based upon such review and discussions, the Compensation Committee, composed of Messrs. Cash, Nichols and Olson, recommended to the Board that the Compensation Discussion and Analysis be included in this report.

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

The Compensation Committee reviews our compensation policies on an annual basis and the compensation of individual executives is reviewed annually in light of the compensation policies for that year. In setting and reviewing executive compensation, in addition to corporate performance, the Compensation Committee believes it is appropriate to consider the level of experience and responsibilities of each executive, as well as the personal contributions a particular individual may make to the corporate enterprise. No relative weight is assigned to quantitative or qualitative factors considered by the Compensation Committee in reaching its decisions. The Compensation Committee utilized the services of an independent compensation consultant to benchmark comparable companies in determining the compensation of its executive officers during 2015. The Committee chose not to update this analysis during 2016 and 2017.

Benchmarking Compensation. During 2015, the Compensation Committee consulted with an independent compensation consultant to assess the competitiveness and effectiveness of our executive compensation program.  Among other things, the compensation consultant provided an analysis of base salary, short term bonus and long-term equity incentive compensation comparable to other similarly situated companies.

In performing this analysis, the compensation consultant used a peer group of similarly situated public insurance institutions.  The peer group consists of mostly small publicly traded property and casualty companies. Some of the companies used in the peer group are larger than the Company but still provide relevant information and a reliable frame of reference for benchmarking of the Company’s executive compensation.  The peer group used in the report presented for consideration consisted of the following insurance companies:

Affirmative Insurance Holdings Inc.Amerisafe, Inc.

Atlantic American Corp.Baldwin & Lyons Inc.

Donegal Group Inc.EMC Insurance Group Inc.

Federated National Holding CompanyHallmark Financial Services Inc.

HCI Group Inc.Heritage Insurance Holdings, Inc.

Independence Holding Co.National Interstate Corporation

United Insurance Holdings Corp.Universal Insurance Holdings Inc.

Role of Executive Officers in Compensation Decisions. The Compensation Committee makes all decisions regarding the compensation of our executive officers. The Compensation Committee annually evaluates the performance of our executive officers, and our president and chief executive officer provides the Compensation Committee with an assessment of the performance of our

FIRST ACCEPTANCE CORPORATION 10-K/A

executive officers other than himself. Decisions regarding the compensation of employees other than our executive officers are made by our president and chief executive officer in consultation with other members of management.  The president and chief executive officer does not play any role with respect to any matter impacting his own compensation.

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
•

To align the interests of executives with those of our stockholders and the long-term interests of the Company by providing long-term incentive compensation in the form of stock options, restricted common stock, restricted stock units or other equity-based long-term incentive compensation.

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

Elements of 2017 Executive Compensation. Overall, our executive compensation program is designed to be consistent with the objectives and principles set forth above. For 2017, the principal components of compensation for our executive officers were:

Base Salary. We provide executive officers with base salaries to compensate them for services provided during the year. The Compensation Committee generally reviews the base salaries of our executive officers on an annual basis. In determining whether an increase in base compensation for the executive officers is appropriate, the Compensation Committee considers the performance of the Company and the executive officer during the prior year, the executive officers’ level of base salary relative to other executive officers of the Company, and the recommendations of the president and chief executive officer. Based upon these factors, the Compensation Committee approved base salaries for our named executive officers for 2017 and 2016 as follows.

		2017	2016
Name		Base Salary ($)	Base Salary ($)
Kenneth D. Russell	(1)	400,000	400,000
Brent J. Gay		290,000	290,000
(1)

Mr. Russell also serves in various capacities for affiliates of Gerald J. Ford, our principal shareholder. These salary amounts represent reimbursements by the Company to Mr. Russell’s current employer, Diamond A Administration Company.

Annual Incentive Compensation. The Compensation Committee believes that annual incentive compensation should be utilized to motivate the participants to achieve certain corporate and business objectives and operating results and reward them when these elements are satisfied. On March 10, 2017, the Compensation Committee adopted the 2017 Senior Management Bonus Program, which was consistent with the previously stated objectives of the annual incentive component of executive compensation. For non-senior executive officers and key employees, their respective bonus potential was their individual target bonus times multipliers relating to the Company achieving its pre-tax income projections for 2017 (adjusted for specified non-recurring items) and the particular participant attaining specific management business objectives as set forth for that individual. The calculated payout is a baseline, and the final payout would be determined at the discretion of the president and chief executive officer. For senior executive officers, their respective bonus potential was a percentage of their individual target bonus times a multiplier relating to the Company achieving its pre-tax income projections for 2017. Any annual incentive payout amounts greater than 100% of potential were eligible for payment in the form of equity grants. All cash bonus payments and equity award grants to senior executive officers were subject to prior approval of the Compensation Committee. Based upon the Company’s adjusted pre-tax income attained, the Compensation Committee approved the following cash bonuses to our executive officers for 2017 in accordance with the 2017 Senior Management Bonus Program:

FIRST ACCEPTANCE CORPORATION 10-K/A

		Cash
Name	Position	Bonus ($)
Kenneth D. Russell	President and Chief Executive Officer	358,157
Brent J. Gay	Senior Vice President and Chief Financial Officer	193,238

Equity Awards. Equity awards, including stock options, restricted common stock and restricted stock units, are the principal vehicle for payment of long-term compensation for our executive officers. The Compensation Committee believes stock-based incentive compensation should be structured so as to closely align the interests of the executive officers with the interests of our stockholders. All equity awards are granted pursuant to incentive plans approved by our stockholders. The Compensation Committee determines the equity award grants to the executive officers and takes into account the recommendations of the president and chief executive officer prior to approving awards of stock-based incentive compensation. Equity awards are granted in part to reward the senior executives for their long-term strategic management of the Company, and to motivate the executives to improve stockholder value. The Compensation Committee may also grant an award to an executive officer upon the commencement of his or her employment with the Company or upon a change in his or her duties or responsibilities with the Company.

On March 6, 2018, based upon the Company’s initiatives executed, the Compensation Committee approved the following stock award to an executive officer for 2017:

		Restricted
Name	Position	Stock Units (#) (1)
Brent J. Gay	Senior Vice President and Chief Financial Officer	28,846

(1)

Represents restricted stock units granted to the executive officer. Such restricted stock units will vest, and an equal number of shares of common stock will be deliverable to the executive, upon the third anniversary of the date of grant, March 6, 2021, or immediately upon the earlier occurrence of events specified in the executive officer's restricted stock unit award agreement, including a "change in control" of the Company.

401(k) Plan. The Company maintains a 401(k) plan that provides for a matching contribution by the Company of 100% of the participant’s voluntary salary contributions of the first 3% of the participant’s salary contributed by the participant, plus 50% of the next 2% of salary, up to the maximum voluntary salary contribution established by the U.S. Department of Labor.

Elements of 2018 Executive Compensation Plan.

Base Salary. On March 10, 2018, consistent with the prior stated objectives of the base salary component of executive compensation, for 2018, the Compensation Committee determined to not change the base salary of Mr. Russell for his services as Chief Executive Officer and decided to increase the base salary of Mr. Gay as Chief Financial Officer.

		2018	2017
Name		Base Salary ($)	Base Salary ($)
Kenneth D. Russell	(1)	400,000	400,000
Brent J. Gay		300,000	290,000
(1)

Mr. Russell also serves in various capacities for affiliates of Gerald J. Ford, our principal shareholder. These salary amounts represent reimbursements by the Company to Mr. Russell’s current employer, Diamond A Administration Company.

Cash Bonus and Equity Awards. On March 10, 2017, the Compensation Committee adopted the 2018 Senior Management Bonus Program, which is consistent with the 2017 Senior Management Bonus Program. All cash bonus payments and equity award grants to senior executive officers are subject to prior approval of the Compensation Committee.

The following target bonus percentages will be followed for our named executive officers:

		Target Cash
		Bonus % of
Name	Position	Base Salary
Kenneth D. Russell	President and Chief Executive Officer	75%
Brent J. Gay	Senior Vice President and Chief Financial Officer	55%

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

FIRST ACCEPTANCE CORPORATION 10-K/A

Tax and Accounting Matters. Section 162(m) of the Internal Revenue Code of 1986, enacted as part of the Omnibus Budget Reconciliation Act of 1993, generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to the chief executive officer and the three other most highly compensated executive officers, other than the chief financial officer. Under Internal Revenue Service regulations, qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Compensation Committee expects to continue to monitor the application of Section 162(m) to executive compensation and will take appropriate action if it is warranted in the future. We operate our compensation programs with the intention of complying with Section 409A of the Internal Revenue Code of 1986.

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

Compensation Committee Interlocks and Insider Participation

During 2017, the Compensation Committee of the Board of Directors was composed of Harvey B. Cash, Tom C. Nichols and Lyndon L. Olson, Jr. None of these persons has at any time been an officer or employee of the Company or any of its subsidiaries. In addition, there are no relationships among our executive officers, members of the Compensation Committee or entities whose executives serve on the Board of Directors or the Compensation Committee that require disclosure under applicable SEC regulations.

Summary Compensation Table

The following table sets forth compensation earned by our chief executive officers and our chief financial officer, who were either serving in such capacities on December 31, 2017 or during 2017, or are reportable pursuant to applicable SEC regulations.

							Non-Equity
							Incentive	All
					Stock	Option	Plan	Other
					Awards	Awards	Comp	Comp
Name and Principal Position		Year	Salary ($)	Bonus ($)	($) (1)	($)	($)	($)	Total ($)
Kenneth D. Russell	(2)	2017	400,000	358,157	590,000	—	—	—	1,348,157
President and	(2)	2016	66,849	—	—	—	—	—	66,849
Chief Executive Officer
Brent J. Gay		2017	290,000	193,238					483,238
Senior Vice President and	(3)	2016	284,231	—	—	—	—	—	284,231
Chief Financial Officer		2015	257,885	112,500	75,000	—	—	—	445,385

(1)

Represents the aggregate grant date fair value of restricted stock units granted during each respective period computed in accordance with FASB ASC 718. Aggregate compensation expense is equal to the grant date fair value based on the closing stock price on the date of grant.

(2)

Mr. Russell, who also serves in various capacities for affiliates of Gerald J, Ford, our principal shareholder, was named Interim President and Chief Executive Officer on October 19, 2016. The salary amounts represent reimbursements by the Company to Mr. Russell’s current employers, Diamond A Administration Company, at an annual rate of $400,000, commencing November 1, 2016.

(3)	Represents an annual salary of $290,000, increased from $260,000 in March 2016.

FIRST ACCEPTANCE CORPORATION 10-K/A

Grants of Plan-Based Awards

The following table sets forth information concerning each grant of an equity award made to a named executive officer in 2017.

Estimated Future Payouts Under Non-Equity Incentive Plan Awards
All Other
				Stock Awards:		Exercise or	Grant Date
				Number of		Base Price of	Fair Value of
	Grant			Shares of Stock		Stock and Option	Stock and Option
Name	Date	Threshold ($)	Maximum ($)	or Units (#)		Awards ($)/sh	Awards ($) (1)
Kenneth D. Russell	5/9/2017	—	—	500,000	(2)	1.18	590,000

(1)

Represents the aggregate grant date fair value of restricted stock units granted during each respective period computed in accordance with FASB ASC 718. Aggregate compensation expense is equal to the grant date fair value based on the closing stock price on the date of grant.

(2)

Mr. Russell was granted 500,000 restricted stock units. The restricted stock units will vest 100%, and an equal number of shares of common stock will be deliverable, upon the third anniversary of the date of grant, provided that Mr. Russell was still employed with the Company. A prorated portion of the restricted stock units vests immediately in the event of a termination of service due to death or total and permanent disability, retirement or by the Company without cause.

Outstanding Equity Awards at Year-End

The following table sets forth information concerning outstanding equity awards held by our named executive officers at December 31, 2017.

	Option Awards				Stock Awards
	Number of	Number of
	Securities	Securities			Number of		Market Value
	Underlying	Underlying			Shares or Units		of Shares or
	Unexercised	Unexercised	Option	Option	of Stock That		Units of
	Options (#)	Options (#)	Exercise	Expiration	Have Not		Stock That Have
Name	Exercisable	Unexercisable	Price ($)	Date	Vested (#)		Not Vested ($)
Kenneth D. Russell	—	—	—	—	500,000	(1)	595,000
Brent J. Gay	—	—	—	—	59,043	(2)	70,261

(1)

Mr. Russell was granted 500,000 restricted stock units on May 9, 2017. These restricted stock units will vest 100%, and an equal number of shares of common stock will be deliverable, upon the third anniversary of the date of grant, provided that Mr. Russell is still employed with the Company. A prorated portion of the restricted stock units vests immediately in the event of a termination of service due to death or total and permanent disability, retirement or by the Company without cause. Market value is based on a closing price per share of $1.19 for the Company’s Common Stock on the New York Stock Exchange on December 31, 2017.

(2)

Mr. Gay was granted 32,609 and 26,434 restricted stock units on March 15, 2016 and March 10, 2015, respectively. These restricted stock units will vest 100%, and an equal number of shares of common stock will be deliverable, upon the third anniversary of the date of grant, provided that Mr. Gay is still employed with the Company. A prorated portion of the restricted stock units vests immediately in the event of a termination of service due to death or total and permanent disability, retirement or by the Company without cause. Market value is based on a closing price per share of $1.19 for the Company’s Common Stock on the New York Stock Exchange on December 31, 2017.

Option Exercises and Stock Vested

No equity awards held by a named executive officer vested in 2017. Additionally, no option awards were exercised during 2016.

FIRST ACCEPTANCE CORPORATION 10-K/A

Equity Compensation Plan Information

The following table summarizes information with respect to our equity compensation plans as of December 31, 2017.

Number of
	Securities to Be	Weighted	Number of Securities
	Issued Upon	Average	Remaining Available
	Exercise of	Exercise Price	for Future Issuance
	Outstanding	of Outstanding	Under Equity
Plan Category	Options	Options	Compensation Plans
Equity compensation plans approved by equity holders	120,000	$3.04	6,450,143
Equity compensation plans not approved by security holders	—	—	—

How Are Our Directors Compensated?

Each director receives an annual retainer of $20,000, payable in equal, quarterly installments. The Chairman of the Audit Committee of the Board of Directors receives an additional annual retainer of $5,000, payable in equal, quarterly installments. Directors also receive a fee of $2,000 for each Board of Directors meeting attended and $1,000 for each Board committee meeting attended. In addition, directors other than Messrs. Edwards and Ford receive an award pursuant to the Amended and Restated First Acceptance Corporation 2002 Long Term Incentive Plan of 1,000 shares of restricted stock on the date of each annual meeting of our stockholders. The restricted stock is subject to forfeiture if the director ceases to serve as a director of the Company during the period of six months following the date of the award, subject to certain exceptions.

The following table summarizes information with respect to the compensation paid to the members of our Board in 2017.

	Fees Earned
	or Paid in	Stock
Name	Cash ($)	Awards ($) (1)	Total
Rhodes R. Bobbitt	39,000	1,180	40,180
Harvey B. Cash	30,000	1,180	31,180
Donald J. Edwards	34,000	—	34,000
Jeremy B. Ford	28,000	—	28,000
Mark A. Kelly	27,000	1,180	28,180
Tom C. Nichols	34,000	1,180	35,180
Lyndon L. Olson, Jr.	29,000	1,180	30,180
Kenneth D. Russell	28,000	1,180	29,180
William A. Shipp, Jr.	44,000	1,180	45,180

(1)

Represents the proportionate amount of the total value of stock awards to directors recognized as an expense during 2016 for financial accounting purposes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-20, Compensation – Stock Compensation, disregarding for this purpose estimated forfeitures relating to service-based vesting conditions. Compensation expense is equal to the grant date fair value of the stock awards using the closing price for the Company’s common stock on the New York Stock Exchange on the date of grant ($1.18). As of December 31, 2017, there were no unvested stock awards held by our non-employee directors.

FIRST ACCEPTANCE CORPORATION 10-K/A

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth information regarding our common stock beneficially owned on March 6, 2018 by any person or “group,” as that term is used in Section 13(d) (3) of Securities Exchange Act of 1934, known to us to beneficially own more than five percent of the outstanding shares of our common stock.

	Amount and
	Nature of
	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership	Class (1)
Gerald J. Ford (2)
200 Crescent Court, Suite 1350
Dallas, Texas 75201	21,851,599	53.0%
Second Curve Capital, LLC (3)
350 5th Avenue, Suite 4730
New York, New York 10018	4,100,754	9.9%
Jeremy B. Ford
3813 Green Hills Village Drive
Nashville, Tennessee 37215	2,333,551	5.7%

(1) Based on 41,234,729 shares of common stock outstanding on March 6, 2018. Shares issuable under instruments to purchase our common stock that are exercisable within 60 days of March 6, 2018 are treated as if outstanding for computing the percentage ownership of the person holding these instruments, but are not treated as outstanding for purposes of computing the percentage ownership of any other person.

(2) Includes 19,019,653 shares owned through Hunter's Glen/Ford Ltd. ("Hunter's Glen") and 2,268,218 shares owned through Turtle Creek Revocable Trust ("Turtle Creek Trust").  Because Mr. Ford is one of two general partners of Hunter's Glen and the sole stockholder of Ford Diamond Corporation, a Texas corporation and the other general partner of Hunter's Glen, Mr. Ford is considered the beneficial owner of the shares that Hunter's Glen owns. Since Mr. Ford is trustee of Turtle Creek Trust, Mr. Ford is considered the beneficial owner of the shares that Turtle Creek Trust owns.

(3) Based upon Schedule 13G filed on January 19, 2017.

FIRST ACCEPTANCE CORPORATION 10-K/A

Security Ownership of Directors and Named Executive Officers

The following table shows the amount of our common stock beneficially owned by our current directors, our named executive officers and our current directors and named executive officers presently serving as a group. Except as otherwise indicated, all information is as of March 6, 2018. Except as otherwise indicated in the footnotes to this table, the address of each person listed below is c/o First Acceptance Corporation, 3813 Green Hills Village Drive, Nashville, Tennessee 37215.

			Acquirable
	Outstanding		Within 60	Percent of
Name	Shares (1)		Days (2)	Class (3)
Jeremy B. Ford	2,333,551	(4)	—	5.7%
Rhodes R. Bobbitt	693,125		—	1.7%
Donald J. Edwards	536,666	(5)	—	1.3%
Mark A. Kelly	118,000		—	*
Kenneth D. Russell	64,000		—	*
Tom C. Nichols	62,500		—	*
Lyndon L. Olson, Jr.	62,000		—	*
William A. Shipp, Jr.	23,501		—	*
Harvey B. Cash	12,000		—	*
Brent J. Gay	5,000		—	*
All current directors and executive officers
as a group (10 persons)	3,910,343		—	9.5%

*Represents less than 1% of our outstanding common stock.

(1)	The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority.
(2)	Reflects the number of shares that could be purchased by exercise of options exercisable on March 6, 2018 or within 60 days thereafter under our stock incentive plan.
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

(4)

Excludes shares beneficially owned by Hunter’s Glen (See Principal Stockholders table.). Mr. Jeremy Ford is the beneficiary of a trust that owns approximately 46% of Hunter’s Glen. Mr. Jeremy Ford disclaims beneficial ownership of the shares owned by Hunter’s Glen, except to the extent of his pecuniary interest therein.

(5)	Address: Flexpoint Ford, LLC, 676 N. Michigan Avenue, Suite 3300, Chicago, Illinois 60611.

FIRST ACCEPTANCE CORPORATION 10-K/A

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Corey G. Prestidge, the son-in-law of Gerald J. Ford, our former Chairman of the Board of Directors who controls approximately 53% of our outstanding common stock, and the brother-in-law of our Chairman of the Board, Jeremy B. Ford, provides legal services to the Company. Mr. Prestidge is also General Counsel and Secretary with Hilltop Holdings Inc., an affiliate of Gerald J. Ford. Mr. Prestidge’s compensation for 2017 was $75,002.

On June 29, 2015, to finance an acquisition, the Company borrowed the full amount under a $30 million Loan Agreement (the “Loan Agreement”) with Diamond Family Investments, LP, an affiliate of Gerald J. Ford. The Loan Agreement provided a $30 million interest-only senior term loan facility, maturing in full on June 29, 2025. Commencing June 29, 2016, the Company has the right to prepay the loan in whole or in part, in cash, without premium or penalty, upon written notice to the lender. Amounts prepaid under the Loan Agreement may not be reborrowed. The term loan outstanding under the Loan Agreement bears interest at a rate of 8% per annum. The terms and conditions of the Loan Agreement were approved by a special committee of the Board of Directors consisting of directors who are considered to be independent of Gerald J. Ford.

FIRST ACCEPTANCE CORPORATION 10-K/A

Item 14.	Principal Accountant Fees and Services

Fees Billed to Us by Ernst & Young LLP

Audit Fees. The aggregate audit fees billed by Ernst & Young for 2017 and 2016 were $933,850 and $973,200, respectively. The fees include professional services and expenses for annual financial and statutory audits, including internal control over financial reporting, and quarterly reviews of our financial statements.

Audit-Related Fees. Ernst & Young did not perform or bill us for any audit-related services for 2017 and 2016.

Tax Fees. The aggregate tax fees billed by Ernst & Young were $95,000 for both 2017 and 2016. These fees related primary to the preparation of federal and state income tax returns for the Company.

All Other Fees. Ernst & Young did not perform or bill us for any other services for 2017 and 2016.

Audit Committee Pre-Approval Policies and Procedures.

Our Audit Committee has adopted a policy, contained in its Charter, which provides that our Audit Committee must pre-approve all audit and non-audit services provided to the Company by our independent registered public accounting firm. This policy is administered by our senior management, which reports throughout the year to the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by Ernst & Young.

Auditor Rotation Policies

Ernst & Young maintains partner rotation policies in accordance with the rules promulgated by the SEC. Such rules have required rotation of the lead audit partner after five years of assignment to the engagement.

FIRST ACCEPTANCE CORPORATION 10-K/A

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(b)Exhibits: An index to exhibits has been filed as part of this Amendment and is incorporated herein by reference.

FIRST ACCEPTANCE CORPORATION 10-K/A

Exhibit Number	INDEX TO EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14, as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14, as amended.*

(*) Filed herewith.

FIRST ACCEPTANCE CORPORATION 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ACCEPTANCE CORPORATION

Date: April 30, 2018	By	/s/ Kenneth D. Russell
Kenneth D. Russell Chief Executive Officer